Form 10-Q/A
period 1993-09-30
RYLAND GROUP INC
filed 1994-01-26
CIK 85974

                        UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QA-1
                         ------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities  Exchange Act of 1934

For the quarterly period ended   September 30, 1993
                              ---------------------


                             or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities  Exchange Act of 1934

For the transition period from              to
                               -------------  --------------


                Commission File Number:  1-8029


                      THE RYLAND GROUP, INC.
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)

             Maryland                       52-0849948
- --------------------------------           -------------------
(State or other jurisdiction of            (I.R.S. Employer
of incorporation or organization)          Identification No.)

    11000 Broken Land Parkway,  Columbia, Maryland   21044
    ---------------------------------------------------------
    (Address of principal executive offices)       (Zip Code)

                           (410) 715-7000
    ---------------------------------------------------------
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X   No
                                           ------   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock of The Ryland Group, Inc., outstanding on October 29, 1993 was 15,283,942.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX


                                                      Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              September 30, 1993 (unaudited) and
              December 31, 1992                            1-2

            Consolidated Statements of Earnings
              for the three months ended
              September 30, 1993 and 1992 and the
              nine months ended September 30, 1993 and
              1992 (unaudited)                               3

            Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              1993 and 1992 (unaudited)                      4

            Notes to Consolidated Financial
              Statements (unaudited)                       5-9


  SIGNATURES                                                10

NOTE: This amendment is being filed to correct a misprint on the Consolidated Statements of Earnings on page 3 resulting from the EDGAR electronic transmission.

                     The Ryland Group, Inc. and subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


                                                                                     SEPTEMBER 30,        December 31,
                                                                                         1993                 1992
                                                                                   -------------------------------------
                                                                                      (unaudited)
ASSETS

HOMEBUILDING:
    Cash                                                                           $         16,012    $         10,413
    Homebuilding inventories:
       Sold homes and lots                                                                  209,681             148,846
       Unsold homes, lots and land                                                          338,936             336,338
                                                                                    ------------------------------------
        Total inventories                                                                   548,617             485,184

    Investment in/advances to unconsolidated joint ventures                                  23,852              34,962
    Property, plant and equipment                                                            14,206              13,865
    Purchase price in excess of net assets acquired                                          23,897              24,671
    Other assets                                                                             44,646              32,194
                                                                                    ------------------------------------
                                                                                            671,230             601,289
                                                                                    ------------------------------------


FINANCIAL SERVICES:
    Mortgage loans held for sale, net                                                       402,762             392,533
    Mortgage-backed securities held for sale, net                                           217,560             241,102
    Purchased servicing and administration rights, net                                       16,883              19,056
    Other assets                                                                             64,815              47,023
                                                                                    ------------------------------------
                                                                                            702,020             699,714
                                                                                    ------------------------------------


LIMITED-PURPOSE SUBSIDIARIES:
    Collateral for bonds payable, net                                                       918,776           1,559,661
    Other assets                                                                             12,082              20,981
                                                                                    ------------------------------------
                                                                                            930,858           1,580,642
                                                                                    ------------------------------------

Net deferred taxes                                                                           33,509               3,267
Other assets                                                                                 19,487              11,769
                                                                                    ------------------------------------

  TOTAL ASSETS                                                                     $      2,357,104    $      2,896,681
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                     The Ryland Group, Inc. and subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                                                      SEPTEMBER 30,        December 31,
                                                                                          1993                1992
                                                                                   -------------------------------------
                                                                                      (unaudited)
LIABILITIES

HOMEBUILDING:
    Accounts payable and other liabilities                                         $         70,421    $         55,837
    Current portion of long-term debt                                                        24,952             146,668
    Long-term debt                                                                          380,332             170,899
                                                                                    ------------------------------------
                                                                                            475,705             373,404
                                                                                    ------------------------------------


FINANCIAL SERVICES:
    Accounts payable and other liabilities                                                   76,896              31,145
    Short-term notes payable                                                                560,912             587,872
                                                                                    ------------------------------------
                                                                                            637,808             619,017
                                                                                    ------------------------------------


LIMITED-PURPOSE SUBSIDIARIES:
    Accounts payable and other liabilities                                                   26,288              37,928
    Bonds payable, net *                                                                    896,352           1,533,237
                                                                                    ------------------------------------
                                                                                            922,640           1,571,165
                                                                                    ------------------------------------

Other liabilities                                                                            35,127              27,406

                                                                                    ------------------------------------
   TOTAL LIABILITIES                                                                      2,071,280           2,590,992
                                                                                    ------------------------------------


STOCKHOLDERS' EQUITY

    Convertible preferred stock, $1 par value
      Authorized - 1,400,000 shares
      Issued - 1,162,984 shares (1,198,533 for 1992)                                          1,163               1,199
    Common stock, $1 par value
      Authorized - 78,600,000 shares
      Issued - 15,268,014 shares (15,390,314  for 1992)                                      15,268              15,390
    Paid-in capital                                                                         115,066             119,100
    Retained earnings                                                                       175,451             196,203
    Other                                                                                   (21,124)            (26,203)
                                                                                    ------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                                               285,824             305,689
                                                                                    ------------------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      2,357,104    $      2,896,681
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


* The 'bonds payable, net' shown in the financial statements represent obligations solely of the limited-purpose subsidiaries, which are secured by the assets of the limited-purpose subsidiaries. The bonds are not guaranteed or insured by The Ryland Group, Inc. or any of its subsidiaries.


                The Ryland Group, Inc. and subsidiaries
                  CONSOLIDATED STATEMENTS OF EARNINGS
                              (unaudited)
               (amounts in thousands, except share data)


                                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                              1993           1992                1993           1992
                                                      ---------------------------------   --------------------------------
REVENUES:

   Homebuilding                                        $      315,021   $    305,468       $     836,904   $    777,438
   Financial services                                          38,765         33,937             125,461         94,564*
   Limited-purpose subsidiaries                                24,966         50,411              89,207        174,471
                                                        -----------------------------       ------------------------------
   Total revenues                                             378,752        389,816           1,051,572      1,046,473*

EXPENSES:

   Homebuilding:
       Cost of sales                                          319,519        265,894             781,618        673,088
       Interest expense                                         6,974          4,213              19,315         12,229
       Selling, general and administrative expenses            29,930         27,595              81,868         79,024
                                                        -----------------------------       ----------------------------
       Total                                                  356,423        297,702             882,801        764,341

   Financial services:
       Interest expense                                         7,480          7,596              21,898         19,360
       General and administrative expenses                     21,471         15,786              60,603         47,870
                                                        -----------------------------       ----------------------------
       Total                                                   28,951         23,382              82,501         67,230

   Limited-purpose subsidiaries :
       Interest expense                                        23,867         46,035              84,605        161,899
       Other expenses                                           1,059          3,331               4,478          9,665
                                                        -----------------------------       ----------------------------
       Total                                                   24,926         49,366              89,083        171,564

   Other expenses                                               3,119          4,100              11,463         11,388
                                                        -----------------------------       ----------------------------

   Total expenses                                             413,419        374,550           1,065,848      1,014,523

Equity in losses of
 unconsolidated joint ventures                                 (1,903)          (560)             (2,143)          (757)
                                                        -----------------------------       -----------------------------

(LOSS) EARNINGS BEFORE TAXES                                  (36,570)        14,706             (16,419)        31,193
Tax (benefit) expense                                         (14,014)         5,000              (6,156)        10,604
                                                        -----------------------------       -----------------------------

NET (LOSS) EARNINGS                                    $      (22,556)  $      9,706       $     (10,263)  $     20,589
                                                        -----------------------------       -----------------------------
                                                        -----------------------------       -----------------------------

Preferred dividends                                    $          642   $        668       $       1,952   $      2,015
Net (loss) earnings applicable to common stockholders  $      (23,198)  $      9,038       $     (12,215)  $     18,574

NET (LOSS) EARNINGS PER COMMON SHARE:
    Primary                                            $        (1.52)  $       0.58       $       (0.80)  $       1.26
    Fully diluted                                               (1.52)          0.54               (0.80)          1.18

Dividends per common share                             $         0.15   $       0.15       $        0.45   $       0.45
Dividends per preferred share                                    0.55           0.55                1.65           1.65

- -------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


* THESE AMOUNTS ARE AMENDED TO CORRECT A MISPRINT RESULTING FROM THE EDGAR ELECTRONIC TRANSMISSION. THIS CONSOLIDATED STATEMENTS OF EARNINGS NOW CONFORMS TO THE CONSOLIDATED STATEMENTS OF EARNINGS AS REPORTED IN THE PAPER COPY FILED WITH THE COMMISSION ON NOVEMBER 18, 1993.


                 The Ryland Group, Inc. and subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                         (amounts in thousands)


                                                               Nine months ended September 30,
                                                                      1993               1992
                                                              --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) earnings                                       $     (10,263)      $     20,589

   Adjustments to reconcile net (loss) earnings to net cash used for operating activities:

     Depreciation and amortization                                  14,942             24,295
     Increase in inventories                                       (63,433)          (128,178)
     Net change in other assets, payables
       and other liabilities                                       (11,739)            (4,927)
     Equity in losses of unconsolidated
       joint ventures                                                2,143                757
     Decrease (increase) in investment in/advances to
       unconsolidated joint ventures                                 8,809             (1,158)
     Decrease (increase) in mortgage loans and
       mortgage-backed securities held for resale, net              13,313           (341,229)
     Gain on sale of investment                                     (5,322)                 0
                                                              --------------------------------

   Net cash used for operating activities                          (51,550)          (429,851)
                                                              --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net additions to property, plant and equipment                   (9,123)           (10,323)
   Principal reduction of mortgage collateral                      649,349            761,260
   Other investing activities, net                                   6,726             (6,964)
                                                              --------------------------------

   Net cash provided by investing activities                       646,952            743,973
                                                              --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   (Decrease) increase in short-term notes payable                 (26,960)           314,583
   Cash proceeds of long-term debt                                 114,080            125,894
   Reduction of long-term debt                                     (26,363)           (41,372)
   Bond principal payments                                        (643,151)          (755,888)
   Common stock issuance                                                 0             66,863
   Common and preferred stock dividends                              8,850             (8,950)
   Other financing activities, net                                   1,441              7,733
                                                              --------------------------------

   Net cash used for financing activities                         (572,103)          (291,137)
                                                              --------------------------------

Net increase in cash                                                23,299             22,985
Cash at beginning of year                                           10,413              3,001
                                                              --------------------------------

CASH AT END OF PERIOD                                        $      33,712       $     25,986
                                                              --------------------------------
                                                              --------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest                                    $     131,888       $    210,007
   Cash paid for income taxes                                $      26,225       $     19,178
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands)


Note 1. Segment Information                      THREE MONTHS ENDED SEPTEMBER 30,
                                                         1993              1992
                                                --------------    --------------
Revenues:
      Homebuilding                             $      315,021    $      305,468
      Financial services                               38,768            34,849
      Limited-purpose subsidiaries                     25,090            50,679
      Intersegment transactions                          (127)           (1,180)
                                                --------------    --------------

     Total                                     $      378,752    $      389,816
                                                --------------    --------------
                                                --------------    --------------

Pretax (loss) earnings:
      Homebuilding                             $      (43,305)   $        7,206
      Financial services                                9,817            10,826
      Limited-purpose subsidiaries                         37               774
      Corporate expenses                               (3,119)           (4,100)
                                                --------------    --------------

     Total                                     $      (36,570)   $       14,706
                                                --------------    --------------
                                                --------------    --------------



                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                         1993              1992
                                                --------------    --------------
Revenues:
      Homebuilding                             $      836,904    $      777,438
      Financial services                              125,496            95,511
      Limited-purpose subsidiaries                     89,612           174,506
      Intersegment transactions                          (440)             (982)
                                                --------------    --------------

     Total                                     $    1,051,572    $    1,046,473
                                                --------------    --------------
                                                --------------    --------------

Pretax (loss) earnings:
      Homebuilding                             $      (48,040)   $       12,340
      Financial services                               42,995            27,873
      Limited-purpose subsidiaries                         89             2,368
      Corporate expenses                              (11,463)          (11,388)
                                                --------------    --------------

     Total                                     $      (16,419)   $       31,193
                                                --------------    --------------
                                                --------------    --------------


The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (the company). Additionally, certain investments in joint ventures are accounted for by the equity method, as the company generally has a 50 percent or less interest in the joint ventures. Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of September 30, 1993, and the consolidated statements of earnings for the three months and nine months ended September 30, 1993 and 1992, and the consolidated statements of cash flows for the nine months ended September 30, 1993 and 1992 have been prepared by the company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1993, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1992 has been taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1993 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and related notes included in the company's December 31, 1992 annual report to shareholders. The results of operations for the three months and nine months ended September 30, 1993 are not necessarily indicative of the operating results for the full year. Assets presented in the financial statements are net of any valuation allowances.

In calculating primary (loss) earnings per common share applicable to stockholders, the dividend requirements of the preferred shares held by the Ryland Retirement and Stock Ownership Plan Trust (the RSOP Trust) have been added to net loss or deducted from net earnings as appropriate. For the three and nine month periods ended September 30, 1992 the average shares outstanding have been increased by the common stock equivalents relating to the employee stock option and employee incentive plans. For the three and nine month periods ended September 30, 1993 these common stock equivalents were not considered as the effect would be anti-dilutive.

Net earnings used in calculating fully diluted earnings per common share for the three and nine month periods ended September 30, 1992 were decreased by the amount of the additional RSOP contribution required to fund the difference between the RSOP's earnings from preferred stock dividends and the RSOP's potential earnings from

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2. Consolidated Financial Statements (continued)

common stock dividends after an assumed conversion. Net loss used in calculating fully diluted loss per common share for the three and nine month periods ending September 30, 1993 was increased by the dividend requirements of the preferred shares held by the RSOP Trust, as an adjustment for incremental dividends on convertible preferred shares would be anti-dilutive.

Fully diluted earnings per common share for the three and nine month periods ended September 30, 1992, gives effect to the common stock equivalents and the assumed conversion of the preferred stock into 1,213,038 shares and 1,220,868 shares respectively, of common stock, in accordance with the RSOP Trust Agreement. In computing fully diluted loss per common share for the three and nine month periods ended September 30, 1993, average shares outstanding have not been increased by the common stock equivalents relating to the employee stock option, employee incentive plans and the assumed conversion of the preferred stock held by the RSOP Trust as the effect would be anti-dilutive.


Note 3.  Contingencies

Contingent liabilities may arise from the obligations incurred in the ordinary course of business, or from the usual obligations of on-site housing producers for the completion of contracts. In the opinion of management, the completion of its obligations will not have a material effect on the results of operations or financial condition of the company.

Also see Part II, Item 1, Legal Proceedings.


Note 4.  Valuation Reserves

During the third quarter of 1993, the company increased its valuation allowance for inventories from $19 million to $62 million, and increased its reserve allowance against investments in unconsolidated joint ventures from $1 million to $3 million.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)


Note 5.  Income Taxes

The company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, effective January 1, 1993. Prior to the adoption of SFAS No. 109, the company accounted for its income taxes under SFAS No. 96. The impact of the adoption of SFAS No. 109 was not material.

The company's income tax benefit for the nine months ended September 30, 1993 is summarized as follows (amounts in thousands):


Current:
Federal                                   $ 19,823
State                                        4,263
                                         ------------
Total current                               24,086
Deferred:
Federal                                   $(24,889)
State                                      ( 5,353)
                                         ------------
Total deferred                             (30,242)
                                         ------------
Total benefit                             $( 6,156)
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------



Components of the deferred income tax benefit for the nine months ended September 30, 1993 are as follows (amounts in thousands):

Operational reserves                      $(20,884)
Gross profit from sales reported
   on the installment method               ( 4,761)
Capitalization of costs to inventory       ( 2,146)
Other, net                                 ( 1,492)
Recognition of fees, discounts
   and hedging                             (   959)
                                         ------------
Total deferred income tax benefit         $(30,242)
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------


The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)


The balance of the net deferred tax asset is primarily comprised of the following (amounts in thousands):


                                                 9/30/93     12/31/92
Deferred tax liabilities:
  Gross profit from sales reported
     on the installment method                 $ (4,968)    $(12,559)
  Amortization of servicing and administration   (1,922)     ( 3,353)
  Recognition of fees, discounts and hedging                 ( 1,575)
  Other, net                                                 ( 3,428)
                                               -----------  ---------
Total deferred tax liabilities                 $ (6,890)    $(20,915)
                                               -----------  ---------
Deferred tax assets:
  Operational reserves                         $ 29,920      $12,436
  Employee benefit plans                          2,893        3,543
  Capitalization of costs to inventory            3,968        6,036
  Recognition of joint venture income             2,315        2,167
  Other, net                                      1,303
                                              ------------  ---------
Total deferred tax assets                      $ 40,399       $24,182
                                              ------------  ---------
Net deferred tax asset                         $ 33,509        $3,267
                                              -----------  ----------
                                              -----------  ----------

The company has determined that no valuation allowance for the deferred tax asset is required due to the prior years' tax history as well as temporary differences attributable to the current year.

In the third quarter of 1993, the company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 34% to 35% effective January 1, 1993. The actual income tax rate of 37.5% for the nine months ended September 30, 1993 differs from the statutory rate by 2.5%. This difference is primarily comprised of the effects of state income taxes, RSOP dividends, and amortization of goodwill.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              ----------------------
                              Registrant



January 25, 1994           By: /s/ Alan P. Hoblitzell, Jr.
- ----------------               ----------------------------------
Date                           Alan P. Hoblitzell, Jr.,
                                Director, Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





January 25, 1994           By: /s/ Stephen B. Cook
- ----------------               -----------------------------------
Date                            Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)