Form 10-K
period 1993-12-31
RYLAND GROUP INC
filed 1994-03-25
CIK 85974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1993

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission File Number 1-8029

                             THE RYLAND GROUP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                    52-0849948
            --------                                    ----------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                            11000 Broken Land Parkway
                            Columbia, Maryland  21044
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (410)715-7000

           Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
 Common Stock, (Par Value $1.00)                 New York Stock Exchange
 Common Share Purchase Rights                    New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X               No
                            -----                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of The Ryland Group, Inc. held by non-affiliates of the registrant (14,998,904 shares) as of March 7, 1993 was $326,226,162. The number of shares of common stock of The Ryland Group, Inc., outstanding on March 7, 1993 was 15,365,111.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Name of Document                                    Location in Report
     ----------------                                    ------------------

Proxy Statement for 1994 Annual
  Meeting of Stockholders                                    Parts I, III

Annual Report to Shareholders for the
  year ended December 31, 1993                               Parts II, IV

Form 10-K for the year ended December 31, 1989               Part IV

Form 10-Q for the quarter ended June 30, 1990                Part IV

Form 8 filed October 25, 1990                                Part IV

Form 8-K filed September 12, 1989                            Part IV

Registration Statement on Form S-3,
  Registration 33-28692                                      Part IV

Form 8-K filed December 31, 1990                             Part IV

Form 8-K filed August 6, 1992                                Part IV

Form 10-K for the year ended December 31, 1990               Part IV

Form 10-Q for the quarter ended June 30, 1992                Part IV

Registration Statement on Form S-3,
     Registration 33-48071                                   Part IV

Form 8-K filed October 28, 1993                              Part IV

                             THE RYLAND GROUP, INC.
                                    FORM 10-K

                                      INDEX

                                                           Page Number
PART I.

     Item 1.   Business                                           4
     Item 2.   Properties                                        10
     Item 3.   Legal Proceedings                                 10
     Item 4.   Submission of Matters to a Vote of Security
                 Holders                                         10


PART II.

     Item 5.   Market for the Company's Common Stock
                 and Related Stockholder Matters                 13
     Item 6.   Selected Financial Data                           13
     Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      13
     Item 8.   Financial Statements and Supplementary Data       13
     Item 9.   Changes In and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure                                      13


PART III.

     Item 10.  Directors and Executive Officers of the
                 Company                                         14
     Item 11.  Executive Compensation                            14
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                           14
     Item 13.  Certain Relationships and Related
                 Transactions                                    14


PART IV.

     Item 14.  Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K                         15


SIGNATURES                                                       22

INDEX OF EXHIBITS                                                23

                                     PART I


ITEM 1. BUSINESS.

The Ryland Group, Inc. (the "company") is a leading national homebuilder and a mortgage-related financial services firm. Established in 1967, the company currently builds homes and provides mortgage services in 48 markets in 18 states. The company was the third largest single-family on-site homebuilder in the United States in 1993 based upon homes delivered. The company's homebuilding segment specializes in the sale and construction of single-family attached and detached housing and condominiums. The financial services segment provides mortgage-related products and services for retail and institutional customers and conducts investment activities. The company facilitates the issuance of mortgage-backed securities and mortgage-participation securities through its limited-purpose subsidiaries.

HOMEBUILDING

MARKETS The homebuilding segment builds and sells homes that are constructed on-site in five regions which comprise the following areas at December 31, 1993:

     Region         Areas Served
     ------         ------------
     Mid-Atlantic   Baltimore, Delaware Valley, Philadelphia, Washington, D.C.
     Midwest        Chicago, Cincinnati, Columbus, Dayton, Indianapolis
     Southeast      Atlanta, Charleston, Charlotte, Orlando
     Southwest      Austin, Dallas, Denver, Houston, San Antonio
     West           Los Angeles, Phoenix, Sacramento, San Diego

In January 1994, to address the distinct characteristics of the California market and the opportunities available there, management elected to form a California Region, comprised of the Los Angeles, Sacramento and San Diego markets. Furthermore, the Denver and Phoenix markets were combined to create a newly-defined West Region.

The homebuilding segment sells under the name of Larchmont Homes in Northern California, Brock Homes in Southern California, Scott Felder Homes in certain Texas markets and Ryland Homes in all other areas.

The company's operations in each of its homebuilding markets differ based on a number of market-specific factors. These factors include regional economic conditions and job growth, land availability and the local land development process, consumer tastes, competition from other builders of new homes and home resale activity. The company considers each of these factors when entering into new markets or determining the extent of its operations in existing markets. In 1993, the company entered into the Austin and San Antonio, Texas markets through its acquisition of an interest in a joint venture with Scott Felder Homes. Furthermore, the Company entered into the Chicago market during the year.

The company offers a range of different home styles in each of its geographic regions which are tailored to the styles and consumer tastes of the particular region. Optional interior and exterior features allow the customer to enhance the basic styles. The company's homes vary in size and price range, but are generally marketed to customers purchasing their first home or their first move-up home. The company's average settlement price was $148,400 in 1993.

LAND PURCHASES. The company must, in the ordinary course of its business, continuously seek and make acquisitions of land for replacement and expansion of land inventory within its current markets and for expansion into new markets. Where possible, options or contracts with cash deposit requirements are used to acquire rights to developed lots that the company intends to use for the sale and construction of homes. Generally, the company will complete the purchase of the lots under such option agreements as sales contracts are executed by home buyers; however, under certain circumstances, developed lots are acquired before sales contracts are executed by home buyers. The company also purchases developed land and land for development into finished lots. As of December 31, 1993, the company had deposits and letters of credit outstanding of $26.0 million for options and commitments to purchase land. These options and commitments expire at various dates through 1997.

MATERIALS COSTS Substantially all materials used in the construction of homes are available from a number of sources, but may fluctuate in price due to various factors. To increase purchasing efficiencies, the company uses standardized building materials and products in its homes. In addition, the company operates plants in Maryland, North Carolina, Ohio, and Texas that produce and ship rough lumber packages and trim materials to building sites. The company utilizes these plants to control production, improve on-site building times and control the cost and quality of materials.

SUPPLIERS AND SUBCONTRACTORS Substantially all on-site construction work is performed by subcontractors monitored by the company's production supervisors. The company has, on occasion, experienced shortages of building materials and of skilled labor in certain markets. Such shortages in the future could result in longer construction times and higher costs than those experienced in the past.

MARKETING Homes are sold by employees and independent real estate brokers showing furnished model homes. The company reports a sale when a customer's sales contract is approved, and records revenue from a sale upon settlement of the new home. The company normally commences construction of homes when a customer has selected a lot and model and has received preliminary mortgage approval. However, construction of homes may begin prior to a sale to satisfy market demand for completed homes and to ease construction scheduling.

FINANCIAL SERVICES

Through its financial services segment, the company provides various mortgage-related products and services for retail and institutional customers and conducts investment activities. Retail operations include mortgage origination and settlement of residential loans for approximately 72% of the customers of the company's homebuilding segment. The company's financial services segment also has a growing spot and wholesale loan business and is engaged in loan administration, title and escrow services. Institutional operations include securities administration and securities issuance activities. The investment operation holds certain assets related to the company's operations, primarily mortgage-backed securities held for sale that were previously issued by the company's limited-purpose subsidiaries.

RETAIL OPERATIONS

The retail operations provide loan production, loan servicing and title and escrow services for retail customers.

LOAN PRODUCTION. The company's mortgage origination operations have a centralized management structure, with 31 retail loan processing offices which process the company's builder and spot loans, and eight wholesale offices. For the twelve months ended December 31, 1993, the company originated 27,872 mortgage loans totaling $3.6 billion, of which 80 percent were for buyers of homes other than those built by the company and those seeking refinancing of existing mortgage loans.

The company's mortgage loan originations can be split into three segments: builder loans, spot loans (together, retail loans), and wholesale loans. Builder loans are loans that the company originates in connection with its home sales. Spot loans are mortgage loans that are originated primarily by loan officers through contacts with realtors and home owners. Spot loans are not related to the financing of homes built by the company. Wholesale loans are originated by outside brokers but underwritten and closed by the company. The wholesale offices work with a network of loan brokers and lenders to source loans.

The company arranges various types of mortgage financing including conventional, Federal Housing Administration and Veterans Administration mortgages with various fixed- and adjustable-rate structures. The company's mortgage operations are approved by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association. The mortgage origination operation has loan production offices in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia and Washington.

LOAN SERVICING The company services loans that it originates as well as loans originated by others. As of December 31, 1993, the company's loan servicing portfolio was $9.8 billion. The company services loans in all 50 states, with the highest concentrations in Alabama, Arizona, California, Florida, Georgia, Maryland, North Carolina, Texas, Virginia and Washington.

TITLE AND ESCROW SERVICES The company entered the title business in 1989 through the formation of Cornerstone Title Company for the initial purpose of providing title services to the company's customers. As of December 31, 1993 Cornerstone had two offices in Maryland and one office each in Florida, Indiana, Texas and Delaware. The company also operates two escrow companies in California that perform the escrow and loan closing functions primarily on homes built by the company.

INSTITUTIONAL OPERATIONS

Institutional financial services consist of securities issuance and securities administration. The company began issuing and administering securities in 1982 through wholly-owned subsidiaries. These services have expanded to include builder and multi-builder bonds, multi-class CMO and REMIC structures and pass-through securities.

SECURITIES ISSUANCE. In 1982, the company began to provide access to capital markets for itself and other homebuilders, mortgage bankers and thrifts to support loan production. Through various limited-purpose subsidiaries and shelf registration statements, the company has the ability to issue securities in either debt or pass-through form. The company's expertise includes structures utilizing subordination, mezzanine classes, pool insurance, modified pool insurance, reserve funds, limited guarantees and full guarantees from third-party bond guarantors as well as various combinations of these features. Eligible collateral includes single-family and multi-family mortgage loans, manufactured housing contracts, agency certificates and private label mortgage securities.

SECURITIES ADMINISTRATION. The securities administration business includes trustee monitoring and reporting, financial and compliance reporting, tax administration and master servicing. The company has been able to capitalize on the growth in the securities industry by the establishment of the administration business for third party issuers. At December 31, 1993, the company provided administration services for nearly 50 different issuers which have created approximately 500 series of securities aggregating over $123 billion in issuance balances.

INVESTMENT OPERATIONS

The company's investment operations hold certain assets, primarily mortgage-backed securities held for sale, which were obtained as a result of the early redemption of various mortgage-backed bonds previously issued by the limited-purpose subsidiaries of the company. The limited-purpose subsidiaries were formed to facilitate the long-term financing of mortgage loans through the issuance and sale of mortgage-backed bonds.

The company earns an interest spread on the portfolio equal to the difference between the interest rate on the called mortgage collateral and the related borrowing rate. The company may periodically realize gains from the sale of mortgage-backed securities from the portfolio.

LIMITED-PURPOSE SUBSIDIARIES

The company's limited-purpose subsidiaries facilitate the financing of long-term mortgage loans and securities through the issuance of mortgage-backed bonds. These bond series represent obligations solely of the limited-purpose subsidiaries and are not guaranteed or insured by The Ryland Group, Inc. Under the provisions of applicable trust indentures, the bonds are fully collateralized by mortgage loans, mortgage-backed securities, notes receivable and certain funds held by trustees.

The company's limited-purpose subsidiaries were established to provide conduits for the issuance and sale of mortgage-backed securities and mortgage participation certificates in the secondary market. Although the limited-purpose subsidiaries may continue to issue securities on behalf of others, due to changes in the tax laws the number of new securities in which the company has retained a residual interest has decreased substantially in recent years, and since 1991 no residual interests have been retained by the company.

ECONOMIC CONDITIONS

The company's business is affected by general economic conditions in the United States and by the level of interest rates and consumer confidence in the economy. The company cannot predict whether interest rates will be at levels attractive to prospective home buyers. In addition, the company's business is affected by local economic conditions, such as unemployment rates and housing demand in the markets in which it builds homes.

The company's financial services operations are affected by changes in interest rates which may affect the level of origination activity, mortgage-backed security issuance activity, and prepayments. Prepayments reduce the value of loan servicing rights and securities administration rights.

COMPETITION

The company competes with other homebuilders in its markets. Competition ranges from local custom builders who may build only a few homes each year to other large national homebuilding companies. In addition, the company competes with consumer alternatives such as existing homes and rental housing. Principal competitive factors in homebuilding are design, quality, reputation, relationship with developers, availability and location of lots, and price and availability of customer financing.

The financial services segment competes with other mortgage bankers to arrange financing for home buying customers. Principal competitive factors include interest rates and various other features of mortgage loan products available to the home buyer. The loan servicing operations of the financial services segment competes with other national loan servicers for loan servicing rights. This segment also competes in the securities markets with investment bankers, issuers and servicers for the business of issuing, administering and managing mortgage-backed bonds and other securities.

REGULATORY AND ENVIRONMENTAL MATTERS

The company is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. The company may also be subject to periodic delays in homebuilding projects due to building moratoria in any of the states in which it operates. Generally, such moratoria relate to insufficient water or sewage facilities, or inadequate roads, or local services.

The company is subject to various local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The company is also subject to a variety of environmental conditions that can affect its business and its homebuilding projects. The particular environmental laws which apply to any given homebuilding site vary greatly according to the site's location, its environmental condition and the present and former uses of the site. Environmental laws and conditions may result in delays, may cause the company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive areas.

The company's financial services segment is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, and GNMA ("regulatory agencies") with respect to originating, processing, selling and servicing mortgage loans. As a FHA lender, the company is required to file its audited financial statements with these various regulatory agencies. Additionally, the company is required to maintain a minimum net worth level as specified by HUD, GNMA, and FNMA. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

EMPLOYEES

At December 31, 1993 the company employed 3,326 people. The company considers its employee relations to be good. No employees are represented by a collective bargaining agent.

ITEM 2.  PROPERTIES

The company leases office space for its corporate headquarters in Columbia, Maryland, and for various operating offices. The company operates building component plants in Houston, Texas, New Windsor, Maryland, and Harrison, Ohio, and leases a building component plant in Shelby, North Carolina.

ITEM 3.  LEGAL PROCEEDINGS

The company believes that approximately 6,400 townhomes and condominiums constructed from the mid-1970s through 1988 contain fire-retardant treated plywood used as roof sheathing that has been observed to fail over a relatively short period of time after installation. The company is in the process of inspecting and repairing the roofs of these homes. The cost of repairing these roofs, net of settlements from third parties, has been provided for by the company. As a result, it is the opinion of management that the costs to repair the remaining roofs will not adversely impact results of operations in future periods.

Contingent liabilities may arise from the obligations incurred in the ordinary course of business. The company is also party to various legal proceedings generally incidental to its businesses. Based on evaluation of the above matters and discussions with counsel, management believes that liabilities to the company arising from these matters will not have a material adverse effect on the financial condition of the company.


ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1993.

SEPARATE ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                 Age      Position (date elected to position)
- --------------------------------------------------------------------------------
R. Chad Dreier            46     Director/President and Chief Executive Officer
                                 (November 1993)

Alan P. Hoblitzell, Jr.   62     Director/Executive Vice President, Chief
                                 Financial Officer (February 1991).

Robert J. Gaw             60     Director/Executive Vice President and President
                                 of Ryland Mortgage Company (April 1979).

Thurman W. Bretz          59     Secretary (April 1991). Senior Vice President
                                 (October 1983).

J. Sidney Davenport       52     Senior Vice President of Ryland Mortgage
                                 Company (November 1988).

Stewart M. Cline          48     President of Southwest Region (June 1992).
                                 Executive Vice President of Ryland Homes
                                 (October 1991 to June 1992).  President of
                                 Ryland Homes (January 1989 to October 1991).
                                 President, Central Area (October 1982 to
                                 December 1988).

Timothy R. Doyle          43     President of Midwest Region (December 1991).
                                 Vice President-Operations of the Maryland
                                 Region (July 1976 to December 1991).

Thomas C. Krobot          47     President of Southeast Region (October 1991).
                                 Senior Vice President, Ryland Homes (January
                                 1988 to October 1991).

John D. Napolitan         49     President of West Region (October 1991).
                                 Senior Vice President, Ryland Homes
                                 (January 1988 to October 1991).

Frank J. Scardina         45     President of California Region (January 1994).
                                 Vice President, Ryland Homes (March 1993 to
                                 January 1994).

Arthur L. Titus           49     President of Mid-Atlantic Region
                                 (October 1991).  Senior Vice President, Ryland
                                 Homes (August 1990 to October 1991).

Stephen B. Cook           46     Vice President and Corporate Controller
                                 (October 1992).

All officers are elected by the board of directors.

There are no family relationships nor arrangements or understandings pursuant to which any of the officers listed were elected. For a description of employment and severance arrangements with certain executive officers of the company, see page 18 of the Proxy Statement for the 1994 Annual Meeting of Stockholders.

BUSINESS EXPERIENCE

All of the executive officers listed above have served in various capacities with The Ryland Group, Inc. over the past five years, with the exception of Messrs. R. Chad Dreier, Alan P. Hoblitzell, Jr., Frank J. Scardina, Arthur L. Titus and Stephen B. Cook.

Prior to joining the company in 1993, Mr. Dreier was executive vice president and chief financial officer of Kaufman and Broad Home Corporation and chairman of Kaufman and Broad Mortgage Company. Prior to joining the company in 1991, Mr. Hoblitzell was chairman and chief executive officer of MNC Financial, Inc. Prior to joining the Company in 1993, Mr. Scardina was president of Birtcher Real Estate Ltd. Prior to joining the company in 1990, Mr. Titus was a region president of NVR L.P. Prior to joining the company in 1992, Mr. Cook was vice president and controller of United States Fidelity and Guaranty Company.

PART II

Item 5.   Market for the Company's Common Stock and Related Stockholder Matters.

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices and Dividends" appearing on page 46 of the Annual Report to Shareholders for the year ended December 31, 1993.


Item 6.   Selected Financial Data.

The information required by this item is incorporated by reference from the sections entitled "Financial Highlights" appearing on page 1 and "Selected Financial Data" appearing on pages 18 and 19 of the Annual Report to Shareholders for the year ended December 31, 1993.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 20 through 26 of the Annual Report to Shareholders for the year ended December 31, 1993.


Item 8.   Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference from the information appearing on pages 27 through 43 and from the section entitled "Quarterly Financial Data (unaudited)" appearing on page 45 of the Annual Report to Shareholders for the year ended December 31, 1993.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal years ended December 31, 1993 and 1992, there have been no disagreements between the company and its accountants on any matter of accounting principle or financial statement disclosure.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information as to the company's Directors is incorporated by reference from pages 3, 4, 9 and 10 of the company's Proxy Statement for its 1994 Annual Meeting of Stockholders. Information as to the company's executive officers is shown under Part I as a separate item.


Item 11.  Executive Compensation.

The information required by this item is incorporated by reference from pages 10-18 of the company's Proxy Statement for its 1994 Annual Meeting of Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference from pages 8 and 9 of the company's Proxy Statement for its 1994 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions.

There are no transactions, business relationships, or indebtedness required to be reported by the company pursuant to this Item.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) 1.    Financial Statements.

          The following consolidated financial statements of The Ryland Group, Inc. and Subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1993, are incorporated by reference in Item 8:

          Consolidated Statements of Earnings -
          years ended December 31, 1993, 1992, and 1991.

          Consolidated Balance Sheets -
          December 31, 1993 and 1992.

          Consolidated Statements of Stockholders' Equity - years ended December 31, 1993, 1992 and 1991.

          Consolidated Statements of Cash Flows -
          years ended December 31, 1993, 1992 and 1991.

          Notes to Consolidated Financial Statements.


(a) 2.    Financial Statement Schedules. (filed herewith)     PAGE NO.

          Schedule VIII - Valuation and Qualifying Accounts.      19

          Schedule IX -   Short-Term Borrowings.                  20

          Schedule X -    Supplementary Income
                          Statement Information.                  21


          Schedules not listed above have been omitted because they areeither inapplicable or the required information has been given in the financial statements or notes thereto.

(a) 3.    Exhibits

    EXHIBIT NO.

           3.1 Charter of The Ryland Group, Inc., as amended. (Incorporated by reference from Form 10-K for the year ended December 31, 1989)

           3.2 By-Laws of The Ryland Group, Inc., as amended. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1990)

           4.1 Rights Agreement dated as of December 17, 1986 between The Ryland Group, Inc. and Maryland National Bank as amended by The First Amendment of Rights Agreement dated as of October 17, 1990.
                    (Incorporated by reference from Form 8 filed
                    October 25,1990)

           4.2 Articles Supplementary dated as of August 31, 1989. (Incorporated by reference from Form 8-K filed September 12, 1989)

           4.3      Indenture dated as of November 2, 1989 between
                    The Ryland Group, Inc. and Manufacturers Hanover Trust Company, as Trustee.
                    (Incorporated by reference from Exhibits to Registration Statement on Form S-3, Registration No. 33-28692)

           4.4 First Supplemental Indenture dated as of December 28, 1990 between The Ryland Group, Inc. and Manufacturers Hanover Trust company, as Trustee.
                    (Incorporated by reference from Form 8-K filed
                    December 31, 1990)

           4.5 Senior Subordinated Notes dated as of July 23, 1992. (Incorporated by reference from Form 8-K filed August 6, 1992)

           4.6 Senior Subordinated Notes dated as of November 4, 1993. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 33-48071)

           4.7 Indenture dated as of July 15, 1992 between The Ryland Group, Inc. and Security Trust Company, N.A., as Trustee. (Incorporated by reference from Form 8-K filed August 6,
                    1992)

          10.1 Form of Senior Executive Severance Agreement between The Ryland Group, Inc., and certain of its executive officers.
                    (Incorporated by reference from Form 10-K for the year ended December 31, 1989)

        EXHIBIT NO.

          10.2 Lease Agreement between Seventy Corporate Center Limited Partnership and The Ryland Group, Inc. dated April 17, 1990.
                    (Incorporated by reference from Form 10-K for the year ended December 31, 1990)


          10.3 1992 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)


          10.4 Alan P. Hoblitzell, Jr. Employment Agreement dated as of September 30, 1993 between Alan P. Hoblitzell, Jr. and The Ryland Group, Inc.
                           (Filed Herewith)

          10.5      1992 Non-Employee Director Equity Plan of The Ryland
                    Group, Inc.
                    (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

          10.6 Credit Agreement dated as of July 29, 1993 between The Ryland Group, Inc. and certain banks a party thereto.
                           (Filed Herewith)

          10.7 Restated Loan Agreement dated as of May 28, 1993, between Ryland Mortgage Company, Associates Mortgage Funding Corporation, BankOne, Texas, N.A., and certain lenders a party thereto.
                           (Filed Herewith)

          11.       Statement Re Computation of Per Share Earnings.
                           (Filed Herewith)

          13.       Annual Report to Shareholders for the year ended
                    December 31,1993.
                           (Filed Herewith)

          22.       Subsidiaries of the Company.
                           (Filed Herewith)

          24.       Consent of Ernst & Young.
                           (Filed Herewith)

          25.       Power of Attorney.
                           (Filed Herewith)

     Executive Compensation Plans and Arrangements:

          10.1 Form of Senior Executive Severance Agreement between The Ryland Group, Inc., and certain of its executive officers. (Incorporated by reference from Form 10-K for the year ended December 31, 1989)

          10.3 1992 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

          10.4 Alan P. Hoblitzell, Jr. Employment Agreement dated as of September 30, 1993 between Alan P. Hoblitzell, Jr. and The Ryland Group, Inc.
                           (Filed Herewith)

          10.5      1992 Non-Employee Director Equity Plan of The Ryland
                    Group, Inc.
                    (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)


(b)  Reports on Form 8-K filed in the fourth quarter of 1993:

          Form 8-K dated October 28, 1993
               Item 5. Other Events - Third Quarter Inventory Provision


                     The Ryland Group, Inc. and Subsidiaries
                Schedule VIII--Valuation and Qualifying Accounts
                          (dollar amounts in thousands)


             Balance at  Charged to  Charged to                 Balance
             Beginning   Costs and     Other     Deductions &   at end
Description  of Period   Expenses    Accounts(1) Transfers (2)  of Period
- -------------------------------------------------------------------------

Qualifying account:
Discounts on mortgages
and mortgage-backed
securities held for sale
 1993....     $  8,839    $      0     $    209   $       0     $  9,048
 1992....        4,990           0        3,849           0        8,839
 1991....        4,231           0          759           0        4,990


Valuation allowance:
Homebuilding inventory

 1993....     $ 20,422    $ 43,000     $      0   $ (10,089)    $ 53,333
 1992....        3,650       3,191            0      13,581       20,422
 1991....        6,124       5,309            0      (7,783)       3,650


Valuation allowance:
Investment and advances
to joint ventures

 1993....     $  1,180    $  2,680     $      0   $  (2,191)    $  1,669
 1992....       14,400         902            0     (14,122)       1,180
 1991....        1,400      13,000            0           0       14,400

(1) Additions charged to other accounts for mortgages and mortgage-backed securities held for sale are generally the result of the origination or purchase of mortgage loans and the early redemption of mortgage-backed bonds previously owned by the limited-purpose subsidiaries segment.

(2) Deductions for homebuilding inventory are generally the result of normal inventory turnover or land sales. In 1992, there was a transfer from investment in and advances to joint ventures to homebuilding inventory as the result of the acquisition of joint ventures which were previously unconsolidated.


                       Ryland Group, Inc. and Subsidiaries
                       Schedule IX--Short-Term Borrowings
                          (dollar amounts in thousands)

                                                          During the period
                                                   -----------------------------


                     Balance   Weighted average
Category of            at       interest rate     Maximum       Average       Weighted
aggregate short-     end of         at end        Amount         Amount        Average
term borrowings(1)   period       of period       Outstanding   Outstanding   Int rate
- --------------------------------------------------------------------------------------

Financial Services:

December 31, 1993
  Notes payable
  to banks         $ 716,933         3.1%        $ 825,246     $ 627,848        3.1%

December 31, 1992
  Notes payable
  to banks           587,872         3.3%          821,724       510,013        3.3%

December 31, 1991    348,403         4.8%          348,403       247,069        4.8%
  Notes payable
  to banks

(1) See Note F to the financial statements of The Ryland Group, Inc. and subsidiaries, on page 37 of the company's 1993 Annual Report to Shareholders, included as Exhibit 13.

(2)   Computed by dividing interest paid by the daily average bank borrowing.



                     The Ryland Group, Inc. and Subsidiaries
             Schedule X--Supplementary Income Statement Information
                          (dollar amounts in thousands)


                                           Charged to costs and expenses
                                                Year ended December 31,
                                    --------------------------------------------
     Item                               1993            1992            1991
     ----                               ----            ----            ----

Advertising costs                     $ 13,346        $ 13,423        $ 13,725


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.


By:       /s/ Alan P. Hoblitzell, Jr.                       March 25,1994
          -----------------------------------
          Alan P. Hoblitzell, Jr.
          Director, Executive Vice President and
          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Principal Executive Officer:


/s/ R. Chad Dreier                                          March 25, 1994
- ---------------------------------------------
R. Chad Dreier
Chief Executive Officer



Principal Financial Officer:


/s/ Alan P. Hoblitzell, Jr.                                 March 25, 1994
- ---------------------------------------------
Alan P. Hoblitzell, Jr.
Chief Financial Officer



Principal Accounting Officer:


/s/ Stephen B. Cook                                         March 25, 1994
- ---------------------------------------------
Stephen B. Cook
Vice President and Corporate Controller


A Majority of the Board of Directors: Andre W. Brewster,
James A. Flick, Jr., R. Chad Dreier, Robert J. Gaw, Leonard M. Harlan,
L. C. Heist, William G. Kagler, John H. Mullin, III





By:       /s/ Alan P. Holbitzell, Jr.                       March 25,1994
          -------------------------------------
          Alan P. Hoblitzell, Jr.
          For Himself and as Attorney-in-Fact

                                                            Page Of
                                                          Sequentially
                                                         Numbered Pages
                                                         --------------
INDEX OF EXHIBITS:

  10.4   Alan P. Hoblitzell, Jr. Employment Agreement        24 - 30
         dated as of September 30, 1993 between Alan P.
         Hoblitzell, Jr. and The Ryland Group, Inc.

  10.6   Credit Agreement dated as of July 29, 1993          31 - 131
         between The Ryland Group, Inc. and certain banks a party thereto.

  10.7   Restated Loan Agreement dated as of May 28,        132 - 198
         1993 between Ryland Mortgage Company,
         Associates Mortgage Funding Corporation,
         BankOne, Texas, N.A., and certain lenders a party thereto.

  11     Statement Re Computation of Per Share Earnings           199

  13     Annual Report to Shareholders for the year ended   200 - 228
         December 31, 1993

  22     Subsidiaries of the Company                              229

  24     Consent of Ernst & Young, Independent Auditors           230

  25     Power of Attorney                                        231