Form 10-Q
period 1994-03-31
RYLAND GROUP INC
filed 1994-05-16
CIK 85974

5/12 9 am

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
                                 ---------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994
                              -----------------

                             or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from              to
                               -------------  ---------------


                Commission File Number:  1-8029


                      THE RYLAND GROUP, INC.
   ----------------------------------------------------------
   (Exact name of registrant as specified in its charter)

             Maryland                       52-0849948
- - --------------------------------           -----------------
(State or other jurisdiction of            (I.R.S. Employer
of incorporation or organization)          Identification No.)

    11000 Broken Land Parkway,  Columbia, Maryland   21044
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

The number of shares of common stock of The Ryland Group, Inc., outstanding on April 29, 1994 was 15,374,267

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              March 31, 1994 (unaudited) and
              December 31, 1993                                      1-2

            Consolidated Statements of Earnings
              for the three months ended
              March 31, 1994 and 1993 (unaudited)                      3

            Consolidated Statements of Cash Flows
              for the three months ended March 31
              1994 and 1993 (unaudited)                                4

            Notes to Consolidated Financial
              Statements (unaudited)                                 5-8

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                             9-15

PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                          16

SIGNATURES                                                            17

INDEX OF EXHIBITS                                                     18

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                      (amounts in thousands, except share data)

                                                 March 31,        December 31,
                                                    1994             1993
                                                ------------      ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    47,855       $    44,251
   Homebuilding inventories:
   Homes under construction                         357,816           318,266
   Land under development and improved lots         144,145           163,459
   Land held for development or resale                7,283             7,821
                                                ------------      ------------
      Total inventories                             509,244           489,546
   Investment in/advances to unconsolidated
      joint ventures                                 22,321            23,066
   Property, plant and equipment                     15,932            13,999
   Purchase price in excess of net assets acquired   23,381            23,639
   Other assets                                      42,175            43,976
                                                ------------      ------------
                                                    660,908           638,477
                                                ============      ============


FINANCIAL SERVICES:
   Cash and cash equivalents                          9,016             2,239
   Mortgage loans held for sale, net                316,496           535,679
   Mortgage-backed securities, net                  250,256           192,417
   Purchased servicing and administration
      rights, net                                    14,013            14,446
   Other assets                                      66,250            76,150
                                                ------------      ------------
                                                    656,031           820,931
                                                ============      ============


LIMITED-PURPOSE SUBSIDIARIES:
   Collateral for bonds payable, net                602,493           798,074
   Other assets                                       7,682             9,882
                                                ------------      ------------
                                                    610,175           807,956
                                                ============      ============


Other assets                                         47,460            48,329
                                                ------------      ------------

    TOTAL ASSETS                                $ 1,974,574       $ 2,315,693
                                                ============      ============
See notes to consolidated financial statements.


                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                  March 31,       December 31,
                                                    1994              1993
                                                 ------------     ------------
                                                  (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities        $    75,276      $    59,082
   Long-term debt                                    391,066          381,040
                                                 ------------     ------------
                                                     466,342          440,122
                                                 ============     ============

FINANCIAL SERVICES:
   Accounts payable and other liabilities             14,773           34,453
   Short-term notes payable                          552,547          716,933
                                                 ------------     ------------
                                                     567,320          751,386
                                                 ============     ============

LIMITED-PURPOSE SUBSIDIARIES:
   Accounts payable and other liabilities             18,737           22,591
   Bonds payable, net *                              586,577          778,428
                                                 ------------     ------------
                                                     605,314          801,019
                                                 ============     ============

Other liabilities                                     32,096           29,919
                                                 ------------     ------------

    TOTAL LIABILITIES                              1,671,072        2,022,446
                                                 ============     ============

STOCKHOLDERS'  EQUITY

   Convertible preferred stock, $1 par value
     Authorized - 1,400,000 shares
     Issued - 1,139,113 shares
             (1,153,652 for 1993)                      1,139            1,154
   Common stock, $1 par value
     Authorized - 78,600,000 shares
     Issued - 15,372,387 shares
             (15,342,624 for 1993)                    15,372           15,343
   Paid-in capital                                   116,510          116,386
   Retained earnings                                 183,744          180,351
   Net unrealized gain on securities                   5,356
   Other                                             (18,619)         (19,987)
                                                 ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                       303,502          293,247
                                                 ============     ============

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,974,574      $ 2,315,693
                                                 ============     ============

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

                     The Ryland Group, Inc. and subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                     (unaudited)
                    (amounts in thousands, except share data)

                                           Three months ended March 31,
                                                1994         1993
                                            -----------    -----------
REVENUES:
   Homebuilding:
      Residential revenues                  $  274,244     $  216,722
      Other revenues                               770          1,472
                                            -----------    -----------
   Total homebuilding revenues                 275,014        218,194
   Financial services                           40,773         42,893
   Limited-purpose subsidiaries                 16,705         34,465
                                            -----------    -----------
   Total revenues                              332,492        295,552

EXPENSES:
   Homebuilding:
      Cost of sales                            239,982        193,107
      Interest expense                           6,656          5,644
      Selling, general and
         administrative expenses                29,049         23,993
                                            -----------    -----------
       Total                                   275,687        222,744

   Financial services:
      Interest expense                           7,863          7,021
      General and administrative expenses       21,043         16,700
                                            -----------    -----------
       Total                                    28,906         23,721

   Limited-purpose subsidiaries:
      Interest expense                          15,583         32,361
      Other expenses                             1,111          2,072
                                            -----------    -----------
       Total                                    16,694         34,433
    Corporate expenses                           4,330          3,638
                                            -----------    -----------
    Total expenses                             325,617        284,536

Equity in earnings (losses) of
unconsolidated joint ventures                       50           (273)
                                            -----------    -----------
Earnings before taxes and cumulative effect
of a change in accounting principle              6,925         10,743

Tax expense                                      2,770          4,190
                                            -----------    -----------
Net earnings before cumulative effect
of a change in accounting principle              4,155          6,553

Cumulative effect of a change in accounting
principle (net of taxes of $1,384)               2,076
                                            -----------    -----------
NET EARNINGS                                $    6,231     $    6,553
                                            ===========    ===========
Preferred dividends                         $      629     $      659
Net earnings available for common
shareholders                                $    5,602     $    5,894

NET EARNINGS PER COMMON SHARE:
   Primary:
      Net earnings before cumulative effect
      of a change in accounting principle   $     0.23     $     0.38
      Cumulative effect of a change in
      accounting principle                        0.13
                                            -----------    -----------
       Net earnings per common share        $     0.36     $     0.38
                                            ===========    ===========
   Fully diluted:
      Net earnings before cumulative effect
      of a change in accounting principle   $     0.23     $     0.37
      Cumulative effect of a change in
      accounting principle                        0.13
                                            -----------    -----------
      Net earnings per common share         $     0.36     $     0.37
                                            ===========    ===========
DIVIDENDS PER COMMON SHARE                  $     0.15     $     0.15
DIVIDENDS PER PREFERRED SHARE               $     0.55     $     0.55
                                            ===========    ===========

See notes to consolidated financial statements.

                   The Ryland Group, Inc. and subsidiaries
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (unaudited)
                          (amounts in thousands)

                                               Three months ended March 31,
                                                   1993              1992
                                                ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                 $   6,231         $  6,553

   Adjustments to reconcile net earnings
     to net cash provided by (used for)
     operating activities:
     Depreciation and amortization                  4,395            5,343
     Net cumulative effect of a change
        in accounting principle                    (3,460)
     Gain on sale of investment                                     (5,322)
     Increase in inventories                      (19,698)         (38,080)
     Net change in other assets, payables
       and other liabilities                        3,065           (7,642)
     Equity in (earnings) losses of
       unconsolidated joint ventures                  (50)             273
     Decrease (increase) in investment in/advances
       to unconsolidated joint ventures               714           (1,286)
     Decrease in mortgage loans held
       for sale, net                              219,183           45,069
     Decrease in mortgage-backed
       securities, net                                              21,470

                                                ----------        ---------
   Net cash provided by operating activities       210,380           26,378
                                                ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net additions to property, plant and equipment  (4,908)          (2,024)
   Principal reduction of mortgage collateral                      199,010
   Principal reduction of mortgage-backed
     securities-available-for-sale                  9,801
   Principal reduction of mortgage-backed
     securities-held-to-maturity                  104,011
   Other investing activities, net                 37,946           93,436
                                                ----------        ---------
   Net cash provided by investing activities      146,850          290,422
                                                ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in short-term notes payable          (164,386)         (71,713)
   Cash proceeds of long-term debt                 17,513           62,426
   Reduction of long-term debt                     (7,487)          (8,492)
   Bond principal payments                       (193,459)        (282,755)
   Common and preferred stock dividends            (2,989)          (2,941)
   Other financing activities, net                  3,959              (49)
                                                ----------        ---------
   Net cash used for financing activities        (346,849)        (303,524)
                                                ----------        ---------
Net increase in cash                               10,381           13,276
Cash at beginning of year                          46,490           10,413
                                                ----------        ---------
CASH AT END OF PERIOD                           $  56,871         $ 23,689
                                                ==========        =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                     $  33,951         $ 54,975
     Cash paid for income taxes                 $   4,414         $  5,245
                                                ==========        =========

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)

Note 1. Segment Information

                                               Three months ended March 31,
                                                  1994              1993
                                                ----------        ---------

Pretax earnings (loss):
     Homebuilding                               $    (623)        $ (4,823)
     Financial services                            11,867           19,172
     Limited-purpose subsidiaries                      11               32
     Corporate expenses                            (4,330)          (3,638)
                                                ----------        ---------
     Total                                      $   6,925         $ 10,743
                                                ==========        =========


The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions have been eliminated in consolidation. Certain investments in joint ventures are accounted for by the equity method.

The consolidated balance sheet as of March 31, 1994, the consolidated statements of earnings for the three months ended March 31, 1994 and 1993, and the consolidated statements of cash flows for the three months ended March 31, 1994 and 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1994, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1993 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1994 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and related notes included in the Company's December 31, 1993 annual report to shareholders.

The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

In calculating primary earnings per common share, the dividend requirements of the preferred shares held by the Ryland Retirement and Stock Ownership Plan Trust (the RSOP Trust) have been deducted from net earnings. For the three months ended March 31, 1994 and 1993, the average shares outstanding have been increased by the common stock equivalents relating to the employee stock option and employee incentive plans.

Net earnings used in calculating fully diluted earnings per common share, for the three months ended March 31, 1994 and 1993, were decreased by the amount of the additional RSOP contribution required to fund the difference between the RSOP's earnings from preferred stock dividends and the RSOP's potential earnings from common stock dividends after an assumed conversion.

(unaudited)
The Ryland Group, Inc. and subsidiaries

Note 2.   Consolidated Financial Statements - continued

Fully diluted earnings per common share for the three months ended March 31, 1994 and 1993, gives effect to the common stock equivalents and the assumed conversion of the preferred stock into 1,146,383 shares and 1,202,801 shares, respectively, of common stock, in accordance with the RSOP Trust Agreement.

Note 3.  Accounting Changes

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. In compliance with the new standard, the Company has classified its investments into one of three categories: Held-to-maturity, available-for-sale or trading, based on management's intent and ability to hold such securities. At March 31, 1994, there were no securities designated as trading account assets. Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designations as of each balance sheet date. Investment securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities which are classified as available-for-sale will be measured at fair value with the unrealized gains and losses, net of tax, reflected as a component of stockholders' equity. Lastly, securities classified as trading will be measured at fair value with gains and losses, both realized and unrealized, flowing through the income statement.

The cumulative effect of adopting FAS 115 as of January 1, 1994 increased net income by $2,076 (net of $1,384 in deferred income taxes), or $.13 per share. The cumulative effect adjustment relates to unearned income or discount points on investment securities, which can now be amortized into

The Ryland Group Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 3. Accounting Changes - continued

income during the period that the investments are held. Prior to adopting FAS 115, discount points were recognized into income only when the related investment security was sold. The January 1, 1994 balance of stockholders' equity was increased by $7,594 (net of $5,063 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale, which were previously carried at the lower of amortized cost or market. Subsequent to January 1, 1994, the fair value of the mortgage-backed securities in the available-for-sale portfolio declined $2,238, resulting in a net unrealized gain adjustment to stockholders' equity as of March 31, 1994 of $5,356.


Note 4.  Investments

The following is a summary of mortgage-backed securities relating to the financial services segment and limited-purpose subsidiaries as of March 31, 1994:

                                    Gross        Gross     Estimated
                       Amortized   Unrealized   Unrealized    Fair
                          Cost       Gains        Losses      Value
                       ---------------------------------------------
Available-for-Sale   $ 129,948     $ 8,959      $  32     $138,875

Held-to-Maturity       245,093      17,516        221      262,388
                     -----------------------------------------------
Totals               $ 375,041     $26,475      $ 253     $401,263
                     ================================================


During the three months ended March 31, 1994, there were no sales of mortgage-backed securities.

Because mortgage-backed securities are not due at a single maturity date, contractual maturities are not shown.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED

In the first quarter of 1994, the Company reported consolidated net earnings of $6.2 million, or $.36 per share, which included the cumulative impact of an accounting change of $.13 per share. This compares with consolidated net income of $6.6 million, or $.38 per share, for the same period in 1993, which included a non-recurring gain of $.21 per share. Excluding these non-recurring items, consolidated net earnings for the first quarter of 1994 amounted to $4.2 million, or $.23 per share, compared with $3.3 million, or $.17 per share, for the same period of 1993.

The improvement in the Company's results, excluding non-recurring items, was primarily attributable to improved performance in the homebuilding segment which reported a pretax loss of $623 thousand for the first quarter of 1994, compared with a $4.8 million pretax loss in the first quarter of 1993.

The financial services segment reported pretax earnings for the first quarter of 1994 of $11.9 million, compared with $19.2 million for the same period of 1993, when a non-recurring pretax gain of $5.3 million, or $.21 per share, was realized from the final sale of the Company's interest in a real estate investment trust.

The Company's first quarter results include the cumulative impact of an accounting change to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The impact of this accounting rule change, which amounted to $2.1 million, or $.13 per share, relates to the financial services segment's investment portfolio.

The limited-purpose subsidiaries, whose operations continue to decline as the mortgage collateral and related bonds payable decrease, reported pretax earnings of $11 thousand, compared with pretax earnings of $32 thousand for the first quarter of 1993.

HOMEBUILDING

Operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands):


                                             Three months ended March 31,
                                                   1994           1993
                                               ---------      ---------
Revenues                                       $275,014       $218,194
Gross profit                                     35,032         25,087
Selling, general and
 administrative expenses                         29,049         23,993
Interest expense                                  6,656          5,644
Equity in earnings
 (losses) of unconsolidated joint ventures           50           (273)
                                               ---------      ---------
Pretax loss                                    $   (623)      $ (4,823)
                                               ==========     =========

Operational Unit Data:
 (includes joint ventures)
Settlement units                                  1,829          1,608
New order units                                   2,848          2,247
Outstanding contracts at
March 31,
  Units                                           3,738          3,068
  Dollar Value                                 $612,465       $478,685

Average Settlement Price
 (excludes unconsolidated
 joint ventures)                               $155,000       $140,000


In the first quarter of 1994, revenues increased 26.0 percent compared with 1993 due to an overall increase in settlements and higher average settlement prices. Settlements increased 13.7 percent from the same period a year ago, and the average settlement price increased 10.7 percent from the first quarter of 1993.

The gross margin for the first quarter of 1994 was 12.7 percent, compared with
11.5 percent in the first quarter of 1993. All regions, with the exception of California, showed improvement over the gross margins for the first quarter of 1993. The California region's gross margin will continue to be negatively impacted by the build out of low margin inventory, for which reserves were provided in the third quarter of 1993. The improvement in the overall gross margin during the first quarter of 1994 is attributable to continued strong demand resulting in higher volume and increased sales prices. Reduced volume from older lower margin projects, in comparison to the first quarter of 1993, also contributed to the improvement in gross margins.

During the first quarter of 1994, total homebuilding new orders increased 26.7 percent to 2,848 units as compared with the first quarter of 1993. The growth in new orders is attributable to gains in the California, Southwest, and West regions, offset by lower sales in the Mid-Atlantic and Southeast regions, and a decline in the operations of unconsolidated joint ventures.The increase in new orders in the Southwest region is attributable to improved sales in the Houston and Dallas divisions and the Company's acquisition, in March 1993, of an interest in a joint venture with Scott Felder Homes which has operations in Austin, Dallas and San Antonio. Continued strong sales in the Phoenix and Denver divisions provided increases in new orders in the West region. The California region showed improvement in sales compared to the first quarter a year ago, due in part to the changes in strategy implemented in the latter part of 1993. The decline in the Southeast region was due to the Company's withdrawal from the Jacksonville, Florida market.
The decline in new orders in the Mid-Atlantic region was primarily weather-related.

For the homebuilding segment, outstanding contracts as of March
31, 1994 were up 21.8 percent from March 31, 1993. The $612.5 million value of outstanding contracts, which increased 28 percent over first quarter 1993, is the highest first-quarter backlog in the Company's history.

Selling, general and administrative expenses as a percent of revenues decreased in the first quarter to 10.6 percent, compared with 11.0 percent for the same period of 1993. This decline reflects the higher revenue base over which these costs were spread in 1994.

Interest expense for the first quarter of 1994 increased $1.0 million compared with the same period of 1993 due to an increase in homebuilding debt combined with an increase in the overall borrowing costs of the Company.


FINANCIAL SERVICES

The financial services segment reported pretax earnings of $11.9 million for the first quarter, compared with $19.2 million in the first quarter of 1993. The decrease in earnings was primarily due to a non-recurring pretax gain of $5.3 million from the final sale of the Company's interest in a real estate investment trust in the first quarter of 1993.

Retail Operations:

Pretax earnings for retail operations were as follows (amounts in thousands):


                                                  Three months ended March 31,
                                                            1994         1993
                                                        --------     --------
Revenues:
Interest and net origination fees                       $  6,954     $  5,899
Gains on sales of mortgages and
    servicing rights                                       9,457        6,158
                                                        --------     --------
         Mortgage production revenue                      16,411       12,057
Loan servicing                                            11,253       10,517
Title/escrow                                                 890          595
                                                        --------     --------
         Total retail revenues                            28,554       23,169
Expenses                                                  22,256       18,084
                                                        --------     --------
Pretax earnings                                         $  6,298     $  5,085
                                                        ========     ========


The increase in total revenues for the three months ended March 31, 1994, compared with the same period in 1993, is the result of higher gains on the sales of mortgages and servicing rights and higher interest revenues earned on mortgages due to increased origination activity. Expenses have increased 23.1 percent between periods due to the growth in mortgage origination activity and overall expansion of the Company's origination operations.

The financial services segment seeks to manage the net interest spread and the sales of mortgages and servicing rights to offset the costs of origination and marketing, while continuing to build the Company's originated loan servicing portfolio.

Mortgage origination activities were as follows:


                                                  Three months ended March 31,
                                                        1994         1993
                                                    --------       ------
Dollar volume of mortgages
  originated (in millions)                              $675         $541
Number of mortgages originated                         5,355        4,266

Percentage Ryland Homes settlements                      19%          28%
Percentage other settlements                             81%          72%
                                                    --------       ------
  Total settlements                                     100%         100%


The Company earns interest on mortgages held for sale and pays interest on borrowings secured by the mortgages. Significant data from these operations were:

                                                  Three months ended March 31,
                                                        1994         1993
                                                    --------       ------
Interest spread (in thousands)                        $3,349       $3,049
Average balance of mortgages
  held for sale (in millions)                           $452         $358
Interest spread rate                                     3.0%         3.4%


The interest spread increased in the first quarter of 1994 compared to 1993 due to a higher average balance of mortgages held for sale partially offset by a lower interest spread rate. The lower interest spread rate is attributable to a decrease in mortgage rates since last year without a corresponding decrease in borrowing costs.

The loan servicing portfolio balances were as follows at March 31, (in billions):

                                                        1994         1993
                                                    --------       ------
Originated                                              $3.4         $3.8
Acquired                                                 4.5          5.4
Subserviced for others                                   1.2           .4
                                                    --------       ------
  Total portfolio                                       $9.1         $9.6
                                                    ========       ======

The decrease in the portfolio balance as compared to 1993 is primarily attributable to the decline in the acquired portfolio segment, resulting from prepayments. The 1994 increase in loans subserviced for others principally relates to interim servicing of loans for which the servicing was sold in the first quarter of 1994. The gain on the sale of servicing can not be recognized for accounting purposes until the second quarter.

Institutional Operations:

The institutional operations encompass securities issuance and securities administration services. Pretax earnings for the three months ended March 31, 1994 increased 25.5 percent as compared to the same period in 1993. This increase in pretax earnings, despite a decline in the overall portfolio balance, is attributable to higher revenues and improved margins per series.


                                                        1994         1993
                                                    --------       ------
Revenues                                              $5,700       $4,923
Expenses                                               3,391        3,083
                                                    --------       ------
Pretax earnings                                       $2,309       $1,840
                                                    ========       ======


Significant data on the securities administration portfolio as of March 31, was as follows:


                                                        1994         1993
                                                    --------       ------
Total securities administration
  portfolio (in billions)                              $49.7        $60.5

Number of series in the
 administration portfolio                                533          497


Investment Operations:

The Company's investment operations hold certain assets, primarily mortgage-backed securities, which were obtained as a result of the redemption of mortgage-backed bonds issued by the Company's limited-purpose subsidiaries.
As shown in the table below, pretax earnings for the three months ended March 31, 1994 decreased 73.4 percent as compared to the first quarter of 1993. The $5.3 million gain in the first quarter of 1993 was the result of the final sale of the Company's interest in a real estate investment trust (REIT) and is a non-recurring item. The Company also realized net revenues of $4.0 million from the sale of mortgage-backed securities in the first quarter of 1993.

Pretax earnings for the three months ended March 31, were comprised of the following:


                                                        1994         1993
                                                    --------      -------
Sale of REIT stock                                    $    0       $5,322
Sale of mortgage-backed securities                         0        4,040
Interest spread and other                              3,260        2,885
                                                    --------      -------
Pretax earnings                                       $3,260      $12,247
                                                    ========      =======

The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The increase in the interest spread rate between periods is partially due to a higher yield earned on the mortgage-backed securities as a result of adopting FAS 115 as of January 1, 1994. Prior to FAS 115 unearned income or discount points were deferred and recognized upon sale of the related investment security. Under FAS 115, this unearned income is amortized into income as an adjustment to the interest yield over the remaining term of the investment security. Significant data from the investment operations was as follows:

                                                 Three months ended March 31,
                                                        1994         1993
                                                    --------      -------
Interest spread earned (in thousands)                 $4,398       $3,007
Average balance outstanding at
  March 31 (in millions)                                $223         $218
Interest spread rate                                     8.0%         5.5%



FINANCIAL CONDITION AND LIQUIDITY


The Company generally provides for the cash requirements of the homebuilding segment and financial services segment from internally generated funds and outside borrowings. The Company believes that its sources of cash are sufficient to finance its expected requirements.

Housing inventories increased to $509.2 million as of March 31, 1994, from $489.5 million as of December 31, 1993, primarily due to normal seasonal increases in homes under construction and expansion into new and existing markets.

The Company primarily uses its unsecured revolving credit agreement to finance its homes under construction. This agreement, which was renewed in July 1993, allows the Company to borrow up to $215 million for a three-year period. As of March 31, 1994, the Company had borrowed $107.5 million under this agreement, compared with $90 million as of December 31, 1993. The increase is primarily attributable to the aforementioned increases in homebuilding inventories. In addition, the Company had letters of credit outstanding under this credit facility totaling $7.4 million at March 31, 1994.

The financial services segment uses cash generated from operations and borrowing arrangements to finance operations. Borrowing arrangements include a $325 million mortgage warehouse funding agreement, repurchase agreement facilities aggregating $800 million, and a $50 million revolving credit agreement. In January 1994, the Company entered into a secured $35 million credit agreement to be used for the short-term financing of optional bond redemptions. As of March 31, 1994 and December 31, 1993, the balance of mortgage loans and mortgage-backed securities net, were $566.8 million and $728.1 million, respectively. At March 31, 1994 and December 31, 1993, the combined borrowings under the mortgage warehouse funding agreement, the repurchase agreements, and the revolving credit agreement, were $552.5 million and $716.9 million, respectively.

The Ryland Group, Inc. has not guaranteed the debt of the financial services and limited-purpose subsidiaries segments.

PART II.  OTHER INFORMATION




                                                                 Page Number
                                                                 -----------




Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits


     11  Statement Re computation of earnings
           per share (filed herewith)                                19


  B. Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 1994.

                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              ----------------------
                              Registrant



May 16, 1994              By: /s/ Alan P. Hoblitzell, Jr.
- - ----------------               ----------------------------------
Date                           Alan P. Hoblitzell, Jr.,
                                Director, Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





May 16, 1994               By: /s/ Stephen B. Cook
- - ----------------               --------------------------------
Date                            Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)

INDEX OF EXHIBITS

A. Exhibits                                                Page of
                                                          Sequentially
                                                         Numbered Pages
                                                         --------------
   11  Statement Re computation of earnings
       per share (filed herewith)                              19

EXHIBIT 11  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS:

                                               Three months ended March 31,
                                                    1994            1993
                                                ------------    ------------
Primary:
Net earnings before cumulative effect of a
   change in accounting principle ($000's)      $     4,155     $     6,553
Cumulative effect of a change in
   accounting principle                               2,076
                                                ------------    ------------
Net earnings                                          6,231           6,553
 Adjustment for dividends on
    convertible preferred shares                       (629)           (659)
                                                ------------    ------------
  Adjusted net earnings                         $     5,602     $     5,894
                                                ============    ============

Weighted average common shares
    outstanding                                 $15,358,045      15,335,138

Common stock equivalents:
  Stock options                                      87,415          76,893
  Employee incentive plans                          128,875         150,846
  Restricted stock                                        0          11,770
                                                ------------    ------------
    Total                                        15,574,335      15,574,647
                                                 ============    ============
Primary earnings per common share
   before cumulative effect of a change in
   accounting principle                         $      0.23     $      0.38

Cumulative effect of a change in
   accounting principle                                0.13
                                                ------------    ------------
Primary earnings per common share               $      0.36     $      0.38
                                                ============    ============
Fully-Diluted:
Net earnings before cumulative effect of a
   change in accounting principle ($000's)      $     4,155     $     6,553
Cumulative effect of a change in
   accounting principle                               2,076
                                                ------------    ------------
Net earnings                                          6,231           6,553
 Adjustment for incremental expense from
    conversion of convertible preferred shares         (277)           (295)
                                                ------------    ------------
  Adjusted net earnings                         $      5,954    $     6,258
                                                ============    ============

Weighted average common shares
    outstanding                                  15,358,045      15,335,138

Common stock equivalents:
  Stock options                                      87,415          76,893
  Employee incentive plans                          128,875         150,846
  Restricted stock                                        0          13,302
  Convertible preferred stock                     1,146,383       1,202,801
                                                ------------   ------------
    Total                                        16,720,718      16,778,980
                                                ------------    -----------
Fully diluted earnings per common share
   before cumulative effect of a change in
   accounting principle                         $      0.23     $      0.37
Cumulative effect of a change in
   accounting principle                                 .13
                                                ------------    -----------
Fully diluted earnings per common share         $       .36     $       .37
                                                ============    ============
     See notes to the consolidated financial statements.

19