Form 10-Q
period 1994-06-30
RYLAND GROUP INC
filed 1994-08-12
CIK 85974

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q
                              ---------
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended   June 30, 1994
                              ----------------
                             or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from              to
                               -------------  ---------------

                Commission File Number:  1-8029


                      THE RYLAND GROUP, INC.
   ----------------------------------------------------------
   (Exact name of registrant as specified in its charter)

             Maryland                       52-0849948
- --------------------------------           -----------------
(State or other jurisdiction of            (I.R.S. Employer
of incorporation or organization)          Identification No.)

    11000 Broken Land Parkway,  Columbia, Maryland   21044
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
                                       Yes    X   No
                                           ------    ------


The number of shares of common stock of The Ryland Group, Inc., outstanding on August 2, 1994 was 15,415,758.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              June 30, 1994 (unaudited) and
              December 31, 1993                                      1-2

            Consolidated Statements of Earnings
              for the three and six months ended
              June 30, 1994 and 1993 (unaudited)                       3

            Consolidated Statements of Cash Flows
              for the six months ended June 30,
              1994 and 1993 (unaudited)                                4

            Notes to Consolidated Financial
              Statements (unaudited)                                 5-8

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                             9-16

PART II.  OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of
                 Security Holders                                     17

  Item 6.   Exhibits and Reports on Form 8-K                          18

SIGNATURES                                                            19

INDEX OF EXHIBITS                                                     20

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                                (amounts in thousands)

                                                  June 30,        December 31,
                                                    1994               1993
                                                ------------      ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    42,463       $    44,251
   Homebuilding inventories:
   Homes under construction                         409,797           318,266
   Land under development and improved lots         143,594           163,459
   Land held for development or resale                4,974             7,821
                                                ------------      ------------
      Total inventories                             558,365           489,546
   Investment in/advances to unconsolidated
      joint ventures                                 18,220            23,066
   Property, plant and equipment                     16,949            13,999
   Purchase price in excess of net assets acquired   23,123            23,639
   Other assets                                      37,495            43,976
                                                ------------      ------------
                                                    696,615           638,477
                                                ------------      ------------


FINANCIAL SERVICES:
   Cash and cash equivalents                          2,269             2,239
   Mortgage loans held for sale, net                260,948           535,679
   Mortgage-backed securities, net                  239,202           192,417
   Purchased servicing and administration
      rights, net                                    13,557            14,446
   Other assets                                      62,479            76,150
                                                ------------      ------------
                                                    578,455           820,931
                                                ------------      ------------


LIMITED-PURPOSE SUBSIDIARIES:
   Collateral for bonds payable, net                521,196           798,074
   Other assets                                       6,721             9,882
                                                ------------      ------------
                                                    527,917           807,956
                                                ------------      ------------


Other assets                                         50,276            48,329
                                                ------------      ------------

    TOTAL ASSETS                                $ 1,853,263       $ 2,315,693
                                                ============      ============

See notes to consolidated financial statements.


                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                  June 30,        December 31,
                                                    1994              1993
                                                 ------------     ------------
                                                  (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities        $    92,066      $    59,082
   Long-term debt                                    397,832          381,040
                                                 ------------     ------------
                                                     489,898          440,122
                                                 ------------     ------------

FINANCIAL SERVICES:
   Accounts payable and other liabilities             51,873           34,453
   Short-term notes payable                          450,014          716,933
                                                 ------------     ------------
                                                     501,887          751,386
                                                 ------------     ------------

LIMITED-PURPOSE SUBSIDIARIES:
   Accounts payable and other liabilities             16,828           22,591
   Bonds payable, net *                              506,256          778,428
                                                 ------------     ------------
                                                     523,084          801,019
                                                 ------------     ------------

Other liabilities                                     31,130           29,919
                                                 ------------     ------------

    TOTAL LIABILITIES                              1,545,999        2,022,446
                                                 ------------     ------------
STOCKHOLDERS'  EQUITY

   Convertible preferred stock, $1 par value
     Authorized - 1,400,000 shares
     Issued - 1,115,128 shares
             (1,153,652 for 1993)                      1,115            1,154
   Common stock, $1 par value
     Authorized - 78,600,000 shares
     Issued - 15,396,772 shares
             (15,342,624 for 1993)                    15,397           15,343
   Paid-in capital                                   115,624          116,386
   Retained earnings                                 188,537          180,351
   Net unrealized gain on securities                   4,230
   Other                                             (17,639)         (19,987)
                                                 ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                       307,264          293,247
                                                 ------------     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,853,263      $ 2,315,693
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


                     The Ryland Group, Inc. and subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                    (amounts in thousands, except share data)

                                  Three months ended      Six months ended
                                        June 30,              June 30,
                                   1994        1993        1994       1993
                               ----------- ----------- ----------- -----------
REVENUES:
   Homebuilding:
     Residential revenues      $  363,385  $  301,832  $  637,629  $  518,554
     Other revenues                   786       1,857       1,556       3,329
                               ----------- ----------- ----------- -----------
   Total homebuilding revenues    364,171     303,689     639,185     521,883
   Financial services              38,937      38,528      79,710      81,421
   Limited-purpose subsidiaries    13,601      29,776      30,306      64,241
                               ----------- ----------- ----------- -----------
   Total revenues                 416,709     371,993     749,201     667,545

EXPENSES:
   Homebuilding:
     Cost of sales                317,269     268,992     557,251     462,099
     Interest expense               6,925       6,697      13,581      12,341
     Selling, general and
       administrative              35,328      27,945      64,377      51,938
                               ----------- ----------- ----------- -----------
     Total                        359,522     303,634     635,209     526,378
   Financial services:
     Interest expense               6,594       7,397      14,457      14,418
     General and administrative    20,002      17,157      41,045      33,857
                                ----------- ---------- ----------- -----------
     Total                         26,596      24,554      55,502      48,275

   Limited-purpose subsidiaries:
     Interest expense              12,975      28,377      28,558      60,738
     Other expenses                   564       1,347       1,675       3,419
                               ----------- ----------- ----------- -----------
     Total                         13,539      29,724      30,233      64,157

   Corporate expenses               4,503       4,706       8,833       8,344
                               ----------- ----------- ----------- -----------

   Total expenses                 404,160     362,618     729,777     647,154

Equity in earnings (losses) of
unconsolidated joint ventures          87          33         137        (240)
                               ----------- ----------- ----------- -----------

EARNINGS BEFORE TAXES AND
CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE            12,636       9,408      19,561      20,151

Tax expense                         5,054       3,668       7,824       7,858
                               ----------- ----------- ----------- -----------
NET EARNINGS BEFORE CUMULATIVE
EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                7,582       5,740      11,737      12,293

Cumulative effect of a change in
accounting principle - (net of
taxes of $1,384)                        0           0       2,076           0
                               ----------- ----------- ----------- -----------
NET EARNINGS                   $    7,582  $    5,740  $   13,813  $   12,293
                               =========== =========== =========== ===========

Preferred dividends            $      616  $      651  $    1,245  $    1,310
Net earnings available for
common shareholders            $    6,966  $    5,089  $   12,568  $   10,983

NET EARNINGS PER COMMON SHARE:
   Primary:
     Net earnings before cumulative
     effect of a change in
     accounting principle      $     0.45  $     0.33  $     0.68  $     0.71
     Cumulative effect of a change
     in accounting principle                                 0.13
                               ----------- ----------- ----------- -----------
     Net earnings per common
     share                     $     0.45  $     0.33  $     0.81  $     0.71
                               =========== =========== =========== ===========

   Fully diluted:
     Net earnings before cumulative
     effect of a change in
     accounting principle      $     0.44  $     0.33  $     0.66  $     0.70
     Cumulative effect of a change
     in accounting principle                                 0.13
                               ----------- ----------- ----------- -----------
     Net earnings per common
     share                     $     0.44  $     0.33  $     0.79  $     0.70
                               =========== =========== =========== ===========

Dividends per common share     $     0.15  $     0.15  $     0.30  $     0.30
Dividends per preferred share        0.55        0.55        1.10        1.10

See notes to consolidated financial statements.

                     The Ryland Group, Inc. and subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (amounts in thousands)
                                    (unaudited)

                                                 Six months ended June 30,
                                                   1994              1993
                                                ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                 $  13,813         $ 12,293

   Adjustments to reconcile net earnings
    to net cash provided by (used for)
    operating activities:

      Depreciation and amortization                 9,084            9,831
      Cumulative effect of a change
         in accounting principle                   (3,460)
      Gain on sale of investment                                    (5,322)
      Increase in inventories                     (68,819)         (92,497)
      Net change in other assets, payables
        and other liabilities                      60,305          (49,966)
      Equity in (earnings) losses of
        unconsolidated joint ventures                (137)             240
      Decrease in investment in/advances
        to unconsolidated joint ventures            4,837            4,447
      Decrease (increase)in mortgage loans
        held for sale, net                        274,731           (6,852)
      Decrease in mortgage-backed securities, net                   31,750
                                                ----------        ---------
   Net cash provided by (used for)
        operating activities                      290,354          (96,076)
                                                ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net additions to property, plant and equipment (10,363)          (4,509)
   Principal reduction of mortgage collateral                      392,618
   Principal reduction of mortgage-backed
     securities-available for sale                 21,742
   Principal reduction of mortgage-backed
     securities-held to maturity                  168,138
   Decrease in funds held by trustee               54,327           58,118
   Other investing activities, net                   (909)           7,154
                                                ----------        ---------
   Net cash provided by investing activities      232,935          453,381
                                                ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in short-term notes payable          (266,919)         (18,287)
   Cash proceeds of long-term debt                 29,717          138,417
   Reduction of long-term debt                    (12,925)         (13,645)
   Bond principal payments                       (274,884)        (448,413)
   Common and preferred stock dividends            (5,915)          (5,916)
   Other financing activities, net                  5,879            1,410
                                                ----------        ---------
   Net cash used for financing activities        (525,047)        (346,434)
                                                ----------        ---------
Net (decrease) increase in cash                    (1,758)          10,871
Cash at beginning of year                          46,490           10,413
                                                ----------        ---------
CASH AT END OF PERIOD                           $  44,732         $ 21,284
                                                ==========        =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                     $  62,232         $100,237
     Cash paid for income taxes                 $  18,906         $ 18,513

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except share data, in all notes)

Note 1. Segment Information

                                                Three months ended June 30,
                                                  1994              1993
                                                ----------        ---------

Pretax earnings (loss):
     Homebuilding                               $   4,736         $     88
     Financial Services                            12,341           13,974
     Limited-purpose subsidiaries                      62               52
     Corporate expenses                            (4,503)          (4,706)
                                                ----------        ---------
     Total                                      $  12,636         $  9,408
                                                ==========        =========



                                                 Six months ended June 30,
                                                  1994              1993
                                                ----------        ---------

Pretax earnings (loss):
     Homebuilding                               $   4,113         $ (4,735)
     Financial Services                            24,208           33,146
     Limited-purpose subsidiaries                      73               84
     Corporate expenses                            (8,833)          (8,344)
                                                ----------        ---------
     Total                                      $  19,561         $ 20,151
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

The consolidated balance sheet as of June 30, 1994, the consolidated statements of earnings for the three and six months ended June 30, 1994 and 1993, and the consolidated statements of cash flows for the six months ended June 30, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1994, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1993 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1994 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and related notes included in the Company's December 31, 1993 annual report to shareholders.

The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

In calculating primary earnings per common share, the dividend requirements of the preferred shares held by the Ryland Retirement and Stock Ownership Plan Trust (the RSOP Trust) have been deducted from net earnings. For the three and six months ended June 30, 1994 and 1993, the average shares outstanding have been increased by the common stock equivalents relating to the employee stock option and employee incentive plans.

Net earnings used in calculating fully diluted earnings per common share, for the three and six months ended June 30, 1994 and 1993, were decreased by the amount of the additional RSOP contribution required to fund the difference between the RSOP's earnings from preferred stock dividends and the RSOP's potential earnings from common stock dividends after an assumed conversion.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2. Consolidated Financial Statements - continued

Fully diluted earnings per common share for the three and six months ended June 30, 1994, gives effect to the common stock equivalents and the assumed conversion of the preferred stock into 1,127,250 shares and 1,136,816 shares, respectively, of common stock, in accordance with the RSOP Trust Agreement. Fully diluted earnings per share for the three and six months ended June 30, 1993, gives effect to the common stock equivalents and assumed conversion of the preferred stock into 1,182,097 shares and 1,188,181 shares respectively, of common stock, in accordance with the RSOP Trust Agreement.

Note 3.  Accounting Changes

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. In compliance with the new standard, the Company has classified its investments into one of three categories: Held-to-maturity, available-for-sale, or trading, based on management's intent and ability to hold such securities. Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designations as of each balance sheet date. Investment securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities which are classified as held-to-maturity will continue to be stated at amortized cost. Securities which are classified as available-for-sale are measured at fair value with the unrealized gains and losses, net of tax, reflected as a component of stockholders' equity. Lastly, securities classified as trading are measured at fair value with gains and losses, both realized and unrealized, flowing through the income statement. At June 30, 1994, there were no securities designated as trading account assets.

The cumulative effect of adopting FAS 115 as of January 1, 1994 increased net income by $2,076 (net of $1,384 in deferred income taxes), or $.13 per share. This cumulative effect adjustment relates to unearned income or discount points on investment securities, which can now be amortized into income during

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 3.  Accounting Changes - continued

the period that the investment securities are held. Prior to adopting FAS 115, discount points were recognized into income only when the related investment security was sold. The January 1, 1994 balance of stockholders' equity was increased by $7,594 (net of $5,063 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale, which were previously carried at the lower of amortized cost or market. Subsequent to January 1, 1994, the fair value of the mortgage-backed securities in the available-for-sale portfolio declined, resulting in a net unrealized gain adjustment to stockholders' equity as of June 30, 1994 of $4,230.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED

In the second quarter of 1994, the Company reported consolidated net earnings of $7.6 million, or $.45 per share. This compares with consolidated net earnings of $5.7 million, or $.33 per share, for the same period in 1993. The improvement in the Company's second quarter results was attributable to improved performance in the homebuilding segment which reported pretax earnings of $4.7 million for the second quarter of 1994, compared with pretax earnings of $88 thousand in the second quarter of 1993. The financial services segment reported pretax earnings for the second quarter of 1994 of $12.3 million, compared with $14.0 million for the same period of 1993.

The Company reported year-to-date consolidated net earnings of $13.8 million, or $.81 per share, which included the cumulative impact of a first quarter accounting change of $.13 per share. This compares with consolidated net earnings of $12.3 million, or $.71 per share, for the same period in 1993, which included a non-recurring first quarter gain of $.21 per share. Excluding these non-recurring items, year-to-date consolidated net earnings for 1994 amounted to $11.7 million, or $.68 per share, compared with $9.1 million, or $.50 per share, for the same period of 1993. The homebuilding segment's year-to-date pretax earnings of $4.1 million compared with a pretax loss of $4.7 million for the same period in 1993. The financial services segment reported year-to-date pretax earnings of $24.2 million for 1994 compared with $33.1 million for the same period in 1993, when a non-recurring pretax gain of $5.3 million was realized from the sale of the Company's remaining interest in a real estate investment trust.

The Company's first half results for 1994 include the cumulative impact of an accounting change to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The impact of this accounting rule change, which increased year-to-date net earnings by $2.1 million, or $.13 per share, relates to the financial services segment's investment portfolio.

The limited-purpose subsidiaries, whose operations continue to decline as the related mortgage collateral and bonds payable decrease, reported pretax earnings of $62 thousand for the second quarter of 1994, compared with pretax earnings of $52 thousand for the same period in 1993. Year-to-date pretax earnings were $73 thousand compared with $84 thousand for the same period in 1993.

HOMEBUILDING

Operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands):


                                 Three months ended         Six months ended
                                       June 30,                  June 30,
                               1994             1993        1994        1993
                               ----             ----        ----        ----
Revenues                     $364,171         $303,689    $639,185    $521,883

Gross profit                   46,902           34,697      81,934      59,784
Selling, general and
 administrative expenses       35,328           27,945      64,377      51,938
Interest expense                6,925            6,697      13,581      12,341
Equity in earnings
 (losses) of
 unconsolidated
 joint ventures                    87               33         137       (240)
                             --------        ---------     -------   ---------
Pretax earnings (loss)       $  4,736        $      88     $ 4,113   $ (4,735)
                             ========        =========     =======   =========
Operational Unit Data:
 (includes joint ventures)
New orders                      2,316            2,158       5,164       4,405
Settlements                     2,303            2,159       4,132       3,767
Outstanding contracts at
June 30,
  Units                                                      3,751       3,243
  Dollar Value                                            $621,239    $508,508
Average Settlement Price
 (excludes unconsolidated
 joint ventures)                 $161             $145        $158        $143


For the three and six months ended June 30, 1994 revenues increased 19.9 percent and 22.5 percent, respectively, compared with the same periods in 1993, due to an overall increase in settlements and higher average settlement prices. For the three and six months ended June 30, 1994, settlements increased 6.7 percent and 9.7 percent, respectively, and the average settlement price increased 11.0 percent and 10.5 percent from the same respective periods a year ago.

The gross margin for the second quarter of 1994 was 12.9 percent, compared with 11.4 percent for the second quarter of 1993. The year-to-date gross margin increased to 12.8 percent from 11.5 percent for the same period of
1993.    The improvement in overall gross margins during the second quarter and first six months of 1994 was primarily attributable to increased sales prices, higher volume and a better mix of sales from higher margin communities. Despite the improvement, the Company's gross margins continue to be negatively impacted by the build out of low margin inventory in California.

Total homebuilding new orders increased 7.3 percent to 2,316 units during the second quarter of 1994 and 17.2 percent to 5,164 units for the year-to-date compared with the same respective periods in 1993. The year-to-date growth in new orders is primarily attributable to significant gains in the California and Southwest regions more than compensating for lower sales in the Mid-Atlantic and Southeast regions. The California region showed substantial improvement in sales compared to last year, due in large part to the changes in strategy implemented in the latter part of 1993. The increase in new orders in the Southwest region is attributable to improved sales in the Houston and Dallas divisions, as well as the sales increase resulting from the acquisition of Scott Felder Homes. The decline in the Southeast region was primarily due to the Company's withdrawals from the Jacksonville, Florida and Charleston, South Carolina markets, while the decline in new orders in the Mid-Atlantic region was partially weather-related and partially due to economic conditions in the region.

The Company acquired a majority interest in Scott Felder Homes in March 1993 through a limited partnership. On July 1, 1994 the Company completed the full acquisition of this enterprise strengthening its position in the Austin, San Antonio and Dallas markets.

For the homebuilding segment, outstanding contracts as of June 30, 1994 were up 15.7 percent from June 30, 1993. The $621.2 million value of outstanding contracts, which increased 22.2 percent over the same period of 1993, is the highest June 30th backlog in the Company's history.

Selling, general and administrative expenses as a percentage of revenues, were
9.7 percent for the first quarter and 10.1 percent for the first six months of 1994 compared with 9.2 percent and 10.0 percent for the same respective periods of 1993. These increases were primarily attributable to the costs associated with the Company's expansion into new markets.

Interest expense for the second quarter and first six months of 1994 increased somewhat compared with the same periods of 1993, due to an increase in the overall borrowing costs of the Company, partially offset by a higher amount of interest capitalization in 1994.

FINANCIAL SERVICES

The financial services segment reported pretax earnings of $12.3 million for the second quarter of 1994, compared with $14.0 million in the second quarter of 1993. Year-to-date pretax earnings were $24.2 million compared with $33.1 million for the same period of 1993. The decrease in year-to-date earnings was primarily due to a non-recurring first quarter pretax gain of $5.3 million from the sale of the Company's remaining interest in a real estate investment trust, as well as $6.4 million in pretax gains from sales of called collateral, $2.4 million of which occurred in the second quarter. Expenses increased from the prior year due to expansion of operations during 1993.

Retail Operations:
- -----------------
Pretax earnings for retail operations were as follows (amounts in thousands):


                                 Three months              Six months
                                 ended June 30,           ended June 30,
                                1994        1993        1994         1993
                                ----        ----        ----         ----
Revenues:
Interest and
   net origination fees       $ 4,229      $6,557     $11,183      $12,456
Gains on sales of mortgages
   and servicing rights        12,923       6,591      22,380       12,749
                              -------     -------     -------       ------
 Mortgage production revenue   17,152      13,148      33,563       25,205
Loan servicing                  8,425      10,526      19,678       21,043
Title/escrow                    1,087         886       1,977        1,481
                              -------     -------     -------       ------
 Total retail revenues         26,664      24,560      55,218       47,729
Expenses                       19,740      19,571      41,996       37,655
                              -------     -------     -------       ------
Pretax earnings               $ 6,924     $ 4,989     $13,222      $10,074
                              =======     =======     =======      =======


Interest and net origination fees have decreased as a result of the industry-wide decline in mortgage origination activity resulting from the current higher interest rate environment, while loan servicing revenues have declined due to reductions in the loan servicing portfolio. These trends are likely to continue. The increases in total revenues for the three months ended June 30, 1994 and the six months ended June 30, 1994 compared with the same periods in 1993, were the result of higher gains on the sales of mortgages and servicing rights. Expenses increased between periods due to the overall expansion of the Company's operations in 1993. The Company has recently reduced staffing levels in anticipation of continued lower origination volumes.

Mortgage origination activities were as follows:


                                        Three months           Six months
                                        ended June 30,        ended June 30,
                                      1994         1993      1994         1993
                                      ----         ----      ----         ----
Dollar volume of mortgages
  originated (in millions)           $  525       $  975    $1,200     $ 1,516
Number of mortgages originated        4,224        7,595     9,579      11,861

Percentage Ryland Homes settlements     28%          19%       23%         22%
Percentage other settlements            72%          81%       77%         78%
                                      ----         ----      ----         ----
  Total settlements                    100%         100%      100%        100%


The Company earns interest on mortgages held for sale and pays interest on borrowings secured by the mortgages. Significant data from these operations were as follows:


                                    Three months                Six months
                                    ended June 30,             ended June 30,
                                   1994         1993        1994         1993
                                   ----         ----        ----         ----
Interest spread (in thousands)    $2,126       $3,079      $5,475       $6,128
Average balance of mortgages
  held for sale (in millions)     $  273       $  413      $  362       $  386
Interest spread rate                3.1%         3.0%        3.1%         3.2%

The interest spread decreased in the current six months as compared to 1993 due to a lower average balance of mortgages held for sale.

The loan servicing portfolio balances were as follows at June 30, (in billions):



                                                        1994         1993
                                                        ----         ----
Originated                                              $3.1         $3.7
Acquired                                                 4.3          5.2
Subserviced for others                                   0.1           .8
                                                        ----         ----
  Total portfolio                                       $7.5         $9.7
                                                        ====         ====


The decrease in the portfolio balance is primarily attributable to the decline in origination volume combined with higher sales of servicing in the current year.

Institutional Operations:

The institutional operations encompass securities issuance and securities administration services. Pretax earnings for the three months ended June 30, 1994 decreased 11.6 percent as compared to the same period in 1993 due to an increase in expenses. Year-to-date pretax earnings increased 2.7 percent as compared to the same period in 1993, despite a decline in the overall portfolio balance, due to improved margins per series.


                                    Three months              Six months
                                    ended June 30,           ended June 30,
                                   1994        1993        1994         1993
                                   ----        ----        ----         ----
Revenues                          $6,060      $5,960     $11,760      $10,883
Expenses                           3,450       3,008       6,841        6,091
                                  ------      ------     -------      -------
Pretax earnings                   $2,610      $2,952     $ 4,919      $ 4,792
                                  ======      ======     =======      =======



Significant data on the securities administration portfolio as of June 30, were as follows:


                                                        1994         1993
                                                        ----         ----
Total securities administration
  portfolio (in billions)                              $48.2        $64.3

Number of series in the
 administration portfolio                                542          505


Investment Operations:

The Company's investment operations hold certain assets, primarily mortgage-backed securities, which were obtained as a result of the redemption of mortgage-backed bonds issued by the Company's limited-purpose subsidiaries.
As shown in the table below, pretax earnings for the three and six months ended June 30, 1994 decreased substantially as compared to the same period of 1993. The $5.3 million gain in the first quarter of 1993 was the result of the sale of the Company's remaining interest in a real estate investment trust
(REIT) and is a non-recurring item. The Company also realized net revenues of $2.4 million and $6.4 million from the sale of mortgage-backed securities in the three and six months ended June 30, 1993, respectively.

Pretax earnings were comprised of the following:


                                        Three months           Six months
                                        ended June 30,        ended June 30,
                                       1994         1993     1994         1993
                                       ----         ----     ----         ----
Sale of REIT stock                   $    0      $     0   $    0      $ 5,322
Sale of mortgage-backed securities        0        2,356        0        6,396
Interest spread and other             2,807        3,677    6,067        6,562
                                     ------      -------   ------      -------
Pretax earnings                      $2,807      $ 6,033   $6,067      $18,280
                                     ======      =======   ======      =======


The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The slight decrease in the interest spread rate in the second quarter of 1994 as compared to 1993, is primarily due to an increase in borrowing rates. The increase in the interest spread rate between the year-to-date periods is due to a higher yield earned on the mortgage-backed securities, partially as a result of the adoption of FAS 115 as of January 1, 1994. Prior to FAS 115, unearned income (discount points) was deferred and recognized upon the sale of the related investment security. Under FAS 115, this unearned income is amortized into income as an adjustment to the interest yield over the remaining term of the investment security. Significant data from the investment operations was as follows:


                                    Three months               Six months
                                   ended June 30,             ended June 30,
                                  1994         1993         1994        1993
                                  ----         ----         ----        ----
Interest spread earned
  (in thousands)                 $3,781       $3,646       $8,179      $6,653
Average balance outstanding
  at June 30 (in millions)       $  228       $  215       $  226      $  217
Interest spread rate               6.6%         6.8%         7.3%        6.1%


FINANCIAL CONDITION AND LIQUIDITY

The Company generally provides for the cash requirements of the homebuilding segment and financial services segment from internally generated funds and outside borrowings. The Company believes that its sources of cash are sufficient to finance its expected requirements.

Housing inventories increased to $558.4 million as of June 30, 1994, from $489.5 million as of December 31, 1993, primarily due to normal seasonal increases in homes under construction and expansion into new and existing markets.

The Company primarily uses its unsecured revolving credit agreement to finance its homes under construction. This agreement, which was renewed in July 1993, allows the Company to borrow up to $215 million for a three-year period. As of June 30, 1994, the Company had borrowed $118 million under this agreement, compared with $90 million as of December 31, 1993. The increase is primarily attributable to the aforementioned increases in homebuilding inventories.

The financial services segment uses cash generated from operations and borrowing arrangements to finance operations. Borrowing arrangements include a $400 million combined mortgage warehouse and working capital funding agreement, repurchase agreement facilities aggregating $800 million and a secured $35 million credit agreement to be used for the short-term financing of optional bond redemptions. At June 30, 1994 and December 31, 1993, the combined borrowings under the mortgage warehouse funding agreement, the repurchase agreements, and the revolving credit agreement were $450.0 million and $716.9 million, respectively. As of June 30, 1994 and December 31, 1993, the balance of mortgage loans and mortgage-backed securities, net were $500.2 million and $728.1 million, respectively.

PART II.  OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 20, 1994. Proxies were solicited by the company pursuant to Regulation 14 under the Securities Exchange Act of 1934 to elect directors of the company for the ensuing year, to approve the amendment of the 1992 non-employee director equity plan and to approve the appointment of Ernst & Young as independent public accountants of the Company for 1994.

The ten incumbent directors proposed by the Company were elected. Proxies representing 14,222,809 shares of stock eligible to vote at this meeting, or
92.6 percent of the outstanding shares, were voted for the election of directors. The following is a separate tabulation with respect to the vote for each director:


Name                           Total Vote For         Total Vote Withheld
- ----                           --------------         -------------------
Andre P. Brewster                 14,151,235                      71,574
Robert J. Gaw                     14,137,531                      85,278
Alan P. Hoblitzell, Jr.           14,136,700                      86,109
John H. Mullin III                14,151,335                      71,474
Leonard M. Harlan                 14,149,990                      72,819
William G. Kagler                 14,151,435                      71,374
John O. Wilson                    14,151,435                      71,374
L.C. Heist                        14,151,535                      71,274
James A. Flick, Jr.               14,151,435                      71,374
R. Chad Dreier                    14,151,535                      71,274


The amendment to the 1992 non-employee director equity plan was approved by 91 percent of the shares voting. The following is a breakdown of the vote on such matter:

      For                     Against                Abstain
      ---                     -------                -------
  12,939,569                  1,025,065              258,175


Ernst & Young was approved as the independent public accountants for the Company for 1994 by 99.3 percent of the shares voting. The following is a breakdown of the vote on such matter:

      For                     Against                Abstain
      ---                     -------                -------
  14,129,410                  39,185                  54,213


                                                                 Page Number
                                                                 -----------

Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits

      10  1992 Non-Employee Director Equity Plan (as amended)        21-27

      11  Statement Re computation of earnings
           per share                                                    28


  B. Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 1994.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              ----------------------
                              Registrant



August 12, 1994          By: /s/ Alan P. Hoblitzell, Jr.
- ---------------              ------------------------------------------
Date                         Alan P. Hoblitzell, Jr.,
                               Director, Executive Vice President
                               and Chief Financial Officer
                               (Principal Financial Officer)





August 12, 1994          By: /s/ Stephen B. Cook
- ---------------              ------------------------------------------
Date                         Stephen B. Cook,
                               Vice President and Corporate Controller
                               (Principal Accounting Officer)

INDEX OF EXHIBITS

A. Exhibits                                                   Page of
                                                             Sequentially
                                                            Numbered Pages
                                                            --------------

      10     1992 Non-Employee Director Equity Plan (as amended)  21-27

      11     Statement Re computation of earnings
             per share                                              28

























































20