Form 10-Q
period 1994-09-30
RYLAND GROUP INC
filed 1994-11-14
CIK 85974

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994

                             or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from____________to_______________


                Commission File Number:  1-8029


                      THE RYLAND GROUP, INC.
   (Exact name of registrant as specified in its charter)

             Maryland                       52-0849948
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification No.)

    11000 Broken Land Parkway,  Columbia, Maryland   21044
    (Address of principal executive offices)       (Zip Code)

                           (410) 715-7000
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   No _____


The number of shares of common stock of The Ryland Group, Inc., outstanding on November 1, 1994 was 15,466,829.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number
                                                                 -----------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              September 30, 1994 (unaudited) and
              December 31, 1993                                      1-2

            Consolidated Statements of Earnings
              for the three and nine months ended
              September 30, 1994 and 1993 (unaudited)                  3

            Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              1994 and 1993 (unaudited)                                4

            Notes to Consolidated Financial
              Statements (unaudited)                                 5-8

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                             9-16

PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                            18

INDEX OF EXHIBITS                                                     19

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                                (amounts in thousands)

                                                September 30,     December 31,
                                                    1994               1993
                                                ------------      ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    30,178       $    44,251
   Homebuilding inventories:
   Homes under construction                         431,571           318,266
   Land under development and improved lots         140,025           163,459
   Land held for future development or resale         4,694             7,821
                                                ------------      ------------
      Total inventories                             576,290           489,546
   Investment in/advances to unconsolidated
      joint ventures                                 17,403            23,066
   Property, plant and equipment                     19,356            13,999
   Purchase price in excess of net assets acquired   22,865            23,639
   Other assets                                      51,894            43,976
                                                ------------      ------------
                                                    717,986           638,477
                                                ------------      ------------


FINANCIAL SERVICES:
   Cash and cash equivalents                          2,303             2,239
   Mortgage loans held for sale, net                246,472           535,679
   Mortgage-backed securities, net                  187,911           192,417
   Purchased servicing and administration
      rights, net                                    12,689            14,446
   Other assets                                      66,750            76,150
                                                ------------      ------------
                                                    516,125           820,931
                                                ------------      ------------


LIMITED-PURPOSE SUBSIDIARIES:
   Collateral for bonds payable, net                470,661           798,074
   Other assets                                       5,816             9,882
                                                ------------      ------------
                                                    476,477           807,956
                                                ------------      ------------


Other assets                                         48,182            48,329
                                                ------------      ------------

    TOTAL ASSETS                                $ 1,758,770       $ 2,315,693
                                                ============      ============

See notes to consolidated financial statements.


                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                September 30,     December 31,
                                                    1994              1993
                                                ------------      ------------
                                                (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities        $    81,452      $    59,082
   Long-term debt                                    419,321          381,040
                                                 ------------     ------------
                                                     500,773          440,122
                                                 ------------     ------------

FINANCIAL SERVICES:
   Accounts payable and other liabilities             25,782           34,453
   Short-term notes payable                          407,229          716,933
                                                 ------------     ------------
                                                     433,011          751,386
                                                 ------------     ------------

LIMITED-PURPOSE SUBSIDIARIES:
   Accounts payable and other liabilities             14,671           22,591
   Bonds payable, net *                              458,043          778,428
                                                 ------------     ------------
                                                     472,714          801,019
                                                 ------------     ------------

Other liabilities                                     40,437           29,919
                                                 ------------     ------------

    TOTAL LIABILITIES                              1,446,935        2,022,446
                                                 ------------     ------------
STOCKHOLDERS'  EQUITY

   Convertible preferred stock, $1 par value
     Authorized - 1,400,000 shares
     Issued - 1,090,990 shares
             (1,153,652 for 1993)                      1,091            1,154
   Common stock, $1 par value
     Authorized - 78,600,000 shares
     Issued - 15,430,155 shares
             (15,342,624 for 1993)                    15,430           15,343
   Paid-in capital                                   116,053          116,386
   Retained earnings                                 194,162          180,351
   Net unrealized gain on securities                   2,585
   Other                                             (17,486)         (19,987)
                                                 ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                       311,835          293,247
                                                 ------------     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,758,770      $ 2,315,693
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

Page>
                     The Ryland Group, Inc. and subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                    (amounts in thousands, except share data)

                                  Three months ended     Nine months ended
                                    September 30,           September 30,
                                   1994        1993        1994       1993
                               ----------- ----------- ----------- -----------
REVENUES:
   Homebuilding:
     Residential revenues      $  396,725  $  314,486  $1,034,354  $  833,009
     Other revenues                 1,740         535       3,296       3,895
                               ----------- ----------- ----------- -----------
   Total homebuilding revenues    398,465     315,021   1,037,650     836,904
   Financial services              38,000      36,672     117,710     118,093
   Limited-purpose subsidiaries    11,367      24,966      41,673      89,207
                               ----------- ----------- ----------- -----------
   Total revenues                 447,832     376,659   1,197,033   1,044,204

EXPENSES:
   Homebuilding:
     Cost of sales                348,373     319,519     905,624     781,618
     Interest expense               7,680       6,974      21,261      19,315
     Selling, general and
       administrative              37,866      29,930     102,243      81,868
                               ----------- ----------- ----------- -----------
     Total                        393,919     356,423   1,029,128     882,801
   Financial services:
     Interest expense               5,852       7,480      20,309      21,898
     General and administrative    18,014      19,378      59,059      53,235
                                ----------- ---------- ----------- -----------
     Total                         23,866      26,858      79,368      75,133

   Limited-purpose subsidiaries:
     Interest expense              11,082      23,867      39,640      84,605
     Other expenses                   263       1,059       1,938       4,478
                               ----------- ----------- ----------- -----------
     Total                         11,345      24,926      41,578      89,083

   Corporate expenses               4,581       3,119      13,414      11,463
                               ----------- ----------- ----------- -----------

   Total expenses                 433,711     411,326   1,163,488   1,058,480

Equity in losses of
unconsolidated joint ventures        (139)     (1,903)         (2)     (2,143)
                               ----------- ----------- ----------- -----------

EARNINGS (LOSS) BEFORE TAXES AND
CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE            13,982     (36,570)     33,543     (16,419)

Tax expense (benefit)               5,593     (14,014)     13,417      (6,156)
                               ----------- ----------- ----------- -----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE
EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                8,389     (22,556)     20,126     (10,263)

Cumulative effect of a change in
accounting principle - (net of
taxes of $1,384)                                            2,076
                               ----------- ----------- ----------- -----------
NET EARNINGS (LOSS)                 8,389     (22,556)     22,202     (10,263)
                               =========== =========== =========== ===========

Preferred dividends            $      603  $      642  $    1,848  $    1,952
Net earnings (loss) available
for common shareholders        $    7,786  $  (23,198) $   20,354  $  (12,215)

NET EARNINGS (LOSS) PER COMMON SHARE:
   Primary:
     Net earnings (loss) before
     cumulative effect of a change
     in accounting principle   $     0.50  $    (1.52) $     1.18  $    (0.80)
     Cumulative effect of a change
     in accounting principle                                 0.13
                               ----------- ----------- ----------- -----------
     Net earnings (loss) per
     common share              $     0.50  $    (1.52) $     1.31  $    (0.80)
                               =========== =========== =========== ===========

   Fully diluted:
     Net earnings (loss) before
     cumulative effect of a change
     in accounting principle   $     0.49  $    (1.52) $     1.16  $    (0.80)
     Cumulative effect of a change
     in accounting principle                                 0.12
                               ----------- ----------- ----------- -----------
     Net earnings (loss) per
     common share              $     0.49  $    (1.52) $     1.28  $    (0.80)
                               =========== =========== =========== ===========

Dividends per common share     $     0.15  $     0.15  $     0.45  $     0.45
Dividends per preferred share        0.55        0.55        1.65        1.65
                               =========== =========== =========== ===========

See notes to consolidated financial statements.

                     The Ryland Group, Inc. and subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (amounts in thousands)
                                    (unaudited)

                                              Nine months ended September 30,
                                                   1994              1993
                                                ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                          $  22,202         $(10,263)

   Adjustments to reconcile net earnings
    (loss) to net cash provided by
    (used for) operating activities:
      Depreciation and amortization                14,332           14,942
      Cumulative effect of a change
         in accounting principle                   (3,460)
      Gain on sale of investment                                    (5,322)
      Increase in inventories                     (86,744)         (63,433)
      Net change in other assets, payables
        and other liabilities                      13,572          (10,507)
      Equity in losses of unconsolidated
        joint ventures                                  2            2,143
      Decrease in investment in/advances
        to unconsolidated joint ventures            5,475            8,809
      Increase in mortgage-backed securities -
        trading                                    (2,546)
      Decrease (increase)in mortgage loans
        held for sale, net                        289,207          (10,229)
      Decrease in mortgage-backed securities, net                   23,542
                                                ----------        ---------
   Net cash provided by (used for)
        operating activities                      252,040          (50,318)
                                                ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net additions to property, plant and equipment (14,054)          (9,123)
   Principal reduction of mortgage collateral                      563,759
   Principal reduction of mortgage-backed
     securities-available for sale                 33,262
   Sales of mortgage-backed securities
     available for sale                            30,557
   Principal reduction of mortgage-backed
     securities-held to maturity                  208,717
   Decrease in funds held by trustee               73,779           85,590
   Other investing activities, net                   (909)           6,726
                                                ----------        ---------
   Net cash provided by investing activities      331,352          646,952
                                                ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term notes payable          (309,704)         (26,960)
   Cash proceeds of long-term debt                 55,421          114,080
   Reduction of long-term debt                    (17,140)         (26,363)
   Bond principal payments                       (323,603)        (643,151)
   Common and preferred stock dividends            (8,832)          (8,850)
   Other financing activities, net                  6,457            1,441
                                                ----------        ---------
   Net cash used for financing activities        (597,401)        (589,803)
                                                ----------        ---------
Net (decrease) increase in cash                   (14,009)           6,831
Cash at beginning of year                          46,490           10,413
                                                ----------        ---------
CASH AT END OF PERIOD                           $  32,481         $ 17,244
                                                ==========        =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                     $  89,606         $131,888
     Cash paid for income taxes                 $  20,411         $ 26,225
                                                ==========        =========

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except share data, in all notes)

Note 1. Segment Information

                                            Three months ended September 30,
                                                  1994              1993
                                                ----------        ---------

Pretax earnings (loss):
     Homebuilding                               $   4,407         $(43,305)
     Financial Services                            14,134            9,814
     Limited-purpose subsidiaries                      22               40
     Corporate expenses                            (4,581)          (3,119)
                                                ----------        ---------
     Total                                      $  13,982         $(36,570)
                                                ==========        =========



                                             Nine months ended September 30,
                                                  1994              1993
                                                ----------        ---------

Pretax earnings (loss):
     Homebuilding                               $   8,520         $(48,040)
     Financial Services                            38,342           42,960
     Limited-purpose subsidiaries                      95              124
     Corporate expenses                           (13,414)         (11,463)
                                                ----------        ---------
     Total                                      $  33,543         $(16,419)
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

The consolidated balance sheet as of September 30, 1994, the consolidated statements of earnings for the three and nine months ended September 30, 1994 and 1993, and the consolidated statements of cash flows for the nine months ended September 30, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1994, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1993 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1994 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and related notes included in the Company's December 31, 1993 annual report to shareholders.

The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

In calculating primary earnings (loss) per common share, the dividend requirements of the preferred shares held by the Ryland Retirement and Stock Ownership Plan Trust (the RSOP Trust) have been deducted from net earnings or added to net loss. For the three and nine months ended September 30, 1994, the average shares outstanding have been increased by the common stock equivalents relating to the employee stock option and employee incentive plans. For the three and nine months ended September 30,1993, these common stock equivalents were not considered as the effect would be anti-dilutive.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2. Consolidated Financial Statements - continued

Net earnings used in calculating fully diluted earnings per common share for the three and nine months ended September 30, 1994 were decreased by the amount of the additional RSOP contribution required to fund the difference between the RSOP's earnings from preferred stock dividends and the RSOP's potential earnings from common stock dividends after an assumed conversion. Net loss used in calculating fully diluted loss per common share for the three and nine months ending September 30, 1993 was increased by the dividend requirements of the preferred shares held by the RSOP Trust, as an adjustment for incremental dividends on convertible preferred shares would be anti-dilutive.

Fully diluted earnings per common share for the three and nine months ended September 30, 1994, gives effect to the common stock equivalents and the assumed conversion of the preferred stock into 1,103,318 shares and 1,125,650 shares, respectively, of common stock, in accordance with the RSOP Trust Agreement. In computing fully diluted loss per share for the three and nine months ended September 30, 1993, average shares outstanding have not been increased by the common stock equivalents relating to the employee stock option and employee incentive plans and the assumed conversion of the preferred stock held by the RSOP Trust as the effect would be anti-dilutive.

Note 3.  Accounting Changes

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. In compliance with the new standard, the Company has classified its investments into three categories: held-to-maturity, available-for-sale, and trading. Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designations as of each balance sheet date. Investment securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities which are classified as held-to-maturity will continue to be stated at amortized cost.

(unaudited)

Those securities meeting the held-to-maturity criteria are primarily those currently held in a limited-purpose subsidiary whose bond indentures prohibit liquidation of the collateral for bonds payable unless the corresponding bonds payable are redeemed. The bonds payable in this category generally cannot be redeemed until the principal balance of the bonds payable is less than 15 percent of the original balance. Prepayment risk is the only significant risk associated with the mortgage-backed securities classified as held-to-maturity.

Securities which are classified as available-for-sale are measured at fair value with the unrealized gains and losses, net of tax, reflected as a component of stockholders' equity. At September 30, 1994, these securities are primarily mortgage-backed securities that had previously been held as collateral for bonds payable in a limited-purpose subsidiary, but had call rights that allowed for redemption prior to the principal balance being paid down to 15 percent of the original balance. Lastly, securities classified as trading are measured at fair value with gains and losses, both realized and unrealized, recognized in the statement of earnings. At September 30, 1994 trading securities totaled $2.5 million.

The cumulative effect of adopting FAS 115 as of January 1, 1994 increased net income by $2,076 (net of $1,384 in deferred income taxes), or $.13 per share. This cumulative effect adjustment related to unearned income or discount points on investment securities, which can now be amortized into income during the period that the investment securities are held. Prior to adopting FAS 115, discount points were recognized into income only when the related investment security was sold. The January 1, 1994 balance of stockholders' equity was increased by $7,594 (net of $5,063 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale, which were previously carried at the lower of amortized cost or market. At September 30, 1994, the balance of the net unrealized gain on securities classified as available for sale, which is reflected as a component of stockholders' equity, was $2,585. The decline in this balance from January 1, 1994 is due to a reduction in fair value caused by the rising interest rate environment and the sale by the Company of a portion of this portfolio.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

In the third quarter of 1994, the Company reported consolidated net earnings of $8.4 million, or $.50 per share. This compares with a consolidated net loss of $22.6 million, or ($1.52) per share, for the same period in 1993. The 1994 results represent improvement from 1993 when the Company took a pretax provision of $45 million against its homebuilding inventories. The homebuilding segment reported pretax earnings of $4.4 million for the third quarter of 1994, compared with a pretax loss of $43.3 million in the third quarter of 1993, which included the aforementioned pretax provision for homebuilding inventories. The financial services segment reported pretax earnings for the third quarter of 1994 of $14.1 million, compared with $9.8 million for the same period of 1993.

The Company reported year-to-date consolidated net earnings of $22.2 million, or $1.31 per share, which included the cumulative impact of an accounting change of $.13 per share recognized in the first quarter. This compares with a consolidated net loss of $10.3 million, or ($.80) per share, for the same period in 1993, which included a non-recurring first quarter gain of $.21 per share. The homebuilding segment's year-to-date pretax earnings of $8.5 million compared with a pretax loss of $48.0 million for the same period in 1993. The financial services segment reported year-to-date pretax earnings of $38.3 million for 1994 compared with $43.0 million for the same period in 1993, when a non-recurring pretax gain of $5.3 million was realized from the sale of the Company's remaining interest in a real estate investment trust.

The Company's results for the first nine months of 1994 include the cumulative impact of an accounting change to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The impact of this accounting rule change, which increased first quarter net earnings by $2.1 million, or $.13 per share, relates to the financial services segment's investment portfolio.

The limited-purpose subsidiaries, whose operations continue to decline as the related mortgage collateral and bonds payable decrease, reported pretax earnings of $22 thousand for the third quarter of 1994, compared with pretax earnings of $40 thousand for the same period in 1993. Year-to-date pretax earnings were $95 thousand compared with $124 thousand for the same period in 1993.

HOMEBUILDING

Operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands):

                                 Three months ended      Nine months ended
                                    September 30,          September 30,
                               1994           1993       1994        1993
Revenues                     $398,465     $315,021  $1,037,650    $836,904

Gross profit                   50,092       (4,498)    132,026      55,286
Selling, general and
 administrative expenses       37,866       29,930     102,243      81,868
Interest expense                7,680        6,974      21,261      19,315
Equity in earnings
 (losses) of
 unconsolidated
 joint ventures                  (139)      (1,903)         (2)     (2,143)
                             ________     _________  _________    ________
Pretax earnings (loss)       $  4,407     $(43,305)  $   8,520    $(48,040)
                             ========     =========  =========    =========
Operational Unit Data:
 (includes joint ventures)
New orders                     2,200          2,103      7,364        6,508
Settlements                    2,488          2,148      6,620        5,915
Outstanding contracts at
September 30,
  Units                                                  3,463        3,198
  Dollar Value                                        $570,000     $515,000
Average Settlement Price
 (excludes unconsolidated
 joint ventures)                $161           $151       $159         $146


For the three and nine months ended September 30, 1994 revenues increased 26.5 percent and 24.0 percent, respectively, compared with the same periods in 1993, due to an overall increase in settlements and higher average settlement prices. For the three and nine months ended September 30, 1994, settlements increased 15.8 percent and 11.9 percent, respectively, and the average settlement price increased 6.6 percent and 8.9 percent from the same respective periods a year ago.

The gross margin for the third quarter of 1994 was 12.6 percent, compared with
12.2 percent for the third quarter of 1993, excluding the 1993 provision for inventory reserves. The year-to-date gross margin increased to 12.7 percent from 11.7 percent, for the same period of 1993, which also excludes the inventory reserve provision. The improvement in overall gross margins during the third quarter and first nine months of 1994 was primarily attributable to a better mix of sales from higher margin communities.

The Company's gross margins continue to be negatively impacted by the build out of inventory in California that was impacted by the decline in economic and market conditions. In the third quarter of 1993, the Company took a $45 million provision for homebuilding inventories, of which $40 million was for inventory in the California region. At September 30, 1994 the remaining net book value of the California inventory that was impacted by this provision was approximately $88 million and consisted of approximately 1,600 homebuilding lots and improvements, of which 218 were sold but not settled. Sales of homes on these lots for the quarter and the first nine months of 1994 were 171 units and 543 units, respectively. Settlements of homes on these lots for the third quarter and first nine months of 1994 were 196 units and 453 units, respectively.

Total homebuilding new orders increased 4.6 percent to 2,200 units during the third quarter of 1994 and 13.2 percent to 7,364 units for the year-to-date compared with the same respective periods in 1993. The year-to-date growth in new orders is primarily attributable to significant gains in the California, Southwest, and West regions which more than compensated for lower sales in the Atlantic and Southeast regions.

The California region showed substantial improvement in sales compared to last year, due in large part to the changes in strategy, implemented in the latter part of 1993, to accelerate the sale of inventories. The increase in new orders in the Southwest region is attributable to improved sales in the Houston and Dallas divisions, and the addition of sales from Scott Felder Homes. The increase in the West region is due to strong homebuilding markets in Denver and Phoenix. The decline in the Southeast region was due to the Company's withdrawals from the Jacksonville, Florida and Charleston, South Carolina markets and the impact of higher interest rates on home sales, while the decline in new orders in the Mid-Atlantic region was primarily due to economic conditions in the region.

The Company acquired a majority interest in Scott Felder Homes in March 1993 through a limited partnership. On July 1, 1994 the Company completed the acquisition of Scott Felder Homes by purchasing the remaining minority interest, strengthening its position in the Austin, San Antonio and Dallas markets.

Outstanding homebuilding contracts as of September 30, 1994 were up 8.3 percent from September 30, 1993. The $570.0 million value of outstanding contracts represented an increase of 10.7 percent over the same period of 1993.

Selling, general and administrative (S,G&A) expenses as a percentage of revenues, were 9.5 percent for the third quarter and 9.9 percent for the first nine months of 1994 compared with 9.5 percent and 9.8 percent for the same respective periods of 1993. The Company has been incurring additional costs associated with its expansion into new markets and the costs associated with implementation of the Company's marketing and merchandising initiatives.

Interest expense for the third quarter and first nine months of 1994 increased compared with the same periods of 1993, due to increased overall borrowing costs of the Company and additions to inventory, partially offset by higher interest capitalization in 1994.

FINANCIAL SERVICES

The financial services segment reported pretax earnings of $14.1 million for the third quarter of 1994, compared with $9.8 million in the third quarter of 1993. Included in the third quarter 1994 results was a pretax gain of $2.3 million on a sale of mortgage-backed securities and a pretax gain of $7.2 million on a bulk sale of mortgage servicing rights.

Year-to-date pretax earnings were $38.3 million, compared with $43.0 million for the same period of 1993. Year-to-date pretax earnings for 1993 included a non-recurring first quarter gain of $5.3 million from the sale of the Company's remaining interest in a real estate investment trust, as well as $5.6 million in pretax gains from sales of mortgage-backed securities, as compared to $2.3 million in pretax gains from sales of mortgage-backed securities in 1994.


Retail Operations:

Pretax earnings for retail operations were as follows (amounts in thousands):

                                 Three months              Nine months
                               ended September 30,      ended September 30,
                              1994        1993        1994         1993
                              ______      _____       ____         _____
Revenues:
Interest and
   net origination fees       $ 3,955     $ 7,713     $15,138      $20,169
Gains on sales of mortgages
   and servicing rights        10,750       5,230      33,130       17,979
Loan servicing                  8,653      11,424      28,331       32,467
Title/escrow                    1,304         940       3,281        2,421
                               ______      ______      ______       ______
 Total retail revenues         24,662      25,307      79,880       73,036
Expenses                       17,347      21,372      59,343       59,027
                               ______      ______      ______       ______
Pretax earnings               $ 7,315     $ 3,935     $20,537      $14,009
                              =======     =======     =======      =======

Interest and net origination fees have decreased as a result of the industry-wide decline in mortgage origination activity which has resulted from the current higher interest rate environment. It is expected that this trend will continue. Loan servicing revenues have declined as the Company has reduced its loan servicing portfolio. Ryland's loan origination activity experienced a 47 percent decline during the third quarter of 1994 and is down 30 percent year-to-date. The Company is continuing to reduce staffing levels in response to the continued lower origination volumes. Higher gains on the sales of mortgages and servicing rights in the current year were primarily the result of selling a greater amount of mortgage servicing rights.

Mortgage origination activities were as follows:

                                        Three months         Nine months
                                     ended September 30,   ended September 30,
                                      1994         1993      1994         1993
                                     -----        -----    ------      ------
Dollar volume of mortgages
  originated (in millions)           $  467       $  903    $1,667     $ 2,419
Number of mortgages originated        3,795        7,179    13,374      19,040

Percentage Ryland Homes settlements     33%          20%       26%         21%
Percentage other settlements            67%          80%       74%         79%
                                       ----        -----      ----       -----
  Total settlements                    100%         100%      100%        100%


The Company earns interest on mortgages held for sale and pays interest on borrowings secured by the mortgages. Significant data from these operations were as follows:

                                     Three months            Nine months
                                  ended September 30,      ended September 30,
                                   1994         1993        1994         1993
                                  -----         ----       -----        -----
Interest spread (in thousands)    $1,905       $2,829      $7,380       $8,957
Average balance of mortgages
  held for sale (in millions)     $  221       $  396      $  315       $  389
Interest spread rate                3.4%         2.8%        3.1%         3.1%

Interest spread for the three and nine months ended September 30, 1994 decreased as compared to the same periods in 1993 primarily due to the lower average balance of mortgages held for sale.


The loan servicing portfolio balances were as follows at September 30, (in billions):

                                                        1994         1993
                                                        ----         ----
Originated                                              $2.9         $4.1
Acquired                                                 4.1          5.0
Subserviced for others                                    .4           .6
                                                        ----         ----
  Total portfolio                                       $7.4         $9.7
                                                        ====         ====

The decrease in the portfolio balance is primarily attributable to the decline in origination volume combined with higher sales of servicing rights in the current year. At September 30, 1994 the subserviced-for-others category includes servicing related to the bulk sale in the third quarter, which the Company is subservicing for an interim period.

Institutional Operations:

The institutional operations encompass securities issuance and securities administration services. Pretax earnings for the three months ended September 30, 1994 decreased 27.8 percent, as compared to the same period in 1993 primarily due to lower revenues as a result of fewer security issuances. Year-to-date pretax earnings decreased 10.5 percent due to an increase in expenses.

                                    Three months              Nine months
                                 ended September 30,      ended September 30,
                                   1994        1993        1994         1993
                                 ------       -----       -----        -----
Revenues                          $ 5,857     $ 6,748     $17,617      $17,631
Expenses                            3,253       3,139      10,094        9,230
                                  -------     -------     -------      ------
Pretax earnings                   $ 2,604     $ 3,609     $ 7,523      $ 8,401
                                  =======     =======     =======      =======


Significant data on the securities administration portfolio as of September 30, were as follows:


                                                        1994         1993
                                                       -----         ----
Total securities administration
  portfolio (in billions)                              $46.3        $57.7

Number of series in the
 administration portfolio                                549          518


Potential Sale of Institutional Financial Services:

On October 17, 1994, the Company announced that it is exploring the sale of the institutional financial services business as part of the Company's continued focus on its core homebuilding and related mortgage businesses.

Investment Operations:

The Company's investment operations hold certain assets, primarily mortgage-backed securities, which were obtained as a result of the redemption of mortgage-backed bonds issued by the Company's limited-purpose subsidiaries.

Pretax earnings for the three months ended September 30, 1994 increased substantially as compared to the same period in 1993 as the result of a gain on the sale of mortgage-backed securities. Year-to-date pretax earnings have decreased substantially as compared to the same period in 1993. The decline is primarily attributable to the $5.3 million gain in 1993 resulting from the sale of the Company's remaining interest in a real estate investment trust and is a non-recurring item. The Company also realized higher net revenues from the sale of mortgage-backed securities in 1993.

Pretax earnings were comprised of the following:

                                        Three months          Nine months
                                     ended September 30,   ended September 30,
                                       1994      1993        1994       1993
                                     ------     -----       -----      -----
Sale of interest in real estate      $    0     $     0    $     0    $ 5,322
 investment trust
Sale of mortgage-backed securities    2,349        (761)     2,349      5,635
Interest spread and other             1,866       3,031      7,933      9,593
                                     ------     -------    -------    -------
Pretax earnings                      $4,215     $ 2,270    $10,282    $20,550
                                     ======     =======    =======    =======

The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The decrease in the interest spread rate in the third quarter of 1994 as compared to 1993, is due to an increase in borrowing rates. The slight increase in the interest spread rate between the year-to-date periods is due to a higher yield earned on the mortgage-backed securities, partially as a result of the adoption of FAS 115 as of January 1, 1994. Prior to FAS 115, unearned income (discount points) was deferred and recognized upon the sale of the related investment security. Under FAS 115, this unearned income is amortized into income as an adjustment to the interest yield over the remaining term of the investment security.

Significant data from the investment operations were as follows:

                                    Three months            Nine months
                                 ended September 30,      ended September 30,
                                  1994         1993        1994         1993
                                 -----        -----       -----       ------
Interest spread earned
  (in thousands)                 $2,740       $3,377      $10,919     $10,030
Average balance outstanding
  at September 30 (in millions)  $  196       $  196      $   216      $  210
Interest spread rate               5.5%         6.9%         6.8%        6.4%




FINANCIAL CONDITION AND LIQUIDITY

The Company generally provides for the cash requirements of the homebuilding segment and financial services segment from internally generated funds and outside borrowings. The Company believes that its sources of cash are sufficient to finance its expected requirements.

Housing inventories increased to $576.3 million as of September 30, 1994, from $489.5 million as of December 31, 1993, due to normal seasonal increases in homes under construction, increased sales of homes, and expansion into new and existing markets.

The Company primarily uses its unsecured revolving credit agreement to finance its homes under construction. This agreement, which was renewed in July 1993, permitted the Company to borrow up to $215 million for a three-year period.
In September 1994, the Company obtained additional credit commitments which increased the total revolving credit facility commitments to $250 million. As of September 30, 1994, the Company had borrowed $143.5 million under this agreement, compared with $90 million as of December 31, 1993. The increase is attributable to the aforementioned increases in homebuilding inventories.

The financial services segment uses cash generated from operations and borrowing arrangements to finance operations. Borrowing arrangements include a $400 million combined mortgage warehouse and working capital funding agreement, repurchase agreement facilities aggregating $800 million and a secured $35 million credit agreement to be used for the short-term financing of optional bond redemptions. At September 30, 1994 and December 31, 1993, the combined borrowings under the mortgage warehouse funding agreement, the repurchase agreements, and the revolving credit agreement were $407.2 million and $716.9 million, respectively. As of September 30, 1994 and December 31, 1993, the balance of mortgage loans and mortgage-backed securities, net, were $434.4 million and $728.1 million, respectively.

PART II.  OTHER INFORMATION
                                                                 Page Number
                                                                 -----------

Item 6.   Exhibits and Reports on Form 8-K

 A. Exhibits


      11  Statement Re computation of per share
           earnings                                                     20

      27  Financial Data Schedule                                       21

  B. Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 1994.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              Registrant



November 10, 1994          By:  /s/ Alan P. Hoblitzell, Jr.
Date                            -------------------------------
                               Alan P. Hoblitzell, Jr.,
                               Director, Executive Vice President
                               and Chief Financial Officer
                               (Principal Financial Officer)





November 10, 1994          By:  /s/ Stephen B. Cook
Date                            ------------------------------
                               Stephen B. Cook,
                               Vice President and Corporate Controller
                               (Principal Accounting Officer)

INDEX OF EXHIBITS

A. Exhibits                                                       Page of
                                                                 Sequentially
                                                                Numbered Pages
                                                                -------------
      11     Statement Re computation per
              share earnings                                            20

      27     Financial Data Schedule                                    21

EXHIBIT 11  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS:

                                 Three months ended      Nine months ended
                                    September 30,           September 30,
                                   1994        1993        1994       1993
                              ----------- ----------- ----------- ----------
Primary:
Net earnings (loss) before
  cumulative effect of a change
  in accounting principle      $    8,389  $  (22,556) $   20,126  $  (10,263)
Cumulative effect of a change in
  accounting principle                                      2,076
                               ----------- ----------- ----------- -----------
Net earnings (loss)            $    8,389  $  (22,556) $   22,202  $  (10,263)
  Adjustment for dividends on
    convertible preferred shares     (603)       (642)     (1,848)     (1,952)
                               ----------- ----------- ----------- -----------
  Adjusted net earnings (loss) $    7,786  $  (23,198) $   20,354  $  (12,215)
                               =========== =========== =========== ===========

Weighted average common shares
    outstanding                15,416,704  15,309,541  15,386,683  15,332,243

Common stock equivalents:(1)
  Stock options                    19,316           0      61,969           0
  Employee incentive plans        117,931           0     123,308           0
  Restricted stock                      0           0           0           0
                               ----------- ----------- ----------- -----------
    Total                      15,553,951  15,309,541  15,571,960  15,332,243
                              ============ =========== =========== ===========
Primary earnings (loss) per common
  share before cumulative effect of a
  change in accounting principle $   0.50  $    (1.52) $     1.18  $    (0.80)
Cumulative effect of a change
  in accounting principle                  $           $     0.13  $
                               ----------- ----------- ----------- -----------
Primary earnings (loss)
  per common share               $   0.50  $    (1.52) $     1.31  $    (0.80)
                               =========== =========== =========== ===========

Fully-Diluted:
Net earnings (loss) before
  cumulative effect of a change
  in accounting principle           8,389     (22,556)     20,126     (10,263)
Cumulative effect of a change in
  accounting principle                                      2,076
                               ----------- ----------- ----------- -----------
Net earnings (loss)            $    8,389  $  (22,556) $   22,202  $  (10,263)
  Adjustment for incremental
    expense from conversion of
    convertible preferred shares(1)  (266)                   (815)
  Adjustment for dividends on
    convertible preferred shares                 (642)                 (1,952)
                                ---------- ----------- ----------- -----------
  Adjusted net earnings (loss) $    8,123  $  (23,198) $   21,387  $  (12,215)
                               =========== =========== =========== ===========

Weighted average common shares
    outstanding                15,416,704  15,309,541  15,386,683  15,332,243



Common stock equivalents:(1)
  Stock options                    19,316           0      61,969           0
  Employee incentive plans        117,931           0     123,308           0
  Restricted stock                      0           0           0           0
  Convertible preferred stock   1,103,318           0   1,125,650           0
                               ----------- ----------- ----------- -----------
    Total                      16,657,269  15,309,541  16,697,610  15,332,243
                              ============ =========== =========== ===========

Fully diluted earnings (loss) per common
  share before cumulative effect of a
  change in accounting principle $   0.49  $    (1.52) $     1.16  $    (0.80)
Cumulative effect of a change
  in accounting principle                  $           $     0.12  $
                               ----------- ----------- ----------- -----------
Fully diluted earnings (loss)
  per common share               $   0.49  $    (1.52) $     1.28  $    (0.80)
                               =========== =========== =========== ===========

(1) For the three and nine months ended September 30, 1993, no adjustment has been made for incremental dividends on convertible preferred shares or common stock equivalents as these adjustments would be anti-dilutive.