Form 10-K
RYLAND GROUP INC
filed 1995-03-30
CIK 85974

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K


 X Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

     For the fiscal year ended December 31, 1994

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

Registrant's telephone number, including area code: (410) 715-7000

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

                   Yes       X       No
                        ----------        ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.       X
                                                                ----------

The aggregate market value of the Common Stock of The Ryland Group, Inc. held by non-affiliates of the registrant (15,323,130 shares) as of March 10, 1995 was $220,269,994. The number of shares of common stock of The Ryland Group, Inc., outstanding on March 10, 1995 was 15,503,602.

                     DOCUMENTS INCORPORATED BY REFERENCE


NAME OF DOCUMENT                                            LOCATION IN REPORT
----------------                                            ------------------

Proxy Statement for 1995 Annual Meeting of Stockholders         Parts I, III

Annual Report to Shareholders for the year ended
  December 31, 1994                                             Parts II, IV

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

Form 8-K filed August 6, 1992                                   Part IV

Form 10-K for the year ended December 31, 1990                  Part IV

Form 10-Q for the quarter ended June 30, 1992                   Part IV

Registration Statement on Form S-3, Registration 33-48071       Part IV

Form 8-K filed October 28, 1993                                 Part IV

                               THE RYLAND GROUP, INC.
                                      FORM 10-K


                                       INDEX


                                                                         Page
PART I.                                                                 Number
                                                                        ------
  Item 1.       Business                                                   4
  Item 2.       Properties                                                10
  Item 3.       Legal Proceedings                                         10
  Item 4.       Submission of Matters to a Vote of Security Holders       10


PART II.

  Item 5.       Market for the Company's Common Stock and Related
                Stockholder Matters                                       13
  Item 6.       Selected Financial Data                                   13
  Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       13
  Item 8.       Financial Statements and Supplementary Data               13
  Item 9.       Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure                    13


PART III.

  Item 10.      Directors and Executive Officers of the Registrant        14
  Item 11.      Executive Compensation                                    14
  Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                            14
  Item 13.      Certain Relationships and Related Transactions            14


PART IV.

  Item 14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                               15


SIGNATURES                                                                20

INDEX OF EXHIBITS                                                         21

                                    PART I



Item 1.       BUSINESS.

The Ryland Group, Inc. (the "company") is a leading national homebuilder and a mortgage-related financial services firm. Established in 1967, the company builds homes and provides mortgage services in 51 markets in 18 states. The company was the third largest single-family on-site homebuilder in the United States in 1994 based upon homes delivered. The company's homebuilding segment specializes in the sale and construction of single-family attached and detached housing and condominiums. The financial services segment provides mortgage-related products and services for retail and institutional customers and conducts investment activities. The company facilitates the issuance of mortgage-backed securities and mortgage-participation securities through its limited-purpose subsidiaries.


HOMEBUILDING

MARKETS The homebuilding segment builds and sells homes that are constructed on-site in six regions which comprise the following areas at December 31, 1994:

       Region              Major Markets Served
       ------              --------------------

       Mid-Atlantic        Baltimore, Delaware Valley, Philadelphia,
                              Washington, D.C.
       Midwest             Chicago, Cincinnati, Columbus, Indianapolis
       Southeast           Atlanta, Charlotte, Columbia, Greenville, Orlando
       Southwest           Austin, Dallas, Houston, San Antonio
       West                Denver, Phoenix, Salt Lake City
       California          Los Angeles, Sacramento, San Diego

The homebuilding segment sells under the name of Larchmont Homes in Northern California, Brock Homes in Southern California, Scott Felder Homes in certain Texas markets and Ryland Homes in all other areas.

The company's operations in each of its homebuilding markets may differ based on a number of market-specific factors. These factors include regional economic conditions and job growth, land availability and the local land development process, consumer tastes, competition from other builders of new homes and home resale activity. The company considers each of these factors when entering into new markets or determining the extent of its operations in existing markets. During 1994, the company expanded its geographic presence by entering the markets of Greenville and Columbia, South Carolina; and Salt
Lake City, Utah.   The company also completed its first full year of operation in Chicago, and in Austin and San Antonio, Texas, two markets that were entered through the acquisition of Scott Felder Homes. The company exited the Charleston, South Carolina market during 1994.

The company offers a range of different home styles in each of its geographic regions which are tailored to the styles and consumer tastes of the particular region. The company's homes vary in size and price range, but are generally marketed to customers purchasing their first home or their first move-up home. The company's average settlement price was $160,000 in 1994.


LAND PURCHASES In the ordinary course of its homebuilding business, the company acquires land for use in the sale and construction of homes. The company purchases land in various stages of development; however, the company generally does not purchase unentitled or unzoned land. The acquisition of land may be under agreements to purchase or through the exercise of options to purchase, depending on which vehicle is deemed most advantageous given the company's profit objectives and capital constraints as well as local market conditions. The land acquisition process is controlled through a formal land approval policy to help ensure that transactions will meet the company's standards for financial performance and risk. As of December 31, 1994, the company had deposits and letters of credit outstanding of $24.5 million for options and commitments to purchase land. These options and commitments expire at various dates through 2001.


MATERIALS COSTS Substantially all materials used in the construction of homes are available from a number of sources, but may fluctuate in price due to various factors. To increase purchasing efficiencies, the company uses standardized building materials and products in its homes. In addition, the company operates plants in Maryland, North Carolina, and Texas that produce and ship rough lumber packages and trim materials to building sites in many of its markets in the Mid-Atlantic, Southwest, and Southeast regions. Subsequent to year end the company sold its plant in Ohio, which supplies materials to the Midwest region and was in operation for the full year.


SUPPLIERS AND SUBCONTRACTORS Substantially all on-site construction work is performed by subcontractors monitored by the company's production supervisors. The company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

MARKETING Homes are sold by employees and independent real estate brokers. The company reports a sale when a customer's sales contract is approved, and records revenue from a sale upon settlement. The company normally commences construction of homes when a customer has selected a lot and floor plan and has received preliminary mortgage approval. However, construction of homes may begin prior to a sale to satisfy market demand for completed homes and to facilitate construction scheduling.


FINANCIAL SERVICES

Through its financial services segment, the company provides various mortgage-related products and services for retail and institutional customers and conducts investment activities.


RETAIL OPERATIONS

The retail operations provide loan origination, loan servicing and title and escrow services for retail customers.


LOAN ORIGINATION The company's mortgage origination operations have retail and wholesale loan offices which together process the company's builder, spot, and wholesale loans. Builder loans are loans that the company originates in connection with sales by its homebuilding segment. Spot loans are mortgage loans that are originated primarily by loan officers through contacts with realtors and homeowners and are not related to the financing of homes built by the company. Wholesale loans are originated by outside brokers but underwritten and closed by the company. The wholesale offices work with a network of loan brokers and lenders to source loans.

For the twelve months ended December 31, 1994, the company originated 16,740 mortgage loans totaling $2.1 billion, of which 72 percent were for buyers of homes other than those built by the company or for those seeking refinancing of existing mortgage loans.

The company arranges various types of mortgage financing including conventional, Federal Housing Administration and Veterans Administration mortgages with various fixed- and adjustable-rate features. The company's mortgage operations are approved by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association. The mortgage origination operation has loan production offices in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Utah, and Virginia.


LOAN SERVICING The company services loans that it originates as well as loans originated by others. As of December 31, 1994, the company's loan servicing portfolio was $6.9 billion. The company services loans originated in all 50 states, with the highest concentrations in Alabama, Arizona, California, Florida, Georgia, Louisiana, Maryland, North Carolina, Texas, and Virginia.


TITLE AND ESCROW SERVICES The company entered the title business in 1989 through the formation of Cornerstone Title Company for the purpose of providing title services to the company's customers. As of December 31, 1994 Cornerstone had two offices in Maryland and one office each in Florida, Indiana, and Delaware. The company also operates an escrow company in California that performs escrow and loan closing functions primarily on homes built by the company.


INSTITUTIONAL OPERATIONS

Institutional financial services provide securities issuance and securities administration services to institutional customers. The company began issuing and administering securities in 1982 through wholly-owned subsidiaries. These services expanded to include builder and multi-builder bonds, multi-class CMO and REMIC structures and pass-through securities.


SECURITIES ISSUANCE In 1982, the company began to provide access to capital markets for itself and other homebuilders, mortgage bankers and thrifts to support loan production. Through various limited-purpose subsidiaries and shelf registration statements, the company has the ability to issue securities in either debt or pass-through form. The company's expertise includes structures utilizing subordination, mezzanine classes, pool insurance, modified pool insurance, reserve funds, limited guarantees and full guarantees from third-party bond guarantors as well as various combinations of these features. Eligible collateral includes single-family and multi-family mortgage loans, manufactured housing contracts, agency certificates and private label mortgage securities.


SECURITIES ADMINISTRATION The securities administration business includes trustee monitoring and reporting, financial and compliance reporting, tax administration and master servicing. At December 31, 1994, the company provided administration services for over 50 different issuers. The portfolio at December 31, 1994 was comprised of 550 series with an outstanding balance of $44.1 billion and an original issuance amount of $119 billion.

In October 1994, the company announced that it is exploring the sale of the institutional operations business as part of the company's continued focus on its core homebuilding and related mortgage businesses. If the sale is consummated, the company expects to realize a gain on the transaction. The company's future earnings, however, would no longer benefit from the results of these operations.

INVESTMENT OPERATIONS

The company's investment operations hold certain assets, primarily mortgage-backed securities, which were obtained as a result of the early redemption of various mortgage-backed bonds previously issued by the limited-purpose subsidiaries of the company. The company earns an interest spread on the portfolio equal to the difference between the interest rate on the mortgage-backed securities and the related borrowing rate. The company may periodically realize gains from the sale of mortgage-backed securities from the portfolio.


LIMITED-PURPOSE SUBSIDIARIES

The company's limited-purpose subsidiaries facilitate the financing of mortgage loans and securities through the issuance of mortgage-backed bonds. These bond series represent obligations solely of the limited-purpose subsidiaries and are not guaranteed or insured by The Ryland Group, Inc.
Under the provisions of applicable trust indentures, the bonds are fully collateralized by mortgage loans, mortgage-backed securities, notes receivable and certain funds held by trustees.

The company's limited-purpose subsidiaries were established to provide conduits for the issuance and sale of mortgage-backed securities and mortgage participation certificates in the secondary market. Although the limited-purpose subsidiaries may continue to issue securities on behalf of others, due to changes in the tax laws, the company has not retained any residual interests in new securities since 1991. As a result, issuances of the limited-purpose subsidiaries since 1991 are not reflected in the company's financial statements.


ECONOMIC CONDITIONS

The company's business is affected by general economic conditions in the United States and by the level of interest rates and the level of consumer confidence. Higher interest rates may effect the ability of buyers to qualify for mortgage financing and decrease demand for new homes. As a result, the company's home sales and mortgage originations generally will be negatively
impacted by rising interest rates.   In addition, the company's business is
affected by local economic conditions, such as unemployment rates and housing demand in the markets in which it builds homes.

Movements in interest rates may also affect the company's mortgage-backed security issuance activity, and the market value of the company's investment portfolio. Prepayments, which are higher in a falling interest rate environment, reduce the value of loan servicing rights and securities administration rights in the company's servicing portfolios.

COMPETITION

The homebuilding segment competes with other homebuilders in its markets. Competition ranges from local builders who may build only a few homes each year to other large national homebuilding companies. In addition, the company competes with other housing alternatives including existing homes and rental housing. Principal competitive factors in homebuilding are home price, design, quality, reputation, relationship with developers, availability and location of lots and availability of customer financing.

The financial services segment competes with other mortgage bankers to arrange financing for home buying and refinancing customers. Principal competitive factors include interest rates and various other features of mortgage loan products available to the consumer. The loan servicing operations of the financial services segment competes with other loan servicers for loan servicing rights. This segment also competes in the securities markets with investment bankers, issuers and servicers for the business of issuing, administering and managing mortgage-backed bonds and other securities.


REGULATORY AND ENVIRONMENTAL MATTERS

The homebuilding segment is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. The homebuilding segment may also be subject to periodic delays in homebuilding projects due to building moratoria in any of the states in which it operates. Generally, such moratoria relate to insufficient water or sewage facilities, or inadequate roads or local services.

The company is also subject to various local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The homebuilding segment is also subject to a variety of environmental conditions that can affect its business and its homebuilding projects. Environmental laws and conditions may result in delays, may cause the company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive areas.

The company's financial services segment is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, and GNMA ("regulatory agencies") with respect to originating, processing, selling and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, the company is required annually to submit to FNMA, FHLMC, GNMA, FHA, and VA audited financial statements, and each regulatory entity has its own financial requirements.
The company's affairs are also subject to examination by FNMA, FHLMC, GNMA, FHA, and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.


EMPLOYEES

At December 31, 1994 the company employed 3,259 people. The company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.


ITEM 2.       PROPERTIES

The company leases office space for its corporate headquarters in Columbia, Maryland. In addition, the company leases office space in the various markets in which it operates. The company operates building component plants in Houston, Texas; New Windsor, Maryland; and Shelby, North Carolina.


ITEM 3.       LEGAL PROCEEDINGS

Contingent liabilities may arise from the obligations incurred in the ordinary course of business. The company is also party to various legal proceedings generally incidental to its businesses. Based on evaluation of the above matters and discussions with counsel, management believes that liabilities to the company arising from these matters will not have a material adverse effect on the of the company.


ITEM 4.       SUBMISSION TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.

SEPARATE ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

     Name           Age       Position (date elected to position)
------------------------------------------------------------------------------
R. Chad Dreier       47       Chairman of the Board (1994), President and
                              Chief Executive Officer (1993).

J. Sidney Davenport  53       Vice President of the Company(1984) and
                              Executive Vice President of Ryland Mortgage
                              Company (1993).  Senior Vice President of Ryland
                              Mortgage Company (1990 - 1992).  Senior
                              Operations Vice President (1981 - 1990).

Timothy R. Doyle     44       Senior Vice President of the Company (1991) and
                              President of Mid-Atlantic Region (1994).
                              President of Midwest Region (1991 -  1994).
                              Vice President-Operations of the Maryland
                              Region (1976 - 1991).

John M. Garrity      48       Senior Vice President of the Company (1994) and
                              President of Southeast Region (1994).

Robert J. Gaw        61       Executive Vice President of the Company and
                              President of Ryland Mortgage Company (1979).

David Lesser         39       Executive Vice President, General Counsel,
                              Secretary (1995).

Michael D. Mangan    38       Executive Vice President, Chief Financial
                              Officer (1994).

John D. Napolitan    50       Senior Vice President of the Company (1984) and
                              President of West Region (1991).  Senior Vice
                              President, Ryland Homes (1988 - 1991).

Robert M. Paul       52       Senior Vice President (1995). Vice President
                              (1987 - 1995).

William R. Rollo     36       Senior Vice President of the Company (1994) and
                              President of Southwest Region (1994).

Frank J. Scardina    46       Senior Vice President of the Company (1994) and
                              President of California Region (1994).  Vice
                              President, Ryland Homes (1993 - 1994).

Kipling W. Scott     40       Senior Vice President of the Company (1994) and
                              President of Midwest Region (1994). Midwest
                              Region Director of Land Resources & Planning
                              (1993 - 1994).


All officers are elected by the board of directors.

There are no family relationships, arrangements or understandings pursuant to which any of the officers listed were elected. For a description of employment and severance arrangements with certain executive officers of the company, see page 12 of the Proxy Statement for the 1995 Annual Meeting of Stockholders.

BUSINESS EXPERIENCE

All of the executive officers listed above have served in various capacities with The Ryland Group, Inc. over the past five years, with the exception of Messrs. R. Chad Dreier; Michael D. Mangan; David Lesser; John M. Garrity; William R. Rollo; Frank J. Scardina and Kipling W. Scott.

Prior to joining the company in 1993, Mr. Dreier was executive vice president and chief financial officer of Kaufman and Broad Home Corporation and chairman of Kaufman and Broad Mortgage Company. Prior to joining the company in 1994, Mr. Mangan was group chief financial officer of GMAC Mortgage Corporation. Prior to joining the company in 1995, Mr. Lesser was executive vice president and general counsel of Riggs National Corporation. Prior to joining the company in 1994, Mr. Garrity was division general manager of Arvida Homes. Prior to joining the company in 1994, Mr. Rollo was executive vice president of Scott Felder L.P. Prior to joining the company in 1993, Mr. Scardina was president of Birtcher Real Estate Ltd. Prior to joining the company in 1993, Mr. Scott was president of Development Management Services, Inc.

                                    PART II



ITEM 5.       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS.

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices and Dividends" appearing on page 48 of the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 6.       SELECTED FINANCIAL DATA.

The information required by this item is incorporated by reference from the section entitled "Selected Financial Data" appearing on pages 20 and 21 of the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 22 through 28 of the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated by reference from the information appearing on pages 29 through 45 and from the section entitled "Quarterly Financial Data" appearing on page 47 of the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal years ended December 31, 1994 and 1993, there have been no disagreements between the company and its accountants on any matter of accounting principle or financial statement disclosure.

                                    PART III



ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information as to the company's Directors is incorporated by reference from pages 3-4 and 6-7 of the company's Proxy Statement for its 1995 Annual Meeting of Stockholders. Information as to the company's executive officers is shown under Part I as a separate item.


ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from pages 7-13 of the company's Proxy Statement for its 1995 Annual Meeting of Stockholders.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference from pages 5 and 6 of the company's Proxy Statement for its 1995 Annual Meeting of Stockholders.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no transactions, business relationships, or indebtedness required to be reported by the company pursuant to this Item.

                                    PART IV



ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K.

(a)  1.       Financial Statements.

              The following consolidated financial statements of The Ryland Group, Inc. and Subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

              Consolidated Statements of Earnings - years ended December 31, 1994, 1993, and 1992.

              Consolidated Balance Sheets - December 31, 1994 and 1993.

              Consolidated Statements of Stockholders' Equity - years ended December 31, 1994, 1993 and 1992.

              Consolidated Statements of Cash Flows - years ended December 31, 1994, 1993 and 1992.

              Notes to Consolidated Financial Statements.


(a)  2.       Financial Statement Schedules. (Filed Herewith)     Page No.
                                                                  --------
              Schedule II - Valuation and Qualifying Accounts        19



              Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in the financial statements or notes thereto.

(a)  3.       Exhibits

    Exhibit No.
    -----------
      3.1     Charter of The Ryland Group, Inc., as amended.
              (Incorporated by reference from Form 10-K for the year ended December 31, 1989)

      3.2     By-Laws of The Ryland Group, Inc., as amended.
              (Filed Herewith)

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

      4.5     Indenture dated as of July 15, 1992 between The Ryland
              Group, Inc. and Security Trust Company, N.A., as Trustee. (Incorporated by reference from Form 8-K filed August 6, 1992)

      4.6 Senior Subordinated Notes dated as of July 23, 1992. (Incorporated by reference from Form 8-K filed August 6, 1992)

      4.7 Senior Subordinated Notes dated as of November 4, 1993. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 33-48071)

     10.1 Form of Senior Executive Severance Agreement between The Ryland Group, Inc., and certain of its executive officers.
              (Incorporated by reference from Form 10-K for the year ended December 31, 1989)

    Exhibit No.
    -----------
     10.2 Lease Agreement between Seventy Corporate Center Limited Partnership and The Ryland Group, Inc. dated April 17, 1990. (Incorporated by reference from Form 10-K for the year ended December 31, 1990)

     10.3 1992 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

     10.4 Employment Agreement dated as of September 30, 1993 between Alan P. Hoblitzell, Jr. and The Ryland Group, Inc. (Incorporated by reference from Form 10-K for the year ended December 31, 1993)

     10.5 1992 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended.
              (Incorporated by reference from Form 10-Q for the Quarter ended June 30, 1994)

     10.6 Credit Agreement dated as of July 29, 1993 between The Ryland Group, Inc. and certain banks.
              (Incorporated by reference from Form 10-K for the year ended December 31, 1993)

     10.7 Restated Loan Agreement dated as of May 28, 1993, between Ryland Mortgage Company, Associates Mortgage Funding Corporation, BankOne, Texas, N.A., and certain lenders. (Incorporated by reference from Form 10-K for the year ended December 31, 1993)

     10.8     Employment Agreement dated as of December 31, 1994 between
              R. Chad Dreier and The Ryland Group, Inc.
              (Filed Herewith)

     11.      Statement Re Computation of Per Share Earnings.
              (Filed Herewith)

     13.      Annual Report to Shareholders for the year ended
              December 31,1994.
              (Filed Herewith)

     21.      Subsidiaries of the Registrant.
              (Filed Herewith)

     23.      Consent of Ernst & Young LLP, Independent Auditors.
              (Filed Herewith)

     24.      Power of Attorney.
              (Filed Herewith)

     27.      Financial Data Schedule.
              (Filed Herewith)

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

     10.3 1992 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

     10.4 Employment Agreement dated as of September 30, 1993 between Alan P. Hoblitzell, Jr. and The Ryland Group, Inc. (Incorporated by reference from Form 10-K for the year ended December 31, 1993)

     10.5 1992 Non-Employee Director Equity Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the Quarter ended June 30, 1992)

     10.8     Employment Agreement dated as of December 31,1994 between
              R. Chad Dreier and The Ryland Group, Inc.
              (Filed Herewith)



(b)  Reports on Form 8-K filed in the fourth quarter of 1994:

     There were no reports on Form 8-K filed in the fourth quarter of 1994.

                            THE RYLAND GROUP, INC. AND SUBSIDIARIES
                         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (dollar amounts in thousands)


                 Balance at   Charged to   Charged
                 Beginning    Costs and    to Other   Deductions and   Balance at
Description      of Period    Expenses     Accounts   Transfers (1)    end of Period
------------------------------------------------------------------------------------

Valuation allowance:
Homebuilding inventory


  1994       $    53,333    $      0    $      0     $   (21,480)    $   31,853
  1993            20,422      43,000           0         (10,089)        53,333
  1992             3,650       3,191           0          13,581         20,422


Valuation allowance:
Investment and advances
to joint ventures

  1994       $     1,669    $    0      $      0     $       (96)    $    1,573
  1993             1,180     2,680             0          (2,191)         1,669
  1992            14,400       902             0         (14,122)         1,180


(1) Deductions for homebuilding inventory are generally the result of normal inventory turnover or land sales. In 1992, there was a transfer from investment in and advances to joint ventures to homebuilding inventory as the result of the acquisition of joint ventures which were previously unconsolidated.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



THE RYLAND GROUP, INC.


By:           /s/ Michael D. Mangan                    March 28, 1995
              ----------------------------
              Michael D. Mangan
              Executive Vice President and
              Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



PRINCIPAL EXECUTIVE OFFICER:


/s/ R. Chad Dreier                                     March 28, 1995
----------------------------
R. Chad Dreier
Chief Executive Officer



PRINCIPAL FINANCIAL OFFICER:


/s/ Michael D. Mangan                                  March 28, 1995
----------------------------
Michael D. Mangan
Chief Financial Officer



PRINCIPAL ACCOUNTING OFFICER:


/s/ Stephen B. Cook                                    March 28, 1995
---------------------------
Stephen B. Cook
Corporate Controller


The Board of Directors: Andre W. Brewster, James A. Flick, Jr.,
R. Chad Dreier, Robert J. Gaw, Leonard M. Harlan, L. C. Heist,
William L. Jews, William G. Kagler, John H. Mullin, III



By:           /s/ R. Chad Dreier                       March 28, 1995
              ----------------------------
              R. Chad Dreier
              For Himself and as Attorney-in-Fact

                                                                Page Of
                                                              Sequentially
                                                             Numbered Pages

                           INDEX OF EXHIBITS

      3.2     Amended By-Laws of The Ryland Group, Inc.            22-32

     10.8     Employment Agreement dated as of
              December 31, 1994 between R. Chad Dreier and
              The Ryland Group, Inc.                               33-46

     11       Statement Re Computation of Per Share Earnings       47

     13       Annual Report to Shareholders for the
              year ended December 31, 1994                         48-76

     21       Subsidiaries of the Registrant                       77

     23       Consent of Ernst & Young LLP, Independent Auditors   78

     24       Power of Attorney                                    79

     27       Financial Data Schedule                              80