Form 10-Q
period 1995-03-31
RYLAND GROUP INC
filed 1995-05-15
CIK 85974

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
                                 ---------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995
                              -----------------

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on May 4, 1995 was 15,540,705

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              March 31, 1995 (unaudited) and
              December 31, 1994                                     1-2

            Consolidated Statements of Earnings
              for the three months ended
              March 31, 1995 and 1994 (unaudited)                     3

            Consolidated Statements of Cash Flows
              for the three months ended March 31,
              1995 and 1994 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-7

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            8-15

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings	                                       16

  Item 6.   Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                           18

INDEX OF EXHIBITS                                                    19

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                               (amounts in thousands)

                                                 March 31,        December 31,
                                                    1995             1994
                                                ------------      ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    34,609       $    25,963
   Homebuilding inventories:
      Homes under construction                      391,384           399,046
      Land under development and improved lots      203,164           193,096
      Land held for development or resale             2,320             2,671
                                                ------------      ------------
      Total inventories                             596,868           594,813

   Investment in/advances to unconsolidated
      joint ventures                                 11,219            11,500
   Property, plant and equipment                     25,443            24,001
   Purchase price in excess of net assets acquired   22,349            22,607
   Other assets                                      57,953            54,188
                                                ------------      ------------
                                                    748,441           733,072
                                                ------------      ------------


FINANCIAL SERVICES:
   Cash and cash equivalents                            924               863
   Mortgage loans held for sale, net                180,845           214,772
   Mortgage-backed securities, net                  118,281           171,120
   Purchased servicing and administration
      rights, net                                    11,419            12,014
   Other assets                                      50,569            56,251
                                                ------------      ------------
                                                    362,038           455,020
                                                ------------      ------------


LIMITED-PURPOSE SUBSIDIARIES:
   Collateral for bonds payable, net                441,252           459,044
   Other assets                                       5,115             5,289
                                                ------------      ------------
                                                    446,367           464,333
                                                ------------      ------------


Net deferred taxes                                   30,454            27,822
Other assets                                         14,743            24,241
                                                ------------      ------------

    TOTAL ASSETS                                $ 1,602,043       $ 1,704,488
                                                ============      ============
See notes to consolidated financial statements.

                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                  March 31,       December 31,
                                                    1995              1994
                                                 ------------     ------------
                                                  (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities        $    72,349      $    95,551
   Long-term debt                                    456,143          408,744
                                                 ------------     ------------
                                                     528,492          504,295
                                                 ------------     ------------

FINANCIAL SERVICES:
   Accounts payable and other liabilities             30,457           21,040
   Short-term notes payable                          267,897          377,629
                                                 ------------     ------------
                                                     298,354          398,669
                                                 ------------     ------------

LIMITED-PURPOSE SUBSIDIARIES:
   Accounts payable and other liabilities             13,466           14,369
   Bonds payable, net *(1)                           429,835          446,752
                                                 ------------     ------------
                                                     443,301          461,121
                                                 ------------     ------------

Other liabilities                                     22,246           28,281
                                                 ------------     ------------

    TOTAL LIABILITIES                              1,292,393        1,392,366
                                                 ============     ============

STOCKHOLDERS'  EQUITY

   Convertible preferred stock, $1 par value
     Authorized - 1,400,000 shares
     Issued - 1,047,903 shares
             (1,072,903 for 1994)                      1,048            1,073
   Common stock, $1 par value
     Authorized - 78,600,000 shares
     Issued - 15,528,638 shares
             (15,475,242 for 1994)                    15,529           15,475
   Paid-in capital                                   115,643          115,863
   Retained earnings                                 191,529          193,635
   Net unrealized gain on
      mortgage-backed securities                         816            1,763
   Other                                             (14,915)         (15,687)
                                                   ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                       309,650          312,122
                                                 ------------     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,602,043      $ 1,704,488
                                                 ============     ============

See notes to consolidated financial statements.

(1) The 'bonds payable, net' shown in the financial statements represent obligations solely of the limited-purpose subsidiaries, which are secured by the assets of the limited-purpose subsidiaries.
  The bonds are not guaranteed or insured by The Ryland Group, Inc.
  or any of its subsidiaries.

                             The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                          (unaudited)
                           (amounts in thousands, except share data)

                                               Three months ended March 31,
                                                   1995           1994
                                                ---------       --------
REVENUES:
   Homebuilding:
      Residential revenues                      $  311,792     $  274,244
      Other revenues                                   517            770
                                                -----------    -----------
   Total homebuilding revenues                     312,309        275,014
   Financial services                               29,094         40,773
   Limited-purpose subsidiaries                     10,001         16,705
                                                -----------    -----------
   Total revenues                                  351,404        332,492

EXPENSES:
   Homebuilding:
      Cost of sales                                275,925        239,982
      Interest expense                               7,509          6,656
      Selling, general and administrative           33,369         29,049
                                                -----------    -----------
       Total homebuilding expenses                 316,803        275,687

   Financial services:
      Interest expense                               5,540          7,863
      General and administrative                    14,473         21,043
                                                -----------    -----------
       Total financial services expenses            20,013         28,906

   Limited-purpose subsidiaries:
      Interest expense                               9,965         15,583
      Other expenses                                    29          1,111
                                                -----------    -----------
       Total limited-purpose
          subsidiary expenses                        9,994         16,694

   Corporate expenses                                3,680          4,330
                                                 -----------    -----------
   Total expenses                                  350,490        325,617

Equity in earnings of
unconsolidated joint ventures                          207             50
                                                 -----------    -----------
Earnings before taxes and cumulative effect
  of a change in accounting principle                1,121          6,925

Tax expense                                            448          2,770
                                                 -----------    -----------
Net earnings before cumulative effect
  of a change in accounting principle                  673          4,155

Cumulative effect of a change in accounting
  principle (net of taxes of $1,384)                     0          2,076
                                                 -----------    -----------
NET EARNINGS                                     $     673      $   6,231
                                                 ===========    ===========

Preferred dividends                              $     579      $     629
Net earnings available for common shareholders   $      94      $   5,602


NET EARNINGS PER COMMON SHARE:
   Primary:
      Net earnings before cumulative effect
        of a change in accounting principle      $    0.01     $    0.23
      Cumulative effect of a change in
        accounting principle                          0.00          0.13
                                                 -----------    -----------
       Net earnings per common share             $    0.01     $    0.36
                                                 ===========    ===========
   Fully diluted:
      Net earnings before cumulative effect
        of a change in accounting principle     $     0.01     $     0.23
      Cumulative effect of a change in
        accounting principle                          0.00           0.13
                                                -----------    -----------
      Net earnings per common share             $     0.01     $     0.36
                                                ===========    ===========

DIVIDENDS PER COMMON SHARE                      $     0.15     $     0.15
DIVIDENDS PER PREFERRED SHARE                   $     0.55     $     0.55
                                                ===========    ===========

See notes to consolidated financial statements.

                   The Ryland Group, Inc. and subsidiaries
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (unaudited)
                          (amounts in thousands)

                                              Three months ended March 31,
                                                   1995              1994
                                                ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                  $     673        $   6,231
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization                   6,103            4,395
     Net cumulative effect of a change
        in accounting principle                          0           (3,460)
     Gain on sale of mortgage-backed
          securities - available for sale           (3,072)               0
     Gain on sale of mortgage-backed
          securities - held-to-maturity                (52)               0
     Increase in inventories                        (2,055)         (19,698)
     Net change in other assets, payables
       and other liabilities                       (12,599)           3,065
     Equity in earnings of
       unconsolidated joint ventures                  (207)             (50)
     Investment in/advances to and distributions
       from unconsolidated joint ventures              380              714
     Decrease in mortgage loans held
       for sale, net                                33,927          219,183
                                                 ----------        --------
   Net cash provided by operating activities        23,098          210,380
                                                 ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to property, plant and equipment   (5,361)          (4,908)
   Principal reduction of mortgage collateral        5,090           16,314
   Principal reduction of mortgage-backed
	  securities - available for sale                   2,641            9,801
   Sales of mortgage-backed securities-
     available for sale                             43,660                0
   Principal reduction of mortgage-backed
     securities- held to maturity                   13,756           87,697
   Sales of mortgage-backed securities
     -held to maturity                                 678                0
   Decrease in funds held by trustee                 6,724           38,544
   Other investing activities, net                       0             (598)
                                                 ----------        ---------
   Net cash provided by investing activities        67,188          146,850
                                                 ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term notes payable           (109,732)        (164,386)
   Cash proceeds of long-term debt                  51,379           17,513
   Reduction of long-term debt                      (3,980)          (7,487)
   Bond principal payments                         (17,151)        (193,459)
   Common and preferred stock dividends             (2,904)          (2,989)
   Other financing activities, net                     809            3,959
                                                 ----------        ---------
   Net cash used for financing activities          (81,579)        (346,849)
                                                 ----------        ---------
Net increase in cash                                 8,707           10,381
Cash at beginning of year                           26,826           46,490
                                                 ----------        ---------
CASH AT END OF PERIOD                            $  35,533         $ 56,871
                                                 ==========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest (net of
        capitalized interest)                    $  22,771         $ 31,162
     Cash paid (refund received)
          for income taxes                       $  (7,140)        $  4,414
                                                 ==========        =========

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)



Note 1. Segment Information


                                               Three months ended March 31,
                                                    1995              1994
                                                ----------        ---------

Pretax earnings (loss):
     Homebuilding                                 $  (4,287)        $   (623)
     Financial services                               9,081           11,867
     Limited-purpose subsidiaries                         7               11
     Corporate expenses                              (3,680)          (4,330)
                                                  ----------        ---------
     Total                                        $   1,121         $  6,925
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

The consolidated balance sheet as of March 31, 1995, the consolidated statements of earnings for the three months ended March 31, 1995 and 1994, and the consolidated statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1994 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1995 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and related notes included in the Company's 1994 annual report to shareholders.

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

Primary net earnings per common share are computed by dividing net earnings, after considering preferred stock dividend requirements, by the weighted average number of common shares outstanding considering dilutive common equivalent shares. Common equivalent shares relating to stock options are computed using the treasury stock method.

Fully diluted net earnings per common share additionally gives effect to the assumed conversion of the preferred shares held by The Ryland Group, Inc. Retirement and Stock Ownership Plan Trust (RSOP Trust) into common stock, as well as the amount of the additional RSOP Trust contribution required to fund the difference between the RSOP Trust's earnings from preferred share dividends and the RSOP Trust's potential earnings from common share dividends after an assumed conversion. The effect of the RSOP Trust was not dilutive for the first quarter of 1995.

The Ryland Group, Inc. and subsidiaries

(unaudited)

Note 3.  Accounting Changes

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle.

The cumulative effect of adopting SFAS 115 as of January 1, 1994 increased net income by $2,076 (net of $1,384 in deferred income taxes), or $.13 per share. This cumulative effect adjustment related to unearned income of discount points on mortgage-backed securities, which can now be amortized into income during the period that the mortgage-backed securities are held. The January 1, 1994, balance of stockholders' equity was increased by $7,594 (net of $5,063 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available for sale, which were previously carried at the lower of amortized cost or market. At March 31, 1995, the balance of the net unrealized gain on securities classified as available for sale, which is reflected as a component of stockholders' equity, was $816. The decline in this balance since January 1, 1994, is due to a reduction in fair value caused by the rising interest rate environment and the sale of a portion of this portfolio.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED

In the first quarter of 1995, the Company reported consolidated net earnings of $0.7 million, or $.01 per share. This compares with consolidated net income of $6.2 million, or $.36 per share, for the same period in 1994, which included the cumulative impact of an accounting change of $2.1 million, or
$.13 per share.    Excluding the accounting change, consolidated net earnings for the first quarter of 1994 amounted to $4.2 million, or $.23 per share.

The Company's homebuilding segment recorded a pretax loss of $4.3 million for the first quarter of 1995, compared with a pretax loss of $.6 million for the same period last year. The decline reflects lower gross profit margins and higher selling expenses which more than offset the benefits of higher revenues from an increased volume of closings.

The Company's financial services segment reported pretax earnings for the first quarter of 1995 of $9.1 million, compared with $11.9 million for the same period of 1994. The Company's retail mortgage operations experienced a 50 percent decline in loan originations, reflecting the significant industry-wide decline in mortgage origination business since the Federal Reserve Board began raising interest rates last February. Lower gains from the sale of mortgages also contributed to the decline in retail mortgage operating results. The decline in retail earnings was partially offset by improved results from institutional operations and by higher earnings from investments, which included a $3.1 million gain from the sale of called collateral.

The limited-purpose subsidiaries reported pretax earnings of $7 thousand for the first quarter of 1995, compared with pretax earnings of $11 thousand for the same period of 1994 as the portfolio in which the Company has a residual interest continued to decline.

The Company's 1994 first quarter results include the cumulative impact of an accounting change to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The impact of this accounting rule change, which amounted to $2.1 million, or $.13 per share, relates to the financial services segment's investment portfolio. (See Note 3)

HOMEBUILDING

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands):

                                              Three months ended March 31,
                                                 1995            1994
                                               ---------      ---------
Revenues                                       $312,309       $275,014

Gross profit                                     36,384         35,032
Selling, general and
 administrative expenses                         33,369         29,049
Interest expense                                  7,509          6,656
Equity in earnings
  of unconsolidated joint ventures                  207             50
                                               ----------     ---------
Pretax loss                                    $ (4,287)          (623)
                                               ==========     =========

Operational Unit Data:
 (includes joint ventures)
Closings (units)                                  1,998          1,829
New orders (units)                                2,560          2,848
Outstanding contracts at
March 31,
  Units                                           3,115          3,738
  Dollar Value                                 $518,740       $612,465

Average Closing Price
 (excludes unconsolidated
 joint ventures)                               $157,000       $155,000


The Company's homebuilding segment reported a pretax loss of $4.3 million for the first quarter of 1995 compared with a pretax loss of $.6 million for the same period last year.

Revenues increased 13.5 percent in the first quarter of 1995 compared with 1994, due to a 9.2 percent increase in closings and a $2,000 increase in average closing price. The increased volume was attributable to growth in new markets as well as the Company's efforts to reduce its inventory of unsold homes under construction.

The gross margin for the first quarter of 1995 declined to 11.7 percent, compared with 12.7 percent for the first quarter of 1994 and was the principle reason for the earnings decline. Increased competitive pressures, the Company's ongoing efforts to sell older inventories in the California and Mid-Atlantic regions, and its focus on reducing its inventory of unsold homes under construction in the majority of the markets in which it conducts business, negatively impacted gross margins.

The build-out of inventory in California that was negatively impacted by the decline in economic and market conditions experienced in that region prior to 1994, continues to negatively impact gross profit margins. During the first quarter of 1995, the affected California inventories were reduced by the closing of 94 homes, as compared with 103 homes which were closed in the first quarter of 1994. At March 31, 1995, the remaining net book value of the affected California inventory was approximately $76 million and consisted of approximately 1,304 homebuilding lots and related improvements, of which 143 were sold but not closed. Gross profit margins for the remainder of 1995 and beyond will continue to be negatively impacted by the build-out and sales of homes on these lots.

Since the latter part of 1994, the Company has taken actions to close-out older communities in the Mid-Atlantic region. Closings on houses from these Mid-Atlantic communities negatively affected gross profit margins in the first quarter and will negatively impact the second quarter. By the end of the second quarter of 1995 the Company expects that substantially all of these houses will have been closed.

Total homebuilding sales for the first quarter of 1995 decreased 10.1 percent to 2,560 units as compared with the first quarter of 1994. Higher interest rates and economic uncertainty have impacted sales negatively in many markets. Specifically, new orders declined in the Mid-Atlantic, Southwest, West and California regions. As a result of the 10.1 percent decrease in sales combined with the 9.2 percent increase in closings in the first quarter of 1995 versus the same period of 1994, outstanding contracts at March 31, 1995 decreased 16.7 percent from March 31, 1994. Outstanding contracts represent the Company's backlog of new homes, which generally are built and closed, subject to cancellations, over the next two quarters. The $518.7 million value of outstanding contracts as of March 31, 1995 has increased 22.2 percent from December 31, 1994 but has decreased 15.3 percent from March 31, 1994. Further increases in interest rates in 1995 could negatively impact the new home sales market and the Company's homebuilding segment.

Selling, general and administrative expenses as a percent of revenues were
10.7 percent for the first quarter of 1995 compared with 10.6 percent for 1994's first quarter. Excluding selling expenses, general and administrative expenses, as a percentage of revenue, declined in 1995 primarily due to the higher revenue base. Selling expenses as a percentage of revenues increased in the first quarter of 1995 due to costs associated with expansion into new markets, the costs associated with implementation of the Company's new marketing and merchandising initiatives and costs related to the Company's efforts to reduce unsold inventories.

Interest expense for the first quarter of 1995 increased $.9 million compared with the same period of 1994 primarily due to an increase in homebuilding debt related to the financing of higher levels of inventories combined with higher interest rates charged on the Company's borrowings, which was partially offset by an increase in capitalized interest.

FINANCIAL SERVICES

The financial services segment reported pretax earnings of $9.1 million for the first quarter, compared with $11.9 million for the first quarter of 1994.

Pretax earnings by line of business were as follows (amounts in thousands):

                                                Three months ended March 31,
                                                       1995         1994
                                                     --------     --------
Retail                                                $ 1,143     $ 6,298
Institutional                                           3,584       2,309
Investments                                             4,354       3,260
                                                     ---------    --------
Total                                                 $ 9,081     $11,867
                                                     =========    ========

The decline in pretax earnings for the three months ended March 31, 1995, compared with the same period in 1994, was primarily related to retail operations, which reported a decrease of $5.2 million in pretax earnings. The decline in retail earnings was partially offset by improved results from institutional operations and by higher earnings from investments.

Revenues for the financial services segment decreased 29 percent for the first quarter of 1995 as compared to the first quarter of 1994, primarily due to a significant reduction in mortgage origination activity, lower revenue from mortgage servicing activities, and lower gains on sales of mortgages and servicing rights. Interest expense declined 30 percent as a result of the lower level of borrowings required to fund mortgage loan originations.
General and administrative expenses declined 31 percent as a result of cost reduction measures implemented in retail operations.

Retail Operations:

Retail operations include mortgage origination, loan servicing and title/escrow services for retail and wholesale customers.

Results for retail operations were as follows (amounts in thousands):

                                               Three months ended March 31,
                                                       1995         1994
                                                     --------     --------
Revenues:

Interest and net origination fees                    $  3,034     $  6,954
Gains on sales of mortgages and
    servicing rights                                    3,026        9,457
Loan servicing                                          8,693       11,253
Title/escrow                                            1,019          890
                                                     --------     --------
         Total retail revenues                         15,772       28,554
Expenses                                               14,629       22,256
                                                     --------     --------
Pretax earnings                                      $  1,143     $  6,298
                                                     ========     ========

Retail operations recorded a $5.2 million decrease in pretax earnings for the first quarter of 1995 as compared with the same period last year.

Interest and net origination fees have decreased reflecting the impact on the Company of the industry-wide decline in mortgage origination activity. The impact of the Company's 50 percent decline in loan origination activity, combined with a $6.4 million decrease in gains from the sale of mortgages and servicing rights, were the principle reasons for the earnings decline. Gains on the sale of mortgage loans were higher in the first quarter of 1994 due to more favorable market conditions. Loan servicing revenues declined in the first quarter of 1995 as a result of a reduction in the Company's loan servicing portfolio primarily due to 1994 sales of servicing rights. Expenses have decreased between periods primarily due to the actions the Company has taken to reduce operating expenses.


A summary of origination activities is as follows:

                                              Three months ended March 31,
                                                      1995          1994
                                                    --------       ------
Dollar volume of mortgages
  originated (in millions)                            $  328       $  675
Number of mortgages originated                         2,662        5,355

Percentage of total closings:
  Ryland Homes closings                                  40%          19%
  Other closings                                         60%          81%
                                                    --------       ------
  Total closings                                        100%         100%


The Company earns interest on mortgages held for sale and pays interest on borrowings secured by the mortgages. Significant data related to these activities are as follows:

                                               Three months ended March 31,
                                                      1995          1994
                                                    --------       ------
Net interest earned (in thousands)                    $1,160       $3,349
Average balance of mortgages
  held for sale (in millions)                           $155         $452
Net interest spread                                     3.0%         3.0%


Net interest earned decreased in the first quarter of 1995 compared to 1994 due to a lower average balance of mortgages held for sale.

The Company services loans that it originates as well as loans originated by others. Loan servicing portfolio balances were as follows at March 31, (in billions):

                                                      1995          1994
                                                    --------       ------
Originated                                              $2.7         $3.4
Acquired                                                 3.9          4.5
Subserviced                                               .1          1.2
                                                    --------       ------
  Total portfolio                                       $6.7         $9.1
                                                    ========       ======

The decrease in the portfolio balance as compared with March 31, 1994 was attributable to a decline in origination volume combined with increased sales of servicing rights and normal mortgage prepayment activity. The portfolio balance for subserviced loans was higher at March 31, 1994 due to loans that had been sold but were being temporarily subserviced for others.

Institutional Operations:

The institutional operations provide securities issuance and securities administration services to institutional customers. Within securities administration, the Company performs a number of functions including master servicing for a portion of the portfolio. Results for institutional operations were as follows (amounts in thousands):

                                               Three months ended March 31,
                                                      1995          1994
                                                    --------      -------
Revenues                                              $6,207       $5,700
Expenses                                               2,623        3,391
                                                    --------      -------
Pretax earnings                                       $3,584       $2,309
                                                    ========      =======

The increase in pretax earnings is due in part to higher revenues and improved margins per series.


Significant data for institutional operations are as follows at March 31:

                                                      1995          1994
                                                    --------       ------
Total securities administration
  portfolio (in billions)                              $42.8        $49.7

Number of series in the
 administration portfolio                                549          533


The decline in the portfolio balance since March 31, 1994 was primarily attributable to mortgage prepayment activity.

On April 11, 1995 the Company announced that it signed a definitive agreement to sell to Norwest Bank Minnesota the Company's mortgage securities administration business. Under the terms of the agreement, the purchase price will be $47 million in cash, subject to certain adjustments. The transaction is expected to close in the second or third quarter of 1995.

Investment Operations:

The Company's investment operations hold certain assets, primarily mortgage-backed securities, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings for the three months ended March 31, were as follows (amounts in thousands):

                                                      1995          1994
                                                    --------      -------
Sale of mortgage-backed securities                    $3,124       $    0
Net interest earned and other                          1,230        3,260
                                                    --------      -------
Pretax earnings                                       $4,354       $3,260
                                                    ========      =======

Pretax earnings for the first quarter of 1995 increased compared with the first quarter of 1994 due to the gains recognized from the sale of mortgage-backed securities which more than offset the decline in net interest earned.

Significant data from the investment operations are as follows:

                                               Three months ended March 31,
                                                      1995          1994
                                                    --------      -------
Net interest earned (in thousands)                    $1,493       $4,398
Average balance outstanding (in millions)               $153         $223
Net interest spread                                     3.9%         8.0%


The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The decrease in the net interest earned between periods is primarily due to an increase in borrowing rates combined with a decline in the average investment portfolio balance outstanding.

FINANCIAL CONDITION AND LIQUIDITY


The Company generally provides for the cash requirements for the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment borrowings include an unsecured revolving credit facility, senior notes, senior subordinated notes and land purchase notes.

The Company primarily uses its unsecured revolving credit facility to finance its homebuilding inventory. This facility, which was renewed in July 1993, allows the company to borrow up to $250 million for a three-year period. As of March 31, 1995, the Company had borrowed $175.0 million under this facility, compared with $127.5 million as of December 31, 1994. In addition, the Company had letters of credit outstanding under this facility totaling $4.2 million at March 31, 1995, compared with $7.4 million at December 31, 1994. To finance land purchases, the Company may use seller-financed, non-recourse secured notes payable. At March 31, 1995 and 1994, these notes payable outstanding amounted to $25.7 million and $25.6 million, respectively.


Housing inventories increased slightly to $596.9 million as of March 31, 1995, from $594.8 million as of the end of 1994. A higher investment in land under development and improved lots was partially offset by a decrease in homes under construction as the Company reduced its inventory of unsold homes.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. Borrowing arrangements as of March 31, 1995 included a $400 million mortgage warehouse funding agreement, which includes a working capital component, repurchase agreement facilities aggregating $800 million and a $35 million credit facility to be used for the short-term financing of optional bond redemptions. At March 31, 1995 and December 31, 1994, the combined borrowings outstanding under these agreements were $267.9 million and $377.6 million, respectively. The mortgage warehouse funding agreement, which expires in May 1995, is in the process of being renewed for a two-year term. Because of the decline in mortgage origination activity, the Company has decided to reduce the new agreement to $350 million which will include a $300 million mortgage warehouse funding facility combined with a $50 million working capital revolving credit facility.

Mortgage loans and mortgage-backed securities held by the limited-purpose subsidiaries are pledged as collateral for the issued bonds, the terms of which provide for the retirement of all bonds from the proceeds of the collateral. The source of cash for the segment's bond payments is cash received from the segment's mortgage loans receivable and mortgage-backed securities.

The Ryland Group, Inc. has not guaranteed the debt of the financial services segment or limited-purpose subsidiaries.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is party to various legal proceedings generally incidental to its businesses. Based on evaluation of the above matters and discussions with counsel, management believes that liabilities to the Company arising from these matters will not have a material adverse effect.

                                                                 Page Number
                                                                 -----------



Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits


     11  Statement Re computation of earnings
           per share (filed herewith)                                20

     27  Financial Data Schedule                                     21

  B. Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 1995.

                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              ----------------------
                              Registrant



May 12, 1995               By: /s/ Michael D. Mangan
- ----------------               ----------------------------------
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





May 12, 1995               By: /s/ Stephen B. Cook
- ----------------               --------------------------------
Date                            Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)

INDEX OF EXHIBITS

A. Exhibits                                                 Page of
                                                          Sequentially
                                                         Numbered Pages
                                                         --------------
   11  Statement Re computation of earnings
       per share (filed herewith)                              20

   27  Financial Data Schedule                                 21