Form 10-Q
period 1995-06-30
RYLAND GROUP INC
filed 1995-08-14
CIK 85974

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q
                                -----------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995
                               -------------
                             or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                to
                               --------------    --------------

                Commission File Number:  1-8029


                      THE RYLAND GROUP, INC.
    -------------------------------------------------------
    (Exact name of registrant as specified in its charter)

               Maryland                        52-0849948
    ---------------------------------      ------------------
    (State or other jurisdiction of        (I.R.S. Employer
    of incorporation or organization)      Identification No.)

    11000 Broken Land Parkway,  Columbia, Maryland   21044
    -----------------------------------------------------------
        (Address of principal executive offices)   (Zip Code)

                           (410) 715-7000
    -----------------------------------------------------------
        (Registrant's telephone number, including area code)

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on August 1, 1995 was 15,599,724

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              June 30, 1995 (unaudited) and
              December 31, 1994                                     1-2

            Consolidated Statements of Earnings
              for the three and six months ended
              June 30, 1995 and 1994 (unaudited)                      3

            Consolidated Statements of Cash Flows
              for the six months ended June 30,
              1995 and 1994 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-8

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            9-15

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings	                                       16

  Item 4.   Submission of Matters to a Vote of
               Security Holders                                      16

  Item 6.   Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                           18

INDEX OF EXHIBITS                                                    19

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                               (amounts in thousands)

                                                  June 30,        December 31,
                                                    1995              1994
                                                ----------        ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    30,195       $    25,963
   Homebuilding inventories:
      Homes under construction                      370,932           399,046
      Land under development and improved lots      201,578           193,096
      Land held for development or resale             2,320             2,671
                                                  ---------         ---------

      Total inventories                             574,830           594,813

   Investment in/advances to unconsolidated
      joint ventures                                 10,214            11,500
   Property, plant and equipment                     30,867            24,001
   Purchase price in excess of net assets acquired   22,091            22,607
   Other assets                                      65,130            61,362
                                                  ----------        ---------
                                                    733,327           740,246
                                                  ----------        ---------


FINANCIAL SERVICES:
   Cash and cash equivalents                          1,148               863
   Mortgage loans held for sale, net                269,236           214,772
   Mortgage-backed securities, net                  113,049           171,120
   Purchased servicing and administration
      rights, net                                     7,543            12,014
   Other assets                                      44,383            56,251
                                                  ----------        ---------
                                                    435,359           455,020
                                                  ----------        ---------


LIMITED-PURPOSE SUBSIDIARIES:
   Collateral for bonds payable, net                416,104           459,044
   Other assets                                       4,839             5,289
                                                  ----------        ---------
                                                    420,943           464,333
                                                  ----------        ---------

Net deferred taxes                                   30,373            27,822
Other assets                                          5,338            17,067
                                                  ----------        ---------

    TOTAL ASSETS                                $ 1,625,340       $ 1,704,488
                                                ============      ===========
See notes to consolidated financial statements.

                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                   June 30,       December 31,
                                                     1995             1994
                                                 ------------     ------------
                                                  (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities        $    77,931      $    95,551
   Long-term debt                                    371,376          408,744
                                                 ------------     -----------
                                                     449,307          504,295
                                                 ------------     -----------

FINANCIAL SERVICES:
   Accounts payable and other liabilities             37,999           21,040
   Short-term notes payable                          355,891          377,629
                                                 ------------     -----------
                                                     393,890          398,669
                                                 ------------     -----------

LIMITED-PURPOSE SUBSIDIARIES:
   Accounts payable and other liabilities             12,945           14,369
   Bonds payable, net (1)                            404,807          446,752
                                                 ------------     -----------
                                                     417,752          461,121
                                                 ------------     -----------

Other liabilities                                     36,913           28,281
                                                 ------------     -----------

    TOTAL LIABILITIES                              1,297,862        1,392,366
                                                 ============     ===========

STOCKHOLDERS'  EQUITY

   Convertible preferred stock, $1 par value
     Authorized - 1,400,000 shares
     Issued - 1,013,576 shares
             (1,072,903 for 1994)                      1,014            1,073
   Common stock, $1 par value
     Authorized - 78,600,000 shares
     Issued - 15,571,318 shares
             (15,475,242 for 1994)                    15,571           15,475
   Paid-in capital                                   116,374          115,863
   Retained earnings                                 208,529          193,635
   Net unrealized gain on
      mortgage-backed securities                         937            1,763
   Other                                             (14,947)         (15,687)
                                                 ------------     -----------
    TOTAL STOCKHOLDERS' EQUITY                       327,478          312,122
                                                 ============     ===========

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,625,340      $ 1,704,488
                                                 ============     ===========

See notes to consolidated financial statements.

(1) The 'bonds payable, net' shown in the financial statements represent obligations solely of the limited-purpose subsidiaries, which are secured by the assets of the limited-purpose subsidiaries.
  The bonds are not guaranteed or insured by The Ryland Group, Inc.
  or any of its other subsidiaries.

                             The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                          (unaudited)
                           (amounts in thousands, except share data)

                                    Three months             Six months
                                   ended June 30,           ended June 30,
                                  1995         1994        1995        1994
                                --------     --------   --------     -------
REVENUES:
   Homebuilding:
    Residential revenues        $  355,894  $  363,385  $  667,686  $  637,629
    Other revenues                     315         786         832       1,556
                                ----------- ----------  ----------   ---------
   Total homebuilding revenues     356,209     364,171     668,518     639,185
   Financial services               23,472      32,877      46,359      67,950
   Limited-purpose subsidiaries      9,547      13,601      19,548      30,306
                                ----------- -----------  ----------  ---------
       Total revenues              389,228     410,649     734,425     737,441

EXPENSES:
   Homebuilding:
      Cost of sales                316,111     317,269     592,036     557,251
      Interest expense               6,785       6,925      14,294      13,581
      Selling, general and
       administrative               37,959      35,328      71,328      64,377
                                 ----------  ----------  ----------  ---------
       Total                       360,855     359,522     677,658     635,209

   Financial services:
      Interest expense               5,627       6,594      11,167      14,457
      General and administrative    11,556      16,552      23,406      34,204
                                 ----------  ----------  ----------  ---------
       Total                        17,183      23,146      34,573      48,661

   Limited-purpose subsidiaries:
      Interest expense               9,524      12,975      19,489      28,558
      Other expenses                    21         564          50       1,675
                                 ----------  ----------  ----------  ---------
       Total                         9,545      13,539      19,539      30,233

   Corporate expenses                3,171       4,503       6,851       8,833
                                  ---------  ----------  ----------  ---------
   Total expenses                  390,754     400,710     738,621     722,936

Equity in (losses) earnings of
    unconsolidated joint ventures     (10)          87         197         137
                                 ----------  ----------  ----------  ---------
(Loss) earnings from continuing
  operations before taxes
  and cumulative effect
  of a change in
  accounting principle             (1,536)     10,026      (3,999)      14,642

Tax (benefit) expense                (614)      4,010      (1,600)       5,856
                                 ---------- ----------   ----------     ------
Net (loss) earnings from
  continuing operations
  before cumulative effect
  of a change in
  accounting principle               (922)      6,016      (2,399)       8,786

Discontinued Operations:
   Earnings from discontinued
   operations (net of taxes
   of $778 & $2,212 for 1995
   and $1,044 & $1,968 in 1994)     1,168       1,566       3,318        2,951
   Gain on sale of
    discontinued operations
    (net of taxes of $13,025)      19,538           0      19,538            0
                                ----------  ----------  ----------   ---------
Net earnings before cumulative
  effect of a change in
  accounting principle             19,784       7,582      20,457       11,737

Cumulative effect of a change
  in accounting principle
  (net of taxes of $1,384)              0           0           0        2,076
                               ----------- -----------  ----------   ---------
NET EARNINGS                   $   19,784  $    7,582   $  20,457     $ 13,813
                               =========== ===========  ==========   =========

Preferred dividends            $      560  $      616   $   1,139     $  1,245
Net earnings available for
      common shareholders      $   19,224  $    6,966   $  19,318     $ 12,568

NET EARNINGS PER COMMON SHARE:
  Primary:
    Net (loss) earnings from
    continuing operations
    before cumulative effect
    of a change in
    accounting principle       $   (0.09)  $     0.35   $  (0.22)     $   0.49
    Discontinued Operations         1.31         0.10       1.45          0.19
                                ---------- -----------  ----------     -------
    Net earnings before
      cumulative effect
      of a change in
      accounting principle          1.22         0.45       1.23          0.68
    Cumulative effect
       of a change in
       accounting principle         0.00         0.00       0.00          0.13
                              -----------  ----------- ----------      -------
     Net earnings
       per common share        $    1.22   $     0.45   $   1.23      $   0.81
                             ===========   =========== ==========      =======
 Fully diluted:
    Net (loss) earnings
      from continuing
      operations before
      cumulative effect
      of a change in
      accounting principle     $   (0.07)  $     0.35   $  (0.17)     $   0.48
    Discontinued Operations         1.23         0.09       1.36          0.18
                              -----------  ----------- ----------      -------
    Net earnings before
      cumulative effect
      of a change in
      accounting principle          1.16         0.44       1.19          0.66
    Cumulative effect
       of a change in
       accounting principle         0.00         0.00       0.00          0.13
                              -----------  ----------- ----------      -------
     Net earnings
       per common share        $    1.16   $     0.44   $   1.19      $   0.79
                              ===========  =========== ==========     ========

DIVIDENDS PER COMMON SHARE     $    0.15   $     0.15   $   0.30      $   0.30
DIVIDENDS PER PREFERRED SHARE  $    0.55   $     0.55   $   1.10      $   1.10
                              ===========  =========== ==========     ========

See notes to consolidated financial statements.

                        The Ryland Group, Inc. and subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited,amounts in thousands)

                                                    Six months ended June 30,
                                                      1995              1994
                                                   ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                     $ 20,457          $ 13,813
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization                    13,563             9,084
     Net cumulative effect of a change
       in accounting principle                             0           (3,460)
     Gain on sale of mortgage-backed
       securities - available-for-sale                (3,878)                0
     Gain on sale of discontinued operations         (32,563)                0
     Decrease (increase) in inventories               19,983          (68,819)
     Net change in other assets, payables
       and other liabilities                           9,981            60,305
     Equity in earnings / distributions
       from unconsolidated joint ventures              1,125             4,700
     (Increase) decrease in mortgage
       loans held for sale, net                      (54,678)          274,731
                                                   ----------        ---------
   Net cash (used for) provided by
       operating activities                          (26,010)          290,354
                                                   ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to property, plant and equipment    (14,661)         (10,363)
   Proceeds from sale of discontinued operations      47,000                 0
   Principal reduction of mortgage collateral          6,844            30,440
   Principal reduction of mortgage-backed
     securities - available-for-sale                   3,912            21,742
   Sales of mortgage-backed securities-
     available-for-sale                               56,982                 0
   Principal reduction of mortgage-backed
     securities- held-to-maturity                     30,554           137,698
   Decrease in funds held by trustee                   5,274            54,327
   Other investing activities, net                       678             (909)
                                                   ----------        ---------
   Net cash provided by investing activities         136,583           232,935
                                                   ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term notes payable              (21,738)        (266,919)
   Cash proceeds of long-term debt                     5,108            29,717
   Reduction of long-term debt                       (42,474)         (12,925)
   Bond principal payments                           (42,425)        (274,884)
   Common and preferred stock dividends               (5,808)          (5,915)
   Other financing activities, net                     1,281             5,879
                                                   ----------        ---------
   Net cash (used for) financing activities         (106,056)        (525,047)
                                                   ----------        ---------
Net increase (decrease) in cash                        4,517           (1,758)
Cash at beginning of year                             26,826            46,490
                                                   ----------        ---------
CASH AT END OF PERIOD                              $  31,343         $  44,732
                                                   ==========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest (net of
        capitalized interest)                      $  54,955         $  62,232
     Cash paid for income taxes (net of
        refund received in 1995)                   $   2,887         $  18,906
                                                   ==========        =========

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)


Note 1. Segment Information


                                               Three months ended June 30,
                                                   1995            1994
                                                  ------          ------
Pretax (loss) earnings from continuing operations:
     Homebuilding                               $  (4,656)       $  4,736
     Financial services (1)                         6,289           9,731
     Limited-purpose subsidiaries                       2              62
     Corporate expenses                            (3,171)         (4,503)
                                                ----------       ---------
     Total                                      $  (1,536)       $ 10,026
                                                ==========       =========

(1) Excludes pretax operating results of the institutional mortgage securities administration business for the three months ended June 30, 1995 and 1994 of $1,946 and $2,610, respectively These amounts are included in earnings from discontinued operations.


                                                Six months ended June 30,
                                                   1995           1994
                                                  ------         ------
Pretax (loss) earnings from continuing operations:
     Homebuilding                               $  (8,943)       $  4,113
     Financial services (2)                        11,786          19,289
     Limited-purpose subsidiaries                       9              73
     Corporate expenses                            (6,851)         (8,833)
                                                 ---------       ---------

     Total                                      $  (3,999)       $ 14,642
                                                ==========       =========

(2) Excludes pretax operating results of the institutional mortgage securities administration business for the six months ended June 30, 1995 and 1994 of $5,530 and $4,919, respectively. These amounts are included in earnings from discontinued operations.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (the "Company"). Intercompany transactions have been eliminated in consolidation. Certain investments in joint ventures are accounted for by the equity method.

The consolidated balance sheet as of June 30, 1995, the consolidated statements of earnings for the three and six months ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1994 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1995 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and related notes included in the Company's 1994 annual report to shareholders.

The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

Primary net earnings per common share is computed by dividing net earnings, after considering preferred stock dividend requirements, by the weighted average number of common shares outstanding considering dilutive common equivalent shares. Common equivalent shares relating to stock options are computed using the treasury stock method.

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

The cumulative effect of adopting SFAS 115 as of January 1, 1994 increased net income by $2,076 (net of $1,384 in deferred income taxes), or $.13 per share. This cumulative effect adjustment related to unearned income of discount points on mortgage-backed securities, which can now be amortized into income during the period that the mortgage-backed securities are held. The January 1, 1994 balance of stockholders' equity was increased by $7,594 (net of $5,063 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available for sale, which were previously carried at the lower of amortized cost or market. At June 30, 1995, the balance of the net unrealized gain on securities classified as available for sale, which is reflected as a component of stockholders' equity, was $937. The decline in this balance since January 1, 1994, is primarily due to a reduction in the portfolio balance resulting from sales of securities.

In May 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 (SFAS 122.), "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65." This Statement requires a mortgage banking enterprise to capitalize retained mortgage servicing rights on originated or purchased loans by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their relative fair values. Previously, only the cost of mortgage servicing rights acquired through a purchase transaction could be capitalized. The new statement also specifies new procedures for assessing impairment of capitalized mortgage servicing rights, whenever capitalized, and requires that impairment shall be recognized through a valuation allowance for individual portfolio stratifications based on the fair value of those rights. The Company adopted SFAS 122 effective April 1, 1995, which resulted in a favorable impact, net of the valuation allowance, of $.5 million in the second quarter. In accordance with SFAS 122, prior period financial statements have not been restated.

The book value of the capitalized mortgage servicing rights at June 30, 1995 was $8.5 million and the aggregate fair value totaled $11.0 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future net servicing income, which included estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates.

For purposes of measuring impairment, the following risk characteristics were used to stratify the post-implementation originated mortgage servicing rights: product type, investor type, and interest rates. Aggregate additions to the valuation allowance for the three months ended June 30, 1995 and the aggregate balance of the allowance at June 30, 1995 totaled $214.

Note 4.  Discontinued Operations

On June 30, 1995, pursuant to an Asset Purchase Agreement dated April 10, 1995 , the Company completed the sale of its mortgage securities administration business to Norwest Bank Minnesota, National Association (Norwest)for a purchase price of $47 million in cash, subject to certain post-closing adjustments, which the Company does not anticipate will have a material impact on the transaction as recorded. The Company's mortgage securities administration business included master servicing, securities administration, investor information services, and tax calculation and reporting. The current and prior period results for this business (formerly reported as institutional financial services) as well as the gain on the sale of the business have been reported as discontinued operations in the accompanying consolidated statements of earnings.

Revenues from operations of the discontinued business were $6.6 million and $13.7 million for the three and six months ended June 30, 1995, respectively, as compared with $8.7 million and $16.8 million for the same periods of 1994. Earnings from operations of the discontinued business were $1.2 million, or $.07 per share, and $3.3 million, or $.21 per share, (net of taxes of $778 thousand and $2.2 million, respectively) for the three and six months ended June 1995, respectively, as compared with $1.6 million, or $.10 per share, and $3.0 million, or $.19 per share, (net of taxes of $1.0 million and $2.0 million, respectively) for the same periods of 1994.

The Company reported a net gain from the sale of the mortgage securities administration business of $19.5 million, or $1.24 per share, in the second quarter of 1995. Proceeds from the sale were used to repay long-term debt of the homebuilding segment and short-term notes payable of the financial services segment. The gain reported reflects the proceeds from the sale less the book value of the net assets of the mortgage securities administration business, transaction costs, accrued expenses, other costs directly related to the transaction, and income taxes.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED

For the second quarter of 1995, the Company reported consolidated net earnings of $19.8 million, or $1.22 per share, compared with consolidated net earnings of $7.6 million, or $.45 per share, for the same period in 1994. The Company closed the sale of its institutional mortgage securities administration business to Norwest Bank Minnesota during the second quarter of 1995 and the reported results include a net gain on the sale of $19.5 million. For financial reporting purposes, current and prior period net operating earnings of the institutional mortgage securities administration business, as well as the gain on the sale, have been reported as discontinued operations. The Company's continuing operations reported a consolidated net loss of $922 thousand, or $.09 per share, for the second quarter of 1995, compared with net earnings of $6.0 million, or $.35 per share, for the second quarter of 1994.

The Company's homebuilding segment recorded a pretax loss of $4.7 million for the second quarter of 1995, compared with pretax earnings of $4.7 million for the same period last year. The decline reflects lower gross profit margins and higher selling expenses resulting from the Company's ongoing efforts to sell older inventories in the California and Mid-Atlantic regions and its focus on reducing unsold homes under construction combined with increased competitive pressures. In addition, reorganization costs associated with the Company's initiatives to lower operating costs increased second quarter expenses by $2.2 million.

The Company's financial services segment, which excludes the results of the discontinued institutional mortgage securities administration business, reported pretax earnings of $6.3 million for the second quarter of 1995, compared with $9.7 million for the same period of 1994. The decline from last year's results is primarily due to reduced origination volume, lower gains from sales of mortgage servicing rights, and a lower level of income from investment operations.

The limited-purpose subsidiaries reported pretax earnings of $2 thousand for the second quarter of 1995, compared with pretax earnings of $62 thousand for the same period of 1994.

Consolidated net earnings for the first six months of 1995 were $20.5 million, or $1.23 per share, compared with $13.8 million, or $.81 per share, for the first half of 1994. Excluding discontinued operations and the $2.1 million, or $.13 per share, cumulative effect of an accounting change in 1994 related to the adoption of FAS 115, the Company reported a net loss from continuing operations of $2.4 million, or $.22 per share, for the first six months of 1995, compared with net earnings from continuing operations of $8.8 million or $.49 per share, for the first six months of 1994.

For the first six months of 1995, the homebuilding segment reported a pretax loss of $8.9 million, compared with pretax earnings of $4.1 million for the same period in 1994. The financial services segment reported pretax earnings of $11.8 million for the first six months of 1995, compared with $19.3 million for the same period in 1994. For the first six months of 1995, the limited-purpose subsidiaries reported pretax earnings of $9 thousand compared with $73 thousand for the same period in 1994, as the portfolio in which the Company has a residual interest continued to decline.

HOMEBUILDING

The Company's homebuilding segment reported a pretax loss of $4.7 million for the second quarter of 1995 compared with pretax earnings of $4.7 million for the same period last year. For the six months ended June 30, 1995, homebuilding reported a pretax loss of $8.9 million compared with pretax earnings of $4.1 million for the same period last year.

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):

                                Three months ended           Six months ended
                                     June 30,                     June 30,
                                 1995          1994           1995       1994
                                ------        ------         ------    ------
Revenues                      $356,209       $364,171     $668,518   $639,185

Gross profit                    40,098         46,902       76,482     81,934
Selling, general and
 administrative expenses        37,959         35,328       71,328     64,377
Interest expense                 6,785          6,925       14,294     13,581
Equity in (losses) earnings
  of unconsolidated
  joint ventures                   (10)            87          197        137
                              ---------      ---------    ---------  --------
Pretax (loss) earnings        $ (4,656)       $ 4,736     $ (8,943)   $ 4,113
                              =========      =========    =========  ========

Operational Unit Data:
 (includes joint ventures)
New orders (units)               2,618          2,316        5,178      5,164
Closings   (units)               2,218          2,303        4,216      4,132
Outstanding contracts at
June 30,
  Units                                                      3,515      3,751
  Dollar Value                                            $602,882   $621,239

Average Closing Price
 (excludes unconsolidated
 joint ventures)              $162,000       $161,000     $160,000   $158,000


Homebuilding revenues amounted to $356 million for the second quarter of 1995, down 2.2 percent from the second quarter of 1994 due to a 3.7 percent decline in closings reflecting slower first quarter sales. For the first six months of 1995, revenues amounted to $669 million, an increase of 4.6 percent over the same period last year attributable to a 2.0 percent increase in closings and a $2 thousand increase in average closing price. The increased volume year-to-date was attributable to growth in new markets as well as the Company's efforts in recent quarters to reduce its inventory of unsold homes under construction.

The gross margin for the second quarter of 1995 declined to 11.3 percent, compared with 12.9 percent for the second quarter of 1994. This decrease in margins was the principle reason for the earnings decline. The year-to-date gross margin decreased to 11.4 percent from 12.8 percent for the same period of 1994. The Company's ongoing efforts to sell older inventories in the California and Mid-Atlantic regions, and its focus on reducing its inventory of unsold homes under construction combined with increased competitive pressures, negatively impacted gross margins.

During the second quarter and first six months of 1995, inventories in California that were negatively impacted by the decline in economic and market conditions experienced in that region prior to 1994, were reduced by the closing of 162 homes and 256 homes, respectively, as compared with 154 homes, and 257 homes, respectively, in the same periods of 1994. At June 30, 1995, the remaining net book value of the affected California inventory was approximately $60 million and consisted of approximately 1,150 homebuilding lots and related improvements, of which 105 were sold but not closed. Gross profit margins for the remainder of 1995 and beyond will continue to be negatively impacted by the build-out and sale of homes on these lots.

Since the latter part of 1994, the Company has taken actions to close-out older communities in the Mid-Atlantic region. Closings on houses from these Mid-Atlantic communities negatively affected gross profit margins in the first and second quarters of 1995. By the end of the third quarter of 1995, the Company expects that substantially all of these houses will have been closed.

Total homebuilding sales increased 13.0 percent to 2,618 units during the second quarter of 1995 and 0.3 percent to 5,178 units for the first six months of 1995 compared with the respective periods in 1994. Sales for the first six months were relatively flat due to the higher interest rates and economic uncertainty in many markets during the first quarter. However, new orders for all regions, with the exception of the Mid-Atlantic region, increased during the second quarter of 1995 as compared with the same period of 1994. The increase in sales activity during the second quarter is attributable to lower interest rates, efforts to reduce unsold inventory, and opening of new communities. Sales in the Mid-Atlantic region continue to reflect the competitive pressures and economic uncertainties of that market.

The combination of level sales for the first half of 1995 and the 2.0 percent increase in closings versus the same period of 1994, reduced outstanding contracts at June 30, 1995 by 6.3 percent from June 30, 1994. Outstanding contracts represent the Company's backlog of new homes, which generally are built and closed, subject to cancellations, over the next two quarters. The $602.9 million value of outstanding contracts as of June 30, 1995 has increased 42.0 percent from December 31, 1994 but has decreased 3.0 percent from June 30, 1994.

Selling, general and administrative expenses as a percent of revenues were
10.7 percent for both the second quarter and for the first six months of 1995 compared with 9.7 percent and 10.1 percent for the same respective periods of 1994. Included in selling, general and administrative expenses for the second quarter were $2.2 million of reorganization costs associated with the Company's initiatives to lower operating costs. Excluding the reorganization costs and selling expenses, general and administrative expenses, as a percent of revenue, declined for the first half of 1995 due to the higher revenue base combined with the Company's efforts to reduce fixed expenses. Selling expenses as a percentage of revenues increased in the first six months of 1995 due to costs associated with expansion into new markets, implementation of the Company's new marketing and merchandising initiatives and the Company's efforts to reduce unsold inventories.

Interest expense for the second quarter of 1995 decreased $0.1 million compared with the same period of 1994. For the six months ended June 30, 1995 interest expense increased $0.7 million primarily due to an increase in the average homebuilding debt outstanding related to the financing of higher levels of inventories and higher interest rates charged on the Company's borrowings. The above increases were mitigated by an increase in the amount of interest capitalized. The majority of the proceeds from the June 30, 1995 sale of the mortgage securities administration business were used to reduce homebuilding debt.

FINANCIAL SERVICES

The financial services segment, which excludes the results of the discontinued institutional mortgage securities administration business, reported pretax earnings of $6.3 million for the second quarter of 1995, compared with $9.7 million for the second quarter of 1994. Pretax earnings for the first six months of 1995 were $11.8 million compared with $19.3 million for the same period of 1994.

Pretax earnings by line of business were as follows (amounts in thousands):

                          Three months               Six months
                         ended June 30,             ended June 30,
                        1995         1994         1995         1994
                       ------       ------       ------       ------
Retail                $ 4,702      $ 6,924      $ 5,845      $ 13,222
Investments             1,587        2,807        5,941         6,067
                      --------     --------     --------     --------
Total                 $ 6,289      $ 9,731      $11,786      $ 19,289


The declines in pretax earnings for the three and six months ended June 30, 1995, compared with the same periods in 1994, were primarily due to reduced volume of loan originations, lower gains from sales of mortgage servicing rights, and a lower level of income from investments.

Revenues for the financial services segment decreased 29 percent and 32 percent for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994, primarily due to lower gains on sales of servicing rights and reduced mortgage origination activity. Interest expense declined 15 percent and 23 percent for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994, as a result of the lower level of borrowings required to fund mortgage loan originations. General and administrative expenses declined 30 percent and 32 percent for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994, as a result of cost reduction measures implemented in retail operations.

Retail Operations:
------------------

Retail operations include mortgage origination, loan servicing and title/escrow services for retail and wholesale customers.

Results for retail operations were as follows (amounts in thousands):

                                   Three months              Six months
                                  ended June 30,            ended June 30,
                                 1995         1994        1995         1994
                                ------       ------      ------       ------
Revenues:
Interest and
  net origination fees          $ 3,669     $ 4,229       $ 6,703    $ 11,183
Net gains on sales of mortgages
  and servicing rights            6,278      12,923         9,304      22,380
Loan servicing                    8,366       8,425        17,059      19,678
Title/escrow                      1,308       1,087         2,327       1,977
                                -------     -------       -------    --------
     Total retail revenues       19,621      26,664        35,393      55,218
Expenses                         14,919      19,740        29,548      41,996
                                -------     -------       -------    --------
 Pretax earnings                $ 4,702     $ 6,924       $ 5,845    $ 13,222
                                =======     =======       =======    ========

Retail operations reported a pretax earnings decrease of $2.2 million for the second quarter of 1995 as compared with the same period last year. The earnings decline is primarily attributable to a $6.6 million decrease in net gains from sales of mortgages and servicing rights. Gains from the bulk sale of servicing rights were $2.3 million in the second quarter of 1995 as compared with $10.0 million reported in the same period of 1994. Included in net gains on sales of mortgages and servicing rights is a gain of $.8 million that was recognized in the second quarter of 1995 in conjunction with the implementation of SFAS 122 (see Note 3). Expenses have decreased between periods primarily due to the actions the Company has taken to reduce operating expenses and due to a decline in interest expense resulting from the lower level of borrowings required to fund mortgage loan originations.


A summary of origination activities is as follows:

                                      Three months              Six months
                                      ended June 30,          ended June 30,
                                    1995          1994      1995         1994
                                   ------        ------    ------       -----
Dollar volume of mortgages
  originated (in millions)       $   469       $   525   $   797      $ 1,200
Number of mortgages originated     3,698         4,224     6,360        9,579

Percentage of total closings:
  Ryland Homes closings              34%           28%       36%          23%
  Other closings                     66%           72%       64%          77%

  Total closings                    100%          100%      100%         100%


The Company earns interest on mortgages held for sale and pays interest on borrowings secured by the mortgages. Significant data related to these activities are as follows:

                               Three months              Six months
                              ended June 30,           ended June 30,
                            1995         1994         1995         1994
                           ------       ------       ------       ------
Net interest earned
 (in thousands)            $1,276       $2,126      $2,436       $5,475
Average balance of
  mortgages held for sale
 (in millions)               $182         $273        $169         $362
Net interest spread          2.8%         3.1%        2.9%         3.1%

Net interest earned decreased in the second quarter and year-to-date 1995 compared to 1994 due to a lower average balance of mortgages held for sale combined with a lower net interest spread.

The Company services loans that it originates as well as loans originated by others. Loan servicing portfolio balances were as follows at June 30, (in billions):

                                                        1995         1994
                                                       ------       ------
Originated                                              $2.5         $3.1
Acquired                                                 3.7          4.3
Subserviced                                               .3           .1
                                                       ------       ------
  Total portfolio                                       $6.5         $7.5
                                                       ======       ======

The decrease in the portfolio balance as compared with June 30, 1994 was attributable to a decline in origination volume combined with sales of servicing rights and normal mortgage prepayment activity.


Investment Operations:
----------------------

The Company's investment operations hold certain assets, primarily mortgage-backed securities, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. As shown in the table below, pretax earnings for the three and six months ended June 30, were as follows
(in thousands):

                                        Three months            Six months
                                        ended June 30,         ended June 30,
                                      1995         1994       1995      1994
                                     ------       ------     ------    ------
Sale of mortgage-backed securities   $   807      $     0   $ 3,931    $     0
Net interest earned and other            780        2,807     2,010      6,067
                                     --------    ---------  --------   -------
Pretax earnings                      $ 1,587      $ 2,807   $ 5,941    $ 6,067
                                     ========    =========  ========   =======

Pretax earnings for the second quarter and first six months of 1995 decreased compared with the same period of 1994 due to a decrease in the net interest earned on mortgage-backed securities which more than offset the gains from the sale of mortgage-backed securities.

Significant data from the investment operations are as follows:

                                 Three months             Six months
                                ended June 30,           ended June 30,
                               1995         1994        1995        1994
                              ------       ------      ------      ------
Net interest earned
(in thousands)                $1,060       $3,781      $ 2,553     $8,179
Average balance outstanding
 (in millions)                $  118       $  228      $   136     $  226
Net interest spread              3.7%         6.6%         3.8%       7.3%

The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The decrease in the net interest earned between periods is primarily due to a decline in the average investment portfolio balance outstanding combined with an increase in borrowing rates.

FINANCIAL CONDITION AND LIQUIDITY


The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. Proceeds from the sale of the Company's institutional mortgage securities administration business on June 30, 1995 were used to repay long-term debt of the homebuilding segment and short-term notes payable of the financial services segment. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment borrowings include an unsecured revolving credit facility, senior notes, senior subordinated notes and land purchase notes.

The Company primarily uses its unsecured revolving credit facility to finance increases in its homebuilding inventory. This facility was renewed in July 1995 for a new three-year period and total borrowing capacity was increased from $250 million to $400 million. As of June 30, 1995, the Company had borrowed $96.0 million under this facility, compared with $127.5 million as of December 31, 1994. In addition, the Company had letters of credit outstanding under this facility totaling $4.2 million at June 30, 1995, compared with $7.4 million at December 31, 1994. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At June 30, 1995, such notes payable outstanding amounted to $20.0 million compared with $25.6 million at December 31, 1994.

Housing inventories decreased to $574.8 million as of June 30, 1995, from $594.8 million as of the end of 1994. A lower investment in unsold homes under construction was partially offset by an increase in sold homes.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. In June 1995, the Company renewed its bank facility which provides financing of up to $325 million for mortgage warehouse funding and $40 million for working capital advances, and extended the maturity of the facility to June 1997. Other borrowing arrangements as of June 30, 1995 included repurchase agreement facilities aggregating $900 million and a $35 million credit facility to be used for the short-term financing of optional bond redemptions. At June 30, 1995 and December 31, 1994, the combined borrowings of the financial services segment outstanding under all agreements were $355.9 million and $377.6 million, respectively.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings


One current and two former officers of Ryland Mortgage Company ("RMC") were recently notified that they are targets of a federal grand jury investigation concerning alleged misappropriation of funds from the Resolution Trust Corporation ("RTC"). The Company has been advised that the investigation relates to alleged overpayments to RMC of approximately $3 million under two mortgage servicing contracts with the RTC. The Company is investigating this matter, and at this time cannot predict how it will be resolved or whether the Company or RMC will incur any liability.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of such legal proceedings and discussions with counsel, management believes that liabilities to the Company arising from these matters will not have a material adverse effect on the Company's financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 19, 1995. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934 to elect directors of the Company for the ensuing year and to approve the appointment of Ernst & Young LLP as independent public accountants of the Company for 1995.

The ten incumbent directors nominated by the Company were elected. Proxies representing 14,350,648 shares of stock eligible to vote at this meeting, or
92.6 percent of the outstanding shares, were voted for the election of directors. The following is a separate tabulation with respect to the vote for each nominee:

Name                           Total Vote For         Total Vote Withheld


R. Chad Dreier                    14,176,188                     174,459
Andre P. Brewster                 14,075,978                     274,668
James A. Flick, Jr.               14,244,225                     126,421
Robert J. Gaw                     14,226,006                     124,640
Leonard M. Harlan                 14,223,199                     127,447
L.C. Heist                        14,225,799                     124,847
William L. Jews                   14,219,320                     131,326
William G. Kagler                 14,224,163                     126,483
John H. Mullin III                14,079,062                     271,584
John O. Wilson                    14,225,882                     124,764


Ernst & Young LLP was approved as the independent public accountants for the Company for 1995 by 99.6 percent of the shares voting. The following is a breakdown of the vote on such matter:


      For                     Against                Abstain
  14,199,316                  30,769                  26,563

                                                                 Page Number
                                                                ------------
Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits


     11  Statement Re computation of earnings
           per share (filed herewith)                                20

     27  Financial Data Schedule                                     21

  B. Reports on Form 8-K

     Form 8-K was filed with the
     Securities and Exchange Commission on
     April 25, 1995.

                                  SIGNATURES
                                 ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              -----------------------
                              Registrant



August 14, 1995               By: /s/ Michael D. Mangan
---------------              -----------------------------------
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





August 14, 1995               By: /s/ Stephen B. Cook
---------------              -----------------------------------
Date                            Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)

                              INDEX OF EXHIBITS

A. Exhibits                                                 Page of
                                                          Sequentially
                                                         Numbered Pages
                                                        ----------------

   11  Statement Re computation of earnings
       per share (filed herewith)                              20

   27  Financial Data Schedule                                 21