Form 10-Q
period 1995-09-30
RYLAND GROUP INC
filed 1995-11-14
CIK 85974

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q
                                -----------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995
                               ------------------
                             or

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on November 7, 1995 was 15,666,458

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              September 30, 1995 (unaudited) and
              December 31, 1994                                     1-2

            Consolidated Statements of Earnings
              for the three and nine months ended
              September 30, 1995 and 1994 (unaudited)                 3

            Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              1995 and 1994 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-8

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            9-16

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        17

  Item 6.   Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                           18

INDEX OF EXHIBITS                                                    19

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                               (amounts in thousands)

                                              September 30,       December 31,
                                                   1995              1994
                                                ----------        ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    64,535       $    25,963
   Housing inventories:
      Homes under construction                      373,981           399,046
      Land under development and improved lots      212,259           193,096
      Land held for future development or resale      2,320             2,671
                                                  ---------         ---------

      Total inventories                             588,560           594,813

   Investment in/advances to unconsolidated
      joint ventures                                 10,290            11,500
   Property, plant and equipment                     33,258            24,001
   Purchase price in excess of net assets acquired   21,833            22,607
   Other assets                                      53,075            61,362
                                                  ----------        ---------
                                                    771,551           740,246
                                                  ----------        ---------


FINANCIAL SERVICES:
   Cash and cash equivalents                          1,186               863
   Mortgage loans held for sale, net                311,272           214,772
   Mortgage-backed securities, net                  104,303           171,120
   Mortgage servicing and administration
      rights, net                                     8,124            12,014
   Other assets                                      39,908            56,251
                                                  ----------        ---------
                                                    464,793           455,020
                                                  ----------        ---------


LIMITED-PURPOSE SUBSIDIARIES:
   Collateral for bonds payable, net                392,598           459,044
   Other assets                                       4,552             5,289
                                                  ----------        ---------
                                                    397,150           464,333
                                                  ----------        ---------

Net deferred taxes                                   30,243            27,822
Other assets                                          8,847            17,067
                                                  ----------        ---------

    TOTAL ASSETS                                $ 1,672,584       $ 1,704,488
                                                ============      ===========
See notes to consolidated financial statements.

                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                 September 30,    December 31,
                                                    1995             1994
                                                 ------------     ------------
                                                  (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities        $    87,026      $    95,551
   Long-term debt                                    429,653          408,744
                                                 ------------     -----------
                                                     516,679          504,295
                                                 ------------     -----------

FINANCIAL SERVICES:
   Accounts payable and other liabilities             34,769           21,040
   Short-term notes payable                          375,226          377,629
                                                 ------------     -----------
                                                     409,995          398,669
                                                 ------------     -----------

LIMITED-PURPOSE SUBSIDIARIES:
   Accounts payable and other liabilities             12,453           14,369
   Bonds payable, net (1)                            381,682          446,752
                                                 ------------     -----------
                                                     394,135          461,121
                                                 ------------     -----------

Other liabilities                                     26,690           28,281
                                                 ------------     -----------

    TOTAL LIABILITIES                              1,347,499        1,392,366
                                                 ============     ===========

STOCKHOLDERS'  EQUITY

   Convertible preferred stock, $1 par value
     Authorized - 1,400,000 shares
     Issued - 964,920 shares
             (1,072,903 for 1994)                        965            1,073
   Common stock, $1 par value
     Authorized - 78,600,000 shares
     Issued - 15,620,974 shares
             (15,475,242 for 1994)                    15,621           15,475
   Paid-in capital                                   115,776          115,863
   Retained earnings                                 206,449          193,635
   Net unrealized gain on
      mortgage-backed securities                         381            1,763
   Other                                             (14,107)        (15,687)
                                                 ------------     -----------
    TOTAL STOCKHOLDERS' EQUITY                       325,085          312,122
                                                 ============     ===========

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,672,584      $ 1,704,488
                                                 ============     ===========

See notes to consolidated financial statements.

 (F1) The "Bonds payable, net" shown in the financial statements represent obligations solely of the limited-purpose subsidiaries, which are secured by the assets of the limited-purpose subsidiaries.
  The bonds are not guaranteed or insured by The Ryland Group, Inc.
  or any of its other subsidiaries.

                             The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                          (unaudited)
                           (amounts in thousands, except share data)


                                    Three months             Nine months
                                 ended September 30,      ended September 30,
                                  1995         1994        1995        1994
                                --------     --------   --------     -------
REVENUES:
   Homebuilding:
    Residential revenues       $   371,810  $  396,725  $1,039,496 $ 1,034,354
    Other revenues                     190       1,740       1,022       3,296
                                ----------- ----------  ----------   ---------
   Total homebuilding revenues     372,000     398,465   1,040,518   1,037,650
   Financial services               21,530      32,143      67,889     100,093
   Limited-purpose subsidiaries      9,057      11,367      28,605      41,673
                                ----------- -----------  ----------  ---------
       Total revenues              402,587     441,975   1,317,012   1,179,416

EXPENSES:
   Homebuilding:
      Cost of sales                325,243     348,373     917,279     905,624
      Interest expense               7,891       7,680      22,185      21,261
      Selling, general and
       administrative               38,896      37,866     110,224     102,243
                                 ----------  ----------  ----------  ---------
       Total                       372,030     393,919   1,049,688   1,029,128

   Financial services:
      Interest expense               6,590       5,852      17,757      20,309
      General and administrative    11,108      14,761      34,514      48,965
                                 ----------  ----------  ----------  ---------
       Total                        17,698      20,613      52,271      69,274

   Limited-purpose subsidiaries:
      Interest expense               9,019      11,082      28,508      39,640
      Other expenses                    (5)        263          45       1,938
                                 ----------  ----------  ----------  ---------
       Total                         9,014      11,345      28,553      41,578

   Corporate expenses                3,042       4,581       9,893      13,414
                                  ---------  ----------  ----------  ---------
   Total expenses                  401,784     430,458   1,140,405   1,153,394

Equity in earnings (losses) of
    unconsolidated joint ventures      327        (139)        524         (2)
                                 ----------  ----------  ----------  ---------
Earnings (loss) from continuing
  operations before taxes
  and cumulative effect
  of a change in
  accounting principle               1,130      11,378      (2,869)     26,020

Tax expense (benefit)                  452       4,551      (1,148)     10,408
                                 ---------- ----------   ----------     ------
Net earnings (loss) from
  continuing operations
  before cumulative effect
  of a change in
  accounting principle                 678       6,827      (1,721)     15,612

Discontinued Operations:
   Earnings from discontinued
    operations (net of taxes
    of $2,212 for 1995 and
    $1,042 & $3,009 in 1994)             0       1,562       3,318       4,514
   Gain on sale of
    discontinued operations
    (net of taxes of $13,025)            0           0      19,538           0
                                ----------  ----------  ----------   ---------
Net earnings before cumulative
  effect of a change in
  accounting principle                 678       8,389      21,135      20,126

Cumulative effect of a change
  in accounting principle
  (net of taxes of $1,384)               0            0          0       2,076
                               ----------- -----------  ----------   ---------
NET EARNINGS                   $       678 $     8,389  $   21,135    $ 22,202
                               =========== ===========  ==========   =========

Preferred dividends            $       533 $       603  $    1,672    $  1,848
Net earnings available for
      common shareholders      $       145 $     7,786  $   19,463    $ 20,354

NET EARNINGS PER COMMON SHARE:
  Primary:
    Net earnings(loss) from
     continuing operations
     before cumulative effect
     of a change in
     accounting principle      $      0.01  $     0.40  $    (0.21)   $   0.88
    Discontinued operations           0.00        0.10        1.45        0.30
                                ---------- -----------  ----------     -------
    Net earnings before
      cumulative effect
      of a change in
      accounting principle            0.01        0.50        1.24        1.18
    Cumulative effect
       of a change in
       accounting principle           0.00        0.00        0.00        0.13
                              -----------  -----------  ----------     -------
     Net earnings
       per common share        $      0.01 $      0.50  $     1.24    $   1.31
                               =========== ===========  ==========     =======
 Fully diluted:
    Net earnings (loss)
      from continuing
      operations before
      cumulative effect
      of a change in
      accounting principle     $      0.01  $     0.40  $    (0.15)   $   0.89
    Discontinued operations           0.00        0.09        1.36        0.27
                                ----------- ----------  ----------     -------
    Net earnings before
      cumulative effect
      of a change in
      accounting principle            0.01        0.49        1.21        1.16
    Cumulative effect
       of a change in
       accounting principle           0.00        0.00        0.00        0.12
                                ----------- ----------  ----------     -------
     Net earnings
       per common share        $      0.01 $      0.49  $     1.21    $   1.28
                               =========== ===========  ==========    ========

DIVIDENDS PER COMMON SHARE     $      0.15 $      0.15  $     0.45    $   0.45
DIVIDENDS PER PREFERRED SHARE  $      0.55 $      0.55  $     1.65    $   1.65
                               =========== ===========  ==========    ========

See notes to consolidated financial statements.

                        The Ryland Group, Inc. and subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, amounts in thousands)

                                               Nine months ended September 30,
                                                      1995              1994
                                                   ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                     $ 21,135          $ 22,202
   Adjustments to reconcile net earnings to
     net cash provided by (used for)
     operating activities:

     Depreciation and amortization                    24,462            14,332
     Net cumulative effect of a change
       in accounting principle                             0           (3,460)
     Gain on sale of mortgage-backed
       securities - available-for-sale                (4,772)          (2,349)
     Gain on sale of discontinued operations         (32,563)                0
     Decrease (increase) in inventories                6,253          (86,744)
     Net change in other assets, payables
       and other liabilities                          14,608            13,572
     Equity in earnings / distributions
       from unconsolidated joint ventures              1,049             5,477
     Increase in mortgage-backed securities-trading                    (2,546)
     (Increase) decrease in mortgage
       loans held for sale, net                      (96,500)          289,207
                                                   ----------        ---------
   Net cash (used for) provided by
       operating activities                          (66,328)          249,691
                                                   ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to property, plant and equipment    (23,064)         (14,054)
   Proceeds from sale of discontinued operations      47,000                 0
   Principal reduction of mortgage collateral         10,411            36,180
   Principal reduction of mortgage-backed
     securities - available-for-sale                   4,907            33,262
   Sales of mortgage-backed securities-
     available-for-sale                               68,003            33,066
   Principal reduction of mortgage-backed
     securities- held-to-maturity                     49,074           172,377
   Decrease in funds held by trustee                   3,375            73,779
   Other investing activities, net                         8             (909)
                                                   ----------        ---------
   Net cash provided by investing activities         159,714           333,701
                                                   ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term notes payable               (2,403)        (309,704)
   Cash proceeds of long-term debt                    39,177            55,421
   Reduction of long-term debt                       (18,266)         (17,140)
   Bond principal payments                           (65,840)        (323,603)
   Common and preferred stock dividends               (8,680)          (8,832)
   Other financing activities, net                     1,521             6,457
                                                   ----------        ---------
   Net cash (used for) financing activities          (54,491)        (597,401)
                                                   ----------        ---------
Net increase (decrease) in cash                       38,895          (14,009)
Cash at beginning of year                             26,826            46,490
                                                   ----------        ---------
CASH AT END OF PERIOD                              $  65,721         $  32,481
                                                   ==========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest (net of
        capitalized interest)                      $  81,750         $  89,606
     Cash paid for income taxes (net of
        refund received in 1995)                   $  16,787         $  20,411
                                                   ==========        =========

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)


Note 1. Segment Information


                                           Three months ended September 30,
                                                   1995             1994
                                                  ------           ------
Pretax earnings from continuing operations:
     Homebuilding                               $     297        $  4,407
     Financial services (1)                         3,832          11,530
     Limited-purpose subsidiaries                      43              22
     Corporate expenses                            (3,042)         (4,581)
                                                ----------       ---------
     Total                                      $   1,130        $ 11,378
                                                ==========       =========

(F1) Excludes pretax operating earnings of $2,604 for the institutional mortgage securities administration business for the three months ended September 30, 1994. This amount is included in earnings from discontinued operations.



                                           Nine months ended September 30,
                                                   1995            1994
                                                  ------          ------
Pretax (loss) earnings from continuing operations:
     Homebuilding                               $  (8,646)       $  8,520
     Financial services (2)                        15,618          30,819
     Limited-purpose subsidiaries                      52              95
     Corporate expenses                            (9,893)        (13,414)
                                                 ---------       ---------

     Total                                      $  (2,869)       $ 26,020
                                                ==========       =========

(F2) Excludes pretax operating earnings of $5,530 and $7,523 for the institutional mortgage securities administration business for the nine months ended September 30, 1995 and 1994, respectively. These amounts are included in earnings from discontinued operations.

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

The consolidated balance sheet as of September 30, 1995, the consolidated statements of earnings for the three and nine months ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1994 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1995 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and related notes included in the Company's 1994 annual report to shareholders.

The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

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

Fully diluted net earnings per common share additionally gives effect to the assumed conversion of the preferred shares held by The Ryland Group, Inc. Retirement and Stock Ownership Plan Trust (the "RSOP Trust") into common stock, as well as the amount of the additional RSOP Trust contribution required to fund the difference between the RSOP Trust's earnings from preferred share dividends and the RSOP Trust's potential earnings from common share dividends after an assumed conversion. The assumed conversion of the preferred shares and the additional RSOP Trust contrubution were not dilutive for the third quarter of 1995.

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

The cumulative effect of adopting SFAS 115 as of January 1, 1994 increased net income by $2.1 million (net of $1.4 million in deferred income taxes), or $.13 per share. This cumulative effect adjustment related to unearned income of discount points on mortgage-backed securities, which can now be amortized into income during the period that the mortgage-backed securities are held. The January 1, 1994 balance of stockholders' equity was increased by $7.6 million (net of $5.1 million in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available for sale, which were previously carried at the lower of amortized cost or market. At September 30, 1995, the balance of the net unrealized gain on securities classified as available for sale, which is reflected as a component of stockholders' equity, was $381. The decline in this balance since January 1, 1994, is primarily due to a reduction in the portfolio balance resulting from sales of securities.

In May 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65." This Statement requires a mortgage banking enterprise to capitalize retained mortgage servicing rights on originated or purchased loans by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their relative fair values. Previously, only the cost of mortgage servicing rights acquired through a purchase transaction could be capitalized. The new statement also specifies new procedures for assessing impairment of capitalized mortgage servicing rights, whenever capitalized, and requires that impairment shall be recognized through a valuation allowance for individual portfolio stratifications based on the fair value of those rights. The Company adopted SFAS 122 effective in the second quarter, which resulted in a favorable impact, net of the valuation allowance, of $.5 million in the second quarter ended June 30, 1995 and $.7 million in the nine months ended September 30, 1995. In accordance with SFAS 122, prior period financial statements have not been restated.

The book value of the capitalized mortgage servicing rights at September 30, 1995 was $8.1 million and the aggregate fair value totaled $10.4 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future net servicing income, which included estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates.

For purposes of measuring impairment, the following risk characteristics were used to stratify the post-implementation originated mortgage servicing rights: product type, investor type, and interest rates. Additions to the valuation allowance were $17 thousand and $231 thousand for the three and nine months ended September 30, 1995, respectively and resulted in an ending balance of $231 thousand at September 30, 1995.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 4.  New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 amends the impairment provisions of the existing accounting literature which required the Company's homebuilding inventories to be carried at the lower of cost or net realizable value. Under the new provisions, if the Company's homebuilding inventories are determined to be impaired, the impairment loss is measured based upon the difference between the fair value of the asset and its carrying amount. Fair value is a more conservative measurement than net realizable value since it requires that impaired homebuilding inventories be written down to provide for a risk-based profit margin.

SFAS 121 is required to be adopted no later than the first quarter of 1996. The Company has not completed its analysis of the impact of this new pronouncement, therefore the timing and impact of adopting SFAS 121 have not yet been determined. However, if the Company's homebuilding inventories are determined to be impaired, it is posssible that SFAS 121 could have a material adverse impact on the Company.

Note 5.  Discontinued Operations

On June 30, 1995, pursuant to an Asset Purchase Agreement dated April 10, 1995, the Company completed the sale of its mortgage securities administration business to Norwest Bank Minnesota, National Association (Norwest) for a purchase price of $47 million in cash. The Company's mortgage securities administration business included master servicing, securities administration, investor information services, and tax calculation and reporting. The current and prior period results for this business (formerly reported as institutional financial services) as well as the gain on the sale of the business have been reported as discontinued operations in the accompanying consolidated statements of earnings.

There were no revenues from the operations of the discontinued business for the third quarter of 1995 as the sale occurred in the second quarter. Revenues
for the three months ended September 30,1994 were $5.9 million.   Revenues
from operations of the discontinued business were $11.4 million and $17.6 million, for the nine months ended September 30, 1995 and 1994, respectively. Earnings from operations of the discontinued business were $3.3 million, or $.21 per share (net of taxes of $2.2 million) for the nine months ended September 30, 1995. Earnings for the three and nine months ended September 30, 1994 were $1.6 million, or $.10 per share (net of taxes of $1.0 million), and $4.5 million, or $.30 per share (net of taxes of $3.0 million), respectively.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the third quarter of 1995, the Company reported consolidated net earnings of $.7 million, or $.01 per share, compared with consolidated net earnings of $8.4 million, or $.50 per share, for the same period in 1994. Consolidated net earnings for the first nine months of 1995 were $21.1 million, or $1.24 per share, compared with $22.2 million, or $1.31 per share, for the same period in 1994. Results for the first nine months of 1995 include a net gain of $19.5 million related to the second quarter sale of the Company's mortgage securities administration business to Norwest Bank Minnesota. The sale of this business is consistent with the Company's long-term strategy to focus on its core homebuilding and mortgage-finance operations and to invest additional capital into its homebuilding operations. Earnings for the financial services segment for the third quarter were, and future results will continue to be, negaively impacted by the elimination of the mortgage securities administration business. Results for the first nine months of 1994 included $2.1 million, or $.13 per share, cumulative effect of an accounting change related to the adoption of FAS 115.

The Company's continuing operations reported consolidated net earnings of $.7 million, or $.01 per share, for the third quarter of 1995 compared with $6.8 million, or $.40 per share, for the same period in 1994. For the first nine months of 1995, the Company reported a consolidated net loss from continuing operations of $1.7 million, or $.21 per share, compared with net earnings from continuing operations of $15.6 million, or $.88 per share, for the same period in 1994. For financial reporting purposes, net operating earnings of the mortgage securities administration business, amounting to $3.3 million for the six months ended June 30, 1995 (when the sale closed) and $4.5 million for the nine months ended September 30, 1994, as well as the $19.5 million gain on the sale, have been reported as discontinued operations.

The Company's homebuilding segment recorded pretax earnings of $.3 million for the third quarter of 1995, compared with pretax earnings of $4.4 million for the same period last year. The lower earnings reflect a nine percent decline in closings. Gross profit margins were 12.6 percent for both periods. For the first nine months of 1995, the homebuilding segment reported a pretax loss of $8.6 million, compared with pretax earnings of $8.5 million for the same period in 1994. The year-to-year decline is primarily due to lower gross profit margins.

The Company's financial services segment, which excludes the results of the discontinued institutional mortgage securities administration business, reported pretax earnings of $3.8 million for the third quarter of 1995, compared with $11.5 million for the same period in 1994. The financial services segment reported pretax earnings of $15.6 million for the first nine months of 1995, compared with $30.8 million for the same period in 1994. The decline in both periods from last year's results is primarily attributable to lower gains from sales of mortgages and mortgage servicing rights, and a lower level of investment earnings.

The limited-purpose subsidiaries reported pretax earnings of $43 thousand for the third quarter of 1995, compared with pretax earnings of $22 thousand for the same period in 1994. For the first nine months of 1995, the limited-purpose subsidiaries reported pretax earnings of $52 thousand compared with $95 thousand for the same period in 1994, as the portfolio in which the Company has a residual interest continued to decline.

HOMEBUILDING

The Company's homebuilding segment reported pretax earnings of $.3 million for the third quarter of 1995 compared with pretax earnings of $4.4 million for the same period last year. For the nine months ended September 30, 1995, homebuilding reported a pretax loss of $8.6 million compared with pretax earnings of $8.5 million for the same period last year.

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):


                                Three months ended           Nine months ended
                                    September 30,               September 30,
                                 1995          1994           1995       1994
                                ------        ------         ------     ------
Revenues                      $372,000       $398,465   $1,040,518  $1,037,650

Gross profit                    46,757         50,092      123,239     132,026
Selling, general and
 administrative expenses        38,896         37,866      110,224     102,243
Interest expense                 7,891          7,680       22,185      21,261
Equity in earnings (losses)
  of unconsolidated
  joint ventures                   327           (139)         524         (2)
                              ---------      ---------   ----------  ---------
Pretax earnings (loss)        $    297        $ 4,407   $   (8,646)    $ 8,520
                              =========      =========   ==========  =========

Operational Unit Data:
 (includes joint ventures)
Sales (units)                    2,201          2,200        7,379      7,364
Closings   (units)               2,263          2,488        6,479      6,620
Outstanding contracts at
September 30,
  Units                                                      3,453      3,463
  Dollar Value                                            $591,607   $570,024

Average Closing Price
 (excludes unconsolidated
 joint ventures)              $165,000       $161,000     $161,000   $159,000

Homebuilding revenues amounted to $372 million for the third quarter of 1995, down 6.6 percent from the third quarter of 1994 due to a decline in closings reflecting slower sales earlier this year. For the first nine months of 1995, revenues amounted to $1.04 billion, approximately level with the same period last year. An increase in average closing price more than offset a 2 percent decline in the volume of closings.

The gross profit margin for the third quarter of 1995 was 12.6 percent, comparable with the third quarter last year, and a significant improvement from the 11.3 percent reported for the second quarter of 1995. The year-to-date gross margin decreased to 11.8 percent from 12.7 percent for the same period of 1994. The Company's ongoing efforts to sell older inventories in the California and Mid-Atlantic regions, and its focus on reducing its inventory of unsold homes under construction negatively impacted gross margins during the first nine months of 1995.

During the third quarter and first nine months of 1995, inventories in California that were negatively impacted by the decline in economic and market conditions experienced in that region prior to 1994, were reduced by the closing of 121 homes and 377 homes, respectively, as compared with 196 homes, and 453 homes, respectively, in the same periods of 1994. At September 30, 1995, the remaining net book value of the affected California inventory was approximately $57 million and consisted of approximately 1,030 homebuilding lots and related improvements, of which 69 were sold but not closed. Gross profit margins for the remainder of 1995 and beyond will continue to be negatively impacted by the build-out and sale of homes on these lots.

Since the latter part of 1994, the Company has taken actions to close-out older communities in the Mid-Atlantic region. Closings on houses from these Mid-Atlantic communities negatively affected gross profit margins in the first nine months of 1995.

Total homebuilding sales for the third quarter and first nine months of 1995 were comparable with the same periods last year as increases in sales in many markets were offset by a significant decline in sales in the Mid-Atlantic region. In response to the current economic uncertainties and competitive pressures in the Mid-Atlantic region, the Company is redistributing its capital investment within the region and is reallocating some of this investment to other markets outside the region where the Company believes it can achieve higher returns. Except for the Mid-Atlantic region, all regions reported increases in sales for the third quarter, reflecting the Company's entry into several new markets as well as growth in many existing markets.
The increase in sales activity in existing markets during the third quarter is attributable to a relatively favorable interest rate environment and the opening of new communities.

Outstanding contracts at September 30, 1995 were 3,453 compared with 3,463 at September 30, 1994. Outstanding contracts represent the Company's backlog of sold but not closed homes, which generally are built and closed, subject to cancellations, over the next two quarters. The $591.6 million value of outstanding contracts as of September 30, 1995 has increased 39.4 percent from December 31, 1994 and 3.8 percent from September 30, 1994.

Selling, general and administrative expenses as a percent of revenues were
10.5 and 10.6 percent for the third quarter and the first nine months of 1995 compared with 9.5 percent and 9.9 percent, respectively, for the same periods of 1994. Included in selling, general and administrative expenses for the first nine months of 1995 were $2.2 million of reorganization costs associated with the Company's initiatives to lower operating costs. General and administrative expenses, excluding selling expenses and the reorganization costs, as a percent of revenue, declined for the first nine months of 1995 due to the Company's efforts to reduce fixed expenses. Selling expenses as a percentage of revenues increased in the first nine months of 1995 due to costs associated with expansion into new markets, implementation of the Company's new marketing and merchandising initiatives and the Company's efforts to reduce unsold inventories.

Interest expense for the third quarter of 1995 increased $0.2 million compared with the same period of 1994. For the nine months ended September 30, 1995 interest expense increased $0.9 million primarily due to an increase in the average homebuilding debt outstanding related to the financing of inventories. Increases in interest expense were mitigated by an increase in the amount of interest capitalized due to an increase in land under development.


FINANCIAL SERVICES

The financial services segment, which excludes the results of the discontinued mortgage securities administration business, reported pretax earnings of $3.8 million for the third quarter of 1995, compared with $11.5 million for the third quarter of 1994. Pretax earnings for the first nine months of 1995 were $15.6 million compared with $30.8 million for the same period of 1994.

Pretax earnings by line of business were as follows (amounts in thousands):

                          Three months               Nine months
                       ended September 30,        ended September 30,
                        1995         1994         1995         1994
                       ------       ------       ------       ------
Retail                $ 2,090      $ 7,315      $ 7,935      $ 20,537
Investments             1,742        4,215        7,683        10,282
                      --------     --------     --------     --------
Total                 $ 3,832      $11,530      $15,618      $ 30,819

The declines in pretax earnings for the three and nine months ended September 30, 1995, compared with the same periods in 1994, were primarily due to lower gains from sales of mortgages and mortgage servicing rights and a lower level of investment earnings. The decline in investment earnings will likely continue as the Company's investment portfolio declines.

Revenues for the financial services segment decreased 33 percent and 32 percent for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994, primarily due to lower gains from sales of mortgage servicing rights and lower gains on sales of mortgages. Interest expense increased 13 percent for the three months and decreased 13 percent for the nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. Interest expense increased in the third quarter due to a higher interest rate on slightly higher borrowings. Interest expense has decreased for the nine months ended September 30, 1995 as a result of a lower level of borrowings required to fund mortgage loan originations. General and administrative expenses declined 25 percent and 30 percent for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994, as a result of cost reduction measures implemented in retail operations.


Retail Operations:
------------------

Retail operations include mortgage origination, loan servicing and title/escrow services for retail and wholesale customers.

Results for retail operations were as follows (amounts in thousands):


                                   Three months              Nine months
                                ended September 30,      ended September 30,
                                 1995         1994        1995         1994
                                ------       ------      ------       ------
Revenues:

Interest and
  net origination fees          $ 5,731     $ 3,955       $12,434    $ 15,138
Net gains on sales of mortgages
  and servicing rights            2,970      10,750        12,274      33,130
Loan servicing                    7,627       8,653        24,686      28,331
Title/escrow                      1,334       1,304         3,661       3,281
                                -------     -------       -------    --------
     Total retail revenues       17,662      24,662        53,055      79,880
Expenses                         15,572      17,347        45,120      59,343
                                -------     -------       -------    --------
 Pretax earnings                $ 2,090     $ 7,315       $ 7,935    $ 20,537
                                =======     =======       =======    ========

A summary of origination activities is as follows:


                                      Three months              Nine months
                                    ended September 30     ended September 30,
                                    1995          1994      1995         1994
                                   ------        ------    ------       -----
Dollar volume of mortgages
  originated (in millions)         $  575       $  467    $ 1,372     $ 1,667
Number of mortgages originated      4,465        3,795     10,825      13,374

Percentage of total closings:
  Ryland Homes closings              32%           33%       34%          26%
  Other closings                     68%           67%       66%          74%

The Company earns interest on mortgages held for sale and pays interest on borrowings secured by the mortgages. Significant data related to these activities are as follows:


                               Three months              Nine months
                           ended September 30,       ended September 30,
                            1995         1994         1995         1994
                           ------       ------       ------       ------
Net interest earned
 (in thousands)            $ 1,671      $1,905      $ 4,107      $7,380
Average balance of
  mortgages held for sale
 (in millions)               $ 272        $221        $ 203        $315
Net interest spread            2.4%        3.4%         2.7%        3.1%

Net interest earned decreased in the third quarter of 1995 as a lower net interest spread was only partially offset by an increase in the average balance of mortgages held for sale. For the nine month comparison, net interest earned decreased in 1995 due to a lower average balance of mortgages held for sale combined with a lower net interest spread.

The Company services loans that it originates as well as loans originated by others. Loan servicing portfolio balances were as follows at September 30, (in billions):


                                                        1995         1994
                                                       ------       ------
Originated                                              $2.5         $2.9
Acquired                                                 3.5          4.1
Subserviced                                               .1           .4
                                                       ------       ------
  Total portfolio                                       $6.1         $7.4
                                                       ======       ======

The decrease in the portfolio balance as compared with September 30, 1994 was attributable to a decline in origination volume combined with sales of servicing rights and normal mortgage prepayment activity.

Investment Operations:
----------------------

The Company's investment operations hold certain assets, primarily mortgage-backed securities, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings for the three and nine months ended September 30, were as follows (in thousands):


                                        Three months            Nine months
                                     ended September 30,   ended September 30,
                                      1995         1994       1995      1994
                                     ------       ------     ------    ------
Sale of mortgage-backed securities   $   908      $ 2,349   $ 4,839    $ 2,349
Net interest earned and other            834        1,866     2,844      7,933
                                     --------    ---------  --------   -------
Pretax earnings                      $ 1,742      $ 4,215   $ 7,683    $10,282
                                     ========    =========  ========   =======

Pretax earnings for the third quarter and first nine months of 1995 decreased from the same periods of 1994 due to decreases in the net interest earned on mortgage-backed securities. These decreases are attributable to lower average investment balances along with lower net interest spread. Lower gains from sales of mortgage-backed securities also caused the decline for the third quarter of 1995.

Significant data from the investment operations are as follows:


                                 Three months             Nine months
                              ended September 30,      ended September 30,
                               1995         1994        1995        1994
                              ------       ------      ------      ------
Net interest earned
(in thousands)                $ 1,021      $2,740      $ 3,574    $10,919
Average balance outstanding
 (in millions)                $  112       $  196       $  128     $  216
Net interest spread              3.7%         5.5%         3.7%       6.8%

The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The decrease in the net interest earned between periods is primarily due to a decline in the average investment portfolio balance outstanding combined with a lower net interest spread resulting from an increase in borrowing rates.

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

The homebuilding segment borrowings include an unsecured revolving credit facility, senior notes, senior subordinated notes and nonrecourse secured notes payable.

The Company primarily uses its unsecured revolving credit facility to finance increases in its homebuilding inventory. This facility was renewed in July 1995 for a three-year period and total borrowing capacity was increased from $250 million to $400 million. As of September 30, 1995, the outstanding borrowings under this facility were $161.5 million, compared with $127.5 million as of December 31, 1994. In addition, the Company had letters of credit outstanding under this facility totaling $23.5 million at September 30, 1995. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At September 30, 1995, such notes payable outstanding amounted to $12.9 million compared with $25.6 million at December 31, 1994.

Housing inventories decreased to $588.6 million as of September 30, 1995, from $594.8 million as of the end of 1994. A lower investment in unsold homes under construction was partially offset by an increase in sold homes.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. In June 1995, the Company renewed its bank facility which provides up to $325 million for mortgage warehouse funding and $40 million for working capital advances, and extended the maturity of the facility to May 1997. Other borrowing arrangements as of September 30, 1995 included repurchase agreement facilities aggregating $925 million, a new $100 million committed credit facility used to finance investment portfolio securities and a $35 million credit facility to be used for the short-term financing of optional bond redemptions. At September 30, 1995 and December 31, 1994, the combined borrowings of the financial services segment outstanding under all agreements were $375.2 million and $377.6 million, respectively.

Mortgage loans and mortgage-backed securities held by the limited-purpose subsidiaries are pledged as collateral for the bonds, the terms of which provide for the retirement of all bonds from the proceeds of the collateral. The source of cash for the bond payments is cash received from the mortgage loans receivable and mortgage-backed securities.

The Ryland Group, Inc. has not guaranteed the debt of the financial services segment or limited-purpose subsidiaries.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings


One current and two former officers of Ryland Mortgage Company ("RMC") have been notified that they are targets of a federal grand jury investigation concerning alleged misappropriation of funds from the Resolution Trust Corporation ("RTC"). The Company has been advised that the investigation relates to alleged overpayments to RMC of approximately $3 million under two mortgage servicing contracts with the RTC. The Company is investigating this matter, and at this time cannot predict how it will be resolved or whether the Company or RMC will incur any liability.

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


                                                                 Page Number
                                                                ------------
Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits


     10.1     Employment Agreement dated as of
              September 18, 1995 between Michael D. Mangan
              and The Ryland Group, Inc. (filed herewith)              20-35

     10.2     Employment Agreement dated as of
              September 18, 1995 between David Lesser
              and The Ryland Group, Inc. (filed herewith)              36-52

     11       Statement Re computation of earnings
               per share (filed herewith)                                 53

     27       Financial Data Schedule                                     54

  B. Reports on Form 8-K

     Form 8-K was filed with the Securities and Exchange Commission on July 17, 1995 regarding the Company's sale of its mortgage securities administration business to Norwest Bank Minnesota.

                                  SIGNATURES
                                 ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              -----------------------
                              Registrant



November 13, 1995               By: /s/ Michael D. Mangan
-----------------              --------------------------
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





November 13, 1995               By: /s/ Stephen B. Cook
-----------------              ------------------------
Date                            Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)

                              INDEX OF EXHIBITS

A. Exhibits                                                      Page of
                                                               Sequentially
Exhibit No.                                                   Numbered Pages
-----------                                                  ----------------

   10.1       Employment Agreement dated as of
              September 18, 1995 between Michael D. Mangan
              and The Ryland Group, Inc. (filed herewith)            20-35

   10.2       Employment Agreement dated as of
              September 18, 1995 between David Lesser
              and The Ryland Group, Inc. (filed herewith)            36-52

   11         Statement Re computation of earnings
               per share (filed herewith)                               53

   27         Financial Data Schedule (filed herewith)                  54