Form 10-K405
period 1995-12-31
RYLAND GROUP INC
filed 1996-03-26
CIK 85974

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K
                                 ---------

   X   Annual Report Pursuant to Section 13 or 15 (d) of the Securities
  ---  Exchange Act of 1934
       [Fee Required]

       For the fiscal year ended December 31, 1995

       Transition Report Pursuant to Section 13 or 15 (d) of the Securities --- Exchange Act of 1934
       [No Fee Required]

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

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class                         Name of each exchange
                                                    on which registered
       -------------------                         ---------------------
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
Yes  X          No
    ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   X
                                                           ---

The aggregate market value of the Common Stock of The Ryland Group, Inc., held by non-affiliates of the registrant (15,537,166 shares) as of March 11, 1996, was $242,768,219. The number of shares of common stock of The Ryland Group, Inc., outstanding on March 11, 1996, was 15,767,954.

                      DOCUMENTS INCORPORATED BY REFERENCE


Name of Document                                         Location in Report
----------------                                         ------------------
Proxy Statement for 1996 Annual Meeting
of Stockholders                                                Parts I, III

Annual Report to Shareholders for the
year ended December 31, 1995                                   Parts II, IV

Form 8 filed October 25, 1990                                  Part IV

Form 8-K filed September 12, 1989                              Part IV

Form 10-K for the year ended December 31, 1989                 Part IV

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

Form 8-K filed August 6, 1992                                  Part IV

Form 10-K for the year ended December 31, 1990                 Part IV

Form 10-Q for the quarter ended June 30, 1992                  Part IV

Registration Statement on Form S-3, Registration 33-48071      Part IV

Form 10-Q for the quarter ended June 30, 1994                  Part IV

Form 10-K for the year ended December 31, 1994                 Part IV

Form 10-Q for the quarter ended September 30, 1995             Part IV

Form 8-K filed December 19, 1995                               Part IV

                            THE RYLAND GROUP, INC.
                                  FORM 10-K


                                    INDEX


                                                                       Page
PART I.                                                               Number
                                                                      ------
    Item 1.    Business                                                  4
    Item 2.    Properties                                               10
    Item 3.    Legal Proceedings                                        10
    Item 4.    Submission of Matters to a Vote of Security Holders      10


PART II.

    Item 5.    Market for the Company's Common Stock and Related
               Stockholder Matters                                      13
    Item 6.    Selected Financial Data                                  13
    Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations            13
    Item 8.    Financial Statements and Supplementary Data              13
    Item 9.    Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure                   13


PART III.

    Item 10.    Directors and Executive Officers of the Registrant      14
    Item 11.    Executive Compensation                                  14
    Item 12.    Security Ownership of Certain Beneficial
                Owners and Management                                   14
    Item 13.    Certain Relationships and Related Transactions          14


PART IV.

    Item 14.    Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                                 15


SIGNATURES                                                              19

INDEX OF EXHIBITS                                                       20

                                   PART I



Item 1.    Business.

The Ryland Group, Inc. (the "Company"), is a leading national homebuilder and mortgage-related financial services firm. Established in 1967, the Company builds homes and provides mortgage services in 26 markets in 19 states and is one of the largest single-family on-site homebuilders in the United States. The Company's homebuilding segment specializes in the sale and construction of single-family attached and detached housing. The financial services segment provides various mortgage-related products and services for retail customers including loan origination, loan servicing, title and escrow services and also conducts investment activities.

In June 1995, the Company completed the sale of its institutional mortgage-securities administration business which included master servicing, securities administration, investor information services and tax calculation and reporting. The sale of this business is consistent with the Company's long-term strategy to focus on its core homebuilding and retail mortgage-finance operations. Earnings for the financial services segment for the second half of 1995 were, and future results will continue to be, negatively impacted by the sale of this business.

HOMEBUILDING
------------

MARKETS - The homebuilding segment builds and sells homes that are constructed on-site in six regions which are comprised of the following areas at December 31, 1995:

    Region          Major Markets Served
    ------          --------------------
    Mid-Atlantic    Baltimore, Delaware Valley/Philadelphia,
                    Washington, D.C./Northern Virginia
    Midwest         Chicago, Cincinnati, Columbus, Indianapolis, Minneapolis
    Southeast       Atlanta, Charlotte, Columbia, Greenville, Orlando, Tampa
    Southwest       Austin, Dallas, Houston, San Antonio
    West            Denver, Phoenix, Portland, Salt Lake City
    California      Los Angeles/Pacific Inland, Sacramento, San Diego,
                    San Jose Bay Area

Effective January 1996, the Company consolidated the West and California regions into a new West region. In addition, the Company recently announced that it will close its operations in Columbus, Ohio by the end of 1996.

The homebuilding segment sells under the name of Larchmont Homes in Sacramento, California, Brock Homes in Southern California, Scott Felder Homes in certain Texas markets and Ryland Homes in all other areas.

The Company's operations in each of its homebuilding markets may differ based on a number of market-specific factors. These factors include regional economic conditions and job growth, land availability and the local land development process, consumer tastes, competition from other builders of new homes and home resale activity. The Company considers each of these factors when entering into new markets or determining the extent of its operations in existing markets. During 1995, the Company expanded its geographic presence by entering the markets of Minneapolis, Minnesota; Tampa, Florida; San Jose,
California; and Portland, Oregon.   The Company also completed its first full
year of operations in Greenville and Columbia, South Carolina and Salt Lake City, Utah.

The Company offers a range of different home styles in each of its geographic regions which are tailored to the styles and consumer tastes of the particular region. The Company's homes vary in size and price range, but are generally marketed to customers purchasing their first home or their first or second time move-up home. The Company's average closing price was $164,000 in 1995.

LAND PURCHASES - In the ordinary course of its homebuilding business, the Company acquires land for use in the sale and construction of homes. The Company purchases land in various stages of development; however, the Company generally does not purchase unentitled or unzoned land. The acquisition of land may be under purchase agreements or through the exercise of purchase options, depending on which vehicle is deemed more advantageous given the Company's profit objectives and capital constraints as well as local market conditions. The land acquisition process is controlled through a formal land approval committee to help ensure that transactions meet the Company's
standards for financial performance and risk.   As of December 31, 1995, the
Company had deposits and letters of credit outstanding of $29.8 million in connection with option and land purchase contracts having a total purchase price of $334.5 million. These options and commitments expire at various dates through 2001.

MATERIALS COSTS - Substantially all materials used in the construction of homes are available from a number of sources, but may fluctuate in price due
to various factors.   To increase purchasing efficiencies, the Company uses
standardized building materials and products in its homes. Prior to 1995, the Company operated plants in four states that produced and shipped rough lumber packages and trim materials to building sites in many of its markets. During 1995, the Company sold its plants in Ohio, North Carolina and Texas which supplied materials to the Midwest, Southeast and Southwest regions, respectively. The Company decided to sell these plants in order to have greater flexibility in its method of home construction and to improve its responsiveness to consumer's desires for new home designs. The Company may still purchase rough lumber packages from outside suppliers in some of the markets previously served by the plants. The Company continues to operate its plant in Maryland which supplies the Baltimore, Maryland and Washington, D.C./Northern Virginia markets.

SUPPLIERS AND SUBCONTRACTORS - Substantially all on-site construction work is performed by subcontractors monitored by the Company's production supervisors. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

MARKETING - Homes are sold by employees and independent real estate brokers. The Company reports a sale when a customer's sales contract is approved, and records revenue from a sale upon closing. The Company normally commences construction of homes when a customer has selected a lot and floor plan and has received preliminary mortgage approval. However, construction of homes may begin prior to a sale to satisfy market demand for completed homes and to facilitate construction scheduling.


FINANCIAL SERVICES
------------------
Through its financial services segment, the Company provides various mortgage-related products and services for retail customers and conducts investment activities.

RETAIL OPERATIONS

The retail operations provide mortgage loan origination, loan servicing and title and escrow services for retail customers.

LOAN ORIGINATION - In 1995, the Company's mortgage origination operations consisted of retail and wholesale loan offices which processed the Company's builder, spot and wholesale loans. Builder loans are loans that the Company originates in connection with sales by its homebuilding segment. Spot loans are mortgage loans that are originated primarily by loan officers through contacts with realtors and homeowners and are not related to the financing of homes built by the Company. Wholesale loans are originated by outside brokers, but underwritten and closed by the Company.

In February 1996, the Company entered into an agreement to sell its wholesale mortgage operations. The sale of this business, which was part of the retail operations of the financial services segment, will likely result in a decline in mortgage originations in 1996. However, the sale of this business is not expected to have a significant impact on the future operating results of the financial services segment.

For the 12 months ended December 31, 1995, the Company originated 15,330 mortgage loans totaling $2.0 billion, of which 35 percent were for purchases of homes built by the Company and 65 percent were for purchases of homes not built by the Company or for the refinancing of existing mortgage loans.

The Company arranges various types of mortgage financing including conventional, Federal Housing Administration (FHA) and Veterans Administration
(VA) mortgages with various fixed- and adjustable-rate features. The Company's mortgage operations are approved by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA). The mortgage origination operation has loan production offices in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, Texas, Utah, and Virginia.

LOAN SERVICING - The Company services loans that it originates as well as
loans originated by others.   As of December 31, 1995, the Company's loan
servicing portfolio was $6.2 billion. The Company services loans originated in all 50 states, with the highest concentrations in Arizona, California, Florida, Maryland and Texas.

TITLE AND ESCROW SERVICES - Cornerstone Title Company, a wholly owned subsidiary, provides title services primarily to the Company's customers. As of December 31, 1995, Cornerstone had offices in Delaware, Florida, Georgia, Illinois, Maryland, New Jersey, Texas and Virginia. The Company also operates an escrow Company in California that performs escrow and loan closing functions primarily on homes built by the Company.

DISCONTINUED INSTITUTIONAL OPERATIONS
-------------------------------------

In the second quarter of 1995, the Company sold its institutional mortgage-securities administration business which included master servicing, securities administration, investor information services, and tax calculation and reporting. The current and prior period results for this business (formerly reported as institutional financial services), as well as the gain on the sale of the business, have been reported as discontinued operations in the consolidated statements of earnings. The Company's future earnings will no longer benefit from the results of these operations.

INVESTMENT OPERATIONS

The Company's investment operations hold certain assets, primarily mortgage-backed securities and notes receivable, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and notes receivable and the related borrowing rates. The Company may periodically realize gains from the sale of mortgage-backed securities from the portfolio.

LIMITED-PURPOSE SUBSIDIARIES
----------------------------

The Company's limited-purpose subsidiaries are no longer issuing mortgage-backed securities and mortgage-participation securities. They do continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues of the limited-purpose subsidiaries consist primarily of interest on mortgage collateral subject to bond indebtedness. Expenses consist primarily of interest on the outstanding bonds and amortization of deferred costs. Revenues, expenses and portfolio balances for the limited-purpose subsidiaries continue to decline as the mortgage collateral pledged to secure the bonds decreases due to scheduled principal payments, prepayments and exercises of early redemption provisions. Revenues have approximated expenses for the last three years. The Ryland Group, Inc., and subsidiaries have not guaranteed the debt of the limited-purpose subsidiaries.

ECONOMIC CONDITIONS
-------------------

The general economic conditions in the United States as well as the levels of interest rates and consumer confidence affect the Company's business. Higher interest rates may affect the ability of buyers to qualify for mortgage financing and decrease demand for new homes. As a result, the Company's home sales and mortgage originations generally will be negatively impacted by rising interest rates. Movements in interest rates may also affect the market value of the Company's investment portfolio. Prepayments, which are higher in a falling interest rate environment, reduce the value of loan servicing rights in the Company's loan servicing portfolio. The Company's business is also affected by local economic conditions, such as employment rates and housing demand in the markets in which it builds homes.

COMPETITION
-----------

The homebuilding segment competes with other homebuilders in its markets. Competition ranges from local builders, who may build only a few homes each year, to other large national homebuilding companies. In addition, the Company competes with other housing alternatives including existing homes and rental housing. Principal competitive factors in homebuilding are home price, design, quality, reputation, relationship with developers, availability and location of lots and availability of customer financing.

The financial-services segment competes with other mortgage bankers to arrange financing for home buyers and refinancing customers. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. The loan servicing operation of the financial-services segment competes with other loan servicers for loan servicing rights.

REGULATORY AND ENVIRONMENTAL MATTERS
------------------------------------

The homebuilding segment is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular locality. The homebuilding segment may also be subject to periodic delays in homebuilding projects due to building moratoria in any of the states in which it operates. Generally, such moratoria relate to insufficient water or sewage facilities or inadequate roads or local services.

The Company is also subject to various local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The homebuilding segment is subject to a variety of environmental conditions that can affect its business and its homebuilding projects. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive areas.

The Company's financial-services segment is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, and GNMA ("regulatory agencies") with respect to originating, processing, selling and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, the Company is required to submit to the regulatory agencies audited financial statements annually, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the regulatory agencies at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

EMPLOYEES
---------

At December 31, 1995, the Company employed 2,625 people. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

ITEM 2.    PROPERTIES

The Company leases office space for its corporate headquarters in Columbia, Maryland. In addition, the Company leases office space in the various markets in which it operates. The Company operates a building component plant in New Windsor, Maryland.


ITEM 3.    LEGAL PROCEEDINGS

Contingent liabilities may arise from the obligations incurred in the ordinary course of business, or from the usual obligations of on-site housing producers for the completion of contracts.

One current and two former officers of Ryland Mortgage Company ("RMC") have been notified that they are targets of a federal grand jury investigation concerning alleged misappropriation of funds from the Resolution Trust Corporation ("RTC"). The Company has been advised that the investigation relates to alleged overpayments to RMC of approximately $3 million under two mortgage-servicing contracts with the RTC. The Company is investigating this matter and, at this time, cannot predict how it will be resolved or whether the Company or RMC will incur any liability.

The Company is also party to various legal proceedings generally incidental to its businesses. Based on evaluation of the above matters and discussions with counsel, management believes that liabilities to the Company arising from these matters will not have a material adverse effect on the financial condition of the Company.

ITEM 4.    SUBMISSION TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.


SEPARATE ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                     Age       Position (date elected to position)
                                        Prior Business Experience
------------------------------------------------------------------------------
R. Chad Dreier                 48      Chairman of the Board of the Company
                                       (1994), President and Chief Executive
                                       Officer of the Company (1993).
                                       Executive Vice President and Chief
                                       Financial Officer of Kaufman and
                                       Broad Home Corporation and Chairman of
                                       Kaufman and Broad Mortgage Company
                                       (1986-1993).

Michael C. Brown               38      President of Ryland Mortgage Company
                                       (1996).  Chief Operating Officer
                                       of Ryland Mortgage Company (1995).
                                       Senior Vice President of Ryland
                                       Mortgage Company (1987).

J. Sidney Davenport IV         54      Vice President of the Company(1984) and
                                       Executive Vice President of Ryland
                                       Mortgage Company (1993).  Senior Vice
                                       President of Ryland Mortgage Company
                                       (1990).

Timothy R. Doyle               45      Senior Vice President of the Company
                                       (1991) and President of Mid-Atlantic
                                       Region (1994).  President of Midwest
                                       Region (1991).  Vice President
                                       -Operations of the Maryland Region
                                       (1976).

John M. Garrity                49      Senior Vice President of the Company
                                       and President of Southeast Region
                                       (1994).
                                       Division General Manager of Arvida
                                       Homes (1992-1994).  Project General
                                       Manager, Weston Residential Projects
                                       (1991-1992).

David Lesser                   40      Executive Vice President, General
                                       Counsel and Secretary of the Company
                                       (1995).
                                       Executive Vice President and General
                                       Counsel of Riggs National Corporation
                                       (1987-1995).

Michael D. Mangan              39      Executive Vice President and Chief
                                       Financial Officer of the Company
                                       (1994).
                                       Executive Vice President and Group
                                       Chief Financial Officer of GMAC
                                       Mortgage Corporation (1991-1994).

William R. Rollo               37      Senior Vice President of the Company
                                       and President of Southwest Region
                                       (1994).
                                       Executive Vice President of Scott
                                       Felder L.P. (1990-1994).

Frank J. Scardina              47      Senior Vice President of the Company
                                       (1994), President of West Region (1996)
                                       and President of California Region
                                       (1994). Vice President, Ryland Homes
                                       (1993).
                                       President of Birtcher Real Estate
                                       Ltd.(1991-1992).

Kipling W. Scott               41      Senior Vice President of the Company
                                       and President of Midwest Region (1994).
                                       Midwest Region Director of Land
                                       Resources & Planning (1993).
                                       President of Development Management
                                       Services, Inc. (1989-1993).

All officers are elected by the board of directors.

There are no family relationships, arrangements or understandings pursuant to which any of the officers listed were elected. For a description of employment and severance arrangements with certain executive officers of the Company, see page 12 of the Proxy Statement for the 1996 Annual Meeting of Stockholders.

PART II



ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS.

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices and Dividends" appearing on page 48 of the Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 6.    SELECTED FINANCIAL DATA.

The information required by this item is incorporated by reference from the section entitled "Selected Financial Data" appearing on page 21 of the Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 22 through 28 of the Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is incorporated by reference from the information appearing on pages 29 through 46 and from the section entitled "Quarterly Financial Data and Common Stock Prices and Dividends" appearing on page 48 of the Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal years ended December 31, 1995 and 1994, there were no disagreements between the Company and its accountants on any matter of accounting principle or financial statement disclosure.

PART III



ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information as to the Company's Directors is incorporated by reference from pages 3-4 and 7 of the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders. Information as to the Company's executive officers is shown under Part I as a separate item.


ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from pages 7-13 of the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference from pages 5 and 6 of the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this Item.

PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.


(a)    1.    Financial Statements.

             The following consolidated financial statements of The Ryland Group, Inc., and Subsidiaries, included in the Annual Report to Shareholders for the year ended
             December 31, 1995, are incorporated by reference in Item 8:

             Consolidated Statements of Earnings - years ended December 31, 1995, 1994, and 1993.

             Consolidated Balance Sheets - December 31, 1995 and 1994.

             Consolidated Statements of Stockholders' Equity - years ended December 31, 1995, 1994 and 1993.

             Consolidated Statements of Cash Flows - years ended December 31, 1995, 1994 and 1993.

             Notes to Consolidated Financial Statements.


(a)    2.    Financial Statement Schedules. (filed herewith)        Page No.

             Schedule II - Valuation and Qualifying Accounts           18




        Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in the financial statements or notes thereto.

(a)    3.    Exhibits

    Exhibit No.

        3.1        Charter of The Ryland Group, Inc., as amended.
                   (Incorporated by reference from Form 10-K for the year ended December 31, 1989)

        3.2        Bylaws of The Ryland Group, Inc., as amended.
                   (Filed Herewith)

        4.1        Rights Agreement dated as of December 17, 1986, between
                   The Ryland Group, Inc., and Maryland National Bank as amended by The First Amendment of Rights Agreement dated as of October 17, 1990.
                   (Incorporated by reference from Form 8 filed October
                   25, 1990)

        4.2        Articles Supplementary dated as of August 31, 1989.
                   (Incorporated by reference from Form 8-K filed September 12, 1989)

        4.3 Indenture dated as of November 2, 1989 between The Ryland Group, Inc., and Manufacturers Hanover Trust Company, as Trustee.
                   (Incorporated by reference from Exhibits to Registration Statement on Form S-3, Registration No. 33-28692)

        4.4 First Supplemental Indenture dated as of December 28, 1990, between The Ryland Group, Inc., and Manufacturers Hanover Trust Company, as Trustee.
                   (Incorporated by reference from Form 8-K filed
                   December 31, 1990)

        4.5 Indenture dated as of July 15, 1992, between The Ryland Group, Inc., and Security Trust Company, N.A., as Trustee. (Incorporated by reference from Form 8-K filed
                   August 6, 1992)

        4.6        Senior Subordinated Notes dated as of July 23, 1992.
                   (Incorporated by reference from Form 8-K filed
                   August 6, 1992)

        4.7        Senior Subordinated Notes dated as of November 4, 1993.
                   (Incorporated by reference from Registration Statement on Form S-3, Registration No. 33-48071)

        10.1 Lease Agreement between Seventy Corporate Center Limited Partnership and The Ryland Group, Inc., dated
                   April 17, 1990.
                   (Incorporated by reference from Form 10-K for the year ended December 31, 1990)

        10.2 (A) 1992 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

        10.3 (A)   1992 Non-Employee Director Equity Plan of
                   The Ryland Group, Inc., as amended.
                   (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1994)

(A) Executive Compensation Plan or Arrangement

    Exhibit No.

        10.4 Restated Credit Agreement dated as of July 21, 1995, between The Ryland Group, Inc., and certain banks. (Filed Herewith)

        10.5       Restated Loan and Security Agreement dated as of
                   June 16, 1995, between Ryland Mortgage Company; Associates Mortgage Funding Corporation; BankOne, Texas, N.A.; and certain lenders.
                   (Filed Herewith)

        10.6 (A)   Employment Agreement dated as of December 31, 1994, between
                   R. Chad Dreier and The Ryland Group, Inc.
                   (Incorporated by reference from Form 10-K for the year ended December 31, 1994)

        10.7 (A) Employment Agreement dated as of September 18, 1995, between Michael D. Mangan and The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended September 30, 1995)

        10.8 (A) Employment Agreement dated as of September 18, 1995, between David Lesser and The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended September 30, 1995)

        11         Statement Re Computation of Per Share Earnings.
                   (Filed Herewith)

        13         Annual Report to Shareholders for the year ended
                   December 31, 1995.
                   (Filed Herewith)

        21         Subsidiaries of the Registrant.
                   (Filed Herewith)

        23         Consent of Ernst & Young LLP, Independent Auditors.
                   (Filed Herewith)

        24         Power of Attorney.
                   (Filed Herewith)

        27.        Financial Data Schedule.
                   (Filed Herewith)

(A) Executive Compensation Plan or Arrangement


(b)    Reports on Form 8-K filed in the fourth quarter of 1995:

       Form 8-K was filed with the Securities and Exchange Commission on December 19, 1995.

                     The Ryland Group, Inc., and Subsidiaries
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                       (dollar amounts in thousands)

               Balance at   Charged to   Charged    Deductions     Balance at
               Beginning    Costs and    to Other      and           End of
Description    of Period     Expenses    Accounts    Transfers(1)   Period (2)
------------------------------------------------------------------------------
Valuation allowance:
Homebuilding inventories

1995           $ 31,853     $  7,000     $    0     $(30,550)      $  8,303
1994             53,333            0          0      (21,480)        31,853
1993             20,422       43,000          0      (10,089)        53,333


Valuation allowance:
Investment in and advances
to joint ventures

1995           $  1,573     $  7,000     $    0     $   (640)      $  7,933
1994              1,669            0          0          (96)         1,573
1993              1,180        2,680          0       (2,191)         1,669

(1) In 1995, the Company adopted a new accounting standard, Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FASB 121). As part of the implementation of FASB 121, the carrying basis of inventories to be held and used was written down by the remaining amount of valuation reserves provided under prior accounting rules. Deductions for homebuilding inventories, prior to the adoption of FASB 121, were generally due to normal inventory turnover resulting from home closings or land sales.

(2) Balances as of December 31, 1995, represent valuation allowances for assets to be disposed of.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.


By:     /s/ Michael D. Mangan                    March 26, 1996
        ---------------------
        Michael D. Mangan
        Executive Vice President and
        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Principal Executive Officer:


/s/ R. Chad Dreier                                     March 26, 1996
------------------
R. Chad Dreier
Chief Executive Officer



Principal Financial Officer:


/s/ Michael D. Mangan                                  March 26, 1996
---------------------
Michael D. Mangan
Chief Financial Officer



Principal Accounting Officer:


/s/ Stephen B. Cook                                    March 26, 1996
-------------------
Stephen B. Cook
Corporate Controller


The Board of Directors: Andre W. Brewster; James A. Flick, Jr.;
R. Chad Dreier; Robert J. Gaw; Leonard M. Harlan; L. C. Heist;
William L. Jews; William G. Kagler; John H. Mullin, III; Charlotte St. Martin; John O. Wilson.



By:        /s/ R. Chad Dreier           March 26, 1996
           ------------------
           R. Chad Dreier
           For Himself and as Attorney-in-Fact

                                                                  Page Of
                                                                Sequentially
                                                              Numbered Pages
                                                              --------------
                             INDEX OF EXHIBITS


   3.2     Bylaws of The Ryland Group, Inc., as amended            21-31

  10.4     Restated Credit Agreement dated as of
           July 21, 1995, between The Ryland Group, Inc.,
           and certain banks                                       32-116

  10.5     Restated Loan and Security agreement dated
           as of June 16, 1995, between Ryland Mortgage
           Company; Associates Mortgage Funding Corporation;
           BankOne, Texas, N.A.; and certain lenders              117-184

  11       Statement Re Computation of Per Share Earnings             185

  13       Annual Report to Shareholders for the
           year ended December 31, 1995                           186-212

  21       Subsidiaries of the Registrant                             213

  23       Consent of Ernst & Young LLP, Independent Auditors         214

  24       Power of Attorney                                          215

  27       Financial Data Schedule                                    216