Form 10-Q
period 1996-03-31
RYLAND GROUP INC
filed 1996-05-14
CIK 85974

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q
                                -----------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                               --------------
                             or

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on May 3, 1996 was 15,784,691.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              March 31, 1996 (unaudited) and
              December 31, 1995                                     1-2

            Consolidated Statements of Earnings
              for the three months ended
              March 31, 1996 and 1995 (unaudited)                     3

            Consolidated Statements of Cash Flows
              for the three months ended March 31,
              1996 and 1995 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-7

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            8-14

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        15

  Item 6.   Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                           16

INDEX OF EXHIBITS                                                    17

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                               (amounts in thousands)

                                                 March 31,        December 31,
                                                   1996              1995
                                                ----------        ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    32,641       $    54,518
   Housing inventories:
      Homes under construction                      360,245           332,272
      Land under development and improved lots      217,389           205,646
                                                  ---------         ---------
      Total inventories                             577,634           537,918
   Property, plant and equipment                     34,086            34,662
   Purchase price in excess of net assets acquired   21,317            21,575
   Other assets                                      42,363            47,903
                                                  ----------        ---------
                                                    708,041           696,576
                                                  ----------        ---------


FINANCIAL SERVICES:
   Cash and cash equivalents                          1,216             1,474
   Mortgage loans held for sale, net                297,571           285,001
   Mortgage-backed securities and
      notes receivable, net                         120,346           112,544
   Mortgage servicing rights, net                     9,056             7,814
   Other assets                                      39,777            42,586
                                                  ----------        ---------
                                                    467,966           449,419
                                                  ----------        ---------


OTHER ASSETS:
   Collateral for bonds payable of
      limited-purpose subsidiaries                  332,905           375,146
   Net deferred taxes                                40,021            41,259
   Other                                             16,036            18.389
                                                  ----------        ---------

    TOTAL ASSETS                                $ 1,564,969       $ 1,580,789
                                                ============      ===========
See notes to consolidated financial statements.

                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                   March 31       December 31,
                                                    1996             1995
                                                 ------------     ------------
                                                (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities       $    60,163       $    78,853
   Long-term debt                                   433,675           396,607
                                                 ------------     -----------
                                                    493,838           475,460
                                                 ------------     -----------

FINANCIAL SERVICES:
   Accounts payable and other liabilities            29,717            27,219
   Short-term notes payable                         379,059           367,469
                                                 ------------     -----------
                                                    408,776           394,688
                                                 ------------     -----------

OTHER LIABILITIES:
   Bonds payable of limited-purpose subsidiaries    323,944           364,672
   Other                                             35,365            44,845
                                                 ------------     -----------

    TOTAL LIABILITIES                             1,261,923         1,279,665

STOCKHOLDERS'  EQUITY

   Convertible preferred stock, $1 par value
     Authorized - 1,400,000 shares
     Issued - 922,693 shares
             (943,097 for 1995)                         923               943
   Common stock, $1 par value
     Authorized - 78,600,000 shares
     Issued - 15,774,667 shares
             (15,681,891 for 1994)                   15,775            15,682
   Paid-in capital                                  117,136           115,611
   Retained earnings                                178,110           179,937
   Net unrealized gain on
      mortgage-backed securities                      3,220             2,550
   Due from RSOP Trust                              (12,118)          (13,599)
                                                 -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                      303,046           301,124

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,564,969       $ 1,580,789
                                                 ===========      ===========

STOCKHOLDERS' EQUITY PER COMMON SHARE           $     18.64       $     18.69

See notes to consolidated financial statements.

                   The Ryland Group, Inc. and subsidiaries
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)
                  (amounts in thousands, except share data)

                                                Three months ended March 31,
                                                     1996           1995
                                                 ---------       --------
REVENUES:
   Homebuilding:
     Residential revenue	                         $  294,808        $  311,792
     Other revenue                                    2,867	               517
                                                  ----------       ----------
   Total homebuilding revenue	                       297,675	           312,309
   Financial services                                21,769            22,887
   Limited-purpose subsidiaries                       7,989            10,001
                                                  ----------       ----------
   Total revenues                                   327,433           345,197

EXPENSES:
   Homebuilding:
      Cost of sales                                 257,043           275,718
      Interest expense                                5,794             7,509
      Selling, general and administrative            33,497            33,369
                                                  ----------       ----------
       Total homebuilding expenses                  296,334           316,596

   Financial services:
      Interest expense                                5,799             5,540
      General and administrative                     12,742            11,850
                                                  ----------       ----------
       Total financial services expenses             18,541            17,390

   Limited-purpose subsidiaries expenses              7,989             9,994

   Corporate expenses                                 3,004             3,680
                                                  ----------       ----------
   Total expenses                                   325,868           347,660

Earnings (loss) from continuing operations
     before taxes                                     1,565            (2,463)

Tax expense (benefit)                                   626              (985)
                                                  ----------       ----------
Net earnings (loss) from continuing operations          939            (1,478)

Discontinued Operations:
  Earnings from discontinued operations
   (net of taxes - $1,433)                                0             2,151
                                                  ----------       ----------
NET EARNINGS                                      $     939         $     673
                                                  ==========       ==========

Preferred dividends                               $     510        $      579
Net earnings available to common shareholders     $     429        $       94

NET EARNINGS PER COMMON SHARE:
   Primary:
      Net earnings (loss) from continuing
       operations                                 $    0.03        $    (0.13)
      Discontinued operations                          0.00              0.14
                                                  -----------     -----------
       Net earnings                               $    0.03        $     0.01
                                                  ===========     ===========
   Fully diluted: (1)
      Net earnings (loss) from continuing
       operations                                 $    0.03        $    (0.13)
      Discontinued operations                          0.00              0.14
                                                  -----------     -----------
       Net earnings                               $    0.03        $     0.01
                                                  ===========     ===========

Dividends per common share                        $    0.15        $     0.15
Dividends per preferred share                     $    0.55        $     0.55

(F1) In 1996 and 1995 conversion of preferred shares is not assumed due to an anti-dilutive effect.

                        The Ryland Group, Inc. and subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, amounts in thousands)

                                                   Three months ended March 31
                                                      1996              1995
                                                   ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                     $    939         $    673
   Adjustments to reconcile net earnings to
     net cash provided by (used for)
     operating activities:

     Depreciation and amortization                     7,820            6,103
     Gain on sale of mortgage-backed
       securities - available-for-sale                     0           (3,072)
     Increase in inventories                         (39,716)          (2,055)
     Net change in other assets, payables
       and other liabilities                         (17,614)         (12,651)
     Equity in losses of/distributions
       from unconsolidated joint ventures                765              173
     (Increase) decrease in mortgage
       loans held for sale, net                      (12,570)          33,927
     Increase in mortgage-backed
       securities - trading                           (7,437)               0
                                                   ----------        ---------
   Net cash (used for) provided by
       operating activities                          (67,813)          23,098
                                                   ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to property, plant and equipment     (4,870)          (5,361)
   Principal reduction of mortgage collateral         27,976           12,848
   Principal reduction of mortgage-backed
     securities - available-for-sale                   4,704            2,641
   Sales of mortgage-backed securities-
     available-for-sale                                    0           43,660
   Principle reduction of mortgage-backed
     securities-held-to-maturity                       5,054            5,998
   Decrease in funds held by trustee                   5,981            6,724
   Other investing activities, net                    (1,641)               0
                                                   ----------        ---------
   Net cash provided by investing activities          37,204           67,188
                                                   ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term notes payable    11,590         (109,732)
   Cash proceeds of long-term debt                    54,006           51,379
   Reduction of long-term debt                       (16,938)          (3,980)
   Bond principal payments                           (41,109)         (17,151)
   Common and preferred stock dividends               (2,863)          (2,904)
   Other financing activities, net                     3,788              809
                                                   ----------        ---------
   Net cash provided by (used for)
       financing activities                            8,474          (81,579)
                                                   ----------        ---------
Net (decrease) increase in cash
  and cash equivalents                               (22,135)           8,707
Cash and cash equivalents at beginning of year        55,992           26,826
                                                   ----------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  33,857        $  35,533
                                                   ==========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest (net of
        capitalized interest)                      $  21,194        $  22,771
     Cash paid for income taxes (net of
        refund received in 1996 and 1995)          $  (2,989)       $  (7,140)
                                                   ==========        =========

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)


Note 1. Segment Information

                                               Three months ended March 31,
                                                   1996             1995
                                                  ------           ------
Pretax earnings (loss) from continuing operations:
     Homebuilding                               $   1,341        $ (4,287)
     Financial services (1)                         3,228           5,497
     Corporate and other (2)                       (3,004)         (3,673)
                                                ----------       ---------
     Total                                      $   1,565        $ (2,463)
                                                ==========       =========

(F1) Excludes pretax operating results of the institutional mortgage securities administration business for the three months ended March 31, 1995 of $3,584.

(F2) The Company is no longer in the securities issuance business and, therefore, the limited-purpose subsidiaries are no longer reported as a separate business segment. Amounts related to the limited-purpose subsidiaries are combined with corporate expenses and reflected in the above table as "Corporate and other."

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (the "Company"). Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of March 31, 1996, the consolidated statements of earnings for the three months ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1995 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1996 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 annual report to shareholders.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

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

Fully diluted net earnings per common share additionally gives effect to the assumed conversion of the preferred shares held by The Ryland Group, Inc. Retirement and Stock Ownership Plan Trust (the "RSOP Trust") into common stock, as well as the amount of the additional RSOP Trust contribution required to fund the difference between the RSOP Trust's earnings from preferred share dividends and the RSOP Trust's potential earnings from common share dividends after an assumed conversion. However, the effect of the RSOP Trust was not dilutive for the first quarters ending March 31, 1996 and 1995.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 3.  Discontinued Operations

On June 30, 1995, pursuant to an Asset Purchase Agreement dated April 10, 1995, the Company completed the sale of its institutional mortgage securities administration business for a purchase price of $47 million in cash. The Company's institutional mortgage-securities administration business included master servicing, securities administration, investor information services, and tax calculation and reporting. The prior period results for this business (formerly reported as institutional financial services) have been reported as discontinued operations in the accompanying consolidated statements of earnings.

There were no operating results from the discontinued business for the first quarter of 1996 as the sale occurred in the second quarter of 1995. Revenues from operations of the discontinued business were $6.2 million for the three months ended March 31, 1995. Earnings from operations of the discontinued business were $2.2 million (net of taxes of $1.4 million), or $.14 per share, for the three months ended March 31, 1995.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the first quarter of 1996, the Company reported consolidated net earnings of $.9 million, or $.03 per share. This compares with 1995 first quarter consolidated net earnings of $.7 million, or $.01 per share, and a 1995 first quarter net loss from continuing operations of $1.5 million, or $.13 per share. The Company's results from continuing operations for the first quarter of 1995 excluded net earnings of $2.2 million, or $.14 per share, from the discontinued institutional mortgage securities administrations business.

The Company's homebuilding segment recorded pretax earnings of $1.3 million for the first quarter of 1996, compared with a pretax loss of $4.3 million for the same period last year. The improvement reflects an increase in gross profit margins from 11.7 percent in 1995 to 13.6 percent in 1996, which more than offset the impact of lower closing volume.

The Company's financial services segment reported pretax earnings of $3.2 million for the first quarter of 1996, compared with $5.5 million for the same period in 1995. The decline from last year's results is primarily due to a first quarter 1995 gain of $3.1 million from the sale of mortgage-backed securities.

In the second quarter of 1995, the Company sold its institutional mortgage-securities administration business consistent with its long-term strategy to focus on its core homebuilding and retail mortgage-finance operations. Future results for the financial services segment will continue to be negatively impacted by the elimination of this business. For financial reporting purposes, net operating earnings of the institutional mortgage-securities administration business, amounting to $2.2 million for the three months ended March 31, 1995, have been reported as discontinued operations.

The Company's limited-purpose subsidiaries are no longer issuing mortgage-backed securities and mortgage-participation securities. They do continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues, expenses, and portfolio balances for the limited-purpose subsidiaries continue to decline as the mortgage collateral pledged to secure the bonds decreases due to scheduled principal payments, prepayments and exercises of early redemption rights.

Corporate expenses were $3.0 million for the first quarter of 1996, down $.7 million from the same period last year due to lower information system costs and reductions in other operating expenses.

HOMEBUILDING

The Company's homebuilding segment reported pretax earnings of $1.3 million for the first quarter of 1996, compared with a pretax loss of $4.3 million for the same period last year.

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):

                                          Three months ended March 31,
                                                1996          1995
                                               ------        ------
Revenues                                    $297,675       $312,309

Gross profit                                  40,632         36,591
Selling, general and
 administrative expenses                      33,497         33,369
Interest expense                               5,794          7,509
                                            ---------      ---------
Pretax earnings (loss)                      $  1,341        $(4,287)
                                            =========      =========

Operational Unit Data:
 (includes joint ventures)
New Orders (units)                             2,403          2,560
Closings (units)                               1,733          1,998
Outstanding contracts at
March 31,
  Units                                        3,414          3,115
  Dollar Value                              $608,990       $518,740

Average Closing Price
 (excludes unconsolidated
 joint ventures)                            $170,000       $157,000

The gross profit margin for the first quarter of 1996 was 13.6 percent, a significant improvement from the 11.7 percent reported for the first quarter of 1995. This represents the third consecutive quarter in which gross profit margins have increased compared with the immediately preceding quarter. The improvement is primarily attributable to a greater volume of closings from new, higher-margin communities with new product and better land positions. The sale of older inventories in the California and Mid-Atlantic regions and the Company's focus on reducing unsold homes under construction negatively impacted gross margins during 1995, particularly in the first half of the year.

Homebuilding revenues amounted to $298 million for the first quarter of 1996, down 4.7 percent from $312 million for the same period last year. The decline in revenue was due to lower closings for the quarter which were partially offset by an increase in the average closing price. Closings were down in the first quarter in part due to adverse weather conditions in several markets.

Total homebuilding new orders for the first quarter of 1996 decreased by 6.1 percent from the first quarter of 1995 as growth in new markets was more than offset by the lower sales in the Mid-Atlantic region. Sales in several markets were affected by adverse weather conditions and volume in the Mid-Atlantic region was also impacted by the Company's decision to reallocate capital to other markets.

Outstanding contracts at March 31, 1996 were 3,414 compared with 3,115 at March 31, 1995 and 2,744 at December 31, 1995. Outstanding contracts represent the Company's backlog of sold but not closed homes, which generally are built and closed, subject to cancellations, over the next two quarters. The value of outstanding contracts as of March 31, 1996 was $609.0 million, an increase of 17.3 percent from March 31, 1995 and 27.6 percent from December 31, 1995.

Selling, general and administrative expenses as a percent of revenues were
11.3 percent for the first quarter of 1996 compared with 10.7 percent for the same period of 1995. The overall increase as a percentage of revenues was in part due to the decline in the revenue base. General and administrative expenses, excluding selling expenses, increased as a percentage of revenues compared with the same period last year. This increase is primarily due to the costs of entering new markets, some of which are nonrecurring. Selling expenses declined as a percentage of revenues compared with the first quarter of 1995. This decrease is primarily related to reduced sales and marketing expenses, which were higher in the first quarter of 1995 due to new merchandising programs and marketing initiatives directed at reducing unsold inventories.

Interest expense for the first quarter of 1996 decreased $1.7 million compared with the same period of 1995. This decrease was due to a decline in average homebuilding borrowings compared with the quarter ended March 31, 1995, combined with a lower average cost of funds and an increase in the amount of interest capitalized due to an increase in land under development.


FINANCIAL SERVICES

The financial services segment, which excludes the results of the discontinued institutional mortgage securities administration business, reported pretax earnings of $3.2 million for the first quarter of 1996, compared with $5.5 million for the first quarter of 1995.

Pretax earnings by line of business were as follows (amounts in thousands):

                                                     Three months
                                                    ended March 31,
                                                   1996         1995
                                                 ------       ------
Retail                                          $ 1,862      $ 1,143
Investments                                       1,366        4,354
                                               --------     --------
Total                                           $ 3,228      $ 5,497
                                                =======     ========

The increase in retail pretax earnings in the first quarter of 1996 was more than offset by a lower level of investment earnings. Results of investment operations in the first quarter of 1995 included a $3.1 million gain from the sale of mortgage-backed securities. There were no sales of mortgage-backed securities in the first quarter of 1996. The decline in investment earnings will likely continue as the Company's investment portfolio declines.

Revenues and expenses for the financial services segment were as follows:

                                                            Three months
                                                           ended March 31,
                                                          1996         1995
                                                         ------       ------
Revenues:
Interest and
  net origination fees                                  $  4,198     $  3,034
Net gains on sales of mortgages
  and servicing rights                                     5,551        3,026
Loan servicing                                             7,430        8,693
Title/escrow                                               1,198        1,019
                                                        ---------    ---------
     Total retail revenues                                18,377       15,772
Revenues from investment
  operations                                               3,392        7,115
                                                        ---------    ---------
Total revenues                                            21,769       22,887

Expenses:
   Interest                                                5,799        5,540
   General and administrative                             12,742       11,850
                                                        ---------    ---------
Total expenses                                            18,541       17,390
                                                        ---------    ---------
 Pretax earnings                                        $  3,228     $  5,497
                                                        =========    =========

Revenues for the financial services segment decreased for the first quarter of 1996 as higher retail revenues from increased origination activity and higher gains on sales of mortgage servicing rights were more than offset by lower investment revenues and a decrease in loan servicing revenues due to a decline in the Company's loan servicing portfolio. Investment revenues declined because there were no sales of mortgage-backed securities in 1996. Interest expense increased as a result of a higher level of warehouse borrowings required to fund the increased volume of originations. General and administrative expenses were up in part as a result of costs associated with the Company's 1996 process reengineering initiatives.

In February 1996, the Company announced the sale of its wholesale mortgage operations. The sale of this business, which was part of the retail operations of the financial services segment, could result in a decline in mortgage originations in 1996. However, the sale of this business is not expected to have a significant impact on the future operating results of the financial services segment.

Retail Operations:
- ------------------

Retail operations include mortgage origination, loan servicing and title/escrow services for retail customers.

A summary of origination activities is as follows:

                                                              Three months
                                                             ended March 31,
                                                           1996          1995
                                                         ------        ------
Dollar volume of mortgages
  originated (in millions)                                $  484       $  328
Number of mortgages originated                             3,784        2,662

Percentage of total closings:
  Ryland Homes closings                                      30%          40%
  Other closings                                             70%          60%
                                                         -------       ------
                                                            100%         100%
                                                         =======       ======

Mortgage origination volume increased by 42 percent in the first quarter compared with the first quarter of last year reflecting the favorable interest rate environment in the early part of the first quarter.

The Company earns interest on mortgages held for sale and pays interest on borrowings secured by the mortgages. Significant data related to these activities are as follows:

                                                              Three months
                                                             ended March 31,
                                                            1996       1995
                                                          ------       ------
Net interest earned
 (in thousands)                                             $1,551     $1,160
Average balance of
  mortgages held for sale
 (in millions)                                                $235       $155
Net interest spread                                           2.7%       3.0%

Net interest earned increased due to an increase in the average balance of mortgages held for sale partially offset by a lower net interest spread.

The Company services loans that it originates as well as loans originated by others. Loan servicing portfolio balances were as follows at March 31, (in billions):

                                                        1996         1995
                                                       ------       ------
Originated                                              $2.4         $2.7
Acquired                                                 3.4          3.9
Subserviced                                               .2           .1
                                                       ------       ------
  Total portfolio                                       $6.0         $6.7
                                                       ======       ======

The decrease in the portfolio balance is primarily attributable to normal mortgage prepayment activity.

Investment Operations:
- ----------------------

The Company's investment operations hold certain assets, primarily mortgage-backed securities, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings for the three months ended March 31, were as follows (in thousands):

                                                               Three months
                                                              ended March 31,
                                                              1996      1995
                                                             ------    ------
Sale of mortgage-backed securities                          $     0    $ 3,124
Interest and other income                                     3,392      3,991
                                                            --------   -------
     Total revenues                                           3,392      7,115
Interest and other expenses                                   2,026      2,761
                                                            -------     ------
Pretax earnings                                             $ 1,366    $ 4,354
                                                            ========   =======

Significant data from the investment operations are as follows:

                                                               Three months
                                                              ended March 31,
                                                              1996      1995
                                                             ------    ------
Net interest earned
 (in thousands)                                             $ 1,026  $ 1,493
Average balance outstanding
 (in millions)                                              $   111  $   153
Net interest spread                                            3.9%     3.9%

The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The decrease in the net interest earned between periods is primarily due to a decline in the average investment portfolio balance outstanding.

FINANCIAL CONDITION AND LIQUIDITY


The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment borrowings include an unsecured revolving credit facility, senior notes, senior subordinated notes and nonrecourse secured notes payable. The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and changes in working capital. This facility was renewed in July 1995 for a three-year period and total borrowing capacity was increased from $250 million to $400 million. As of March 31, 1996, the outstanding borrowings under this facility were $188 million, compared with $137 million as of December 31, 1995. In addition, the Company had letters of credit outstanding under this facility totaling $22.1 million at March 31, 1996 and $23.0 million at December 31, 1995. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At March 31, 1996, such notes payable outstanding amounted to $5.8 million, compared with $4.5 million at December 31, 1995. Senior notes amounting to $15 million matured and were paid off in January 1996.

Housing inventories increased to $577.6 million as of March 31, 1996, from $537.9 million as of the end of 1995. This primarily represents normal seasonal increases in sold homes under construction.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. In June 1995, the Company renewed its bank facility which provides up to $325 million for mortgage warehouse funding and $40 million for working capital advances, and extended the maturity of the facility to May 1997. Other borrowing arrangements as of March 31, 1996 included repurchase agreement facilities aggregating $925 million, a $100 million revolving credit facility used to finance investment portfolio securities and a $35 million credit facility to be used for the short-term financing of optional bond redemptions. At March 31, 1996 and December 31, 1995, the combined borrowings of the financial services segment outstanding under all agreements were $379.1 million and $367.5 million, respectively.

Mortgage loans, notes receivable, and mortgage-backed securities held by the limited-purpose subsidiaries are pledged as collateral for the issued bonds, the terms of which provide for the retirement of all bonds from the proceeds of the collateral. The source of cash for the bond payments is cash received from the mortgage loans, notes receivable and mortgage-backed securities.

The Ryland Group, Inc. has not guaranteed the debt of the financial services segment or limited-purpose subsidiaries.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings


One current and two former officers of Ryland Mortgage Company ("RMC") have been notified that they are targets of a federal grand jury investigation concerning alleged misappropriation of funds from the Resolution Trust Corporation ("RTC"). The Company has been advised that the investigation relates to alleged overpayments to RMC of approximately $3 million under three mortgage servicing contracts with the RTC. The Company is investigating this matter, and at this time cannot predict how it will be resolved or whether the Company or RMC will be targets of the investigation or will incur any liability.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the financial condition of the Company.

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

  B. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 1996.

                                  SIGNATURES
                                 ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              -----------------------
                              Registrant



May 14, 1996               By: /s/ Michael D. Mangan
- ------------                   --------------------------
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





May 14, 1996               By: /s/ Stephen B. Cook
- ------------                   ------------------------
Date                            Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)

                              INDEX OF EXHIBITS

A. Exhibits                                                      Page of
                                                               Sequentially
Exhibit No.                                                   Numbered Pages
- -----------                                                  ----------------

   11         Statement Re computation of earnings
               per share (filed herewith)                               20

   27         Financial Data Schedule                                   21

EXHIBIT 11  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS:
(amounts in thousands, except share data)


                                               Three months ended March 31,
                                                    1996            1995
                                                ------------    -----------
PRIMARY:

Net earnings (loss) from
   continuing operations                        $       939     $    (1,478)
Discontinued operations                                   0           2,151
                                                ------------    ------------
Net earnings                                            939             673
Adjustment for dividends on
    convertible preferred shares                       (510)           (579)
                                                ------------    ------------
Adjusted net earnings                           $       429     $        94
                                                ============    ============
Weighted average common shares
    outstanding                                  15,728,283      15,497,575

Common stock equivalents:
  Stock options                                      25,364           5,004
  Employee incentive plans                          170,417         197,947
                                                ------------    -----------
Total                                            15,924,064      15,700,526
                                                ============    ===========
Primary earnings (loss) per common share
   from continuing operations                   $      0.03     $     (0.13)
Discontinued operations                                0.00            0.14
                                                -----------    ------------
Primary earnings per common share               $      0.03     $      0.01
                                                ============    ============

FULLY DILUTED: (1)

Net earnings (loss) from
   continuing operations                        $       939     $    (1,478)
Discontinued operations                                   0           2,151
                                                ------------    ------------
Net earnings                                            939             673
Adjustment for dividends on
    convertible preferred shares                       (510)           (579)
                                                ------------    ------------
Adjusted net earnings                           $       429     $        94
                                                ============    ============
Weighted average common shares
    outstanding                                  15,728,283      15,497,575

Common stock equivalents:
  Stock options                                      25,364           5,004
  Employee incentive plans                          170,417         197,947
                                                ------------    -----------
Total                                            15,924,064      15,700,526
                                                ============    ===========
Fully diluted (loss) per common share
   from continuing operations                   $      0.03     $     (0.13)
Discontinued operations                                0.00            0.14
                                                -----------    ------------
Fully diluted earnings per common share         $      0.03     $      0.01
                                                ============    ============

(F1) For the three months ended March 31, 1996 and 1995, no adjustments have been made for incremental dividends on preferred stock or to common stock equivalents for convertible preferred stock as these adjustments would be anti-dilutive.