Form 10-Q
period 1996-06-30
RYLAND GROUP INC
filed 1996-08-14
CIK 85974

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q
                                -----------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996
                               --------------
                             or

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on August 2, 1996 was 15,805,585.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              June 30, 1996 (unaudited) and
              December 31, 1995                                     1-2

            Consolidated Statements of Earnings
              for the three and six months ended
              June 30, 1996 and 1995 (unaudited)                     3

            Consolidated Statements of Cash Flows
              for the six months ended June 30,
              1996 and 1995 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-7

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            8-16

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        17

  Item 4.   Submission of Matters to a Vote of
               Security Holders                                      18

  Item 6.   Exhibits and Reports on Form 8-K                         18

SIGNATURES                                                           19

INDEX OF EXHIBITS                                                    20

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                               (amounts in thousands)

                                                 June 30,       December 31,
                                                   1996              1995
                                                ----------        ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    34,797       $    54,518
   Housing inventories:
      Homes under construction                      370,057           332,272
      Land under development and improved lots      223,390           205,646
                                                  ---------         ---------
      Total inventories                             593,447           537,918

   Property, plant and equipment                     34,298            34,662
   Purchase price in excess of net assets acquired   21,059            21,575
   Other assets                                      40,480            47,903
                                                  ----------        ---------
                                                    724,081           696,576
                                                  ----------        ---------


FINANCIAL SERVICES:
   Cash and cash equivalents                            993             1,474
   Mortgage loans held for sale, net                196,817           285,001
   Mortgage-backed securities and
      notes receivable, net                         136,404           112,544
   Mortgage servicing rights, net                    10,022             7,814
   Other assets                                      40,633            42,586
                                                  ----------        ---------
                                                    384,869           449,419
                                                  ----------        ---------


OTHER ASSETS:
   Collateral for bonds payable of
      limited-purpose subsidiaries                  305,307           375,146
   Net deferred taxes                                39,997            41,259
   Other                                             12,765            18,389
                                                  ----------        ---------

    TOTAL ASSETS                                $ 1,467,019       $ 1,580,789
                                                ============      ===========
See notes to consolidated financial statements.

                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                   June 30,      December 31,
                                                    1996             1995
                                                 ------------     ------------
                                                  (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities       $    68,287       $    78,853
   Long-term debt                                   435,162           396,607
                                                 ------------     -----------
                                                    503,449           475,460
                                                 ------------     -----------

FINANCIAL SERVICES:
   Accounts payable and other liabilities            26,817            27,219
   Short-term notes payable                         296,573           367,469
                                                 ------------     -----------
                                                    323,390           394,688
                                                 ------------     -----------

OTHER LIABILITIES:
   Bonds payable of limited-purpose subsidiaries    297,357           364,672
   Other                                             37,340            44,845
                                                 ------------     -----------

    TOTAL LIABILITIES                             1,161,536         1,279,665

STOCKHOLDERS' EQUITY

   Convertible preferred stock, $1 par value
     Authorized - 1,400,000 shares
     Issued - 903,672 shares
             (943,097 for 1995)                         904               943
   Common stock, $1 par value
     Authorized - 78,600,000 shares
     Issued - 15,726,266 shares
             (15,681,891 for 1995)                   15,726            15,682
   Paid-in capital                                  116,825           115,611
   Retained earnings                                180,756           179,937
   Net unrealized gain on
      mortgage-backed securities                      3,050             2,550
   Due from RSOP Trust                              (11,778)          (13,599)
                                                 -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                      305,483           301,124

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,467,019       $ 1,580,789
                                                 ===========      ===========

STOCKHOLDERS' EQUITY PER COMMON SHARE           $     18.84       $     18.69

See notes to consolidated financial statements.

                     The Ryland Group, Inc. and subsidiaries
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                     (unaudited)
                     (amounts in thousands, except share data)

                                Three months                  Six months
                               ended June 30,               ended June 30,
                              1996          1995          1996           1995
                             --------      --------   --------      -------
REVENUES:
   Homebuilding:
      Residential revenues     $  380,832    $  355,894  $  675,640 $ 667,686
      Other revenues                7,550           315      10,417       832
                                 --------    ----------- ----------   -------
   Total homebuilding revenues    388,382       356,209     686,057   668,518
   Financial services              18,335        23,472      40,104    46,359
   Limited-purpose subsidiaries     7,537         9,547      15,526    19,548
                                 --------    ----------- ----------   - -----

       Total revenues             414,254       389,228     741,687   734,425

EXPENSES:
   Homebuilding:
      Cost of sales               335,117       316,121     592,160   591,839
      Interest expense              6,261         6,785      12,055    14,294
      Selling, general and
       administrative              37,377        37,959      70,874    71,328
                                 --------    ----------- ----------   - -----
       Total homebuilding
        expenses                  378,755       360,865     675,089   677,461

   Financial services:
      Interest expense              4,834         5,627      10,633    11,167
      General and administrative   11,021        11,556      23,763    23,406
                                 --------    ----------- ----------   - -----
       Total financial
        services expenses          15,855        17,183      34,396    34,573

   Limited-purpose subsidiaries
    expense                         7,537         9,545      15,526    19,539

   Corporate expenses               3,062         3,171       6,066     6,851
                                 --------    ----------- ----------   - -----

   Total expenses                 405,209       390,764     731,077   738,424

Earnings (loss) from continuing
  operations before taxes           9,045        (1,536)     10,610    (3,999)

Tax expense (benefit)               3,618          (614)      4,244    (1,600)
                                  --------    ----------- ----------   - -----

Net earnings (loss) from
  continuing operations             5,427          (922)      6,366    (2,399)

Discontinued Operations:
   Earnings from discontinued
     operations (net of taxes
      of $778 & $2,212)                 0         1,168           0     3,318
   Gain on sale of discontinued
    operations (net of taxes
     of $13,025)                        0        19,538           0    19,538
                                 --------    ----------- ----------   - -----
NET EARNINGS                   $    5,427     $  19,784   $   6,366 $  20,457
                               ===========    ===========  ========  =========

Preferred dividends             $     499     $     560   $   1,009 $   1,139
Net earnings available for
      common shareholders       $   4,928     $  19,224   $   5,357 $  19,318

NET EARNINGS PER COMMON SHARE:
  Primary:
    Net earnings (loss) from
     continuing operations       $   0.31     $ (0.09)    $    0.34 $   (0.22)
    Discontinued Operations          0.00        1.31          0.00      1.45
                                  --------    ----------- ----------   - -----
    Net earnings                 $   0.31    $   1.22      $   0.34  $   1.23
                                  ==========   ==========    =======  ========
 Fully diluted: (1)
    Net earnings (loss) from
     continuing operations       $   0.31    $  (0.07)     $   0.34  $  (0.17)
    Discontinued Operations          0.00        1.23          0.00      1.36
                                  --------    ----------- ----------   - -----
    Net earnings                 $   0.31    $   1.16      $   0.34  $   1.19
                                   =========   ==========    ========= =======

AVERAGE COMMON SHARES OUTSTANDING:
     PRIMARY                     15,955,000  15,764,000  15,949,000 15,727,000
     FULLY DILUTED (1)           16,868,000  16,807,000  15,949,000 16,812,000
                                 ==========  =========== ========== ==========

(1) For the six months ended June 30, 1996, conversion of preferred shares is not assumed due to an antidilutive effect.

See notes to consolidated financial statements.

                        The Ryland Group, Inc. and subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, amounts in thousands)

                                                   Six months ended June 30,
                                                      1996              1995
                                                   ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                     $  6,366         $ 20,457
   Adjustments to reconcile net earnings to
     net cash provided by (used for)
     operating activities:
     Depreciation and amortization                    15,882           13,563
     Gain on sale of mortgage-backed
       securities - available-for-sale                     0           (3,878)
     Gain on sale of discontinued operations               0          (32,563)
     (Increase) decrease in inventories              (55,529)          19,983
     Net change in other assets, payables
       and other liabilities                          (9,864)           9,981
     Equity in earnings of/distributions
       from unconsolidated joint ventures              1,746            1,125
     Decrease (increase) in mortgage
       loans held for sale, net                       88,184          (54,678)
                                                   ----------        ---------
   Net cash provided by (used for)
       operating activities                           46,785          (26,010)
                                                   ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to property, plant and equipment    (10,659)         (14,661)
   Proceeds from sale of discontinued operations           0           47,000
   Principal reduction of mortgage collateral         50,667            6,844
   Principal reduction of mortgage-backed
     securities - available-for-sale                   5,843            3,912
   Purchases of mortgage-backed securities
     - available-for-sale                             (8,572)               0
   Sales of mortgage-backed securities-
     available-for-sale                                    0           56,982
   Principle reduction of mortgage-backed
     securities-held-to-maturity                      11,083           30,554
   (Increase) decrease in funds held by trustee       (9,930)           5,274
   Other investing activities, net                    (2,963)             678
                                                   ----------        ---------
   Net cash provided by investing activities          35,469          136,583
                                                   ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term notes payable              (70,896)         (21,738)
   Cash proceeds of long-term debt                    58,062            5,108
   Reduction of long-term debt                       (19,508)         (42,474)
   Bond principal payments                           (68,155)         (42,425)
   Common and preferred stock dividends               (5,734)          (5,808)
   Other financing activities, net                     3,775            1,281
                                                   ----------        ---------
   Net cash used for financing activities           (102,456)        (106,056)
                                                   ----------        ---------
Net (decrease) increase in cash
  and cash equivalents                               (20,202)           4,517
Cash and cash equivalents at beginning of year        55,992           26,826
                                                   ----------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  35,790        $  31,343
                                                   ==========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest (net of
        capitalized interest)                      $  41,845        $  44,475
     Cash paid for income taxes (net of
        refund received in 1996 and 1995)          $  (2,999)       $   2,887
                                                   ==========        =========

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)

Note 1. Segment Information

                                               Three months ended June 30,
                                                   1996             1995
                                                  ------           ------
Pretax earnings (loss) from continuing operations:
     Homebuilding                               $   9,627        $ (4,656)
     Financial services (1)                         2,480           6,289
     Corporate and other (2)                       (3,062)         (3,169)
                                                ----------       ---------
     Total                                      $   9,045        $ (1,536)
                                                ==========       =========

(1) Excludes pretax operating results of the institutional mortgage securities administration business for the three months ended June 30, 1995 of $1,946.

(2) The Company's limited-purpose subsidiaries are no longer issuing mortgage-backed securities and mortgage-participation securities and therefore, are no longer reported as a separate business segment. Amounts related to the limited-purpose subsidiaries are combined with corporate expenses and reflected in the above table as "Corporate and other."

                                               Six months ended June 30,
                                                   1996             1995
                                                  ------           ------
Pretax earnings (loss) from continuing operations:
     Homebuilding                               $  10,968        $ (8,943)
     Financial services (1)                         5,708          11,786
     Corporate and other (2)                       (6,066)         (6,842)
                                                ----------       ---------
     Total                                      $  10,610        $ (3,999)
                                                ==========       =========

(1) Excludes pretax operating results of the institutional mortgage securities administration business for the six months ended June 30, 1995 of $5,530.

(2) The Company's limited-purpose subsidiaries are no longer issuing mortgage-backed securities and mortgage-participation securities and therefore, are no longer reported as a separate business segment. Amounts related to the limited-purpose subsidiaries are combined with corporate expenses and reflected in the above table as "Corporate and other."

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (the "Company"). Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of June 30, 1996, the consolidated statements of earnings for the three and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1995 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1996 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 annual report to shareholders.

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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

Fully diluted net earnings per common share additionally gives effect to the assumed conversion of the preferred shares held by The Ryland Group, Inc. Retirement and Stock Ownership Plan Trust (the "RSOP Trust") into common stock, as well as the amount of the additional RSOP Trust contribution required to fund the difference between the RSOP Trust's earnings from preferred share dividends and the RSOP Trust's potential earnings from common share dividends after an assumed conversion. However, the effect of the RSOP Trust was not dilutive for the six months ended June 30, 1996.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 3.  Discontinued Operations

On June 30, 1995, the Company completed the sale of its institutional mortgage securities administration business for a purchase price of $47 million in cash. The Company's institutional mortgage-securities administration business included master servicing, securities administration, investor information services, and tax calculation and reporting. The prior period results for this business (formerly reported as institutional financial services) have been reported as discontinued operations in the accompanying consolidated statements of earnings.

Revenues from operations of the discontinued business were $6.6 million and $13.7 million for the three and six months ended June 30, 1995, respectively. Earnings from operations of the discontinued business were $1.2 million, or $.07 per share, and $3.3 million, or $.21 per share, (net of taxes of $.8 million and $2.2 million, respectively), for the three and six months ended June 30, 1995, respectively.

The Company reported a net gain from the sale of the institutional mortgage securities administration business of $19.5 million (net of taxes of $13.0 million), or $1.24 per share, in the second quarter of 1995.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the second quarter of 1996, the Company reported consolidated net earnings of $5.4 million, or $.31 per share. This compares with a 1995 second quarter net loss of $.9 million, or $.09 per share, from continuing operations, and 1995 second quarter consolidated net earnings, including the gain on sale and operating results of the discontinued institutional mortgage securities administration business, of $19.8 million, or $1.22 per share.

The Company's homebuilding segment recorded pretax earnings of $9.6 million for the second quarter of 1996, compared with a pretax loss of $4.7 million for the same period last year. The improvement was driven by improved gross profit margins as well as pretax gains of $3.7 million from land sales.

The Company's financial services segment reported pretax earnings of $2.5 million for the second quarter of 1996, compared with $6.3 million for the same period in 1995. The decline from last year's results was due to a decrease in retail earnings which was partially offset by an increase in investment earnings.

In the second quarter of 1995, the Company sold its institutional mortgage-securities administration business which was consistent with its long-term strategy to focus on its core homebuilding and retail mortgage-finance operations and to invest additional capital into its homebuilding operations. The Company realized a net gain on the sale of $19.5 million. Future results for the financial services segment will continue to be negatively impacted by the elimination of this business.

For the first six months of 1996, the Company reported consolidated net earnings of $6.4 million, or $.34 per share. This compares with a 1995 first half net loss of $2.4 million, or $.22 per share, from continuing operations, and 1995 first half consolidated net earnings, including the gain on the sale and operating results of the discontinued institutional mortgage securities administration business, of $20.5 million, or $1.23 per share.

For the first six months of 1996, the homebuilding segment reported pretax earnings of $11.0 million, compared with a pretax loss of $8.9 million for the same period in 1995. The improvement reflects an increase in gross profit margins as well as pretax gains of $3.9 million from land sales, the combination of which more than offset the impact of lower closings. The financial services segment reported pretax earnings of $5.7 million for the first six months of 1996, compared with $11.8 million for the same period in 1995. The decline from last year's results is primarily due to lower gains from the sale of mortgages and mortgage servicing rights, and a lower level of investment earnings.

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

Corporate expenses were $3.1 million for the second quarter of 1996 and $6.1 million for the six months ended June 30, 1996, down $.1 million and $.8 million, respectively, from the same period last year primarily due to lower information system costs and reductions in other operating expenses.


HOMEBUILDING

The Company's homebuilding segment reported pretax earnings of $9.6 million for the second quarter of 1996, compared with a pretax loss of $4.7 million for the same period last year. For the six months ended June 30, 1996, homebuilding reported pretax earnings of $11.0 million compared with a pretax loss of $8.9 million.

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):

                                Three months ended           Six months ended
                                     June 30,                     June 30,
                                 1996      1995             1996       1995
                                ------    ------           ------     ------
Revenues                      $388,382   $356,209         $686,057   $668,518

Gross profit                    53,265     40,088           93,897     76,679
Selling, general and
 administrative expenses        37,377     37,959           70,874     71,328
Interest expense                 6,261      6,785           12,055     14,294
                              ---------  ---------        ---------  --------
Pretax earnings (loss)        $  9,627   $ (4,656)        $ 10,968   $ (8,943)
                              =========  =========        =========  ========

Operational Unit Data:
 (includes joint ventures)
New orders (units)               2,060      2,618            4,463      5,178
Closings   (units)               2,195      2,218            3,928      4,216
Outstanding contracts at
June 30,
  Units                                                      3,279      3,515
  Dollar Value                                            $580,753   $602,882

Average Closing Price
 (excludes unconsolidated
 joint ventures)              $173,000   $162,000         $172,000   $160,000

The gross profit margin for the second quarter and first half of 1996 was 13.7 percent, a significant increase from the 11.3 percent and 11.5 percent reported for the respective 1995 periods. The second quarter of 1996 is the third consecutive quarter in which gross profit margins have shown significant improvement over the prior year quarter. Increased closings from newer communities and gains from land sales contributed to the 1996 margin improvement while the sale of older inventories in the California and Mid-Atlantic regions and the Company's focus on reducing unsold homes under construction negatively impacted gross margins during 1995.

Homebuilding revenues amounted to $388 million for the second quarter of 1996, an increase of 9.0 percent over the same period last year, primarily due to an increase in average closing price. The increase in average closing price was partially offset by a slight decline in closings reflecting slower sales in the first quarter of this year due in part to inclement weather conditions. Homebuilding revenues were $686 million for the first six months, an increase of 2.6 percent over the same period last year, primarily due to a higher average closing price, which more than offset a 6.8 percent decline in closings.

Total homebuilding new orders for the second quarter of 1996 decreased by 21.3 percent to 2,060 homes from the second quarter of 1995 and decreased 13.8 percent to 4,463 homes for the first six months of 1996. Higher interest rates and delays in opening new communities have negatively impacted sales. Volume in the Mid-Atlantic region was also impacted by the Company's decision to reallocate capital to other markets.

Outstanding contracts at June 30, 1996 were 3,279 compared with 3,515 at June 30, 1995 and 2,744 at December 31, 1995. Outstanding contracts represent the Company's backlog of sold, but not closed homes, which generally are built and closed, subject to cancellations, over the next two quarters. The value of outstanding contracts at June 30, 1996 was $580.8 million, a decrease of 3.7 percent from June 30, 1995 and an increase of 21.7 percent from December 31, 1995.

Selling, general and administrative expenses as a percent of revenues were 9.6 percent for the second quarter of 1996 compared with 10.7 percent for the same period of 1995. For the six months ended June 30, 1996, selling, general and administrative expenses were 10.3 percent compared with 10.7 percent for the same period of 1995. The declines in the second quarter and first half are reflective of the Company's ongoing efforts to control costs, including the efficiencies gained from $2.2 million in reorganization costs incurred during the second quarter of 1995 to consolidate certain operations.

Interest expense for the second quarter and first half of 1996 decreased $.5 million and $2.2 million, respectively, compared with the same periods of 1995. These decreases were primarily due to a lower average cost of funds.

FINANCIAL SERVICES

The financial services segment, excluding the results of the discontinued institutional mortgage securities administration business, reported pretax earnings of $2.5 million for the second quarter and $5.7 million for the first six months of 1996, compared with $6.3 million for the second quarter and $11.8 million for the first six months of 1995.

Pretax earnings by line of business were as follows (amounts in thousands):

                          Three months                 Six months
                         ended June 30,               ended June 30,
                       1996         1995             1996       1995
                     -------      -------           --------    -------
Retail               $   430      $ 4,702           $  2,292    $ 5,845
Investments            2,050        1,587              3,416      5,941
                     -------     --------            -------   --------
Total                $ 2,480      $ 6,289           $  5,708    $11,786
                    ========     ========           ========   ========

The declines in retail pretax earnings for the second quarter and first six months of 1996 were primarily due to lower gains on sales of mortgages and mortgage servicing rights.

Pretax investment earnings increased for the three months ended June 30, 1996, primarily due to a higher interest spread on the portfolio and income related to the early redemption of certain securities. Pretax investment earnings for the six months ended June 30, 1996, were down due to gains on sales of mortgage-backed securities in 1995 which did not recur in 1996.

Revenues and expenses for the financial services segment were as follows:

                                      Three months             Six months
                                     ended June 30,           ended June 30,
                                    1996         1995        1996        1995
                                   ------       ------      ------       -----
Revenues:
Interest and
  net origination fees           $  3,554     $  3,669      $  7,752  $  6,703
Net gains on sales of mortgages
  and servicing rights		      1,678        6,278         7,229     9,304
Loan servicing                      7,461        8,366        14,891    17,059
Title/escrow                        1,562        1,308         2,760     2,327
                                ---------    ---------       -------  --------
   Total retail revenues           14,255       19,621        32,632    35,393
Revenues from investment
  operations                        4,080        3,851         7,472    10,966
                                ---------    ---------      ---------  -------
Total revenues                     18,335       23,472        40,104    46,359

Expenses:
   Interest                         4,834        5,627        10,633    11,167
   General and administrative      11,021       11,556        23,763    23,406
                                ---------    ---------      ---------  -------
Total expenses                     15,855       17,183        34,396    34,573
                                ---------    ---------      ---------  -------
 Pretax earnings                 $  2,480     $  6,289      $  5,708   $11,786
                                =========    =========      ========   =======

Revenues for the financial services segment decreased 22 percent and 13 percent for the three and six months ended June 30, 1996, respectively, as compared with the same periods of 1995, primarily due to lower gains from sales of mortgages and mortgage servicing rights and a decline in servicing revenues reflecting a lower portfolio balance. The higher revenues reported in 1995 included a second quarter $2.5 million gain from a bulk sale of mortgage servicing rights. Investment revenues in the first half of the year were lower reflecting the absence of gains on the sale of mortgage-backed securities which favorably impacted 1995 results.

Interest expense declined 14 percent and 5 percent for the three and six months ended June 30, 1996, respectively, as compared with the same periods of 1995, as a result of lower cost of borrowings. General and administrative expenses were down 4.6 percent for the second quarter and were up slightly for the first half of 1996 as compared with the same periods of 1995. The increase for the first six months reflects costs related to re-engineering the mortgage origination process in order to improve efficiencies and reduce future costs.


Retail Operations:
- ------------------

Retail operations include mortgage origination, loan servicing and title/escrow services for retail customers.

A summary of origination activities is as follows:

                                    Three months             Six months
                                   ended June 30,           ended June 30,
                                 1996         1995         1996        1995
                                ------       ------      ------      ------
Dollar volume of mortgages
  originated (in millions)      $  393       $  469      $  877      $  797
Number of mortgages originated   2,933        3,698       6,717       6,360

Percentage of total closings:
  Ryland Homes closings            48%          34%         38%         36%
  Other closings                   52%          66%         62%         64%
                               -------       ------      ------      ------
                                  100%         100%        100%        100%

Mortgage origination volume decreased by 21 percent in the second quarter compared with the same period last year. This decrease is primarily attributable to the sale of the wholesale mortgage operations which was completed in May 1996. The sale of this business has resulted in a decline in mortgage originations in 1996, but is not expected to have a significant impact on future financial results. Wholesale loan originations for the second quarter of 1996 decreased by 77 percent to 288 compared with 1,279 for 1995. For the first six months of 1996, wholesale loan originations decreased 19 percent to 1,776 compared with 2,189 for the first half of 1995. Retail loan originations increased nine percent compared with the second quarter of 1995 and eighteen percent compared with the first half of 1995.

The Company earns interest on mortgages held for sale and pays interest on borrowings secured by the mortgages. Significant data related to these activities are as follows:

                                    Three months              Six months
                                   ended June 30,          ended June 30,
                                 1996         1995        1996         1995
                                ------       ------      ------       ------
Net interest earned
 (in thousands)                 $1,992       $1,276      $3,543       $2,436
Average balance of
  mortgages held for sale
 (in millions)                    $180         $182              $207         $169
Net interest spread               4.4%         2.8%        3.4%         2.9%

Net interest earned increased for the second quarter compared with 1995 due to a higher net interest spread. For the first six months of 1996, net interest earned increased due to a higher net interest spread and an increase in the average balance of mortgages held for sale.


The Company services loans that it originates as well as loans originated by others. Loan servicing portfolio balances were as follows at June 30, (in billions):

                                                        1996         1995
                                                       ------       ------
Originated                                              $2.4         $2.5
Acquired                                                 3.2          3.7
Subserviced                                               .2           .3
                                                       ------       ------
  Total portfolio                                       $5.8         $6.5
                                                       ======       ======

The decrease in the portfolio balance is primarily attributable to normal mortgage prepayment activity.

Investment Operations:
- ----------------------

The assets of the Company's investment operations primarily consist of mortgage-backed securities which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Revenues and expenses were as follows (in thousands):

                                       Three months              Six months
                                      ended June 30,            ended June 30,
                                      1996      1995           1996      1995
                                     ------    ------         ------    ------
Sale of mortgage-backed securities  $     0    $   807      $     0    $ 3,931
Interest and other income             4,080      3,044        7,472      7,035
                                   --------    -------      --------   -------
     Total revenues                   4,080      3,851        7,472     10,966
Interest and other expenses           2,030      2,264        4,056      5,025
                                    -------     ------       -------    ------
Pretax earnings                     $ 2,050    $ 1,587      $ 3,416    $ 5,941
                                    ========   =======      ========   =======

Interest and other income includes $.7 million and $1.3 million for the three and six months ended June 30, 1996, respectively, related to the early redemption of certain securities.

Significant data concerning the Company's investment operations are as follows:

                                       Three months              Six months
                                      ended June 30,            ended June 30,
                                      1996      1995           1996      1995
                                    -------   ------         ------    ------
Net interest earned
 (in thousands)                     $ 1,192    $ 1,060       $ 2,218   $ 2,553
Average balance outstanding
 (in millions)                      $   115   $   118       $   113   $   136
Net interest spread                     4.1%      3.7%          3.9%      3.8%

The Company earns a net interest spread on the investment portfolio reflecting the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. An increase in the net interest spread for the three months ended June 30, 1996 is the primary reason for the improved net interest earned for that period. A decrease in the average balance outstanding for the six months ended June 30, 1996 resulted in the decrease in the net interest earned for that period.

FINANCIAL CONDITION AND LIQUIDITY


The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment borrowings include an unsecured revolving credit facility, senior notes, senior subordinated notes and nonrecourse secured notes payable. The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and changes in working capital. This facility was renewed in July 1995 for a three-year period and total borrowing capacity was increased from $250 million to $400 million. As of June 30, 1996, the outstanding borrowings under this facility were $192 million, compared with $137 million as of December 31, 1995. In addition, the Company had letters of credit outstanding under this facility totaling $21.5 million at June 30, 1996 and $22.2 million at December 31, 1995. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At June 30, 1996, such notes payable outstanding amounted to $3.4 million, compared with $4.5 million at December 31, 1995. Senior notes amounting to $15 million matured and were paid off in both January and July of 1996. In addition, $5 million in principal of senior notes was prepaid in July 1996.

On July 8, 1996, the Company successfully completed the issuance of $100 million of 10.5% senior notes due 2006. The Company used the net proceeds of the offering to repay amounts outstanding under the revolving credit facility.

Housing inventories increased to $593.4 million as of June 30, 1996, from $537.9 million as of the end of 1995. This represents normal seasonal increases in sold homes under construction as well as investment in new markets.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. In June 1996, the Company extended the maturity of its bank facility to May 1998. The bank facility provides up to $325 million for mortgage warehouse funding and $40 million for working capital advances. Other borrowing arrangements as of June 30, 1996 included repurchase agreement facilities aggregating $925 million, a $100 million revolving credit facility used to finance investment portfolio securities and a $35 million credit facility to be used for the short-term financing of optional bond redemptions. At June 30, 1996 and December 31, 1995, the combined borrowings of the financial services segment outstanding under all agreements were $296.6 million and $367.5 million, respectively.

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

Note: Certain statements in Management's Discussion and Analysis of Results of Operation and Financial Condition may be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuations in interest rates, increases in raw materials and labor costs, and general competitive factors.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings


In 1995, one current and two former officers of Ryland Mortgage Company ("RMC") were notified that they were targets of a federal grand jury investigation concerning alleged misappropriation of funds from the Resolution Trust Corporation ("RTC"). The Company has been advised that the investigation relates to alleged overpayments to RMC of approximately $3.4 million under three mortgage servicing contracts with the RTC. In a related matter, in July 1996, the RTC (acting through its successor, the FDIC) requested reimbursement from RMC of the $3.4 million, interest thereon and additional amounts relating to these and other mortgage-servicing contracts. The Company is investigating these matters and at this time cannot predict how they will be resolved, or whether the Company or RMC will be targets of the investigation, parties to any civil litigation or incur any liability.


The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the financial condition of the Company.

PART II.  OTHER INFORMATION (con't)

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 17, 1996. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934 to elect directors of the Company for the ensuing year and to approve the appointment of Ernst & Young LLP as independent public accountants for the Company for 1996.

Proxies representing 14,722,919 shares of stock eligible to vote at the meeting, or 93.8 percent of the outstanding shares, were voted in connection with the election of directors. The ten incumbent directors nominated by the Company were elected with a minimum of 14,581,086 votes. The following is a separate tabulation with respect to the vote for each nominee:

Name                        Total Votes For           Total Votes Withheld
- -----                       ---------------           --------------------
R. Chad Dreier                14,611,627                     111,292
James A. Flick, Jr.           14,621,886                     101,033
Robert J. Gaw                 14,621,286                     101,633
Leonard M. Harlan             14,621,886                     101,033
L.C. Heist                    14,621,886                     101,033
William L. Jews               14,621,886                     101,033
William G. Kagler             14,581,086                     141,833
John H. Mullin, III           14,621,886                     101,033
Charlotte St. Martin          14,621,771                     101,148
John O. Wilson                14,621,886                     101,033

Ernst & Young LLP was approved as the independent public accountants for the Company for 1996 by 99.3 percent of the shares voting. The following is a breakdown of the vote on such matter:

     For                      Against                      Abstain
     ---                      ------                       -------
   14,619,083                 46,973                        56,863

                                                                 Page Number
                                                                ------------
Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits

     11       Statement Re computation of earnings
               per share (filed herewith)                                 21

     27       Financial Data Schedule                                     22

  B. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 1996.

                                  SIGNATURES
                                 ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              -----------------------
                              Registrant



August 14, 1996            By: /s/ Michael D. Mangan
- ----------------               --------------------------
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





August 14, 1996             By: /s/ Stephen B. Cook
- ---------------                ------------------------
Date                            Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)

                              INDEX OF EXHIBITS

A. Exhibits                                                      Page of
                                                               Sequentially
Exhibit No.                                                   Numbered Pages
- -----------                                                  ----------------

   11         Statement Re computation of earnings
               per share (filed herewith)                               21

   27         Financial Data Schedule                                   22






1