Form 10-Q
period 1996-09-30
RYLAND GROUP INC
filed 1996-11-14
CIK 85974

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q
                                -----------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------
                             or

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on November 5, 1996 was 15,836,297.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              September 30, 1996 (unaudited) and
              December 31, 1995                                     1-2

            Consolidated Statements of Earnings
              for the three and nine months ended
              September 30, 1996 and 1995 (unaudited)                 3

            Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              1996 and 1995 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-7

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            8-16

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        17

  Item 6.   Exhibits and Reports on Form 8-K                         18

SIGNATURES                                                           19

INDEX OF EXHIBITS                                                    20

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                               (amounts in thousands)

                                              September 30,       December 31,
                                                  1996               1995
                                               ----------        ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    30,670       $    54,518
   Housing inventories:
      Homes under construction                      378,485           332,272
      Land under development and improved lots      234,018           205,646
                                                  ---------         ---------
      Total inventories                             612,503           537,918

   Property, plant and equipment                     33,921            34,662
   Purchase price in excess of net assets acquired   20,801            21,575
   Other assets                                      44,751            47,903
                                                  ----------        ---------
                                                    742,646           696,576
                                                  ----------        ---------


FINANCIAL SERVICES:
   Cash and cash equivalents                          1,090             1,474
   Mortgage loans held for sale, net                163,761           285,001
   Mortgage-backed securities and
      notes receivable, net                         139,770           112,544
   Mortgage servicing rights, net                     9,646             7,814
   Other assets                                      43,059            42,586
                                                  ----------        ---------
                                                    357,326           449,419
                                                  ----------        ---------


OTHER ASSETS:
   Collateral for bonds payable of
      limited-purpose subsidiaries                  266,311           375,146
   Net deferred taxes                                38,884            41,259
   Other                                             10,552            18,389
                                                  ----------        ---------

    TOTAL ASSETS                                $ 1,415,719       $ 1,580,789
                                                ============      ===========
See notes to consolidated financial statements.

                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                September 30,     December 31,
                                                    1996              1995
                                                 ------------     ------------
                                                  (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities       $    76,992       $    78,853
   Long-term debt                                   439,436           396,607
                                                 ------------     -----------
                                                    516,428           475,460
                                                 ------------     -----------

FINANCIAL SERVICES:
   Accounts payable and other liabilities            22,381            27,219
   Short-term notes payable                         275,026           367,469
                                                 ------------     -----------
                                                    297,407           394,688
                                                 ------------     -----------

OTHER LIABILITIES:
   Bonds payable of limited-purpose subsidiaries    257,796           364,672
   Other                                             35,575            44,845
                                                 ------------     -----------

    TOTAL LIABILITIES                             1,107,206         1,279,665

STOCKHOLDERS' EQUITY

   Convertible preferred stock, $1 par value
     Authorized - 1,400,000 shares
     Issued - 886,555 shares
             (943,097 for 1995)                         887               943
   Common stock, $1 par value
     Authorized - 78,600,000 shares
     Issued - 15,818,907 shares
             (15,681,891 for 1995)                   15,819            15,682
   Paid-in capital                                  117,456           115,611
   Retained earnings                                182,454           179,937
   Net unrealized gain on
      mortgage-backed securities                      2,770             2,550
   Due from RSOP Trust                              (10,873)          (13,599)
                                                 -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                      308,513           301,124

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,415,719       $ 1,580,789
                                                 ===========      ===========

STOCKHOLDERS' EQUITY PER COMMON SHARE           $     18.89       $     18.69

See notes to consolidated financial statements.

                The Ryland Group, Inc. and subsidiaries
                  CONSOLIDATED STATEMENTS OF EARNINGS
                                 (unaudited)
                (amounts in thousands, except share data)

                                                Three months
                                             ended September 30,
                                              1996          1995
                                            --------      --------
REVENUES:
   Homebuilding:
      Residential revenues                $  374,834     $  371,810
      Other revenues                           1,869            190
                                          -----------    -----------
   Total homebuilding revenues               376,703        372,000
   Financial services                         18,997         21,530
   Limited-purpose subsidiaries                6,758          9,057
                                          -----------    -----------
       Total revenues                        402,458        402,587

EXPENSES:
   Homebuilding:
      Cost of sales                          326,178        324,916
      Interest expense                         8,236          7,891
      Selling, general and administrative     36,958         38,896
                                           ----------     ----------
       Total homebuilding expenses           371,372        371,703

   Financial services:
      Interest expense                         4,305          6,590
      General and administrative               9,831         11,108
                                           ----------     ----------
       Total financial services expenses      14,136         17,698

   Limited-purpose subsidiaries expense        6,758          9,014

   Corporate expenses                          2,730          3,042
                                            ---------     ----------
   Total expenses                            394,996        401,457

Earnings before taxes                          7,462          1,130

Tax expense                                    2,985            452
                                            ----------     ----------
NET EARNINGS                              $    4,477      $     678
                                           ===========    ===========

Preferred dividends                       $      490      $     533
Net earnings available for
      common shareholders                 $    3,987      $     145

NET EARNINGS PER COMMON SHARE:
  Primary:
    Net earnings                          $     0.25      $    0.01
                                          ===========    ===========
 Fully diluted: (1)
    Net earnings                          $     0.25      $    0.01
                                          ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING:
     PRIMARY                              15,935,000    15,812,000
     FULLY DILUTED (1)                    15,935,000    15,812,000
                                         ===========    ===========

(1) For the three months ended September 30, 1996 and 1995 conversion of preferred shares is not assumed due to an antidilutive effect.

See notes to consolidated financial statements.


            The Ryland Group, Inc. and subsidiaries
              CONSOLIDATED STATEMENTS OF EARNINGS
                            (unaudited)
             (amounts in thousands, except share data)

                                                  Nine months
                                               ended September 30,
                                              1996          1995
                                            --------      --------
REVENUES:
   Homebuilding:
      Residential revenues                $1,050,474     $1,039,496
      Other revenues                          12,286          1,022
                                          -----------    -----------
   Total homebuilding revenues             1,062,760      1,040,518
   Financial services                         59,101         67,889
   Limited-purpose subsidiaries               22,284         28,605
                                          -----------    -----------
       Total revenues                      1,144,145      1,137,012

EXPENSES:
   Homebuilding:
      Cost of sales                          918,338        916,755
      Interest expense                        20,291         22,185
      Selling, general and administrative    107,832        110,224
                                           ----------     ----------
       Total homebuilding expenses         1,046,461      1,049,164

   Financial services:
      Interest expense                        14,938         17,757
      General and administrative              33,594         34,514
                                           ----------     ----------
       Total financial services expenses      48,532         52,271

   Limited-purpose subsidiaries expense       22,284         28,553

   Corporate expenses                          8,796          9,893
                                            ---------     ----------
   Total expenses                          1,126,073      1,139,881

Earnings (loss) from continuing
  operations before taxes                     18,072         (2,869)

Tax expense (benefit)                          7,229         (1,148)
                                           ----------     ----------
Net earnings (loss) from
  continuing operations                       10,843         (1,721)

Discontinued Operations:
   Earnings from discontinued operations
    (net of taxes of $2,212)                       0          3,318
   Gain on sale of discontinued operations
    (net of taxes of $13,025)                      0         19,538
                                           ----------     ----------
NET EARNINGS                               $  10,843     $   21,135
                                           ===========    ===========

Preferred dividends                        $   1,499     $    1,672
Net earnings available for
      common shareholders                  $   9,344     $   19,463

NET EARNINGS PER COMMON SHARE:
  Primary:
    Net earnings (loss) from continuing
      operations                            $   0.59        $ (0.21)
    Discontinued Operations                     0.00           1.45
                                          ----------     -----------
    Net earnings                            $   0.59        $  1.24
                                          ===========    ===========
 Fully diluted: (1)
    Net earnings (loss) from continuing
      operations                            $   0.59        $ (0.15)
    Discontinued Operations                     0.00           1.36
                                          -----------    -----------
    Net earnings                            $   0.59        $  1.21
                                          ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING:
     PRIMARY                              15,932,000      15,752,000
     FULLY DILUTED (1)                    15,932,000      16,787,000
                                         ===========    ===========

(1) For the nine months ended September 30, 1996, conversion of preferred shares is not assumed due to an antidilutive effect.

See notes to consolidated financial statements.

                        The Ryland Group, Inc. and subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, amounts in thousands)

                                               Nine months ended September 30,
                                                      1996              1995
                                                   ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                     $ 10,843         $ 21,135

	Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:

     Depreciation and amortization                    23,504           24,462
     Gain on sale of mortgage-backed
       securities - available-for-sale                  (657)          (4,772)
     Gain on sale of discontinued operations               0          (32,563)
     (Increase) decrease in inventories              (74,585)           6,253
     Net change in other assets, payables
       and other liabilities                         (10,683)          14,608
     Equity in earnings of / distributions
       from unconsolidated joint ventures                948            1,049
     Increase in mortgage-backed securities-trading     (798)               0
     Decrease (increase) in mortgage
       loans held for sale, net                      121,240          (96,500)
                                                   ----------        ---------
   Net cash provided by (used for)
       operating activities                           69,812          (66,328)
                                                   ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to property, plant and equipment    (15,878)         (23,064)
   Proceeds from sale of discontinued operations           0           47,000
   Principal reduction of mortgage collateral         57,071           35,923
   Principal reduction of mortgage-backed
     securities - available-for-sale                  19,127            4,907
   Purchases of mortgage-backed securities-
     available-for-sale                               (8,572)               0
   Sales of mortgage-backed securities-
     available-for-sale                               10,876           68,003
   Principal reduction of mortgage-backed
     securities- held-to-maturity                     15,306           23,562
   (Increase) decrease in funds held by trustee       (8,758)           3,375
   Other investing activities, net                    (2,239)               8
                                                   ----------        ---------
   Net cash provided by investing activities          66,933          159,714
                                                   ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term notes payable               (92,443)         (2,403)
   Cash proceeds of long-term debt                    103,062          39,177
   Reduction of long-term debt                        (60,233)        (18,266)
   Bond principal payments                           (108,542)        (65,840)
   Common and preferred stock dividends                (8,595)         (8,680)
   Other financing activities, net                      5,774           1,521
                                                   ----------        ---------
   Net cash used for financing activities            (160,977)        (54,491)
                                                   ----------        ---------
Net(decrease)increase in cash and cash equivalents    (24,232)         38,895
Cash and cash equivalents at beginning of year         55,992          26,826
                                                   ----------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $   31,760        $ 65,721
                                                   ==========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest (net of
        capitalized interest)                      $   61,483        $ 67,819
     Cash paid for income taxes (net of
        refund received in 1996 and 1995)          $   (2,492)       $ 16,787
                                                   ==========        =========
See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)


Note 1. Segment Information

                                             Three months ended September 30,
                                                   1996             1995
                                                  ------           ------
Pretax earnings (loss):
     Homebuilding                               $   5,331        $    297
     Financial services                             4,861           3,832
     Corporate and other (1)                       (2,730)         (2,999)
                                                ----------       ---------
     Total                                      $   7,462        $  1,130
                                                ==========       =========


                                              Nine months ended September 30,
                                                   1996             1995
                                                  ------           ------
Pretax earnings (loss) from continuing operations:
     Homebuilding                               $  16,299        $ (8,646)
     Financial services (2)                        10,569          15,618
     Corporate and other (1)                       (8,796)         (9,841)
                                                ----------       ---------
     Total                                      $  18,072        $ (2,869)
                                                ==========       =========

(1) The Company is no longer in the securities issuance business and, therefore, the limited-purpose subsidiaries are no longer reported as a separate business segment. Amounts related to the limited-purpose subsidiaries are combined with corporate expenses and reflected in the above table as "Corporate and other."

(2) Excludes pretax operating results of the institutional mortgage securities administration business for the nine months ended September 30, 1995 of $5,530.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (the "Company"). Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of September 30, 1996, the consolidated statements of earnings for the three and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1995 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1996 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 annual report to shareholders.

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

Fully diluted net earnings per common share additionally gives effect to the assumed conversion of the preferred shares held by The Ryland Group, Inc. Retirement and Stock Ownership Plan Trust (the "RSOP Trust") into common stock, as well as the amount of the additional RSOP Trust contribution required to fund the difference between the RSOP Trust's earnings from preferred share dividends and the RSOP Trust's potential earnings from common share dividends after an assumed conversion. However, the effect of the RSOP Trust was not dilutive for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996.

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

There were no revenues from the operations of the discontinued business for the third quarter of 1995 as the sale occurred in the second quarter. Revenues from operations of the discontinued business were $11.4 million for the nine months ended September 30, 1995. Earnings from operations of the discontinued business were $3.3 million, or $.21 per share, (net of taxes of $2.2 million), for the nine months ended September 30, 1995.

The Company reported a net gain from the sale of the institutional mortgage securities administration business of $19.5 million (net of taxes of $13.0 million), or $1.24 per share, in the second quarter of 1995.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the third quarter of 1996, the Company reported consolidated net earnings of $4.5 million, or $.25 per share, compared with $.7 million, or $.01 per share, for the third quarter of 1995.

The Company's homebuilding segment reported pretax earnings of $5.3 million for the third quarter of 1996, compared with pretax earnings of $.3 million for the same period last year. The $5.0 million increase was attributable to improved gross profit margins as well as lower selling, general and administrative expenses.

The Company's financial services segment reported pretax earnings of $4.9 million for the third quarter of 1996, compared with $3.8 million for the same period in 1995. The improvement occurred in the Company's retail mortgage operations primarily due to a reduction in operating expenses. Investment earnings for the third quarter of 1996 declined versus 1995 primarily due to lower gains from the sale of mortgage-backed securities.

For the first nine months of 1996, the Company reported consolidated net earnings of $10.8 million, or $.59 per share. This compares with a net loss of $1.7 million, or $.21 per share, for the first nine months of 1995, from continuing operations, and 1995 nine month consolidated net earnings of $21.1 million, or $1.24 per share, including the gain on the sale and operating results of discontinued operations.

For the first nine months of 1996, the homebuilding segment reported pretax earnings of $16.3 million, compared with a pretax loss of $8.6 million for the same period in 1995. The $24.9 million improvement reflects an increase in gross profit margins as well as pretax gains of $3.8 million from land sales, the combination of which more than offset the impact of lower closings. The financial services segment reported pretax earnings of $10.6 million for the first nine months of 1996, compared with $15.6 million for the same period in 1995. The decline from last year's results is primarily due to lower gains from the sale of mortgages and mortgage servicing rights, and a decrease in investment earnings due to lower gains from the sale of mortgage-backed securities.

In the second quarter of 1995, the Company sold its institutional mortgage-securities administration business which was consistent with its long-term strategy to focus on its core homebuilding and retail mortgage-finance operations and to invest additional capital into its homebuilding operations. The Company realized a net gain on the sale of $19.5 million in the second quarter of 1995. Future results for the financial services segment will continue to be negatively impacted by the elimination of this business.

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

Corporate expenses were $2.7 million for the third quarter of 1996 and $8.8 million for the nine months ended September 30, 1996, down $.3 million and $1.1 million, respectively, from the same period last year primarily due to the Company's efforts to reduce operating expenses.


HOMEBUILDING

The Company's homebuilding segment reported pretax earnings of $5.3 million for the third quarter of 1996, compared with pretax earnings of $.3 million for the same period last year. For the nine months ended September 30, 1996, homebuilding reported pretax earnings of $16.3 million compared with a pretax loss of $8.6 million.

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):

                                Three months ended          Nine months ended
                                  September 30,               September 30,
                                 1996      1995             1996       1995
                                ------    ------           ------     ------
Revenues                      $376,703   $372,000       $1,062,760 $1,040,518

Gross profit                    50,525     47,084          144,422    123,763
Selling, general and
 administrative expenses        36,958     38,896          107,832    110,224
Interest expense                 8,236      7,891           20,291     22,185
                              ---------  ---------        ---------  --------
Pretax earnings (loss)        $  5,331   $    297      $   16,299   $ (8,646)
                              =========  =========        =========  ========

Operational Unit Data:
 (includes joint ventures)
New orders (units)               1,832      2,201            6,295      7,379
Closings   (units)               2,162      2,263            6,090      6,479
Outstanding contracts at
September 30,
  Units                                                      2,949      3,453
  Dollar Value                                            $535,128   $591,607

Average Closing Price
 (excludes unconsolidated
 joint ventures)              $173,000   $165,000         $173,000   $161,000

The gross profit margins for the third quarter of 1996 averaged 13.4 percent. This increase from the 12.7 percent reported for the third quarter of last year is primarily due to increased closings from new communities. Gross profit margins were 13.6 percent for the first nine months of 1996, an increase of 1.7 percentage points from the 11.9 percent reported for the first nine months of 1995. The third quarter of 1996 is the fourth consecutive quarter in which gross profit margins have shown improvement over the prior year quarter. Increased closings from new communities and gains from land sales contributed to the year-to-date 1996 margin improvement while the sale of older inventories in the California and Mid-Atlantic regions and the Company's focus on reducing unsold homes under construction negatively impacted gross margins during 1995.

Homebuilding revenues amounted to $377 million for the third quarter and $1.1 billion for the first nine months of 1996, increases of 1.3 percent and 2.1 percent over the respective 1995 periods. The increases were due to higher average closing prices and revenues from land sales, which were partially offset by declines in closings reflecting a reduction in new orders in the first nine months of this year.

Total homebuilding new orders for the third quarter of 1996 decreased by 16.8 percent to 1,832 homes and for the first nine months of 1996 decreased by 14.7 percent to 6,295 homes, compared with the respective 1995 periods. Higher interest rates, weakening consumer demand and delays in opening new communities have negatively impacted sales. The decline was predominantly in the Mid-Atlantic region, where the Company has reduced its investment in favor of other markets showing stronger growth characteristics.

As a result of lower new order volume, outstanding contracts at September 30, 1996 were 2,949 compared with 3,453 at September 30, 1995 and 2,744 at December 31, 1995. Outstanding contracts represent the Company's backlog of sold, but not closed homes, which generally are built and closed, subject to cancellations, over the next two quarters. The value of outstanding contracts at September 30, 1996 was $535.1 million, a decrease of 9.5 percent from September 30, 1995 and an increase of 12.1 percent from December 31, 1995.

Selling, general and administrative expenses as a percent of revenues were 9.8 percent for the third quarter of 1996 compared with 10.5 percent for the same period of 1995. For the nine months ended September 30, 1996, selling, general and administrative expenses were 10.1 percent compared with 10.6 percent for the same period of 1995. The declines in the third quarter and first nine months are reflective of the Company's ongoing efforts to control costs.

Interest expense for the third quarter of 1996 increased $.3 million from 1995 primarily due to an increase in the average homebuilding debt outstanding related to the financing of inventories as well as an increase in the average cost of funds. For the first nine months of 1996, interest expense decreased $1.9 million compared with the same period of 1995. The year-to-date decrease was primarily due to a lower average cost of funds.

FINANCIAL SERVICES

The financial services segment, excluding the results of the discontinued institutional mortgage securities administration business, reported pretax earnings of $4.9 million for the third quarter and $10.6 million for the first nine months of 1996, compared with $3.8 million for the third quarter and $15.6 million for the first nine months of 1995.

Pretax earnings by line of business were as follows (amounts in thousands):

                         Three months                  Nine months
                      ended September 30,           ended September 30,
                       1996         1995             1996       1995
                     -------      -------          --------    -------
Retail               $ 3,519      $ 2,090           $ 5,811    $ 7,935
Investments            1,342        1,742             4,758      7,683
                     -------     --------           -------   --------
Total                $ 4,861      $ 3,832           $10,569    $15,618
                    ========     ========          ========   ========

The increase in retail pretax earnings for the third quarter of 1996 was primarily due to a reduction in general and administrative expenses. The decline in retail pretax earnings for the first nine months of 1996 was attributable to lower gains on the sales of mortgages and mortgage servicing rights and lower loan servicing income.

Pretax investment earnings for the three months and nine months ended September 30, 1996 were down primarily due to lower gains on sales of mortgage-backed securities.

Revenues and expenses for the financial services segment were as follows:

                                      Three months            Nine months
                                   ended September 30,     ended September 30,
                                    1996         1995         1996        1995
                                   ------       ------      ------       -----
Revenues:
Interest and
  net origination fees           $  3,193     $  5,731      $ 10,945  $ 12,434
Net gains on sales of mortgages
  and servicing rights              3,111        2,970        10,340    12,274
Loan servicing                      7,473        7,627        22,364    24,686
Title/escrow                        1,485        1,334         4,245     3,661
                                ---------    ---------       -------  --------
   Total retail revenues           15,262       17,662        47,894    53,055
Revenues from investment
  operations                        3,735        3,868        11,207    14,834
                                ---------    ---------      ---------  -------
Total revenues                     18,997       21,530        59,101    67,889

Expenses:
   Interest                         4,305        6,590        14,938    17,757
   General and administrative       9,831       11,108        33,594    34,514
                                ---------    ---------      ---------  -------
Total expenses                     14,136       17,698        48,532    52,271
                                ---------    ---------      ---------  -------
 Pretax earnings                 $  4,861     $  3,832      $ 10,569  $ 15,618
                                =========    =========      ========   =======

Revenues for the financial services segment decreased 12 percent for the three months ended September 30, 1996 compared with the same period of 1995, due to a decrease in retail revenues attributable to lower origination volume. Revenues decreased 13 percent for the nine months ended September 30, 1996, compared with the same period in 1995, primarily due to a lower level of loan servicing revenues and lower gains from sales of mortgages and mortgage servicing rights. The higher revenues reported in 1995 included a second quarter 1995 $2.5 million gain from a bulk sale of mortgage servicing rights. Also contributing to the decline was lower interest income from loan originations. Investment revenues were down 24 percent in the first nine months of 1996 compared with 1995, reflecting lower gains from sales of mortgage-backed securities.

Interest expense declined 35 percent and 16 percent for the three and nine month periods ended September 30, 1996, respectively, compared with the same periods of 1995, as a result of lower borrowings combined with reduced borrowing costs.

General and administrative expenses were down 11 percent and 3 percent for the three and nine month periods ended September 30, 1996, respectively, compared with the same periods of 1995, primarily due to the disposition of the Company's wholesale mortgage origination business.


Retail Operations:
------------------

Retail operations include mortgage origination, loan servicing and title/escrow services for retail customers.

A summary of origination activities is as follows:

                                    Three months            Nine months
                                ended September 30,       ended September 30,
                                 1996         1995        1996        1995
                                ------       ------      ------      ------
Dollar volume of mortgages
  originated (in millions)      $  302       $  575      $1,179     $ 1,372

Number of mortgages originated:
  Retail                         2,307        2,630       7,248       6,801
  Wholesale                          0        1,835       1,776       4,024
                               -------       ------      ------      ------
  Total mortgages originated     2,307        4,465       9,024      10,825

Percentage of total closings:
  Ryland Homes closings            58%          32%         43%         34%
  Other closings                   42%          68%         57%         66%
                                -------       ------       ------      ------
                                  100%         100%        100%        100%

Mortgage originations decreased by 48 percent and 17 percent for the three and nine month periods ended September 30, 1996, respectively, compared with the same periods last year. These decreases are primarily attributable to the sale of the wholesale mortgage origination business which was completed in May 1996. Retail originations for the third quarter of 1996 decreased 12 percent compared with the third quarter of 1995 reflecting a general decline in origination volume experienced by the mortgage banking industry.

The Company earns interest on mortgages held for sale and pays interest on borrowings secured by the mortgages. Significant data related to these activities are as follows:

                                    Three months            Nine months
                                ended September 30,      ended September 30,
                                 1996         1995        1996         1995
                                ------       ------      ------       ------
Net interest earned
 (in thousands)                 $1,511       $1,671      $5,054       $4,107
Average balance of
  mortgages held for sale
 (in millions)                    $143         $272        $186         $203
Net interest spread               4.2%         2.4%        3.6%         2.7%

Net interest earned decreased for the third quarter of 1996 compared with 1995 primarily due to a lower average balance of mortgages held for sale. For the first nine months of 1996, net interest earned increased primarily due to a higher net interest spread resulting from lower average borrowing costs.


The Company services loans that it originates as well as loans originated by others. Loan servicing portfolio balances were as follows at September 30, (in billions):

                                                        1996         1995
                                                       ------       ------
Originated                                              $2.3         $2.5
Acquired                                                 3.1          3.5
Subserviced                                              1.0           .1
                                                       ------       ------
  Total portfolio                                       $6.4         $6.1
                                                      ======        ======

The increase in the portfolio balance is attributable to additions to the portfolio of loans which are subserviced for others. The decrease in the originated and acquired portfolio balances is primarily attributable to normal mortgage prepayment activity.

Investment Operations:
----------------------

The assets of the Company's investment operations primarily consist of mortgage-backed securities which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Revenues and expenses were as follows (in thousands):

                                       Three months            Nine months
                                    ended September 30,    ended September 30,
                                      1996      1995          1996      1995
                                     ------    ------        ------    ------
Sale of mortgage-backed securities  $   657    $   908      $   657    $ 4,839
Interest and other income             3,078      2,960       10,550      9,995
                                   --------    -------      --------   -------
     Total revenues                   3,735      3,868       11,207     14,834
Interest and other expenses           2,393      2,126        6,449      7,151
                                    -------     ------       -------    ------
Pretax earnings                     $ 1,342    $ 1,742      $ 4,758    $ 7,683
                                    ========   =======      ========   =======

Interest and other income includes $1.3 million for the nine months ended September 30, 1996 related to the redemption of certain securities.

Significant data concerning the Company's investment operations are as follows:

                                      Three months            Nine months
                                    ended September 30,    ended September 30,
                                      1996      1995          1996      1995
                                     -------   ------        ------    ------
Net interest earned
 (in thousands)                      $ 1,208    $ 1,021      $ 3,426   $ 3,574
Average balance outstanding
 (in millions)                       $   131   $   112      $   119   $   128
Net interest spread                     3.7%      3.7%         3.9%      3.7%

The Company earns a net interest spread on the investment portfolio reflecting the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. An increase in the average balance outstanding for the three months ended September 30, 1996 is the primary reason for the improved net interest earned for the third quarter of 1996.

FINANCIAL CONDITION AND LIQUIDITY


The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment borrowings include an unsecured revolving credit facility, senior notes, senior subordinated notes and nonrecourse secured notes payable. The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and changes in working capital. As of September 30, 1996, the outstanding borrowings under this $400 million facility totaled $117 million, compared with $137 million as of December 31, 1995. In addition, the Company had letters of credit outstanding under this facility totaling $20.1 million at September 30, 1996 and $22.2 million at December 31, 1995. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At September 30, 1996, such notes payable outstanding amounted to $2.8 million, compared with $4.5 million at December 31, 1995. Senior notes amounting to $15 million matured and were paid off in both January and July of 1996. In addition, $5 million in principal of senior notes was prepaid in July 1996.

On July 8, 1996, the Company successfully completed the issuance of $100 million of 10.5% senior notes due 2006. The Company used the net proceeds of the offering primarily to repay amounts outstanding under the revolving credit facility.

Housing inventories increased to $612.5 million as of September 30, 1996, from $537.9 million as of the end of 1995. This primarily represents normal seasonal increases in sold homes under construction as well as an increased investment in new markets.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. In June 1996, the Company extended the maturity of its bank facility to May 1998. The bank facility provides up to $325 million for mortgage warehouse funding and $40 million for working capital advances. Other borrowing arrangements as of September 30, 1996 included repurchase agreement facilities aggregating $625 million, a $100 million revolving credit facility used to finance investment portfolio securities and a $35 million credit facility to be used for the short-term financing of optional bond redemptions. At September 30, 1996 and December 31, 1995, the combined borrowings of the financial services segment outstanding under all agreements were $275.0 million and $367.5 million, respectively.

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

Note: Certain statements in Management's Discussion and Analysis of Results of Operation and Financial Condition may be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include changes in general economic conditions that effect the Company's businesses and operations, fluctuations in interest rates, increases in the cost of land, raw materials and labor, and general and local competitive factors.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings


In 1995, one current and two former officers of Ryland Mortgage Company ("RMC") were notified that they were targets of a federal grand jury investigation concerning alleged misappropriation of funds from the Resolution Trust Corporation ("RTC"). The Company has been advised that the investigation relates to alleged overpayments to RMC of approximately $3.4 million under three mortgage servicing contracts with the RTC. In July 1996, the RTC (acting through its successor, the FDIC) requested reimbursement from RMC of the $3.4 million, interest thereon and additional amounts relating to these and other mortgage-servicing contracts. The Company is continuing to investigate these matters and at this time cannot predict how they will be resolved, or whether the Company or RMC will be targets of the investigation, parties to any civil litigation or incur any liability.


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

  B. Reports on Form 8-K

Form 8-K was filed with the Securities and Exchange Commission on July 2, 1996 regarding the Underwriting Agreement Basic Provisions relating to the debt securities which were issued on July 8, 1996.

                                  SIGNATURES
                                 ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              -----------------------
                              Registrant



November 14, 1996            By: /s/ Michael D. Mangan
------------------             --------------------------
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





November 14, 1996             By: /s/ Stephen B. Cook
-----------------              ------------------------
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


2