Form 10-K405
period 1996-12-31
RYLAND GROUP INC
filed 1997-03-20
CIK 85974

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      [Fee Required]

      For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     /X/          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Common Stock of The Ryland Group, Inc., held by non-affiliates of the registrant (15,671,097 shares) as of March 4, 1997, was $199,806,487. The number of shares of common stock of The Ryland Group, Inc., outstanding on March 4, 1997, was 15,896,988.


DOCUMENTS INCORPORATED BY REFERENCE


Name of Document                                           Location in Report
----------------                                           ------------------

Proxy Statement for 1997 Annual Meeting of Stockholders        Parts I, III

Annual Report to Shareholders for the year
 ended December 31, 1996                                       Parts II, IV

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

Form 10-K for the year ended December 31, 1990                 Part IV

Form 10-Q for the quarter ended June 30, 1992                  Part IV

Registration Statement on Form S-3, Registration 33-48071      Part IV

Form 10-Q for the quarter ended June 30, 1994                  Part IV

Form 8-K filed October 24, 1996                                Part IV

Registration Statement on Form S-3, Registration 333-03791     Part IV

Form 10-K for the year-ended December 31, 1995                 Part IV

Form 8-K filed July 2, 1996                                    Part IV


THE RYLAND GROUP, INC.
FORM 10-K


INDEX


                                                                        Page
PART I.                                                                Number
                                                                       ------
   Item 1.   Business                                                       4
   Item 2    Properties                                                    11
   Item 3.   Legal Proceedings                                             11
   Item 4.   Submission of Matters to a Vote of Security Holders           11


PART II.

   Item 5.    Market for the Company's Common Stock and Related
              Stockholder Matters                                           14
   Item 6.    Selected Financial Data                                       14
   Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     14
   Item 8.    Financial Statements and Supplementary Data                   14
   Item 9.    Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      14


PART III.

   Item 10.   Directors and Executive Officers of the Registrant           15
   Item 11.   Executive Compensation                                       15
   Item 12.   Security Ownership of Certain Beneficial
              Owners and Management                                        15
   Item 13.   Certain Relationships and Related Transactions               15


PART IV.

   Item 14.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8- K                                    16


SIGNATURES                                                                  20

INDEX OF EXHIBITS                                                           21


PART I

Item 1.    Business.

The Ryland Group, Inc. (the "Company"), is a leading national homebuilder and mortgage-related financial services firm. Established in 1967, the Company builds homes and provides mortgage services in 24 divisions in 20 states and is one of the largest single-family on-site homebuilders in the United States. The Company's homebuilding segment specializes in the sale and construction of single-family attached and detached housing. The financial services segment, whose business is conducted through Ryland Mortgage Company and its subsidiaries (RMC), complements the Company's homebuilding activities by providing various mortgage-related products and services for retail customers including loan origination, loan servicing, title and escrow services. The financial services segment also conducts investment activities.

HOMEBUILDING
------------

MARKETS The homebuilding segment markets and builds homes that are constructed on-site in five regions which are comprised of 24 divisions across the nation. As of December 31, 1996, the Company operated in the following metropolitan markets:

     Region            Major Markets Served

     Mid-Atlantic      Baltimore, Delaware Valley/Philadelphia,
                       Washington, D.C./ Northern Virginia
     Midwest           Chicago, Cincinnati, Indianapolis, Minneapolis
     Southeast         Atlanta, Charlotte, Greenville, Orlando, Tampa
     Southwest         Austin, Dallas, Houston, San Antonio
     West              Denver, Los Angeles/Pacific Inland, Phoenix, Portland,
                       Sacramento, Salt Lake City, San Diego, San Jose
                       Bay Area

Effective January 1996, the Company consolidated the West and California regions into a new West region.

The homebuilding segment sells under the name of Brock Homes in Southern California (except for San Diego where the Company sells under the Ryland Homes name), Larchmont Homes in Sacramento, California, Scott Felder Homes in certain Texas markets and Ryland Homes in all other areas.

The Company markets detached and attached single family homes generally targeted to the entry level, first-and second-time move-up home buyer through a diverse product line tailored to local styles and preferences in each of its geographic markets. The product line offered in a particular community is determined in conjunction with the land acquisition process, and is dependent upon a number of factors, including consumer preferences, competitive product offerings and the cost of building lots in the community. In 1996, the Company's average closing price was $174,000.

During the last three years, the Company has updated a majority of its product line. The Company generally outsources architectural services to a network of architects to increase creativity and to ensure that its home designs are consistent with local market preferences. In addition, through flexible supply arrangements and construction methods, the Company has significantly improved its ability to quickly bring new home designs to market and modify existing products.

The Company's operations in each of its homebuilding markets may differ based on a number of market-specific factors. These factors include regional economic conditions and job growth, land availability and the local land development process, consumer tastes, competition from other builders of new homes and home resale activity. The Company considers each of these factors when entering into new markets or determining the extent of its operations and capital allocation in existing markets. During 1996, the Company completed its first full year of operations in Minneapolis, Minnesota; Tampa, Florida; and San Jose, California. The Company also continued its start-up operations in Portland, Oregon and expects to begin delivering homes there in 1997.

In December 1995, the Company announced its decision to exit homebuilding operations in the Columbus, Ohio market and this exit was substantially completed at December 31, 1996. The Company's decision was based upon its assessment that better opportunities were available to employ capital in other Midwest markets. During the past year, due to economic uncertainties and competitive pressures in the Mid-Atlantic region, the Company continued to reallocate capital out of the Mid-Atlantic and into other regions where the Company believes it can achieve higher returns.

LAND ACQUISITION AND DEVELOPMENT As of December 31, 1996, the Company operated in approximately 275 communities in 24 metropolitan markets in 20 states. The Company's objective is to control a portfolio of building lots sufficient to meet anticipated homebuilding requirements for a period of two to three years. The land acquisition process is controlled through a formal corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes, depending on which vehicle is deemed more advantageous given the Company's profit objectives and capital constraints as well as local market conditions. The Company's direct land acquisition activities include the bulk purchase of finished building lots from land developers and the purchase of undeveloped, entitled land from various third parties. The Company generally does not purchase unentitled or unzoned land. Option contract agreements are generally limited to finished building lots.

Although control of lot inventory through the use of option contracts minimizes the Company's investment, such a strategy is not viable in certain markets due to the absence of third party land developers. In other markets, competitive conditions may preclude the Company from controlling quality building lots solely through the use of option contracts. In order to improve its land positions, the Company acquires finished lots on a bulk basis and undeveloped, entitled land. The Company utilizes selective development of entitled land in order to gain access to prime locations, increase margins and position the Company as a leader in the community through its influence over the community's character, layout and amenities.

As of December 31, 1996, the Company had deposits and letters of credit outstanding of $32.9 million in connection with option and land purchase contracts having a total purchase price of $294.7 million. These options and commitments expire at various dates through 2001.

MATERIALS COSTS Substantially all materials used in the construction of homes are available from a number of sources, but may fluctuate in price due to
various factors.   To increase purchasing efficiencies, the Company
standardizes certain building materials and products in its homes and may procure such products through national supply contracts. The Company operates a plant in Maryland that produces and ships rough lumber packages and trim materials to building sites in its Baltimore, Maryland and Washington, D.C./Northern Virginia markets. In other markets, the Company may purchase rough lumber packages from outside suppliers where this is determined to be the most cost effective procurement and construction approach.

PRODUCTION MANAGEMENT AND SUBCONTRACTORS Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company's production supervisors who schedule and coordinate subcontractor work, monitor quality and ensure compliance with local zoning and building codes. The Company has completed the implementation of an integrated financial and homebuilding management information system which assists in scheduling production and controlling costs. Through this system, the Company monitors the construction status and job costs incurred for each home for each phase of construction. The system provides for detailed budgeting and allows the Company to monitor and control actual costs versus construction bids for each subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

MARKETING AND CUSTOMER SERVICE The Company generally markets it's homes to entry level, first and second-time move-up buyers through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stage of a community's development. The Company's homes are sold by employees and independent real estate brokers, generally by showing furnished model homes. The Company reports a new order when a customer's sales contract is approved, and records revenue from a sale upon closing. The Company normally commences construction of homes when a customer has selected a lot and floor plan and has received preliminary mortgage approval. However, construction of homes may begin prior to a sale to satisfy market demand for completed homes and to facilitate construction scheduling.

The Company provides each homeowner with a comprehensive one-year warranty at the time of sale and a ten-year warranty covering loss related to structural defects. The Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry.

FINANCIAL SERVICES
------------------
The Company has repositioned its financial services segment through a strategy consisting of (1) a focus on retail mortgage loan origination and servicing activities, (2) the divestiture of non-core assets and lines of business, (3) leveraging its affiliation with the company's homebuilding segment to increase its capture rate for builder loans and (4) reaching mortgage customers directly at the point of sale through the use of technology. Operations of the financial services segment include retail loan production, loan servicing, related title, escrow and closing services and investment activities.

RETAIL OPERATIONS

LOAN PRODUCTION In 1996, the Company's mortgage origination operations consisted of both builder loans, which originate in connection with the sale of the Company's homes, and spot loans, which are unrelated to the financing of homes built by the Company. During 1996, RMC originated 11,161 loans totaling approximately $1.5 billion (including the wholesale operations which was sold in the first quarter of 1996) of which 47 percent were for purchases of homes built by the Company and 53 percent were for purchases of homes not built by the Company or for the refinancing of existing mortgage loans. The Company has increased its focus on builder loan production by deploying loan officers directly in the Company's homebuilding communities and by utilizing traffic and prospect information generated by the Company's homebuilding sales and marketing staff. RMC's capture rate of the Company's homebuilding segment customers increased from 63 percent in 1995 to 66 percent during 1996.

During 1996, the Company sold its wholesale mortgage origination business based on expectations that the business would not contribute significantly to the Company's future earnings. The disposition of this business reduced mortgage originations and revenues of the financial services segment in 1996 but did not have a material effect on the Company's earnings for the year.

The Company arranges various types of mortgage financing including conventional, Federal Housing Administration (FHA) and Veterans Administration
(VA) mortgages with various fixed- and adjustable-rate features. The Company's mortgage operations are approved by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA). The mortgage origination operation has loan production offices which are generally co-located with the Company's homebuilding operations.

LOAN SERVICING  The Company services loans that it originates, as well as
loans originated by others.   As of December 31, 1996, the Company's loan
servicing portfolio was $6.3 billion and included loans subserviced for others totaling $1.2 billion. The Company services loans originated in all 50 states, with the highest concentrations in California, Florida, Maryland and Texas. The Company continually evaluates the economics of selling versus retaining the rights to service loans it originates. During 1996, the Company sold a substantial portion of the servicing rights related to loans it originated due to the economic conditions in the market place at the time.

TITLE AND ESCROW SERVICES Cornerstone Title Company, a wholly owned subsidiary, provides title services primarily to the Company's customers. As of December 31, 1996, Cornerstone had offices in Delaware, Florida, Georgia, Illinois, Maryland, New Jersey, Texas and Virginia. The Company also operates an escrow Company in California that performs escrow and loan closing functions primarily on homes built by the Company. During 1996, Cornerstone Title Company captured 94% of the title and escrow business related to settlement of the Company's homes in those markets in which it operates.

INVESTMENT OPERATIONS

The Company's investment operations hold certain assets, primarily mortgage-backed securities and notes receivable, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. The Company earns a net interest spread on the investment portfolio and may periodically realize gains from the sale of mortgage-backed securities from the portfolio.

LIMITED-PURPOSE SUBSIDIARIES
----------------------------
The Company's limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, but they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues of the limited-purpose subsidiaries consist of interest on mortgage collateral subject to bond indebtedness. Expenses consist primarily of interest on the outstanding bonds and amortization of deferred costs. Revenues, expenses and portfolio balances continue to decline as the mortgage collateral pledged to secure the bonds decreases due to scheduled principal payments, prepayments and exercises of early redemption provisions. Revenues have approximated expenses for the last three years.

REAL ESTATE AND ECONOMIC CONDITIONS
-----------------------------------
The Company is significantly affected by the cyclical nature of the homebuilding industry, which is sensitive to fluctuations in economic activity, interest rates and levels of consumer confidence, the effects of which differ among the various geographic markets in which the Company
operates.   Higher interest rates may affect the ability of buyers to qualify for mortgage financing and decrease demand for new homes. As a result, the Company's home sales and mortgage originations generally will be negatively impacted by rising interest rates. Movements in interest rates may also affect the market value of the Company's investment portfolio. Prepayments, which are higher in a falling interest rate environment, reduce the value of loan servicing rights in the Company's loan servicing portfolio. The Company's business is also affected by local economic conditions, such as employment rates and housing demand in the markets in which it builds homes.

Inventory risk can be substantial for homebuilders. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market and economic conditions. In addition, inventory carrying cost can be significant and can result in losses in poorly performing projects or markets. The Company must, in the ordinary course of its business, continuously seek and make acquisitions of land for expansion into new markets as well as for replacement and expansion of land inventory within its current markets. Although the Company employs various measures designed to manage inventory risks, there can be no assurance that such measures will be successful.

COMPETITION
-----------
The residential housing industry is highly competitive, and the Company competes in each of its markets with a large number of national, regional and
local homebuilding companies.   Some of these companies are larger than the
Company and have greater financial resources.   In addition, the general
increase in the availability of capital and financing in recent years has made it easier for both large and small homebuilders to expand and enter new markets and has increased competition. In addition, the Company competes with other housing alternatives including existing homes and rental housing. Principal competitive factors in homebuilding are home price, design, quality, reputation, relationship with developers, availability and location of lots and availability of customer financing.

The financial services segment competes with other mortgage bankers to arrange financing for home buyers and refinancing customers. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. The loan servicing operation of the financial services segment competes with other loan servicers for loan servicing rights.

REGULATORY AND ENVIRONMENTAL MATTERS
------------------------------------
The homebuilding segment is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. The Company may also be subject to periodic delays in homebuilding projects due to building moratoria in any of the areas in which it operates.
Generally, such moratoria relate to insufficient water or sewage facilities or inadequate roads or local services.

The Company and its competitors are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The Company is also subject to a variety of environmental conditions that can affect its business and its homebuilding projects. The particular environmental laws which apply to any given homebuilding site vary greatly according to the site's location, the site's environmental condition and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

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

EMPLOYEES
---------

At December 31, 1996, the Company employed 2,358 people. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

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

In 1995, one current and two former officers of Ryland Mortgage Company (RMC) were notified that they are targets of a federal grand jury investigation concerning alleged misappropriation of funds from the Resolution Trust Corporation (RTC). The Company has been advised that the investigation relates to alleged overpayments to RMC of approximately $3.4 million under three mortgage-servicing contracts with the RTC. In July 1996, the RTC (acting through its successor, the FDIC) requested reimbursement from RMC of the alleged overpayment, interest thereon and additional amounts relating to mortgage-servicing contracts. The Company is investigating these matters and, at this time, cannot predict how they will be resolved or whether the Company or RMC will be targets of the grand jury investigation, parties to any civil litigation or incur any liability.

The Company is also party to various legal proceedings generally incidental to its businesses. Based on evaluation of the above matters and discussions with counsel, management believes that liabilities to the Company arising from these matters will not have a material adverse effect on the financial condition of the Company.

Item 4.   Submission to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.


SEPARATE ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

                                Position (date elected to position)
Name                    Age     Prior Business Experience
----                    ---     -----------------------------------
R. Chad Dreier           49     Chairman of the Board of the Company (1994),
                                President and Chief Executive Officer of the
                                Company (1993).  Executive Vice President and
                                Chief Financial Officer of Kaufman and Broad
                                Home Corporation and Chairman of Kaufman and
                                Broad Mortgage Company (1986-1993).

Michael C. Brown         39     Senior Vice President of the Company (1996),
                                President of Ryland Mortgage Company (1996).
                                Chief Operating Officer of Ryland Mortgage
                                Company (1995).  Senior Vice President of
                                Ryland Mortgage Company (1987-1995).


J. Sidney Davenport IV   55     Vice President of the Company(1984) and
                                Executive Vice President of Ryland Mortgage
                                Company (1993).  Senior Vice President of
                                Ryland Mortgage Company (1990-1993).

James R. Fratangelo      38    Senior Vice President of Ryland Mortgage
                               Company (1993). Marketing Representative of Ryland Mortgage Company (1983-1993).

Thomas J. Gancsos        41    Senior Vice President of the Company and
                               President of Mid-Atlantic Region (1996).
                               Regional Vice President of Mid-Atlantic Region
                               (1994).  Vice-President of Washington Homes
                               (1993-1994).  Division President of Chicago
                               (1993).

John M. Garrity          50    Senior Vice President of the Company,
                               President of Southeast Region (1994) and
                               President of the Southwest Region (1996).
                               Division General Manager of Arvida Homes
                               (1992-1994).

Timothy J. Geckle        44    Vice President, Corporate Counsel and
                               Secretary of the Company (1996).  Vice
                               President, Deputy General Counsel (1995-1996).
                               Corporate Counsel (1991-1995).

Edward W. Gold           39    Senior Vice President Human Resources of the
                               Company (1996).  Vice President of Human
                               Resources, United States Fidelity & Guaranty
                               Company (1991-1996).

Michael D. Mangan        40    Executive Vice President and Chief Financial
                               Officer of the Company (1994).Executive Vice
                               President and Group Chief Financial Officer of GMAC Mortgage Corporation (1991-1994).

Frank J. Scardina        48    Senior Vice President of the Company (1994),
                               President of West Region (1996) and President of California Region (1994). Division
                               President of Columbus (1993).

Kipling W. Scott         42    Senior Vice President of the Company and
                               President of Midwest Region (1994). Midwest
                               Region Director of Land Resources & Planning
                               (1993).  President of Development Management
                               Services, Inc. (1989-1993).

All officers are elected by the board of directors.

There are no family relationships, arrangements or understandings pursuant to which any of the officers listed were elected. For a description of employment and severance arrangements with certain executive officers of the Company, see page 12 of the Proxy Statement for the 1997 Annual Meeting of Stockholders.


PART II


Item 5.    Market for the Company's Common Stock and Related Stockholder
           Matters.

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices and Dividends" appearing on page 48 of the Annual Report to Shareholders for the year ended December 31, 1996.


Item 6.    Selected Financial Data.

The information required by this item is incorporated by reference from the section entitled "Selected Financial Data" appearing on page 23 of the Annual Report to Shareholders for the year ended December 31, 1996.


Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 24 through 28 of the Annual Report to Shareholders for the year ended December 31, 1996.


Item 8.    Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference from the information appearing on pages 29 through 46 and from the section entitled "Quarterly Financial Data and Common Stock Prices and Dividends" appearing on page 48 of the Annual Report to Shareholders for the year ended December 31, 1996.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal years ended December 31, 1996 and 1995, there were no disagreements between the Company and its accountants on any matter of accounting principle or financial statement disclosure.


PART III

Item 10.   Directors and Executive Officers of the Registrant.

Information as to the Company's Directors is incorporated by reference from pages 3, 4 and 7 of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders. Information as to the Company's executive officers is shown under Part I as a separate item.


Item 11.   Executive Compensation.

The information required by this item is incorporated by reference from pages 7-13 of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference from pages 5 and 6 of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.


Item 13.   Certain Relationships and Related Transactions.

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this Item.



PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.


(a)  1.    Financial Statements.

      The following consolidated financial statements of The Ryland Group, Inc., and Subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in
      Item 8:

      Consolidated Statements of Earnings - years ended December 31, 1996, 1995, and 1994.

      Consolidated Balance Sheets - December 31, 1996 and 1995.

      Consolidated Statements of Stockholders' Equity - years ended December 31, 1996, 1995 and 1994.

      Consolidated Statements of Cash Flows - years ended
      December 31, 1996, 1995 and 1994.

      Notes to Consolidated Financial Statements.


(a)  2.  Financial Statement Schedules. (filed herewith)           Page No.
                                                                   --------
         Schedule II - Valuation and Qualifying Accounts..............18

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

     3.2       Bylaws of The Ryland Group, Inc., as amended.
               (Filed herewith)

     4.1       Rights Agreement dated as of October 18, 1996, between
               The Ryland Group, Inc., and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference from Form 8-K filed
               October 24,1996)

     4.2 Articles Supplementary dated as of August 31, 1989. (Incorporated by reference from Form 8-K filed September 12,
               1989)

     4.3 Indenture dated as of July 15, 1992, between The Ryland Group, Inc., and Security Trust Company, N.A., as Trustee. (Incorporated by reference from Form 8-K filed August 6, 1992)

     4.4 Senior Subordinated Notes dated as of July 23, 1992. (Incorporated by reference from Form 8-K filed August 6, 1992)

     4.5 Senior Subordinated Notes dated as of November 4, 1993. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 33-48071)

     4.6 Indenture dated as of June 28, 1996, between The Ryland Group, Inc., and Chemical Bank, as Trustee.
               (Incorporated by reference from Form 8-K filed July 2, 1996)

     4.7       Senior Notes dated as of June 10, 1996.
               (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-03791)

     10.1 Lease Agreement between Seventy Corporate Center Limited Partnership and The Ryland Group, Inc., dated April 17, 1990. (Incorporated by reference from Form 10-K for the year ended December 31, 1990)

     10.2 (1) 1992 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

     10.3 (1) 1992 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1994)

     10.4 Restated Credit Agreement dated as of July 21, 1995, between The Ryland Group, Inc., and certain banks. (Incorporated by reference from Form 10-K for the year ended December 31, 1995)

     10.5 Restated Loan and Security Agreement dated as of June 16, 1995, between Ryland Mortgage Company; Associates Mortgage Funding Corporation; BankOne, Texas, N.A.; and certain lenders. (Incorporated by reference from Form 10-K for the year ended December 31, 1995)

     10.6 First Amendment to Restated Loan and Security Agreement dated as of June 3, 1996, between Ryland Mortgage Company, Associate Mortgage Funding Corporation, BankOne, Texas, N.A., and certain lenders.
               (Filed herewith)

     10.7 (1)  Employment Agreement dated as of January 28, 1997, between
               R. Chad Dreier and The Ryland Group, Inc.  (Filed herewith)

     10.8 (1) Employment Agreement dated as of September 18, 1995, between Michael D. Mangan and The Ryland Group, Inc. as amended and restated as of January 28, 1997.
               (Filed herewith)

     10.9 (1) Senior Executive Severance Agreement dated as of January 28, 1997, between the executive officers of the Company and The Ryland Group, Inc.
               (Filed herewith)

     10.10 (1) Executive and Director Deferred Compensation Plan, effective as of January 1, 1997 between The Ryland Group, Inc. and certain of its executive employees and Directors.
               (Filed herewith)

       11       Statement Re Computation of Per Share Earnings.
                (Filed herewith)

       13       Annual Report to Shareholders for the year ended December 31,
                1996.
                (Filed herewith)

       21       Subsidiaries of the Registrant.
                (Filed herewith)

       23       Consent of Ernst & Young LLP, Independent Auditors.
                (Filed herewith)

       24       Power of Attorney.
                (Filed herewith)

       27       Financial Data Schedule.
                (Filed herewith)


(1) Executive Compensation Plan or Arrangement


(b)  Reports on Form 8-K filed in the fourth quarter of 1996:

     Form 8-K was filed with the Securities and Exchange Commission on October 24, 1996 regarding The Shareholders Rights Plan.



                   The Ryland Group, Inc., and Subsidiaries
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        (dollar amounts in thousands)


                 Balance at    Charged to  Charged    Deductions    Balance at
                 Beginning     Costs and   to Other   and           End of
Description      of Period     Expenses    Accounts   Transfers (1) Period (2)


Valuation allowance:
Homebuilding inventories

  1996           $   8,303     $    0      $    0	     $  (  5,251)  $   3,052
  1995              31,853      7,000           0	         (30,550)      8,303
  1994              53,333          0           0         (21,480)     31,853


Valuation allowance:
Investment in and advances
to joint ventures

  1996           $   7,933     $    0      $    0	     $    (1,433)   $   6,500
  1995               1,573      7,000           0	            (640)       7,933
  1994               1,669          0           0             (96)       1,573



(1) In 1995, the Company adopted a new accounting standard, Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"
      (FASB 121). As part of the implementation of FASB 121, the carrying basis of inventories to be held and used was written down by the remaining amount of valuation reserves provided under prior accounting rules. Deductions for homebuilding inventories, prior to the adoption of FASB 121, were generally related to normal inventory turnover resulting from home closings or land sales.

(2) Balances as of December 31, 1996 and 1995, represent valuation allowances for assets to be disposed of.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.


By:         /s/ Michael D. Mangan                    March 20, 1997
            -----------------------------
            Michael D. Mangan
            Executive Vice President and
            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Principal Executive Officer:


/s/ R. Chad Dreier                                           March 20, 1997
-----------------------
R. Chad Dreier
Chief Executive Officer



Principal Financial Officer:

/s/ Michael D. Mangan                                        March 20, 1997
-----------------------
Michael D. Mangan
Chief Financial Officer



Principal Accounting Officer:


/s/ Stephen B. Cook                                          March 20, 1997
-----------------------
Stephen B. Cook
Chief Accounting Officer

The Board of Directors: James A. Flick, Jr.; R. Chad Dreier; Robert J. Gaw; Leonard M. Harlan; L. C. Heist; William L. Jews; William G. Kagler; John H. Mullin, III; Charlotte St. Martin; John O. Wilson.



By:         /s/ R. Chad Dreier                                  March 20, 1997
            -----------------------------
            R. Chad Dreier
            For Himself and as Attorney-in-Fact


                                                                   Page Of
INDEX OF                                                         Sequentially
EXHIBITS                                                        Numbered Pages
--------                                                        --------------

  3.2      Bylaws of The Ryland Group, Inc.,
           as amended October 18, 1996.                              22-32

  10.6     First Amendment to Restated Loan and Security
           Agreement dated as of June 3, 1996,  between
           Ryland Mortgage Company, Associate Mortgage Funding
           Corporation, BankOne, Texas, N.A., and certain lenders.   33-61

  10.7(1)  Employment Agreement dated as of January 28, 1997,
           between R. Chad Dreier and The Ryland Group, Inc.         62-75

  10.8(1)  Employment Agreement dated as of September 18, 1995 between Michael D. Mangan and The Ryland Group, Inc.
           as amended and restated as of January 28, 1997.           76-88

  10.9(1)  Senior Executive Severance Agreement dated as of
           January 28, 1997, between the executive officers
           of the Company and The Ryland Group, Inc.                 89-133

  10.10(1) Executive and Director Deferred Compensation Plan,
           effective as of January 1, 1997 between
           The Ryland Group, Inc. and certain of its
           executive employees and Directors.                        134-154

  11        Statement Re Computation of Per Share Earnings               155

  13        Annual Report to Shareholders for the year
            ended December 31, 1996                                  156-188

  21        Subsidiaries of the Registrant                               189

  23        Consent of Ernst & Young LLP, Independent Auditors           190

  24        Power of Attorney                                            191

  27	        Financial Data Schedule                                      192


(1) Executive Compensation Plan or Arrangement.