Form 10-Q
period 1997-03-31
RYLAND GROUP INC
filed 1997-05-15
CIK 85974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                                or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from              to
                               -------------   -------------
                Commission File Number:  1-8029


                       THE RYLAND GROUP, INC.
                       ----------------------
    (Exact name of registrant as specified in its charter)

               Maryland                        52-0849948
               --------                        ----------
    (State or other jurisdiction of        (I.R.S. Employer
    of incorporation or organization)      Identification No.)

    11000 Broken Land Parkway,  Columbia, Maryland   21044
    ------------------------------------------------------
        (Address of principal executive offices)   (Zip Code)

                           (410) 715-7000
                           ---------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X   No
                                             ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock of The Ryland Group, Inc. outstanding on May 9, 1997 was 15,911,796.



THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number
                                                                 -----------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              March 31, 1997 (unaudited) and
              December 31, 1996                                     1-2

            Consolidated Statements of Earnings
              for the three months ended
              March 31, 1997 and 1996 (unaudited)                     3

            Consolidated Statements of Cash Flows
              for the three months ended March 31,
              1997 and 1996 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-7

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            8-13

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        14

  Item 6.   Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                           15

INDEX OF EXHIBITS                                                    16


CONSOLIDATED BALANCE SHEETS
The Ryland Group, Inc. and subsidiaries
(amounts in thousands, except share data)
                                                    March 31,     December 31,
                                                       1997           1996
                                                    ---------     ------------
                                                    (unaudited)

ASSETS

   Homebuilding:
      Cash and cash equivalents                      $    28,696   $   27,852
      Housing inventories:
         Homes under construction                        350,159      336,782
         Land under development and improved lots        221,898      237,808
                                                         -------      -------
         Total inventories                               572,057      574,590

  Property, plant and equipment                           30,751       31,560
  Purchase price in excess of net assets acquired         20,285       20,543
  Other assets                                            43,175       40,739
                                                         -------      -------
                                                         694,964      695,284
                                                         =======      =======

  Financial Services:
    Cash and cash equivalents                              1,299          856
    Mortgage loans held for sale                          95,961      180,149
    Mortgage-backed securities and notes receivable      149,892      143,508
    Mortgage servicing rights                              9,715        9,903
    Other assets                                          43,356       48,015
                                                         -------      -------
                                                         300,223      382,431
                                                         -------      -------
  Other Assets:
    Collateral for bonds payable of
      limited-purpose subsidiaries                       192,931      214,443
    Net deferred taxes                                    30,842       31,806
    Other                                                 20,586       14,560
                                                         -------      -------
      Total assets                                   $ 1,239,546  $ 1,338,524
                                                     ===========  ===========


CONSOLIDATED BALANCE SHEETS
The Ryland Group, Inc. and subsidiaries
(amounts in thousands, except share data)


                                                     March 31,    December 31,
                                                       1997            1996
                                                     ---------    ------------
                                                     (unaudited)

LIABILTIES

   Homebuilding:
      Accounts payable and other liabilties         $    72,900   $    84,651
      Long-term debt                                    380,939       354,267
                                                        -------       -------
                                                        453,839       438,918
                                                        -------       -------
   Financial Services:
      Accounts payable and other liabilties              12,683        18,754
      Short-term notes payable                          241,588       325,650
                                                        -------       -------
-
                                                        254,271       344,404
                                                        -------       -------
   Other Liabilities:
      Bonds payable of limited purpose
         subsidiaries                                   186,229       206,891
      Other                                              34,180        37,862
                                                        -------       -------
        Total liabilties                                928,519     1,028,075
                                                        -------     ---------

STOCKHOLDERS' EQUITY

  Convertible preferred stock, $1 par value:
    Authorzed - 1,400,000 shares
    Issued - 838,683 shares (861,741 for 1996)              839           862
  Common stock, $1 par value:
    Authorized - 78,600,000 shares
    Issued - 15,905,499 shares (15,852,729 for 1996)     15,906        15,853
    Paid-in capital                                     115,438       116,652
    Retained earnings                                   183,635       184,678
    Net unrealized gain on mortgage-backed securities     2,314         2,758
    Due from RSOP Trust                                  (7,105)      (10,354)
                                                        --------      --------
      Total stockholders' equity                        311,027       310,449
                                                        -------       -------
      Total liabilities and stockholders' equity    $ 1,239,546   $ 1,338,524
                                                      =========     =========
Stockholders' equity per common share               $     18.89   $     19.00
                                                      =========     =========


CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
The Ryland Group, Inc. and subsidiaries
(amounts in thousands, except share data)

                                                  Three months ended March 31,
                                                       1997           1996
                                                  ------------     -----------
-------
Revenues:

  Homebuilding:
    Residential revenue                           $    281,778    $  294,808
    Other revenue                                       23,891         2,867
                                                       -------       -------
  Total homebuilding revenue                           305,669       297,675
  Financial services                                    19,313        21,769
  Limited-purpose subsidiaries                           4,538         7,989
                                                       -------       -------
         Total revenues                                329,520       327,433
                                                       -------       -------
Expenses:

  Homebuilding:
     Cost of sales                                     263,066       257,043
     Interest                                            5,936         5,794
     Selling, general and administrative                34,268        33,497
                                                       -------       -------
       Total homebuilding expenses                     303,270       296,334

  Financial services:
     Interest                                            3,897         5,799
     General and administrative                         11,846        12,742
                                                        ------        ------
       Total financial services expenses                15,743        18,541

  Limited-purpose subsidiaries expenses                  4,538         7,989

  Corporate expenses                                     3,076         3,004
                                                       -------        ------
       Total expenses                                  326,627       325,868

Earnings before taxes                                    2,893         1,565

Tax expense                                              1,157           626
                                                       -------       -------
Net earnings                                       $     1,736     $     939
                                                       =======       =======
Net earnings per common share:
        Primary                                    $      0.08     $    0.03
        Fully diluted (1)                          $      0.08     $    0.03

Average common shares outstanding:
        Primary                                     16,001,000      15,924,000
        Fully diluted (1)                           16,001,000      15,924,000

(1) For the three months March 31, 1997 and 1996 conversion of preferred shares in not assumed due to antidilutive effect.

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                  Three months ended March 31,
                                                    1997                1996
                                                  ------------       ---------
Cash flows from operating activities:

   Net earnings                                      $   1,736       $    939
   Adjustments to reconcile net earnings
     to net cash provided by (used for)
     operating activities:

       Depreciation and amortization                     5,994          7,820
       Decrease (increase) in inventories                2,533        (39,716)
       Net change in other assets,
        payables and other liabilities                 (26,015)       (17,614)
       Equity in earnings of/distributions
        from unconsolidated joint ventures              (1,387)           765
       Decrease (increase) in mortgage
        loans held for sale                             84,188        (12,570)
       Increase in mortgage-backed
        securities-trading                                 -           (7,437)
                                                       --------       --------
   Net cash provided by (used for)
     operating activities                               67,049        (67,813)
                                                       --------       --------
Cash flows from investing activities:

       Net additions to property, plant
         and equipment                                 (3,689)         (4,870)
       Principal reduction of
         mortgage collateral                           13,522          18,685
       Principal reduction of
         mortgage-backed securities
          -available-for-sale                           4,345          13,995
       Principal reduction of
          mortgage-backed securities-
           held-to-maturity                             3,240           5,054
       (Increase) decrease in funds held
           by trustee                                  (5,990)          5,981
       Other investing activities, net                   (266)         (1,641)
                                                       -------         -------
   Net cash provided by investing activities           11,162          37,204
                                                       -------         -------
Cash flows from financing activities:

       Cash proceeds of long-term debt                  37,500         54,006
       Reduction of long-term debt                     (10,828)       (16,938)
       (Decrease) increase in short-term
        notes payable                                  (84,063)        11,590
       Bond principal payments                         (20,850)       (41,109)
       Common and preferred stock dividends             (2,847)        (2,863)
       Other financing activities, net                   4,164          3,788
                                                       --------        -------
   Net cash (used for) provided by
    financing activities                               (76,924)         8,474
                                                       --------        -------
Net increase (decrease) in cash and cash equivalents     1,287        (22,135)
Cash and cash equivalents at beginning of year          28,708         55,992
                                                       --------       --------
Cash and cash equivalents at end of period           $  29,995      $  33,857
                                                       ========       ========
Supplemental disclosures of cash flow information:

  Cash paid for interest
   (net of capitalized interest)                     $  18,119      $  21,194
  Cash paid for income taxes
   (net of refunds received)                         $      46      $  (2,989)

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)


Note 1.  Segment Information

                                              Three months ended March 31,
                                                   1997             1996
                                              -----------        ---------
Pretax earnings:
      Homebuilding                            $    2,399         $  1,341
      Financial services                           3,570            3,228
      Corporate and other                         (3,076)          (3,004)
                                                  -------          -------
      Total                                   $    2,893         $  1,565
                                                  =======          =======

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (the "Company"). Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of March 31, 1997, the consolidated statements of earnings for the three months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1996 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1997 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 annual report to shareholders.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

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

Fully diluted net earnings per common share additionally gives effect to the assumed conversion of the preferred shares held by The Ryland Group, Inc. Retirement and Stock Ownership Plan Trust (the "RSOP Trust") into common stock, as well as the amount of the additional RSOP Trust contribution required to fund the difference between the RSOP Trust's earnings from preferred share dividends and the RSOP Trust's potential earnings from common share dividends after an assumed conversion. However, the effect of the RSOP Trust was not dilutive for the quarters ended March 31, 1997 and 1996.


The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 3. New Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (FASB 125), "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities." The Company adopted FASB 125 on January 1, 1997. The adoption did not have a significant impact on the Company's financial statements for the first quarter of 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FASB 128), "Earnings Per Share," which is required to be adopted for annual financial statement periods ending after December 15, 1997. Earlier application is not permitted. FASB 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods. Primary earnings per share will be replaced with a new calculation called basic EPS. Basic EPS will be calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding, thereby excluding the dilutive effect of common stock equivalents.

In addition, fully diluted earnings per share will be renamed diluted EPS. Under diluted EPS, the dilutive effect of options will continue to be calculated using the treasury stock method. However, the treasury stock method will be applied using the average market price for the period rather than the higher of the average market price or the ending market price.

If the provisions of FASB 128 had been applied to the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and March 31, 1996, there would have been no impact on the reported EPS amounts for those periods. FASB 128 is also not expected to have a significant impact on earnings per share for the 1997 year.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the first quarter of 1997, the Company reported consolidated net earnings of $1.7 million, or $.08 per share, compared with 1996 first quarter consolidated net earnings of $.9 million, or $.03 per share.

The Company's homebuilding segment recorded pretax earnings of $2.4 million for the first quarter of 1997, compared with pretax earnings of $1.3 million for the same period last year. The pretax earnings increase of $1.1 million was due to pretax gains of $4.8 million from land sales which more than offset the impact of a lower volume of closings.

The Company's financial services segment reported pretax earnings of $3.6 million for the first quarter of 1997, compared with $3.2 million for the same period in 1996. The increase of $.4 million was due to higher investment earnings which were partially offset by a decrease in retail earnings.

The Company's limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, but they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues, expenses and portfolio balances continue to decline as the mortgage collateral pledged to secure the bonds decreases due to scheduled payments, prepayments and exercises of early redemption provisions.


HOMEBUILDING SEGMENT

The Company's homebuilding segment reported pretax earnings of $2.4 million for the first quarter of 1997, compared with pretax earnings of $1.3 million for the same period last year.

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):

                                          Three months ended March 31,
                                                1997          1996
                                          ------------       ---------
Revenues
      Residential                           $281,778       $294,808
      Other                                   23,891          2,867
                                            --------        -------
      Total                                 $305,669       $297,675

Gross profit                                  42,603         40,632
Selling, general and
 administrative expenses                      34,268         33,497
Interest expense                               5,936          5,794
                                            --------       --------
Pretax earnings                             $  2,399       $  1,341
                                            ========       ========
Operational Unit Data:
New Orders (units)                             2,474          2,403
Closings (units)                               1,575          1,733
Outstanding contracts at
  March 31,
  Units                                        3,094          3,414
  Dollar Value                              $566,125       $608,990

Average Closing Price                       $179,000       $170,000

Homebuilding revenues amounted to $306 million for the first quarter of 1997, up 2.7 percent over last year. Residential revenues, which exclude land sales, amounted to $282 million, down 4.4 percent from the same period last year, as the decrease in closings was only partially offset by an increase in the average closing price. The decline in first-quarter closings reflects the lower year-end 1996 backlog due to a decline in new orders last year.

The gross profit margin for the first quarter of 1997 was 13.9 percent, up from the 13.6 percent reported for the first quarter of 1996. The improvement is attributable to the aforementioned gains from land sales. Excluding land sales, gross profit margins were 13.1 percent, a decline from last year's first quarter, but improved compared with the 12.7 percent reported for the fourth quarter of 1996. Lower margins in the highly competitive Mid-Atlantic region continued to negatively affect the Company's overall gross margins as did the increased use of sales incentives in certain markets.

Total homebuilding new orders for the first quarter of 1997 were 2,474, an increase of 3.0 percent from the first quarter of 1996 with growth in both new and existing markets. New orders increased in the Mid-Atlantic, Southeast and Southwest regions, and excluding 1996 sales in Columbus, Ohio where the Company closed its operations last year, the Midwest region also reported increased new orders for the first quarter. New orders in the West region were down 3 percent due to declines in the Denver and Los Angeles/Pacific Inland markets.

Outstanding contracts at March 31, 1997 were 3,094 compared with 3,414 at March 31, 1996 and 2,195 at December 31, 1996. Outstanding contracts represent the Company's backlog of sold but not closed homes, which generally are built and closed, subject to cancellations, over the next two quarters. The value of outstanding contracts as of March 31, 1997 was $566.1 million, a decrease of 7.0 percent from March 31, 1996 and an increase of 39.7 percent from December 31, 1996.

Selling, general and administrative expenses as a percent of revenues were
11.2 percent for the first quarter of 1997 compared with 11.3 percent for the same period of 1996. The increase in expenses of $.8 million was attributable to costs associated with land sales as well as increases in sales and marketing expenses.

Interest expense for the first quarter of 1997 increased $.1 million compared with the same period of 1996 due to a higher cost of funds. The increase in the cost of funds was partially offset by a decline in average homebuilding borrowings compared with the quarter ended March 31, 1996. The decrease in borrowings was attributable to a decline in average inventories, primarily due to a decrease in unsold homes under construction.


FINANCIAL SERVICES

The financial services segment reported pretax earnings of $3.6 million for the first quarter of 1997, compared with $3.2 million for the first quarter of 1996.

Pretax earnings by line of business were as follows (amounts in thousands):

                                                     Three months
                                                    ended March 31,
                                                   1997         1996
                                                   ----         ----
Retail                                          $ 1,466      $ 1,862
Investments                                       2,104        1,366
                                                -------      -------
Total                                           $ 3,570      $ 3,228
                                                =======      =======
The decline in retail earnings was primarily attributable to the impact of lower mortgage originations which was mitigated by a reduction in general and administrative expenses. Investment earnings for the first quarter of 1997 increased $.7 million as a result of income related to the redemption of certain securities and increased income due to a higher average portfolio balance.

Revenues and expenses for the financial services segment were as follows:

                                                      Three months
                                                      ended March 31,
                                                    1997        1996
                                                    ----        -----
Revenues:
Interest and
  net origination fees                          $  1,635     $  4,198
Net gains on sales of mortgages
  and servicing rights                             5,143        5,551
Loan servicing                                     6,668        7,430
Title/escrow                                       1,253        1,198
                                                --------     --------
  Total retail revenues                           14,699       18,377
Revenues from investment
  operations                                       4,614        3,392
                                                --------      -------
Total revenues                                    19,313       21,769

Expenses:
   General and administrative                     11,846       12,742
   Interest                                        3,897        5,799
                                                --------     --------
Total expenses                                    15,743       18,541
                                                --------     --------
 Pretax earnings                                $  3,570     $  3,228
                                                ========     ========
Revenues for the financial services segment decreased for the first quarter of 1997 primarily due to decreased origination activity. Revenues from loan servicing declined primarily as a result of lower revenue per loan due to changes in the portfolio product mix. Investment revenues increased primarily due to a higher average portfolio balance. General and administrative expenses were down primarily due to cost savings related to the disposition of the wholesale business in 1996. Interest expense decreased as a result of a lower level of warehouse borrowings required to fund the lower origination volume.

Retail Operations:
------------------

Retail operations include mortgage origination, loan servicing and title/escrow services for retail customers.

A summary of origination activities is as follows:
                                                          Three months
                                                         ended March 31,
                                                       1997         1996
                                                       ----         ----
Dollar volume of mortgages
  originated (in millions)                           $  183       $  484
Number of mortgages originated                        1,343        3,784

Percentage of total closings:
  Ryland Homes closings                                 62%          30%
  Other closings                                        38%          70%
                                                     ------       ------
                                                       100%         100%

Mortgage origination volume decreased by 65 percent in the first quarter compared with the first quarter of last year. This decrease is attributable to the sale of the wholesale mortgage operations which was completed in May 1996 and a general decline in retail origination volume, including lower closing volume from the homebuilding segment and lower refinancing activity.

The Company earns interest on mortgages held for sale and pays interest on borrowings secured by the mortgages. Significant data related to these activities are as follows:

                                                         Three months
                                                         ended March 31,
                                                       1997         1996
                                                       ----         ----
Net interest earned
 (in thousands)                                        $1,138     $1,551
Average balance of
  mortgages held for sale
 (in millions)                                            $92       $235
Net interest spread                                      5.0%       2.7%

Net interest earned decreased due to a decline in the average balance of mortgages held for sale partially offset by a higher net interest spread.

The Company services loans that it originates as well as loans originated by others and subservices loans for others. Loan servicing portfolio balances were as follows at March 31, (in billions):

                                                     1997         1996
                                                     ----         ----
Originated                                           $1.9         $2.4
Acquired                                              2.9          3.4
Subserviced                                           1.1           .2
                                                     ----         ----
  Total portfolio                                    $5.9         $6.0
                                                     ====         ====


The decreases in the originated and acquired portfolio balances are attributable to normal mortgage prepayment activity and servicing sales from the originated portfolio in excess of amounts originated.

Investment Operations:
----------------------

The Company's investment operations hold certain assets, primarily mortgage-backed securities, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings for the three months ended March 31, were as follows (in thousands):

                                                          Three months
                                                         ended March 31,
                                                         1997       1996
                                                         ----       ----
Interest and other income                             $ 4,614    $ 3,392
Interest and other expenses                             2,510      2,026
                                                      -------    -------
Pretax earnings                                       $ 2,104    $ 1,366
                                                      =======    =======

Significant data from the investment operations are as follows:

                                                          Three months
                                                         ended March 31,
                                                         1997      1996
                                                         ----      ----
Net interest earned
 (in thousands)                                       $ 1,508  $ 1,026
Average balance outstanding
 (in millions)                                        $   144  $   111
Net interest spread                                      4.3%     3.9%

Investment earnings for the three months ended March 31, 1997 and 1996 included $.8 million and $.6 million, respectively, in gains related to the redemption of certain securities. The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The increase in the net interest earned between periods is primarily due to an increase in the average investment portfolio balance.


FINANCIAL CONDITION AND LIQUIDITY

The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its requirements.

The homebuilding segment borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $308 million as of March 31, 1997 and $318 million as of December 31, 1996. Senior notes amounting to $10 million matured and were paid off in January 1997. The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and changes in working capital. This facility provides for total borrowings of up to $300 million and the outstanding borrowings as of March 31, 1997 were $70 million, compared with $34 million as of December 31, 1996. In addition, the Company had letters of credit outstanding under this facility totaling $16.7 million at March 31, 1997 and $18.3 million at December 31, 1996. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At March 31, 1997, such notes payable outstanding amounted to $2.3 million, compared with $1.5 million at December 31, 1996.

Housing inventories decreased to $572.1 million as of March 31, 1997, from $574.6 million as of the end of 1996. This decrease is primarily attributable to a reduction in unsold homes under construction which was partially offset by an increase in the backlog of homes sold but not closed.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The bank facility provides up to $325 million for mortgage warehouse funding and $40 million for working capital advances. Other borrowing arrangements as of March 31, 1997 included repurchase agreement facilities aggregating $625 million, a $100 million revolving credit facility used to finance investment portfolio securities and a $35 million credit facility to be used for the short-term financing of optional bond redemptions. At March 31, 1997 and December 31, 1996, the combined borrowings of the financial services segment outstanding under all agreements were $241.6 million and $325.7 million, respectively.

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

On April 30, 1997 the Company's board of directors authorized the repurchase of up to 10 percent of its outstanding common shares and in a related move, approved a reduction in the quarterly dividend from $.15 per share to $.04 per share which will more closely align the Company's dividend yield with that of other public homebuilders. The share repurchase program, which will be funded through a combination of the dividend reduction and internally generated funds, was initiated to enhance shareholder value and is not expected to have a material impact on the Company's leverage or balance sheet. As of May 12, 1997, the Company had repurchased approximately 132,000 shares.

Note: Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, changes in economic conditions and interest rates, increases in raw material and labor costs, and general competitive factors, that may cause actual results to differ materially.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings


The Company was advised in 1995 that one current and two former officers of a subsidiary, Ryland Mortgage Company ("RMC") had been notified that they were targets of a federal grand jury investigation concerning alleged misappropriation of funds from the Resolution Trust Corporation ("RTC"). The company was advised that the investigation related to alleged overpayments to RMC of approximately $3.5 million under three mortgage servicing contracts with the RTC. In July 1996, the RTC (acting through its successor, the FDIC) requested reimbursement from RMC of the alleged overpayments, interest thereon and additional amounts relating to other mortgage servicing contracts. On May 7, 1997, a federal grand jury in Jacksonville, Florida returned an indictment against RMC and the three targeted individuals. The indictment charges that RMC, acting through the three individuals, conspired to defraud approximately $3.5 million from the RTC in connection with the reconciliation of payments and disbursements handled by RMC in its capacity as a servicer for certain mortgage servicing contracts with the RTC. The press release issued by the U.S. Department of Justice in connection with the indictment indicated that if convicted on all counts, RMC could receive fines of up to $1.5 million.

RMC intends to vigorously defend the allegations contained in the indictment. No prediction can be made at this time regarding the results of the indictment or whether any civil action against the Company may be initiated by the RTC or its successor.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the financial condition of the Company.

                                                                 Page Number
                                                                 -----------
Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits

     11       Statement Re computation of earnings
               per share (filed herewith)                                 17

     27       Financial Data Schedule  (filed herewith)                   18

  B. Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              ----------------------
                              Registrant



May 15, 1997               By: /s/ Michael D. Mangan
------------                   ---------------------
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





May 15, 1997               By: /s/ Stephen B. Cook
------------                   -------------------
Date                           Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)


INDEX OF EXHIBITS

A. Exhibits                                                      Page of
                                                               Sequentially
Exhibit No.                                                   Numbered Pages
----------                                                    --------------
   11         Statement Re computation of earnings
               per share (filed herewith)                               17

   27         Financial Data Schedule
              (filed herewith)                                          18