Form 10-Q
period 1997-06-30
RYLAND GROUP INC
filed 1997-08-14
CIK 85974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q
                                 ---------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997
                               -------------

                               or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                to
                              ---------------    --------------
                Commission File Number:  1-8029


                      THE RYLAND GROUP, INC.
                      ----------------------
(Exact name of registrant as specified in its charter)

               Maryland                        52-0849948
              ---------                        -----------
    (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)      Identification No.)

    11000 Broken Land Parkway,  Columbia, Maryland   21044
    ------------------------------------------------------
        (Address of principal executive offices)   (Zip Code)

                           (410) 715-7000
                           --------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X   No
                                              -
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock of The Ryland Group, Inc., outstanding on August 6, 1997 was 15,028,512.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number
                                                                 -----------

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              June 30, 1997 (unaudited) and
              December 31, 1996                                     1-2

            Consolidated Statements of Earnings
              for the three and six months ended
              June 30, 1997 and 1996 (unaudited)                      3

            Consolidated Statements of Cash Flows
              for the six months ended June 30,
              1997 and 1996 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-7

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            8-14

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        15

  Item 4.   Submission of Matters to a Vote of
               Security Holders                                      16

  Item 6.   Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                           17

INDEX OF EXHIBITS                                                    18

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                               (amounts in thousands)

                                                 June 30,       December 31,
                                                   1997              1996
                                                ----------        ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    32,548       $    27,852
   Housing inventories:
      Homes under construction                      367,648           336,782
      Land under development and improved lots      210,287           237,808
                                                  ---------         ---------
      Total inventories                             577,935           574,590

   Property, plant and equipment                     29,782            31,560
   Purchase price in excess of net assets acquired   20,027            20,543
   Other assets                                      44,871            40,739
                                                  ----------        ---------
                                                    705,163           695,284
                                                  ----------        ---------

FINANCIAL SERVICES:
   Cash and cash equivalents                          3,619               856
   Mortgage loans held for sale, net                141,204           180,149
   Mortgage-backed securities and
      notes receivable, net                         165,351           143,508
   Mortgage servicing rights, net                    10,511             9,903
   Other assets                                      41,333            48,015
                                                  ----------        ---------
                                                    362,018           382,431
                                                  ----------        ---------

OTHER ASSETS:
   Collateral for bonds payable of
      limited-purpose subsidiaries                  169,391           214,443
   Net deferred taxes                                30,461            31,806
   Other                                             19,458            14,560
                                                  ----------        ---------

    TOTAL ASSETS                                $ 1,286,491       $ 1,338,524
                                                ============      ===========
See notes to consolidated financial statements.

                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                   June 30,      December 31,
                                                    1997             1996
                                                 ------------     ------------
                                                  (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities       $    87,870       $    84,651
   Long-term debt                                   375,715           354,267
                                                 ------------     -----------
                                                    463,585           438,918
                                                 ------------     -----------

FINANCIAL SERVICES:
   Accounts payable and other liabilities            16,358            18,754
   Short-term notes payable                         305,747           325,650
                                                 ------------     -----------
                                                    322,105           344,404
                                                 ------------     -----------

OTHER LIABILITIES:
   Bonds payable of limited-purpose subsidiaries    162,925           206,891
   Other                                             35,093            37,862
                                                 ------------     -----------

    TOTAL LIABILITIES                               983,708         1,028,075

STOCKHOLDERS' EQUITY

   Convertible preferred stock, $1 par value
     Authorized - 1,400,000 shares
     Issued - 818,227 shares
             (861,741 for 1996)                         818               862
   Common stock, $1 par value
     Authorized - 78,600,000 shares
     Issued - 15,070,555 shares
             (15,852,729 for 1996)                   15,071            15,853
   Paid-in capital                                  103,837           116,652
   Retained earnings                                186,473           184,678
   Net unrealized gain on
      mortgage-backed securities                      2,521             2,758
   Due from RSOP Trust                               (5,937)          (10,354)
                                                 -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                      302,783           310,449

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,286,491       $ 1,338,524
                                                 ===========      ===========

STOCKHOLDERS' EQUITY PER COMMON SHARE           $     19.36       $     19.00

See notes to consolidated financial statements.

                     The Ryland Group, Inc. and subsidiaries
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                     (unaudited)
                     (amounts in thousands, except share data)

                                Three months                  Six months
                               ended June 30,               ended June 30,
                              1997          1996          1997           1996
                             --------      --------     --------       -------

REVENUES:
   Homebuilding:
      Residential revenues     $  376,615    $  380,832  $  658,393 $ 675,640
      Other revenues                1,397         7,550      25,288    10,417
                                 --------    ----------- ----------   -------
   Total homebuilding revenues    378,012       388,382     683,681   686,057
   Financial services              17,548        18,335      36,861    40,104
   Limited-purpose subsidiaries     4,060         7,537       8,598    15,526
                                 --------    ----------- ----------   - -----

       Total revenues             399,620       414,254     729,140   741,687

EXPENSES:
   Homebuilding:
      Cost of sales               328,261       335,117     591,327   592,160
      Selling, general and
       administrative              37,162        37,377      71,430    70,874
      Interest expense              6,463         6,261      12,399    12,055
                                 --------    ----------- ----------   - -----
       Total homebuilding
        expenses                  371,886       378,755     675,156   675,089

   Financial services:
      General and administrative    9,780        11,021      21,626    23,763
      Interest expense              4,248         4,834       8,145    10,633
                                 --------    ----------- ----------   - -----
       Total financial
        services expenses          14,028        15,855      29,771    34,396

   Limited-purpose subsidiaries
    expense                         4,060         7,537       8,598    15,526

   Corporate expenses               3,195         3,062       6,271     6,066
                                 --------    ----------- ----------   - -----

   Total expenses                 393,169       405,209     719,796   731,077

Earnings before taxes               6,451         9,045       9,344    10,610

Tax expense                         2,581         3,618       3,738     4,244
                                  --------    ----------- ----------   - -----

Net earnings                    $   3,870     $   5,427   $   5,606 $   6,366
                               ===========    ===========  ========  =========

Preferred dividends             $     452     $     499   $     915 $   1,009
Net earnings available for
      common shareholders       $   3,418     $   4,928   $   4,691 $   5,357

NET EARNINGS PER COMMON SHARE:
  Primary:                      $   0.22      $    0.31   $    0.30 $    0.34
  Fully diluted: (1)            $   0.22      $    0.31   $    0.30 $    0.34

AVERAGE COMMON SHARES OUTSTANDING:
     PRIMARY                     15,772,000  15,955,000  15,886,000 15,949,000
     FULLY DILUTED (1)           15,772,000  16,868,000  15,886,000 15,949,000
                                 ==========  =========== ========== ==========

(1) For the three months ended June 30, 1997 and the six months ended June 30, 1997 and 1996, conversion of preferred shares is not assumed due to an antidilutive effect.

See notes to consolidated financial statements.

                        The Ryland Group, Inc. and subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, amounts in thousands)

                                                   Six months ended June 30,
                                                      1997              1996
                                                   ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                     $  5,606         $  6,366
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization                    12,754           15,882
     Gain on sale of mortgage-backed
       securities - available-for-sale                   (75)               0
     Increase in inventories                          (3,345)         (55,529)
     Net change in other assets, payables
       and other liabilities                          (7,769)          (9,864)
     Equity in earnings of/distributions
       from unconsolidated joint ventures                  7             1,746
     Decrease in mortgage
       loans held for sale                            38,945            88,184
                                                   ----------        ---------
   Net cash provided by operating activities          46,123            46,785
                                                   ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to property, plant and equipment     (8,282)         (10,659)
   Principal reduction of mortgage collateral         22,257           41,376
   Principal reduction of mortgage-backed
     securities - available-for-sale                   4,938           15,134
   Purchases of mortgage-backed securities
     - available-for-sale                                  0           (8,572)
   Sales of mortgage-backed securities-
     available-for-sale                                2,222                0
   Principle reduction of mortgage-backed
     securities-held-to-maturity                       6,840           11,083
   Increase in funds held by trustee                 (12,494)          (9,930)
   Other investing activities, net                    (1,194)          (2,963)
                                                   ----------        ---------
   Net cash provided by investing activities          14,287           35,469
                                                   ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds of long-term debt                    32,647           58,062
   Reduction of long-term debt                       (11,200)         (19,508)
   Decrease in short-term notes payable              (19,903)         (70,896)
   Bond principal payments                           (44,358)         (68,155)
   Common and preferred stock dividends               (3,942)          (5,734)
   Common stock repurchases                          (11,331)               0
   Other financing activities, net                     5,136            3,775
                                                   ----------        ---------
   Net cash used for financing activities            (52,951)        (102,456)
                                                   ----------        ---------
Net increase (decrease) in cash
  and cash equivalents                                 7,459          (20,202)
Cash and cash equivalents at beginning of year        28,708           55,992
                                                   ----------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  36,167        $  35,790
                                                   ==========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest (net of
        capitalized interest)                      $  32,598        $  41,845
     Cash paid for income taxes (net of
        refunds received)                          $     940        $  (2,999)
                                                   ==========        =========

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)


Note 1. Segment Information

                                               Three months ended June 30,
                                                   1997             1996
                                                   ----             ----
Pretax earnings:
     Homebuilding                               $   6,126        $  9,627
     Financial services                             3,520           2,480
     Corporate and other                           (3,195)         (3,062)
                                                   ------          -------
     Total                                      $   6,451        $  9,045
                                                =========        ========

                                               Six months ended June 30,
                                                   1997             1996
                                                   ----             ----
Pretax earnings:
     Homebuilding                               $   8,525        $ 10,968
     Financial services                             7,090           5,708
     Corporate and other                           (6,271)         (6,066)
                                                  --------        --------
     Total                                      $   9,344	        $ 10,610
                                                =========        ========

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (the "Company"). Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of June 30, 1997, the consolidated statements of earnings for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1996 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1997 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 annual report to shareholders.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

Fully diluted net earnings per common share additionally gives effect to the assumed conversion of the preferred shares held by The Ryland Group, Inc. Retirement and Stock Ownership Plan Trust (the "RSOP Trust") into common stock, as well as the amount of the additional RSOP Trust contribution required to fund the difference between the RSOP Trust's earnings from preferred share dividends and the RSOP Trust's potential earnings from common share dividends after an assumed conversion. However, the effect of the RSOP Trust was not dilutive for the three months ended June 30, 1997 and the six months ended June 30, 1997 and 1996.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 3. New Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (FASB 125), "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities." The Company adopted FASB 125 on January 1, 1997. The adoption did not have a significant impact on the Company's financial statements for the first six months of 1997.

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

If the provisions of FASB 128 had been applied to the calculation of primary and fully diluted earnings per share for the quarters and six months ended June 30, 1997 and June 30, 1996, there would have been no impact on the reported EPS amounts for those periods. FASB 128 is also not expected to have a significant impact on earnings per share for the 1997 year.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the second quarter of 1997, the Company reported consolidated net earnings of $3.9 million, or $.22 per share. This compares with 1996 second quarter net earnings of $5.4 million, or $.31 per share, which included net gains from land sales of $2.2 million, or $.14 per share.

The Company's homebuilding segment recorded pretax earnings of $6.1 million for the second quarter of 1997, compared with pretax earnings of $9.6 million, including pretax gains of $3.7 million from land sales, for the same period last year. Excluding land sale gains, pretax earnings increased by $.2 million for the second quarter of 1997 as improved gross profit margins more than offset the impact of fewer closings.

The Company's financial services segment reported pretax earnings of $3.5 million for the second quarter of 1997, compared with $2.5 million for the same period in 1996. The improvement over last year's results was attributable to higher gains from the sale of mortgages and mortgage servicing rights as well as cost reductions in general and administrative expenses.

For the first six months of 1997, the Company reported consolidated net earnings of $5.6 million, or $.30 per share, compared with 1996 first half net earnings of $6.4 million, or $.34 per share. The first half results included land sale net gains of $2.9 million, or $.18 per share, in the first quarter of 1997 and $2.2 million, or $.14 per share, in the second quarter of 1996.

The homebuilding segment reported pretax earnings of $8.5 million for the first six months of 1997 compared with pretax earnings of $11.0 million for the same period in 1996. The decline in first half results primarily reflects lower homebuilding closings due to a reduction in new orders in the second half of 1996. New order volume has improved in the first six months of 1997 resulting in a higher backlog and better prospects for improved homebuilding earnings for the second half of the year. The financial services segment reported pretax earnings of $7.1 million for the first six months of 1997, compared with $5.7 million for the same period in 1996. This improvement is primarily a result of higher gains from the sale of mortgages and mortgage servicing rights and reductions in expenses, which more than offset the impact of the decline in volume of loan originations.

Though the Company's limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues, expenses, and portfolio balances continue to decline as the mortgage collateral pledged to secure the bonds decreases due to scheduled payments, prepayments and exercises of early redemption provisions.

HOMEBUILDING SEGMENT

The Company's homebuilding segment reported pretax earnings of $6.1 million for the second quarter of 1997. This compares with pretax earnings of $9.6 million, including $3.7 million in land sale gains, for the same period last year. For the six months ended June 30, 1997, homebuilding reported pretax earnings of $8.5 million compared with pretax earnings of $11.0 million for the first half of 1996. First half results included pretax land sale gains of $4.8 million in 1997 and $3.7 million in 1996.

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):


                                Three months ended           Six months ended
                                     June 30,                     June 30,
                                 1997      1996             1997       1996
                                 ----      ----             ----       ----

Revenues
      Residential             $376,615   $380,832         $658,393   $675,640
      Other                      1,397      7,550           25,288     10,417
                              --------   --------         --------    -------
       Total                  $378,012   $388,382         $683,681   $686,057

Gross profit                    49,751     53,265           92,354     93,897
Selling, general and
 administrative expenses        37,162     37,377           71,430     70,874
Interest expense                 6,463      6,261           12,399     12,055
                              --------   --------         --------   --------
Pretax earnings               $  6,126   $  9,627         $  8,525   $ 10,968
                              ========   ========         ========   ========

Operational Unit Data:
New orders (units)               2,310      2,060            4,784      4,463
Closings   (units)               2,072      2,195            3,647      3,928
Outstanding contracts at
  June 30,
    Units                                                    3,332      3,279
    Dollar Value                                          $620,625   $580,753

Average Closing Price         $182,000   $173,000         $181,000   $172,000

Homebuilding revenues amounted to $378 million for the second quarter of 1997, and $684 million for the first half of 1997, down 2.7 percent and .3 percent, respectively, from the same periods last year as a decrease in closings for both periods was partially offset by an increase in average closing price.
The decline in closings for both periods reflects the lower backlog at the end of 1996, caused by weak sales in the latter half of 1996.

The gross profit margin for the second quarter of 1997 was 13.2 percent, compared with 13.0 percent, excluding land sales, for the second quarter of 1996. Increased closings from newer communities contributed to the 1997 margin improvement. Excluding land sales, the gross margin was 13.2 percent for the first half of 1997, compared with 13.3 percent for the first half of 1996.

Total homebuilding new orders for the second quarter increased to 2,310 homes, up 12.1 percent over the second quarter last year, and increased 7.2 percent for the first six months versus last year's first half. For the quarter, all regions reported increased new orders, and for the year-to-date, all regions reported higher new orders after adjusting the Midwest region to exclude 1996 new orders for operations in Columbus, Ohio which closed last year.

Outstanding contracts at June 30, 1997 were 3,332 compared with 3,279 at June 30, 1996 and 2,195 at December 31, 1996. Outstanding contracts represent the Company's backlog of sold, but not closed homes, which generally are built and closed, subject to cancellations, over the next two quarters. The value of outstanding contracts at June 30, 1997 was $620.6 million, an increase of 6.9 percent from June 30, 1996 and an increase of 53.1 percent from December 31, 1996.

Selling, general and administrative expenses were $37.2 million for the second quarter of 1997, down slightly from $37.4 million for the same period of 1996. For the six months ended June 30, 1997, selling, general and administrative expenses were $71.4 million compared with $70.9 million for the same period of 1996. The increase for the first half was primarily related to an increase in sales and marketing costs.

Interest expense for the second quarter and first half of 1997 increased $.2 million and $.3 million, respectively, compared with the same periods of 1996, due to a higher cost of funds. The increase in the cost of funds was partially offset by a decline in average homebuilding borrowings compared with the periods ending June 30, 1996. The decrease in borrowings was attributable to a decline in average inventories, primarily due to a decrease in unsold homes under construction.

FINANCIAL SERVICES

The financial services segment reported pretax earnings of $3.5 million for the second quarter of 1997 compared with $2.5 million for the second quarter of 1996, and $7.1 million for the first six months of 1997 compared with $5.7 million for the first half of 1996.

Pretax earnings by line of business were as follows (amounts in thousands):

                         Three months                  Six months
                         ended June 30,               ended June 30,
                       1997         1996             1997       1996
                       ----         ----             ----       ----
Retail               $ 2,265      $   430           $ 3,731    $ 2,292
Investments            1,255        2,050             3,359      3,416
                     -------     --------          --------    -------
Total                $ 3,520      $ 2,480           $ 7,090    $ 5,708
                     =======     ========          ========    =======

The increase in retail earnings for the second quarter and first six months of 1997 was primarily due to higher gains from the sale of mortgages and mortgage servicing rights and a reduction in general and administrative expenses. Investment earnings for the second quarter of 1997 decreased $.8 million compared with the second quarter of 1996 which included $.7 million of income related to the redemption of certain securities. For the six months ended June 30, 1997, the slight decrease in investment earnings was due to lower income from the redemption of certain securities offset by a higher net interest spread on the portfolio.

Revenues and expenses for the financial services segment were as follows:

                                      Three months             Six months
                                     ended June 30,           ended June 30,
                                    1997         1996         1997        1996
                                   ------       ------       ------      -----
Revenues:
Interest and
  net origination fees           $  1,628     $  3,554      $  3,263  $  7,752
Net gains on sales of mortgages
  and servicing rights              4,045        1,678         9,188     7,229
Loan servicing                      6,323        7,461        12,991    14,891
Title/escrow                        1,559        1,562         2,812     2,760
                                ---------    ---------       -------  --------
   Total retail revenues           13,555       14,255        28,254    32,632
Revenues from investment
  operations                        3,993        4,080         8,607     7,472
                                ---------    ---------      ---------  -------
Total revenues                     17,548       18,335        36,861    40,104

Expenses:
   General and administrative       9,780       11,021        21,626    23,763
   Interest                         4,248        4,834         8,145    10,633
                                ---------    ---------      ---------  -------
Total expenses                     14,028       15,855        29,771    34,396
                                ---------    ---------      --------   -------
 Pretax earnings                 $  3,520     $  2,480      $  7,090   $ 5,708
                                =========    =========      ========   =======

Revenues for the financial services segment decreased 4 percent and 9 percent for the three and six month periods ended June 30, 1997, respectively, compared with the same periods of 1996. The decreases were primarily due to decreased origination activity and a decline in servicing revenues, offset by higher gains from the sale of mortgages and mortgage servicing rights. Loan servicing revenues declined primarily as a result of a lower portfolio balance and changes in the portfolio product mix. Investment revenues in the first half of the year increased primarily due to a higher average portfolio balance.

General and administrative expenses decreased 11 percent and 9 percent for the three and six month periods ended June 30, 1997, respectively, compared with the same periods of 1996. The decreases were due to improved efficiencies in the mortgage origination process, cost savings related to the disposition of the Company's wholesale mortgage origination business in 1996 and expense reductions related to the decrease in origination activity and the decline in the servicing portfolio.

Interest expense declined 12 percent and 23 percent for the three and six month periods ended June 30, 1997, respectively, compared with the same periods of 1996. The declines resulted from reduced warehouse borrowings required to fund the lower origination volume, offset partially by an increase in interest expense in the Company's investment operations due to higher average portfolio balances.

Retail Operations:
------------------

Retail operations include mortgage origination, loan servicing and title/escrow services for retail customers.

A summary of origination activities is as follows:

                                    Three months             Six months
                                   ended June 30,           ended June 30,
                                 1997         1996         1997        1996
                                ------       ------      ------      ------
Dollar volume of mortgages
  originated (in millions)      $  242       $  393      $  425      $  877
Number of mortgages originated   1,741        2,933       3,084       6,717

Percentage of total closings:
  Ryland Homes closings            64%          48%         63%         38%
  Other closings                   36%          52%         37%         62%
                               -------       ------      ------      ------
                                  100%         100%        100%        100%

Mortgage origination volume decreased by 41 percent and 54 percent for the three and six month periods ended June 30, 1997, respectively, compared with the same periods last year. These decreases are primarily attributable to the sale of the wholesale mortgage operations which was completed in May 1996 and a general decline in retail origination volume, including lower closing volume from the homebuilding segment and lower refinancing activity.

The Company services loans that it originates as well as loans originated by others. Loan servicing portfolio balances were as follows at June 30, (in billions):
                                                        1997         1996
                                                       ------       ------
Originated                                              $1.7         $2.4
Acquired                                                 2.5          3.2
Subserviced                                              1.2           .2
                                                       ------       ------
  Total portfolio                                       $5.4         $5.8
                                                       ======       ======
The decrease in the originated and acquired portfolio balances are mainly attributable to normal mortgage prepayment activity, servicing sales from the originated portfolio in excess of amounts originated, and the call of an RTC security and related servicing transfer.


Investment Operations:
----------------------

The Company's investment operations hold certain assets, primarily mortgage-backed securities which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings for the three and six month periods ended June 30, were as follows (in thousands):

                                       Three months              Six months
                                      ended June 30,            ended June 30,
                                      1997      1996           1997      1996
                                     ------    ------         ------    ------
Sale of mortgage-backed securities  $    75    $     0      $    75    $     0
Interest and other income             3,918      4,080        8,532      7,472
                                   --------    -------      --------   -------
     Total revenues                   3,993      4,080        8,607      7,472
Interest and other expenses           2,738      2,030        5,248      4,056
                                    -------     ------       -------    ------
Pretax earnings                     $ 1,255    $ 2,050      $ 3,359    $ 3,416
                                    ========   =======      ========   =======

Interest and other income for the three months ended June 30, 1996 included $.7 million, and for the six months ended June 30, 1997 and 1996, included $.8 million and $1.3 million, respectively, in gains related to the redemption of certain securities. Interest income for the three and six months ended June 30, 1997 as compared with the same periods of 1996 was higher due to a higher average investment portfolio balance.

Significant data concerning the Company's investment operations are as follows:

                                        Three months              Six months
                                       ended June 30,           ended June 30,
                                      1997      1996           1997      1996
                                     -------   ------         ------    ------
Net interest earned
 (in thousands)                      $ 1,460    $ 1,192       $ 2,968   $ 2,218
Average balance outstanding
 (in millions)                       $   154    $  115       $   149   $   113
Net interest spread                     3.8%      4.1%          4.0%      3.9%

The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The increases in net interest earned for the three and six month periods ended June 30, 1997, were primarily due to increases in the average investment portfolio balances.

FINANCIAL CONDITION AND LIQUIDITY

The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $308 million as of June 30, 1997 and $318 million as of December 31, 1996. Senior notes amounting to $10 million matured and were paid off in January 1997. The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and changes in working capital. This facility, which was amended in June 1997 and extended to July 2000, provides for total borrowings of up to $300 million. The outstanding borrowings as of June 30, 1997 were $65 million, compared with $34 million as of December 31, 1996. In addition, the Company had letters of credit outstanding under this facility totaling $17.6 million at June 30, 1997 and $18.3 million at December 31, 1996. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At June 30, 1997, such notes payable outstanding amounted to $2.1 million, compared with $1.5 million at December 31, 1996.

Housing inventories increased to $577.9 million as of June 30, 1997, from $574.6 million as of the end of 1996. This represents the normal seasonal increase in sold homes under construction partially offset by a decrease in unsold homes under construction.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. A bank credit facility, which was amended in June 1997 and extended to June 1, 2000, provides up to $260 million for mortgage warehouse funding and $40 million for working capital advances. Other borrowing arrangements as of June 30, 1997 included repurchase agreement facilities aggregating $625 million, a $100 million revolving credit facility used to finance investment portfolio securities and a $35 million credit facility used for the short-term financing of optional bond redemptions. At June 30, 1997 and December 31, 1996, the combined borrowings of the financial services segment outstanding under all agreements were $305.7 million and $325.7 million, respectively.

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

On April 30, 1997, the Company's board of directors authorized the repurchase of up to 10 percent, or 1.6 million of its outstanding common shares. The Board also approved a reduction in the quarterly dividend from $.15 per share to $.04 per share to more closely align the Company's dividend yield with that of other public homebuilders. The share repurchase program, which is being funded through a combination of the dividend reduction and internally generated funds, was initiated to enhance shareholder value and is not expected to have a material impact on the Company's leverage or balance sheet. As of July 25, 1997, the Company had repurchased approximately 940,000 shares of its outstanding common stock in accordance with this program at a cost of approximately $12.5 million.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company was advised in 1995 that one current and two former officers of a subsidiary, Ryland Mortgage Company ("RMC") had been notified that they were targets of a federal grand jury investigation concerning alleged misappropriation of funds from the Resolution Trust Corporation ("RTC"). The Company was advised that the investigation related to alleged overpayments to RMC of approximately $3.5 million under three mortgage servicing contracts with the RTC. In July 1996, the RTC (acting through its successor, the FDIC) requested reimbursement from RMC of the alleged overpayments, interest thereon and additional amounts relating to other mortgage servicing contracts. On May 7, 1997, a federal grand jury in Jacksonville, Florida returned an indictment against RMC and the three targeted individuals. The indictment charges that RMC, acting through the three individuals, conspired to defraud approximately $3.5 million from the RTC in connection with the reconciliation of payments and disbursements handled by RMC in its capacity as a servicer for certain mortgage servicing contracts with the RTC. In a court appearance related to the indictment, the prosecuting assistant United States attorney indicated that the Company could be responsible for restitution of the amount allegedly defrauded and, if convicted on all counts, RMC could receive fines of up to $3.0 million. As a result of the indictment, RMC was notified by the U.S. Department of Housing and Urban Development's (HUD's) Mortgage Review Board that it is considering an administrative action and penalties against RMC.
The Board is scheduled to meet during the fall of 1997 to consider this matter. RMC intends to vigorously defend the allegations contained in the indictment and any adverse actions by the HUD Mortgage Review Board. No prediction can be made at this time regarding the results of the indictment or the HUD administrative proceeding or whether any civil action against the Company may be initiated by the RTC or its successor.

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

PART II.  OTHER INFORMATION (con't)

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 30, 1997. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934 to elect directors of the Company for the ensuing year and to approve the appointment of Ernst & Young LLP as independent public accountants for the Company for 1997.

Proxies representing 14,257,315 shares of stock eligible to vote at the meeting, or 85.3 percent of the outstanding shares, were voted in connection with the election of directors. The ten incumbent directors nominated by the Company were elected with a minimum of 13,652,793 votes. The following is a separate tabulation with respect to the vote for each nominee:

Name                        Total Votes For           Total Votes Withheld
-----                       ---------------           --------------------

R. Chad Dreier                13,657,055                     600,200
James A. Flick, Jr.           13,660,720                     596,595
Robert J. Gaw                 13,661,252                     596,063
Leonard M. Harlan             13,658,656                     598,659
L.C. Heist                    13,661,650                     595,665
William L. Jews               13,657,464                     599,851
William G. Kagler             13,661,050                     596,265
John H. Mullin, III           13,661,456                     595,859
Charlotte St. Martin          13,652,793                     604,552
John O. Wilson                13,661,080                     596,235

Ernst & Young LLP was approved as the independent public accountants for the Company for 1997 by 99.8 percent of the shares voting. The following is a breakdown of the vote on such matter:

     For                      Against                      Abstain
     ---                      ------                       -------
   14,205,688                 24,119                        27,510


                                                                 Page Number
                                                                 -----------
Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits

     11       Statement Re computation of earnings
               per share (filed herewith)                                 19

     27       Financial Data Schedule  (filed herewith)                   20

  B. Reports on Form 8-K

Form 8-K was filed with the Securities and Exchange Commission on April 30, 1997 regarding the authorization of the repurchase of up to 10 percent of the Company's common stock and the reduction of the common stock dividend from $0.15 per share to $0.04 per share.

                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              ----------------------
                              Registrant



August 14, 1997               By: /s/ Michael D. Mangan
--------------                  ----------------------
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





August 14, 1997               By: /s/ Stephen B. Cook
--------------                  --------------------
Date                            Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)

                                   INDEX OF EXHIBITS

A. Exhibits                                                      Page of
                                                               Sequentially
Exhibit No.                                                   Numbered Pages
-----------                                                   --------------
   11         Statement Re computation of earnings
               per share (filed herewith)                               19

   27         Financial Data Schedule
              (filed herewith)                                          20

                                         18
18





1