Form 10-Q
period 1997-09-30
RYLAND GROUP INC
filed 1997-11-13
CIK 85974

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q
                                 ---------
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997
                               ------------------
                               or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                to
                               ---------------  ---------------

                Commission File Number:  1-8029


                      THE RYLAND GROUP, INC.
                      ----------------------
(Exact name of registrant as specified in its charter)

               Maryland                        52-0849948
               --------                        ----------
    (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)      Identification No.)

    11000 Broken Land Parkway,  Columbia, Maryland   21044
    ------------------------------------------------------
        (Address of principal executive offices)   (Zip Code)

                           (410) 715-7000
                           -------------
        (Registrant's telephone number, including area code)

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on November 10, 1997 was 14,462,988.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number
                                                                  ----------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              September 30, 1997 (unaudited) and
              December 31, 1996                                     1-2

            Consolidated Statements of Earnings
              for the three and nine months ended
              September 30, 1997 and 1996 (unaudited)                 3

            Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              1997 and 1996 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-7

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            8-14

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        15

  Item 6.   Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                           17

INDEX OF EXHIBITS                                                    18

                       The Ryland Group, Inc. and subsidiaries
                             CONSOLIDATED BALANCE SHEETS
                      (amounts in thousands, except share data)

                                                September 30,    December 31,
                                                   1997              1996
                                                ------------     ------------
                                                (unaudited)
ASSETS

HOMEBUILDING:
   Cash and cash equivalents                    $    17,845       $    27,852
   Housing inventories:
      Homes under construction                      384,453           336,782
      Land under development and improved lots      197,485           237,808
                                                  ---------         ---------
      Total inventories                             581,938           574,590

   Property, plant and equipment                     29,155            31,560
   Purchase price in excess of net assets acquired   19,769            20,543
   Other assets                                      46,064            40,739
                                                  ----------        ---------
                                                    694,771           695,284
                                                  ----------        ---------

FINANCIAL SERVICES:
   Cash and cash equivalents                          2,746               856
   Mortgage loans held for sale                     157,836           180,149
   Mortgage-backed securities and
      notes receivable                              155,322           143,508
   Mortgage servicing rights                         10,952             9,903
   Other assets                                      43,111            48,015
                                                  ----------        ---------
                                                    369,967           382,431
                                                  ----------        ---------

OTHER ASSETS:
   Collateral for bonds payable of
      limited-purpose subsidiaries                  148,679           214,443
   Net deferred taxes                                29,934            31,806
   Other                                             15,878            14,560
                                                  ----------        ---------

    TOTAL ASSETS                                $ 1,259,229       $ 1,338,524
                                                ============      ===========

                      The Ryland Group, Inc. and subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)

                                                 September 30,    December 31,
                                                     1997             1996
                                                 ------------     ------------
                                                  (unaudited)
LIABILITIES

HOMEBUILDING:
   Accounts payable and other liabilities       $    88,538       $    84,651
   Long-term debt                                   349,933           354,267
                                                 ------------     -----------
                                                    438,471           438,918
                                                 ------------     -----------

FINANCIAL SERVICES:
   Accounts payable and other liabilities            14,240            18,754
   Short-term notes payable                         327,291           325,650
                                                 ------------     -----------
                                                    341,531           344,404
                                                 ------------     -----------

OTHER LIABILITIES:
   Bonds payable of limited-purpose subsidiaries    142,954           206,891
   Other                                             36,838            37,862
                                                 ------------     -----------

    TOTAL LIABILITIES                               959,794         1,028,075
                                                 ------------     -----------
STOCKHOLDERS' EQUITY

   Convertible preferred stock, $1 par value:
     Authorized - 1,400,000 shares
     Issued - 790,441 shares
             (861,741 for 1996)                         790               862
   Common stock, $1 par value:
     Authorized - 78,600,000 shares
     Issued - 14,506,211 shares
             (15,852,729 for 1996)                   14,506            15,853
   Paid-in capital                                   94,477           116,652
   Retained earnings                                192,871           184,678
   Net unrealized gain on
      mortgage-backed securities                      2,684             2,758
   Due from RSOP Trust                               (5,893)          (10,354)
                                                 -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                      299,435           310,449
                                                 -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,259,229       $ 1,338,524
                                                  =========       ===========

STOCKHOLDERS' EQUITY PER COMMON SHARE           $     19.90       $     19.00

                     The Ryland Group, Inc. and subsidiaries
                 CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
                    (amounts in thousands, except share data)

                                Three months                 Nine months
                              ended September 30,         ended September 30,
                                1997        1996           1997        1996
                               --------    -------       --------    --------

REVENUES:
   Homebuilding:
      Residential revenue    $ 396,907    $ 374,834    $ 1,055,300 $ 1,050,474
      Other revenue              1,190        1,869         26,478      12,286
                              --------    ---------    -----------  ----------
   Total homebuilding revenue  398,097      376,703      1,081,778   1,062,760
   Financial services           19,974       18,997         56,835      59,101
   Limited-purpose subsidiaries  3,533        6,758         12,131      22,284
                              --------    ---------    -----------  ----------
            Total revenues     421,604      402,458      1,150,744   1,144,145
                              --------    ---------    -----------  ----------
EXPENSES:
   Homebuilding:
      Cost of sales            344,851      326,178        936,178     918,338
      Selling, general and
       administrative           36,913       36,958        108,343     107,832
      Interest                   5,809        8,236         18,208      20,291
                               -------      -------      ---------   ---------
       Total homebuilding
        expenses               387,573      371,372      1,062,729   1,046,461

   Financial services:
      General and
      administrative            10,645        9,831         32,271      33,594
      Interest                   4,816        4,305         12,961      14,938
                               -------      -------      ---------   ---------
      Total financial
        services expenses       15,461       14,136         45,232      48,532

   Limited-purpose subsidiaries
    expenses                     3,533        6,758         12,131      22,284

   Corporate expenses            3,802        2,730         10,073       8,796
                               --------     -------      ---------   ---------

   Total expenses              410,369      394,996      1,130,165   1,126,073

Earnings before taxes           11,235        7,462         20,579      18,072

Tax expense                      4,494        2,985          8,232       7,229
                               --------     -------      ---------   ---------

Net earnings                 $   6,741    $   4,477     $   12,347  $   10,843
                               ========     =======      =========   =========

Preferred Dividends          $     437    $     490     $    1,352  $    1,499
Net earnings available for
      common shareholders    $   6,304    $   3,987     $   10,995  $    9,344

NET EARNINGS PER COMMON SHARE:
     Primary                 $    0.42    $    0.25     $     0.70  $     0.59
     Fully diluted   (1)     $    0.41    $    0.25     $     0.70  $     0.59

AVERAGE COMMON SHARES OUTSTANDING:
     Primary                15,103,000   15,935,000     15,608,000  15,932,000
     Fully diluted (1)      15,989,000   15,935,000     16,602,000  15,932,000

(1) For the three and nine months ended September 30, 1996, conversion of preferred shares is not assumed due to an antidilutive effect.

See notes to consolidated financial statements.

                        The Ryland Group, Inc. and subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)

                                               Nine months ended September 30,
                                                     1997              1996
                                                  ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                    $  12,347         $ 10,843
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization                    19,622           23,504
     Gain on sale of mortgage-backed
       securities - available-for-sale                   (75)            (657)
     Increase in inventories                          (7,348)         (74,585)
     Net change in other assets, payables
       and other liabilities                          (7,103)         (10,683)
     Equity in earnings of/distributions
       from unconsolidated joint ventures                130              948
     Increase in mortgage-backed
       securities - trading                         	       -            (798)
     Decrease in mortgage
       loans held for sale                            22,313          121,240
                                                   ----------        ---------
   Net cash provided by operating activities          39,886           69,812
                                                   ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to property, plant and equipment    (13,125)         (15,878)
   Principal reduction of mortgage collateral         31,451           57,071
   Principal reduction of mortgage-backed
     securities - available-for-sale                   8,419           19,127
   Purchases of mortgage-backed securities
     -available-for-sale                                  -            (8,572)
   Sales of mortgage-backed securities -
     available-for-sale                                2,222           10,876
   Principal reduction of mortgage-backed
     securities-held-to-maturity                      10,735           15,306
   Decrease (increase) in funds held by trustee        2,438           (8,758)
   Other investing activities, net                    (2,073)          (2,239)
                                                   ----------        ---------
   Net cash provided by investing activities          40,067           66,933
                                                   ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds of long-term debt                     7,647          103,062
   Reduction of long-term debt                       (11,982)         (60,233)
   Increase (decrease) in short-term
    notes payable                                      1,641          (92,443)
   Bond principal payments                           (64,629)        (108,542)
   Common and preferred stock dividends               (6,717)          (8,595)
   Common stock repurchases                          (22,120)               -
   Other financing activities, net                     8,090            5,774
                                                   ----------        ---------
   Net cash used for financing activities            (88,070)        (160,977)
                                                   ----------        ---------
Net decrease in cash and cash equivalents             (8,117)         (24,232)
Cash and cash equivalents at beginning of year        28,708           55,992
                                                   ----------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  20,591        $  31,760
                                                   ==========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest (net of
        capitalized interest)                      $  50,771        $  61,483
     Cash paid for income taxes (net of
        refunds received)                          $   1,095        $  (2,492)
                                                   ==========        =========
See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)


Note 1. Segment Information

                                              Three months ended September 30,
                                                   1997             1996
                                                   ----             ----

Pretax earnings:
     Homebuilding                               $  10,524        $  5,331
     Financial services                             4,513           4,861
     Corporate and other                           (3,802)         (2,730)
                                                   ------          ------
     Total                                      $  11,235        $  7,462
                                                   =======         =======

                                               Nine months ended September 30,
                                                   1997             1996
                                                   ----             ----
Pretax earnings:
     Homebuilding                               $  19,049        $ 16,299
     Financial services                            11,603          10,569
     Corporate and other                          (10,073)         (8,796)
                                                  --------         -------
     Total                                      $  20,579        	$ 18,072
                                                  ========         =======

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (the "Company"). Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of September 30, 1997, the consolidated statements of earnings for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1996 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1997 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 annual report to shareholders.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

Fully diluted net earnings per common share additionally gives effect to the assumed conversion of the preferred shares held by The Ryland Group, Inc. Retirement and Stock Ownership Plan Trust (the "RSOP Trust") into common stock, as well as the amount of the additional RSOP Trust contribution required to fund the difference between the RSOP Trust's earnings from preferred share dividends and the RSOP Trust's potential earnings from common share dividends after an assumed conversion. However, the effect of the RSOP Trust was not dilutive for the three and nine months ended September 30, 1996.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 3. New Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (FASB 125), "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities." The Company adopted FASB 125 on January 1, 1997. The adoption did not have a significant impact on the Company's financial statements for the first nine months of 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FASB 128), "Earnings Per Share," which is required to be adopted for annual financial statement periods ending after December 15, 1997. Earlier application is not permitted. FASB 128 requires companies to change the method currently used to compute earnings per share
(EPS)and to restate all prior periods. Primary EPS will be replaced with a new calculation called basic EPS. Basic EPS will be calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding, thereby excluding the dilutive effect of common stock equivalents.

In addition, fully diluted EPS will be renamed diluted EPS. Under diluted EPS, the dilutive effect of options will continue to be calculated using the treasury stock method. However, the treasury stock method will be applied using the average market price for the period rather than the higher of the average market price or the ending market price.

If the provisions of FASB 128 had been applied to the calculation of primary and fully diluted EPS for the quarters ended September 30, 1997 and 1996, there would have been no impact on the reported EPS amounts for those periods. For the nine months ended September 30, 1997, the impact would have been an increase of $.01 per share for both primary and fully diluted EPS. For the nine months ended September 30, 1996, there would have been no impact on primary EPS and a $.01 increase in fully diluted EPS. FASB 128 is not expected to have a significant impact on EPS for the 1997 year.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the third quarter of 1997, the Company reported consolidated net earnings of $6.7 million, or $.42 per share. This compares with 1996 third quarter net earnings of $4.5 million, or $.25 per share.

The Company's homebuilding segment reported pretax earnings of $10.5 million for the third quarter of 1997, compared with pretax earnings of $5.3 million for the same period last year. The improvement over last year was attributable to a higher gross profit per unit combined with lower interest expense and lower selling, general and administrative expenses as a percent of revenues.

The Company's financial services segment reported pretax earnings of $4.5 million for the third quarter of 1997, compared with $4.9 million for the same period in 1996. The decline from last year's results was primarily attributable to lower origination and loan servicing revenues which were partially offset by higher gains from sales of mortgages and mortgage servicing rights.

For the first nine months of 1997, the Company reported consolidated net earnings of $12.3 million, or $.70 per share, compared with 1996 nine month net earnings of $10.8 million, or $.59 per share. The first nine months results included land sale after-tax net gains of $2.9 million, or $.18 per share, in the first quarter of 1997 and $2.2 million, or $.14 per share, in the second quarter of 1996.

The homebuilding segment reported pretax earnings of $19.0 million for the first nine months of 1997 compared with pretax earnings of $16.3 million for the same period in 1996. The improvement over 1996 was attributable to a higher gross profit per unit, lower interest expense and higher gains from land sales. The financial services segment reported pretax earnings of $11.6 million for the first nine months of 1997, compared with $10.6 million for the same period in 1996. The increase over 1996 was due to higher gains from sales of mortgages and mortgage servicing rights combined with lower general and administrative expenses.

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

Corporate expenses were $3.8 million for the third quarter of 1997 and $10.1 million for the nine months ended September 30, 1997, up $1.1 million and $1.3 million, respectively, from the same periods last year primarily due to higher incentive compensation expenses in conjunction with the higher level of earnings in 1997.

HOMEBUILDING SEGMENT

The Company's homebuilding segment reported pretax earnings of $10.5 million for the third quarter of 1997. This compares with pretax earnings of $5.3 million for the same period last year. For the nine months ended September 30, 1997, homebuilding reported pretax earnings of $19.0 million compared with pretax earnings of $16.3 million for the first nine months of 1996. The first nine months results included pretax land sale gains of $4.8 million in 1997 and $3.6 million in 1996.

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):


                              Three months ended          Nine months ended
                                September 30,                September 30,
                               1997      1996               1997        1996
                               ----      ----               ----        ----

Revenues
      Residential             $396,907   $374,834       $1,055,300  $1,050,474
      Other                      1,190      1,869           26,478      12,286
                               -------    -------        ---------   ---------
       Total                  $398,097   $376,703       $1,081,778  $1,062,760

Gross profit                    53,246     50,525          145,600     144,422
Selling, general and
 administrative expenses        36,913     36,958          108,343     107,832
Interest expense                 5,809      8,236           18,208      20,291
                               -------     ------          -------     -------
Pretax earnings               $ 10,524   $  5,331         $ 19,049    $ 16,299
                               =======    =======          =======     =======
Operational Unit Data:
New orders (units)               2,151      1,832            6,935       6,295
Closings   (units)               2,173      2,162            5,820       6,090
Outstanding contracts at
  September 30,
    Units                                                    3,310       2,949
    Dollar Value                                          $605,148    $527,512

Average Closing Price         $183,000   $173,000         $181,000    $173,000

Homebuilding revenues amounted to $398 million for the third quarter of 1997, and $1.08 billion for the first nine months of 1997, up 5.7 percent and 1.8 percent, respectively, from the same periods last year. The improvement in both periods was attributable to higher average closing prices. Also contributing to the increase in revenues over last year's nine months were higher revenues from land sales.

The gross profit margin for the third quarter of 1997 averaged 13.4 percent, level with the third quarter of 1996 and up from 13.2 percent for the second quarter of 1997. Gross margins have improved over the first half of 1997 despite the continuing challenge of strong competitive market conditions which have negatively impacted gross margins in the Mid-Atlantic region. Increased closings from newer communities contributed to this margin improvement. For the first nine months of 1997, the gross profit margin averaged 13.5 percent compared with 13.6 percent for the first nine months of 1996. Excluding land sales, the gross margin was 13.3 percent for the first nine months of 1997, compared with 13.4 percent for the first nine months of 1996. The slight decline in gross profit margins for the first nine months was due to the impact of competitive market conditions in the Mid-Atlantic region.

Total homebuilding new orders for the third quarter increased to 2,151 homes, up 17.4 percent over the third quarter last year, and increased to 6,935 homes up 10.2 percent for the first nine months versus the same period last year. For both the quarter and year-to-date, all regions reported increased new orders.

As a result of higher new order volume, outstanding contracts at September 30, 1997 were 3,310 compared with 2,949 at September 30, 1996 and 2,195 at December 31, 1996. Outstanding contracts represent the Company's backlog of sold, but not closed homes, which generally are built and closed, subject to cancellations, over the next two quarters. The value of outstanding contracts at September 30, 1997 was $605.1 million, an increase of 14.7 percent from September 30, 1996 and an increase of 49.3 percent from December 31, 1996.

Selling, general and administrative expenses were $36.9 million, or 9.3 percent of revenues, for the third quarter of 1997, compared with $37.0 million, or 9.8 percent of revenues, for the same period of 1996. For the nine months ended September 30, 1997, selling, general and administrative expenses were 10.0 percent of revenues compared with 10.1 percent of revenues for the same period of 1996. The decreases as a percentage of revenues were due to the Company's continued focus on cost control.

Interest expense for the third quarter and first nine months of 1997 decreased by $2.4 million and $2.1 million, respectively, compared with the same periods of 1996. The reductions are primarily attributable to a decline in average homebuilding borrowings compared with the periods ending September 30, 1996. The lower borrowings were related to a decline in average inventories, primarily due to a decrease in land under development and improved lots.

FINANCIAL SERVICES

The financial services segment reported pretax earnings of $4.5 million for the third quarter of 1997 compared with $4.9 million for the third quarter of 1996. For the first nine months of 1997, the financial services segment reported pretax earnings of $11.6 million compared with $10.6 million for the first nine months of 1996.

Pretax earnings by line of business were as follows (amounts in thousands):

                         Three months                  Nine months
                      ended September 30,          ended September 30,
                       1997         1996             1997       1996
                       ----         ----             ----       ----

Retail               $ 3,396      $ 3,519           $ 7,127    $ 5,811
Investments            1,117        1,342             4,476      4,758
                      ------       ------            ------     ------
Total                $ 4,513      $ 4,861           $11,603    $10,569
                      ======       ======            ======     ======

The decrease in retail earnings for the third quarter of 1997 was primarily attributable to lower origination and loan servicing revenues which were partially offset by higher gains from sales of mortgages and mortgage servicing rights. For the nine months ended September 30, 1997 retail earnings increased primarily due to higher gains from the sale of mortgages and mortgage servicing rights and a reduction in general and administrative expenses. Investment earnings for the third quarter and first nine months of 1997 decreased compared with the same periods of 1996 due to gains from the sale of mortgage-backed securities which were included in results for 1996.

Revenues and expenses for the financial services segment were as follows:

                                      Three months             Nine months
                                    ended September 30,    ended September 30,
                                    1997         1996         1997        1996
                                    ----         ----         ----        ----
Revenues:
Interest and
  net origination fees           $  2,040     $  3,193      $  5,303  $ 10,945
Net gains on sales of mortgages
  and servicing rights              6,357        3,111        15,545    10,340
Loan servicing                      5,897        7,473        18,888    22,364
Title/escrow                        1,641        1,485         4,453     4,245
                                   ------       ------        ------    ------
   Total retail revenues           15,935       15,262        44,189    47,894
Revenues from investment
  operations                        4,039        3,735        12,646    11,207
                                   ------       ------        ------    ------
Total revenues                     19,974       18,997        56,835    59,101

Expenses:
   General and administrative      10,645        9,831        32,271    33,594
   Interest                         4,816        4,305        12,961    14,938
                                   ------       ------        ------    ------
Total expenses                     15,461       14,136        45,232    48,532
                                   ------       ------        ------    ------
 Pretax earnings                 $  4,513     $  4,861      $ 11,603   $10,569
                                  =======       ======        ======    ======

Revenues for the financial services segment increased 5 percent for the three month period ended September 30, 1997 compared with the same period of 1996 as increased gains on the sales of mortgages and servicing rights more than offset decreased origination activity and a decline in servicing revenues. For the nine month period ended September 30, 1997, revenues decreased 4 percent compared with the same period of 1996 as decreased origination activity and a decline in servicing revenues were only partially offset by higher gains on sales of mortgages and servicing rights. Loan servicing revenues declined as a result of a lower portfolio balance and changes in the portfolio product mix. Investment revenues increased 8 percent and 13 percent for the three and nine month periods ended September 30, 1997, respectively, compared with the same periods of 1996, due to a higher average portfolio balance.

General and administrative expenses increased 8 percent for the three months ended September 30, 1997, compared with the same period of 1996, due to the timing of certain expenses, but were down 4 percent for the nine months ended September 30, 1997. The year-to-date decrease was due to improved efficiencies in the mortgage origination process, cost savings related to the disposition of the Company's wholesale mortgage origination business in 1996 and expense reductions related to the decrease in origination activity and the decline in the servicing portfolio.

Interest expense increased 12 percent for the three months ended September 30, 1997, compared with the same period of 1996 due to higher borrowings associated with the increase in the Company's investment portfolio. For the nine months ended September 30, 1997 interest expense decreased 13 percent when compared with 1996. The decline resulted from reduced warehouse borrowings required to fund the lower origination volume, offset partially by an increase in interest expense in the Company's investment operations due to a higher average portfolio balance.

Retail Operations:

Retail operations include mortgage origination, loan servicing and title/escrow services for retail customers.

A summary of origination activities is as follows:

                                    Three months             Nine months
                                ended September 30,       ended September 30,
                                 1997         1996         1997        1996
                                 ----         ----         ----        ----
Dollar volume of mortgages
  originated (in millions)      $  269       $  302      $  694      $1,179
Number of mortgages originated   1,939        2,307       5,023       9,024

Percentage of total closings:
  Ryland Homes closings            65%          58%         64%         43%
  Other closings                   35%          42%         36%         57%
                                  ----         ----        ----        ----
                                  100%         100%        100%        100%

Mortgage origination volume decreased by 16 percent and 44 percent for the three and nine month periods ended September 30, 1997, respectively, compared with the same periods last year. The decline in the third quarter is primarily attributable to lower spot originations. The decrease for the nine months ended September 30, 1997 is primarily attributable to the sale of the wholesale mortgage operations which was completed in May 1996 and a general decline in retail origination volume, including lower closing volume from spot and homebuilder loan originations and lower refinancing activity.

The Company services loans that it originates as well as loans originated by others. Loan servicing portfolio balances were as follows at September 30, (in billions):
                                                        1997         1996
                                                        ----         ----
Originated                                              $1.5         $2.3
Acquired                                                 2.4          3.1
Subserviced                                              1.1          1.0
                                                        ----         ----
  Total portfolio                                       $5.0         $6.4
                                                        ====         ====

The decrease in the originated and acquired portfolio balances are mainly attributable to normal mortgage prepayment activity, servicing sales from the originated portfolio in excess of amounts originated, and the call of a security and related servicing transfer.


Investment Operations:

The Company's investment operations hold certain assets, primarily mortgage-backed securities which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings for the three and nine month periods ended September 30, were as follows (in thousands):

                                      Three months           Nine months
                                    ended September 30,    ended September 30,
                                      1997      1996           1997      1996
                                      ----      ----           ----      ----

Sale of mortgage-backed securities  $     0    $   657      $    75    $   657
Interest and other income             4,039      3,078       12,571     10,550
                                      -----      -----       ------     ------
     Total revenues                   4,039      3,735       12,646     11,207
Interest and other expenses           2,922      2,393        8,170      6,449
                                      -----      -----        -----      -----
Pretax earnings                     $ 1,117    $ 1,342      $ 4,476    $ 4,758
                                    =======    =======      =======    =======
Interest income was higher for the three and nine month periods ended September 30, 1997 as compared with the same periods of 1996 due to a higher average investment portfolio balance. Interest and other income for the nine months ended September 30, 1997 and 1996, included $.8 million and $1.3 million, respectively, in gains related to the redemption of certain securities.

Significant data concerning the Company's investment operations are as follows:

                                        Three months          Nine months
                                     ended September 30,   ended September 30,
                                      1997      1996           1997      1996
                                      ----      ----           ----      ----
Net interest earned
 (in thousands)                      $ 1,420    $ 1,208       $ 4,388   $ 3,426
Average balance outstanding
 (in millions)                       $   163    $  131       $   154   $   119
Net interest spread                      3.5%      3.7%          3.8%     3.9%

The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The increases in net interest earned for the three and nine month periods ended September 30, 1997 were primarily due to increases in the average investment portfolio balances.

FINANCIAL CONDITION AND LIQUIDITY

The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $308 million as of September 30, 1997 and $318 million as of December 31, 1996. Senior notes amounting to $10 million matured and were paid off in January 1997. The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and changes in working capital. This facility, which was amended in June 1997 and extended to July 2000, provides for total borrowings of up to $300 million. The outstanding borrowings as of September 30, 1997 were $40 million, compared with $34 million as of December 31, 1996. In addition, the Company had letters of credit outstanding under this facility totaling $19.6 million at September 30, 1997 and $18.3 million at December 31, 1996. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At September 30, 1997, such notes payable outstanding amounted to $1.9 million, compared with $1.5 million at December 31, 1996.

Housing inventories increased to $581.9 million as of September 30, 1997, from $574.6 million as of the end of 1996. This represents the normal seasonal increase in sold homes under construction combined with a decrease in land under development and improved lots.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. A bank credit facility, which was amended in June 1997 and extended to June 1, 2000, provides up to $260 million for mortgage warehouse funding and $40 million for working capital advances. Other borrowing arrangements as of September 30, 1997 included repurchase agreement facilities aggregating $625 million, a $100 million revolving credit facility used to finance investment portfolio securities and a $35 million credit facility used for the short-term financing of optional bond redemptions. At September 30, 1997 and December 31, 1996, the combined borrowings of the financial services segment outstanding under all agreements were $327.3 million and $325.7 million, respectively.

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

On October 9, 1997, the Company's board of directors authorized the repurchase of up to 400,000 shares of common stock which is in addition to the previously announced share repurchase program of 1.6 million shares bringing the total repurchase authorization to 2.0 million shares. As of October 30, 1997, the Company had repurchased approximately 1.7 million shares of its outstanding common stock in accordance with this program at a cost of approximately $25.5 million.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On May 7, 1997, a federal grand jury in Jacksonville, Florida returned an indictment against Ryland Mortgage Company and one current and two former officers alleging misappropriation of funds from the Resolution Trust Corporation ("RTC"). The indictment charges that RMC, acting through the three individuals, conspired to defraud approximately $3.5 million from the RTC in connection with the reconciliation of payments and disbursements handled by RMC in its capacity as a servicer for certain mortgage servicing contracts with the RTC. In a court appearance related to the indictment, the prosecuting assistant United States attorney indicated that the Company could be responsible for restitution of the amount allegedly defrauded and, if convicted on all counts, RMC could receive fines of up to $3.0 million. As a result of the indictment, RMC was notified by the U.S. Department of Housing and Urban Development's (HUD's) Mortgage Review Board that it is considering an administrative action and penalties against RMC. HUD's Mortgage Review Board has not yet scheduled a meeting to consider this matter. RMC intends to vigorously defend the allegations contained in the indictment and any adverse actions by the HUD Mortgage Review Board. No prediction can be made at this time regarding the results of the indictment or the HUD administrative proceeding or whether any civil action against the Company may be initiated by the RTC or its successor.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the financial condition of the Company.

PART II.  OTHER INFORMATION (con't)
                                                                 Page Number
Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits

     11       Statement Re computation of earnings
               per share (filed herewith)                                 19

     27       Financial Data Schedule  (filed herewith)                   20

  B. There were no Reports on Form 8-K filed during the third quarter.

                                 SIGNATURES
                                 ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE RYLAND GROUP, INC.
                              ----------------------
                              Registrant



November 13, 1997             By: /s/ Michael D. Mangan
-----------------                 ---------------------
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





November 13, 1997             By: /s/ Stephen B. Cook
-----------------                 -------------------
Date                            Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)

                                 INDEX OF EXHIBITS
                                 -----------------


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