Form 10-K
period 1997-12-31
RYLAND GROUP INC
filed 1998-03-13
CIK 85974

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
   [Fee Required]

    For the fiscal year ended December 31, 1997

/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
   [No Fee Required]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/              No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock of The Ryland Group, Inc., held by non-affiliates of the registrant (14,624,082 shares) as of March 2, 1998, was $409,474,296. The number of shares of common stock of The Ryland Group, Inc., outstanding on March 2, 1998, was 14,820,217.

                    DOCUMENTS INCORPORATED BY REFERENCE


Name of Document                                            Location in Report
----------------                                            ------------------
Proxy Statement for 1998 Annual Meeting of Stockholders         Parts I, III

Annual Report to Shareholders for the year ended
December 31, 1997                                               Parts II, IV

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

Form 10-Q for the quarter ended June 30, 1994                   Part IV

Form 8-K filed October 24, 1996                                 Part IV

Registration Statement on Form S-3, Registration 333-03791      Part IV

Form 10-K for the year-ended December 31, 1995                  Part IV

Form 8-K filed July 2, 1996                                     Part IV

Form 10-K for the year-ended December 31, 1996                  Part IV


                               THE RYLAND GROUP, INC.
                                     FORM 10-K


                                       INDEX


                                                                         Page
PART I.                                                                 Number
                                                                        ------
   Item 1.    Business.....................................................4
   Item 2.    Properties...................................................9
   Item 3.    Legal Proceedings............................................9
   Item 4.    Submission of Matters to a Vote of Security Holders.........10


PART II.

   Item 5.   Market for the Company's Common Stock and Related
             Stockholder Matters...........................................12
   Item 6.   Selected Financial Data.......................................12
   Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................12
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....12
   Item 8.   Financial Statements and Supplementary Data...................12
   Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................12


PART III.

   Item 10.  Directors and Executive Officers of the Registrant............13
   Item 11.  Executive Compensation........................................13
   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management................................................13
   Item 13.  Certain Relationships and Related Transactions................13


PART IV.

   Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K...........................................14


SIGNATURES.................................................................19

INDEX OF EXHIBITS..........................................................20


                                    PART I



Item 1.   Business.

The Ryland Group, Inc. (the "Company"), is a leading national homebuilder and mortgage-related financial services firm. Established in 1967, the Company builds homes in 23 divisions in 20 states and is one of the largest single-family on-site homebuilders in the United States. The Company's homebuilding segment specializes in the sale and construction of single-family attached and detached housing. The financial services segment, whose business is conducted through Ryland Mortgage Company and its subsidiaries (RMC), complements the Company's homebuilding activities by providing various mortgage-related products and services for retail customers including loan origination, loan servicing, title and escrow services. The financial services segment also conducts investment activities.


Homebuilding
------------

Markets
--------
The homebuilding segment markets and builds homes that are constructed on-site in three regions which comprise 23 divisions across the nation. The three regions are the North (consisting of the Mid-Atlantic and Midwest Divisions), South (consisting of the Southeast and Southwest Divisions) and West. As of December 31, 1997, the Company operated in the following metropolitan markets:

      Region      Major Markets Served
      ------      --------------------
      North:      Mid-Atlantic Divisions:
                  -----------------------
                  Baltimore, Delaware Valley/Philadelphia,
                  Washington, D.C./Northern Virginia

                  Midwest Divisions:
                  ------------------
                  Chicago, Cincinnati, Indianapolis, Minneapolis

      South:      Southeast Divisions:
                  --------------------
                  Atlanta, Charlotte, Greenville, Orlando, Tampa

                  Southwest Divisions:
                  --------------------
                  Austin, Dallas, Houston, San Antonio

      West:       Western Divisions:
                  ------------------
                  Denver, Los Angeles/Pacific Inland, Phoenix, Portland, Salt Lake City, San Diego, San Jose Bay Area/Sacramento

The homebuilding segment sells under the name of Brock Homes in Southern California (except for San Diego where the Company sells under the Ryland Homes name), Larchmont Homes in Sacramento, California, Scott Felder Homes in certain Texas communities and Ryland Homes in all other areas.

The Company markets detached and attached single family homes generally targeted to the entry level, first-and second-time move-up home buyer through a diverse product line tailored to local styles and preferences in each of its geographic markets. The product line offered in a particular community is determined in conjunction with the land acquisition process, and is dependent upon a number of factors, including consumer preferences, competitive product offerings and the cost of building lots in the community. In 1997, the Company's average closing price for its homes was $182,000.

During the last four years, the Company has substantially updated its product line and over the past year, the Company again introduced many new home designs across the country. The Company generally outsources architectural services to a network of architects to increase creativity and to ensure that its home designs are consistent with local market preferences. In addition, through flexible supply arrangements and construction methods, the Company has significantly improved its ability to quickly bring new home designs to market and modify existing products.

The Company's operations in each of its homebuilding markets may differ based on a number of market-specific factors. These factors include regional economic conditions and job growth, land availability and the local land development process, consumer tastes, competition from other builders of new homes and home resale activity. The Company considers each of these factors when entering into new markets or determining the extent of its operations and capital allocation in existing markets. During 1997, the Company completed its first full year of operations in Portland, Oregon.

During the past year, due to economic uncertainties and competitive pressures in the Mid-Atlantic region, the Company continued to reallocate capital out of the Mid-Atlantic and into other regions where the Company believes it can achieve higher returns.

Land Acquisition and Development
--------------------------------
As of December 31, 1997, the Company operated in approximately 270 communities in 23 metropolitan markets in 20 states. The Company's objective is to control a portfolio of building lots sufficient to meet anticipated homebuilding requirements for a period of two to three years. The land acquisition process is controlled through a formal corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes. The Company's direct land acquisition activities include the bulk purchase of finished building lots from land developers and the purchase of undeveloped, entitled land from various third parties. The Company generally does not purchase unentitled or unzoned land. Option contract agreements are generally limited to finished building lots.

Although control of lot inventory through the use of option contracts minimizes the Company's investment, such a strategy is not viable in certain markets due to the absence of third party land developers. In other markets, competitive conditions may preclude the Company from controlling quality building lots solely through the use of option contracts. In such situations, the Company may acquire undeveloped, entitled land and/or finished lots on a bulk basis. The Company utilizes selective development of entitled land in order to gain access to prime locations, increase margins and position the Company as a leader in the community through its influence over the community's character, layout and amenities.

As of December 31, 1997, the Company had deposits and letters of credit outstanding of $29.8 million in connection with option and land purchase contracts having a total purchase price of $310.8 million. These options and commitments expire at various dates through 2001.

Materials Costs
---------------
Substantially all materials used in the construction of homes are available from a number of sources, but may fluctuate in price due to various factors. To increase purchasing efficiencies, the Company standardizes certain building materials and products in its homes and may procure such products through national supply contracts. The Company operates a plant in Maryland that produces and ships rough lumber packages and trim materials to building sites in its Baltimore, Maryland and Washington, D.C./Northern Virginia markets. In other markets, the Company may purchase rough lumber packages from outside suppliers where this is determined to be the most cost effective procurement and construction approach.

Production Management and Subcontractors
----------------------------------------
Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company's production supervisors who schedule and coordinate subcontractor work, monitor quality and ensure compliance with local zoning and building codes. The Company has an integrated financial and homebuilding management information system which assists in scheduling production and controlling costs. Through this system, the Company monitors the construction status and job costs incurred for each home for each phase of construction. The system provides for detailed budgeting and allows the Company to monitor and control actual costs versus construction bids for each subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

Marketing and Customer Service
------------------------------
The Company generally markets it's homes to entry level, first and second-time move-up buyers through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stage of a community's development. The Company's homes are sold by employees and independent real estate brokers, generally by showing furnished model homes. The Company reports a new order when a customer's sales contract is approved, and records revenue from a sale at closing. The Company normally commences construction of homes when a customer has selected a lot and floor plan and has received preliminary mortgage approval. However, construction of homes may begin prior to a sale to satisfy market demand for completed homes and to facilitate construction scheduling.

The Company provides each homeowner with a comprehensive one-year warranty at the time of sale and a ten-year warranty covering loss related to structural defects. The Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry.


Financial Services
------------------

The Company repositioned its financial services segment in recent years through a strategy consisting of (1) focusing on retail mortgage loan originations and improving the efficiency of these activities by establishing regional operating centers (2) divesting of non-core assets and lines of business, (3) leveraging its affiliation with the company's homebuilding segment to increase its capture rate for builder loans and (4) reaching mortgage customers directly at the point of sale through the use of technology. Operations of the financial services segment include retail loan origination, loan servicing, title, escrow, homeowners insurance and investment activities.

RETAIL OPERATIONS

Loan Production
---------------
In 1997, the Company's mortgage origination operations consisted of both builder loans, which are originated in connection with the sale of the Company's homes, and spot loans, which are unrelated to the financing of homes built by the Company. During 1997, RMC originated 7,248 loans totaling approximately $1.0 billion of which 66 percent were for purchases of homes built by the Company and 34 percent were for purchases of homes built by others, purchases of existing homes, or for the refinancing of existing mortgage loans. The Company has increased its focus on builder loan production by deploying loan officers directly in the Company's homebuilding communities and by utilizing traffic and prospect information generated by the Company's homebuilding sales and marketing staff. RMC's capture rate of the Company's homebuilding segment customers was 61 percent in 1997. The capture rate declined early in 1997 as the Company transitioned to its new regional operating centers, but increased to 68 percent for the fourth quarter of 1997.

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

Loan Servicing
--------------
The Company services certain loans that it originates, as well as loans originated by others. As of December 31, 1997, the Company's loan servicing portfolio was $4.5 billion and included loans subserviced for others totaling $1.3 billion. During 1997, the Company sold servicing rights in excess of amounts originated during the year due to the economic conditions in the market place. Future earnings of the financial services segment will be negatively impacted due to reductions in loan servicing income attributable to the aforementioned sales. The Company is currently evaluating a potential sale of a significant portion of its remaining loan servicing portfolio.

Title and Escrow Services
-------------------------
Cornerstone Title Company, a wholly owned subsidiary, provides title services primarily to the Company's customers. As of December 31, 1997, Cornerstone had offices in Delaware, Florida, Georgia, Illinois, Maryland, New Jersey, Ohio, Texas and Virginia. The Company also operates an escrow Company in California that performs escrow and loan closing functions primarily on homes built by the Company. During 1997, Cornerstone Title Company captured 95% of the title and escrow business related to settlement of the Company's homes in those markets in which it operates.

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


Limited-Purpose Subsidiaries
----------------------------

The Company's limited-purpose subsidiaries no longer issue mortgage-backed bonds and mortgage-participation securities, but they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues of the limited-purpose subsidiaries consist of interest on mortgage collateral subject to bond indebtedness. Expenses consist primarily of interest on the outstanding bonds and amortization of deferred costs. Revenues, expenses and portfolio balances continue to decline as the mortgage collateral pledged to secure the bonds decreases due to scheduled principal payments, prepayments and exercises of early redemption provisions. Revenues have approximated expenses for the last three years.


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

Inventory risk can be substantial for homebuilders. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market and economic conditions. In addition, inventory carrying costs can be significant and can result in losses in poorly performing projects or markets. The Company must, in the ordinary course of its business, continuously seek and make acquisitions of land for expansion into new markets as well as for replacement and expansion of land inventory within its current markets. Although the Company employs various measures designed to manage inventory risks, there can be no assurance that such measures will be successful.


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

The Company's financial services segment is subject to the rules and regulations of HUD, FHA, VA, FNMA, FHLMC, and GNMA ("regulatory agencies") with respect to originating, processing, selling and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, the Company is required to submit to the regulatory agencies audited financial statements annually, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the regulatory agencies at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.


Employees
---------

At December 31, 1997, the Company employed 2,229 people. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

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

In 1995, one current and two former officers of Ryland Mortgage Company ("RMC") were notified that they were targets of a federal grand jury investigation concerning alleged misappropriation of funds from the Resolution Trust Corporation ("RTC") for activities during 1993. Subsequently, a federal grand jury in Jacksonville, Florida returned indictments against RMC and the three individuals. The indictments charge that RMC, acting through the three individuals, conspired to defraud approximately $3.5 million from the RTC in connection with the reconciliation of payments and disbursements handled by RMC in its capacity as a servicer for certain mortgage servicing contracts with the RTC. The prosecuting assistant United States attorney indicated that the Company is responsible for restitution of the amount allegedly defrauded and, if convicted on all counts, RMC could receive fines of a significant but undetermined amount. RMC intends to vigorously defend the allegations contained in the indictments. No prediction can be made at this time regarding the result of the indictments or whether any civil action against the Company may be initiated by the RTC or its successor.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the financial condition of the Company.

Item 4.    Submission to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.


Separate Item:  Executive Officers of the Registrant

   Name            Age     Position (date elected to position)
                           Prior Business Experience
------------------------------------------------------------------------------
R.  Chad Dreier      50     Chairman of the Board of the Company (1994),
                           President and Chief Executive Officer of the
                           Company (1993).  Executive Vice President and Chief
                           Financial Officer of Kaufman and Broad Home
                           Corporation and Chairman of Kaufman and Broad
                           Mortgage Company (1986-1993).

John M. Garrity     51     Senior Vice President of the Company, President of
                           Southeast Region (1994) and President of the South
                           Region (1996).  Division General Manager of Arvida
                           Homes (1992-1994).

Timothy J. Geckle   45     Senior Vice President, General Counsel and
                           secretary of the Company (1997).  Vice President,
                           Deputy General Counsel (1995-1996).  Corporate
                           Counsel (1991-1995).

Edward W. Gold      40     Senior Vice President of Human Resources of the
                           Company (1996).  Vice President of Human Resources,
                           United States Fidelity & Guaranty Company
                           (1991-1996).

Michael D. Mangan   41     Executive Vice President and Chief Financial
                           Officer of the Company (1994).  President of Ryland
                           Mortgage Company (1997). Executive Vice President and Group Chief Financial Officer of GMAC Mortgage
                           Corporation (1991-1994).

Frank J. Scardina   49     Senior Vice President of the Company (1994),
                           President of West Region (1996) and President of
                           California Region (1994).  Division President
                           (1993).

Kipling W. Scott    43     Senior Vice President of the Company,  President of
                           Midwest Region (1994) and President of the North
                           Region (1997).  Midwest Region Director of Land
                           Resources & Planning (1993).  President of
                           Development Management Services, Inc. (1989-1993).

All officers are elected by the board of directors.

There are no family relationships, arrangements or understandings pursuant to which any of the officers listed were elected. For a description of employment and severance arrangements with certain executive officers of the Company, see page 11 of the Proxy Statement for the 1998 Annual Meeting of Stockholders.


PART II

Item 5.   Market for the Company's Common Stock and Related Stockholder
          Matters.

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices and Dividends" appearing on page 45 of the Annual Report to Shareholders for the year ended December 31, 1997.


Item 6.   Selected Financial Data.

The information required by this item is incorporated by reference from the section entitled "Selected Financial Data" appearing on page 19 of the Annual Report to Shareholders for the year ended December 31, 1997.


Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 20 through 24 of the Annual Report to Shareholders for the year ended December 31, 1997.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exempt from this disclosure requirement due to market capitalization of less than $2.5 billion on January 28, 1997.


Item 8.   Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference from the information appearing on pages 25 through 42 and from the section entitled "Quarterly Financial Data and Common Stock Prices and Dividends" appearing on page 45 of the Annual Report to Shareholders for the year ended December 31, 1997.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal years ended December 31, 1997 and 1996, there were no disagreements between the Company and its accountants on any matter of accounting principle or financial statement disclosure.


PART III

Item 10.   Directors and Executive Officers of the Registrant.

Information as to the Company's Directors is incorporated by reference from pages 3 and 6 of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders. Information as to the Company's executive officers is shown under Part I as a separate item.


Item 11.   Executive Compensation.

The information required by this item is incorporated by reference from pages 7-12 of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference from pages 4 and 5 of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.


Item 13.   Certain Relationships and Related Transactions.

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this Item.


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.


(a)  1.    Financial Statements.

          The following consolidated financial statements of the Ryland Group, Inc., and Subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

          Consolidated Statements of Earnings - years ended December 31, 1997, 1996, and 1995.

          Consolidated Balance Sheets - December 31, 1997 and 1996.

          Consolidated Statements of Stockholders' Equity - years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows - years ended December 31, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements.


(a)  2.   Financial Statement Schedules. (filed herewith)           Page No.
                                                                    -------
          Schedule II - Valuation and Qualifying Accounts............. 18

          Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in the financial statements or notes thereto.

(a)  3.    Exhibits
     Exhibit No.
     ----------
        3.1      Charter of The Ryland Group, Inc., as amended.
                 (Incorporated by reference from Form 10-K for the year ended December 31, 1989)

        3.2      Bylaws of The Ryland Group, Inc., as amended.
                 (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

        4.1 Rights Agreement dated as of October 18, 1996, between The Ryland Group, Inc., and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference from Form 8-K filed October 24, 1996)

        4.2 Articles Supplementary dated as of August 31, 1989. (Incorporated by reference from Form 8-K filed September 12,
                  1989)

        4.3 Indenture dated as of July 15, 1992, between The Ryland Group, Inc., and Security Trust Company, N.A., as Trustee (Incorporated by reference from Form 8-K filed August 6,
                  1992)

        4.4 Senior Subordinated Notes dated as of July 23, 1992. (Incorporated by reference from Form 8-K filed August 6,
                 1992)

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

        4.7 Senior Notes dated as of June 10, 1996. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-03791)

       10.1 Lease Agreement between Seventy Corporate Center Limited Partnership and The Ryland Group, Inc., dated April 17, 1990. (Incorporated by reference from Form 10-K for the year ended December 31, 1990)

       10.2(1) 1992 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

       10.3(1) 1992 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1994)

       10.4 Restated Credit Agreement dated as of July 21, 1995, between The Ryland Group, Inc., and certain banks.
                 (Incorporated by reference from Form 10-K for the year ended December 31, 1995)

(a)  3.       Exhibits, continued
    Exhibit No.
    ----------
       10.5 Second Amended and Restated Credit Agreement dated as of June 24, 1997, between The Ryland Group, Inc., and certain banks. (Filed herewith)

       10.6 Restated Loan and Security Agreement dated as of June 16, 1995, between Ryland Mortgage Company; Associates Mortgage Funding Corporation; BankOne, Texas, N.A.; and certain lenders. (Incorporated by reference from Form 10-K for the year ended December 31, 1995)

       10.7 First Amendment to Restated Loan and Security Agreement dated as of June 3, 1996, between Ryland Mortgage Company, Associate Mortgage Funding Corporation, BankOne, Texas, N.A., and certain lenders. (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

       10.8 Second Amendment to Restated Loan and Security Agreement dated as of June 23, 1997, between Ryland Mortgage Company, Associate Mortgage Funding Corporation, BankOne, Texas, N.A., and certain lenders. (Filed herewith)

       10.9 Third Amendment to Restated Loan and Security Agreement dated as of December 31, 1997, between Ryland Mortgage Company, Associate Mortgage Funding Corporation, BankOne, Texas, N.A., and certain lenders. (Filed herewith)

       10.10(1)  Employment Agreement dated as of January 28, 1997, between
                 R. Chad Dreier and The Ryland Group, Inc. (Incorporated by reference from Form 10-K for the year ended December 31,
                 1996)

       10.11(1) Employment Agreement dated as of September 18, 1995 between Michael D. Mangan and The Ryland Group, Inc. as amended and restated as of January 28, 1997. (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

       10.12(1) Senior Executive Severance Agreement dated as of January 28, 1997, between the executive officers of the Company and The Ryland Group, Inc. (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

       10.13(1) Executive and Director Deferred Compensation Plan, effective as of January 1, 1997 between The Ryland Group, Inc. and certain of its executive employees and Directors. (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

       10.14(1) Amendment and Restatement of the Executive and Director Deferred Compensation Plan, as of March 1, 1997 between The Ryland Group, Inc. and certain of its executive employees and Directors. (Filed herewith)

       10.15(1) Amendment No. 1 to the Executive and Director Deferred Compensation Plan effective January 1, 1998.(Filed herewith)

       10.16(1) Non-Employee Directors' Stock Unit Plan between The Ryland Group, Inc. and the Board of Directors, effective January 1, 1998. (Filed herewith)
(a)  3    Exhibits, continued
     Exhibit No.
     ----------

       11        Statement Re Computation of Per Share Earnings.
                 (Filed herewith)

       13 Annual Report to Shareholders for the year ended December 31, 1997. (Filed herewith)

       21        Subsidiaries of the Registrant.  (Filed herewith)

       23        Consent of Ernst & Young LLP, Independent Auditors.
                 (Filed herewith)

       24        Power of Attorney.  (Filed herewith)

       27.       Financial Data Schedule.  (Filed herewith)

(1)Executive Compensation Plan or Arrangement


(b) Reports on Form 8-K filed in the fourth quarter of 1997:

    Form 8-K was filed with the Securities and Exchange Commission on October 9, 1997 regarding the repurchase of Common Stock.

The Ryland Group, Inc., and Subsidiaries
            SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                   (dollar amounts in thousands)


         Balance at    Charged to   Charged     Deductions   Balance at
         Beginning      Costs and   to Other        and        End of
         of Period      Expenses    Accounts   Transfers (1)  Period (2)
Description

Valuation allowance:
Homebuilding inventories

  1997    $ 3,052 	    $   580	       $  0        $   (665)	      $2,967
  1996      8,303           0          0        	  (5,251)	       3,052
  1995     31,853    	   7,000          0     	    (30,550)	       8,303


Valuation allowance:
Investment in and advances
to joint ventures

  1997    $ 6,500	     $     0       $  0        $ (6,500)	      $    0
  1996      7,933           0          0          (1,433)       6,500
  1995      1,573       7,000          0            (640)	       7,933



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

(2) Balances as of December 31, 1997, 1996 and 1995, represent valuation allowances for assets to be disposed of.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.


By:        /s/ R. Chad Dreier                              March 13, 1998
            R. Chad Dreier, Chairman of the Board,
            President, and Chief Executive Officer
            (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Principal Executive Officer:


/s/ R. Chad Dreier                                         March 13, 1998
R. Chad Dreier
Chief Executive Officer



Principal Financial Officer:


/s/ Michael D. Mangan                                      March 13, 1998
Michael D. Mangan
Chief Financial Officer



Principal Accounting Officer:


/s/ Stephen B. Cook                                         March 13, 1998
Stephen B. Cook
Chief Accounting Officer

Majority of the Board of Directors: James A. Flick, Jr.; R. Chad Dreier; Robert J. Gaw; Leonard M. Harlan; William L. Jews; William G. Kagler; John H. Mullin, III; Charlotte St. Martin; John O. Wilson.



By:         /s/ Michael D. Mangan                           March 13, 1998
            Michael D. Mangan
            As Attorney-in-Fact


                                                                   Page Of
                                                                 Sequentially
                                                                Numbered Pages
                                                                ---------------
                         INDEX OF EXHIBITS

10.5 Second Amended and Restated Credit Agreement dated                 21-177
     June 24, 1997, between The Ryland Group, Inc., and certain banks.

10.8  Second Amendment to Restated Loan and Security Agreement          178-207
     dated as of June 23, 1997, between Ryland Mortgage Company,
     Associate Mortgage Funding Corporation, BankOne, Texas,
     N.A., and certain lenders.

10.9  Third Amendment to Restated Loan and Security Agreement           208-217
     dated as of December 31, 1997, between Ryland Mortgage Company,
     Associate Mortgage Funding Corporation, BankOne, Texas, N.A., and certain lenders.

10.14(1) Amendment and Restatement of the Executive and Director       218-237
     Deferred Compensation Plan, as of March 1, 1997 between The
     Ryland Group, Inc. and certain of its executive employees and directors.

10.15(1) Amendment No. 1 to the Executive and Director Deferred          238
     Compensation Plan, effective January 1, 1998.

10.16(1) Non-Employee Directors' Stock Unit Plan between The           239-240
      Ryland Group, Inc. and the Board of Directors, effective
      January 1, 1998.

  11   Statement Re Computation of Per Share Earnings                    241

  13   Annual Report to Shareholders for the year ended                242-276
       December 31, 1997

  21   Subsidiaries of the Registrant                                    277

  23   Consent of Ernst & Young LLP, Independent Auditors                278

  24   Power of Attorney                                                 279

  27	   Financial Data Schedule                                           280


(1)Executive Compensation Plan or Arrangement




1