Form 10-K/A
period 1997-12-31
RYLAND GROUP INC
filed 1998-04-07
CIK 85974

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-K A

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


The purpose of this amendment is to restate the Financial Data Schedules for the year-ended 1995, the three months ended March 31, 1996, the six months ended June 30, 1996, the nine months ended September 30, 1996, the year-ended 1996, the three months ended March 31,1997, the six months ended June 30, 1997, and the nine months ended September 30,1997. The Financial Data Schedules are being restated in compliance with Regulation S-K Item 601 ( c )(2)(iii) which requires the amounts previously submitted in Financial Data Schedules to be restated if there is a change in accounting principle. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (FASB 128), "Earnings per Share." FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for the respective periods mentioned above have been restated in the Financial Data Schedules attached hereto as Exhibit 27 to conform to the FASB 128 requirements.



                                    SIGNATURES
                                    -----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                The Ryland Group, Inc.
                                                -----------------------
                                                (Registrant)




Date: April 7, 1998                              MICHAEL D. MANGAN
      ---------------                            --------------------
                                                 Michael D. Mangan
                                                 Executive Vice President and
                                                 Chief Financial Officer




                                                               Page Of
                                                             Sequentially
                                                            Numbered Pages
                                                            ---------------
                             INDEX OF EXHIBITS


27	      Financial Data Schedule                                   4-5