Form 10-Q
period 1998-03-31
RYLAND GROUP INC
filed 1998-05-14
CIK 85974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                   ----------

\X\ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998
                               --------------
                                      or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from    ----------- to -------------


                       Commission File Number:  1-8029


                            THE RYLAND GROUP, INC.
                            ---------------------
             (Exact name of registrant as specified in its charter)

               Maryland                        52-0849948
               --------                        ----------
    (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)       Identification No.)

            11000 Broken Land Parkway,  Columbia, Maryland   21044
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

                                       Yes   \X\   No  \ \

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock of The Ryland Group, Inc., outstanding on May 6, 1998 was 14,906,138.


THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                   Page
                                                                  Number
                                                                  ------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              March 31, 1998 (unaudited) and
              December 31, 1997                                     1-2

            Consolidated Statements of Earnings
              for the three months ended March 31,
              1998 and 1997 (unaudited)                               3

            Consolidated Statements of Cash Flows
              for the three months ended March 31,
              1998 and 1997 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-6

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            7-12

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        13

  Item 6.   Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                           15

INDEX OF EXHIBITS                                                    16



The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)



                                                  March 31,    December 31,
                                                   1998           1997
                                                -------------  -------------
                                                  (unaudited)
ASSETS

   Hombuilding:
      Cash and cash equivalents               $     35,164    $  33,065
      Housing inventories:
          Homes under construction                 344,817      332,452
          Land under development and
             improved lots                         223,178      222,379
                                                -----------  ----------
            Total inventories                      567,995      554,831


      Property, plant and equipment                 26,252       26,463
      Purchase price in excess of net
         assets acquired                            19,253       19,511
      Other assets                                  36,399       37,359
                                                -------------  ------------
                                                   685,063      671,229
                                                -------------  ------------



Financial Services:
     Cash and cash equivalents                       2,100           3,066
     Mortgage loans held for sale                  182,004         199,857
     Mortgage-backed securities and
        notes receivable                           150,752         153,022
     Mortgage servicing rights                       2,571           8,242
     Other assets                                   52,881          46,715
                                                 -------------  -----------
                                                   390,308         410,902
                                                 -------------  -----------


Other Assets:
      Collateral for bonds payable of
         limited-purpose subsidiaries              123,143         142,303
      Net deferred taxes                            34,249          35,764
      Other                                         20,735          23,211
                                                -------------  ------------
        Total assets                          $  1,253,498    $  1,283,409
                                                -------------  ------------
                                                -------------  ------------
                                        1


The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)



                                                   March 31,    December 31,
                                                     1998           1997
                                                -------------  -------------
                                                 (unaudited)


LIABILITIES

   Hombuilding:
      Accounts payable and other liabilities  $     98,899    $   117,326
      Long-term debt                               318,998        310,221
                                                -------------  ------------
                                                   417,897        427,547
                                                   -------        -------

   Financial Services:
      Accounts payable and other liabilities        28,466         17,382
      Short-term notes payable                     328,366        340,632
                                                -------------  ------------
                                                   356,832        358,014
                                                -------------  ------------
   Other Liabilities:
      Bonds payable of limited-purpose
         subsidiaries                              117,487        136,865
      Other                                         43,489         55,860
                                                -------------  ------------
        Total liabilities                          935,705        978,286
                                                -------------  ------------

STOCKHOLDERS'EQUITY

   Convertible preferred stock, $1 par value:
     Authorized - 1,400,000 shares
     Issued - 489,972 shares (502,833 for 1997)        490            503
   Common stock, $1 par value:
     Authorized - 78,600,000 shares
     Issued - 14,896,303 shares
    (14,521,859 for 1997)                           14,896         14,522
   Paid-in capital                                  96,762         88,502
   Retained earnings                               202,936        199,114
   Accumulated other comprehensive income            2,709          2,482
                                                -------------  -----------
    Total stockholders'equity                      317,793        305,123
                                                -------------  -----------
    Total liabilities and stockholders'equity  $ 1,253,498    $ 1,283,409
                                                -------------  -----------
                                                -------------  -----------

Stockholders'equity per common share           $     20.65    $     20.31
                                                -------------  ------------

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
(amounts in thousands, except share data)



                                                Three months ended March 31,
                                                      1998           1997
                                                -------------  -------------

Revenues:

   Hombuilding:
      Residential revenue                      $     308,000    $   281,778
      Other revenue                                    3,539         23,891
                                                -------------  ------------
   Total homebuilding revenue                        311,539        305,669
   Financial services                                 21,682         19,313
   Limited-purpose subsidiaries                        3,084          4,538
                                                -------------  ------------

          Total revenues                             336,305        329,520
                                                -------------  ------------

Expenses:

   Homebuilding:
      Cost of sales                                  269,182        263,066
      Selling, general and administrative             33,944         34,268
      Interest                                         4,560          5,936
                                                --------------  -----------

      Total homebuilding expenses                    307,686        303,270

   Financial services:
      General and administrative                       9,767         11,846
      Interest                                         4,601          3,897
                                                -------------  ------------
        Total financial services expenses             14,368         15,743

   Limited-purpose subsidiaries expenses               3,084          4,538

   Corporate expenses                                  3,350          3,076
                                                -------------  ------------
        Total expenses                               328,488        326,627

Earnings before taxes                                  7,817          2,893

Tax expense                                            3,127          1,157
                                                -------------  ------------

Net earnings                                    $      4,690   $      1,736
                                                -------------  ------------


Net earnings per common share:
        Basic                                   $       0.30   $       0.08
        Diluted (1)                             $       0.29   $       0.08

Average common shares outstanding:
        Basic                                     14,713,171     15,878,377
        Diluted (1)                               15,245,489     16,001,379

(1)For the three months ended March 31, 1998 and 1997, conversion of preferred shares is not assumed due to an antidilutive affect.

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS




(amounts in thousands)                           Three months ended March 31,
-----------------------------------------------------------------------------
                                                      1998           1997
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net earnings                             $   4,690       $   1,736

         Adjustments to reconcile net earnings
           to net cash (used for) provided by
           operating activities:


             Depreciation and amortization            5,460           5,994
             (Increase) decrease in inventories      (13,164)         2,533
             Net change in other assets, payables
               and other liabilities                 (14,574)       (26,361)
             Equity in earnings of/distributions
               from unconsolidated joint ventures       (505)        (1,387)
             Decrease in mortgage loans held
               for sale                               17,853         84,188
                                                    ------------------------
         Net cash (used for) provided by
           operating activities                         (240)        66,703
                                                    ------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

       Net additions to property, plant
         and equipment                                (3,960)        (3,689)
       Principal reduction of mortgage
         collateral                                    8,551         13,522
       Principal reduction of mortgage-backed
         securities - available-for-sale               5,153          4,345
      Principal reduction of mortgage-backed
         securities - held-to-maturity                 3,797          3,240
      Other investing activities, net                  5,008         (5,910)
                                                     -----------------------
      Net cash provided by investing activities       18,549         11,508
                                                     -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash proceeds of long-term debt                 10,000         37,500
      Reduction of long-term debt                     (1,222)       (10,828)
      Decrease in short-term notes payable           (12,266)       (84,063)
      Bond principal payments                        (19,733)       (20,850)
      Common and preferred stock dividends              (859)        (2,847)
      Other financing activities, net                  6,904          4,164
                                                     -----------------------
      Net cash used for financing activities         (17,176)       (76,924)
                                                     -----------------------
Net increase in cash and cash equivalents              1,133          1,287
Cash and cash equivalents at beginning of year        36,131         28,708
                                                     -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    37,264  $      29,995
                                                     -----------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

           Cash paid for interest
            (net of capitalized interest)        $    12,949  $      15,669
           Cash paid for income taxes            $     5,124  $          46

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

The consolidated balance sheet as of March 31, 1998, the consolidated statements of earnings for the three months ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three months ended
March 31, 1998 and 1997 have been prepared by the Company, without audit.
In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1997 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1998 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 annual report to shareholders.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.


Note 2. New Accounting Pronouncements

FASB 128

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (FASB 128), "Earnings per Share." FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for the three months ended March 31, 1997 have been restated to conform to the FASB 128 requirements.


FASB 130

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130 (FASB 130), "Reporting Comprehensive Income." FASB 130 defines comprehensive income and establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. FASB 130 requires unrealized gains or losses on the Company's available-for-sale securities, which are included in stockholders' equity, to be reported as other comprehensive income. The net unrealized gains and losses on available-for-sale securities (net of taxes) amounted to $227 and $(444), for the three months ended March 31, 1998 and 1997, respectively. Other comprehensive income is added to net income to arrive at total comprehensive income.
Total comprehensive income was $4,917 for the first quarter of 1998 and $1,292 for the first quarter of 1997.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)


Note 3. Segment Information

                                                Three months ended March 31,
                                                   1998           1997
                                                   ----           ----
Pretax earnings:
     Homebuilding                               $ 3,853       $   2,399
     Financial services                           7,314           3,570
     Corporate and other                         (3,350)         (3,076)
                                                  -----           -----
     Total                                      $ 7,817       $   2,893
                                                  -----           -----
                                                  -----           -----



Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share. The assumed conversion of preferred stock was anti-dilutive for all periods presented.


                                                  Three months ended March 31,
                                                   1998                 1997
Numerator:                                         ----                 ----
      Net earnings                               $ 4,690              $ 1,736
      Preferred stock dividends                     (271)                (463)
      Numerator for basic and
        diluted earnings per share -                 ---                  ---
        income available to common stockholders  $ 4,419              $ 1,273

Denominator:
       Denominator for basic
          earnings per share -
          weighted-average shares              14,713,171          15,878,377
       Effect of dilutive securities:
          Stock options                           421,674               1,591
          Other equity incentives                 110,644             121,411
                                                  -------             -------
       Dilutive potential common shares           532,318             123,002

       Denominator for diluted
          earnings per share -
          adjusted weighted average
          shares and
          assumed conversions                   15,245,489         16,001,379

       Basic earnings per share                    $  0.30            $  0.08
       Dilutive earnings per share                 $  0.29            $  0.08

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the first quarter of 1998 the Company reported consolidated net earnings of $4.7 million, or $.30 per share, compared with 1997 first quarter consolidated net earnings of $1.7 million, or $.08 per share.

The Company's homebuilding segment reported pretax earnings of $3.9 million for the first quarter of 1998, compared with pretax earnings of $2.4 million for the same period last year. Excluding last year's gains of $4.8 million from land sales, pretax earnings for the homebuilding segment improved by $6.3 million over the first quarter of 1997 primarily due to higher gross profit margins combined with an eight percent increase in closings.

The Company's financial services segment reported pretax earnings of $7.3 million for the first quarter of 1998, which included a $6.1 million pretax gain from the sale of a majority of its loan servicing portfolio. This compares with a $3.6 million pretax profit for the first quarter of 1997.

Corporate expenses were $3.3 million for the first quarter of 1998, up $0.3 million from the same period last year primarily due to higher incentive compensation expenses in conjunction with the higher level of earnings in the first quarter of 1998.

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


HOMEBUILDING SEGMENT

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):

                                          Three months ended March 31,
                                                1998          1997
Revenues                                        ----          ----
      Residential                           $ 308,000      $281,778
      Other                                     3,539        23,891
                                              -------       -------
      Total                                   311,539       305,669

Gross profit                                   42,357        42,603
Selling, general and
 administrative expenses                       33,944        34,268
Interest expense                                4,560         5,936
                                              -------        ------
Pretax earnings                             $   3,853      $  2,399
                                              -------        ------
                                              -------        ------
Operational Unit Data:
New Orders (units)                              2,631         2,474
Closings (units)                                1,694         1,575
Outstanding contracts at
  March 31,
  Units                                         3,749         3,094
  Dollar Value                              $ 679,512      $566,125

Average Closing Price                       $ 182,000      $179,000

The Company's homebuilding segment recorded pretax earnings of $3.9 million for the first quarter of 1998, compared with pretax earnings of $2.4 million, which included pretax gains of $4.8 million from land sales, for the same period last year.

Homebuilding revenues amounted to $312 million for the first quarter of 1998, up 1.9 percent over the first quarter of last year. Residential revenues, which exclude land sales, amounted to $308 million, a 9.3 percent increase over the same period last year. This increase is primarily due to a 7.6 percent increase in closings and a higher average closing price.

The overall gross profit margin for the first quarter of 1998 was 13.6 percent, versus 13.9 percent for the first quarter of 1997. Excluding land sales, gross profit margins were 13.8 percent, a 70 basis point improvement over the 13.1 percent reported for the first quarter of 1997. This is the second consecutive quarter in which the Company has reported a significant increase over prior year gross profit margins from residential revenues. Increased closings from newer communities continued to drive the Company's improved performance, despite the continuing pressure on margins in the highly competitive Mid-Atlantic market.

Total homebuilding new orders for the first quarter of 1998 were 2,631, an increase of 6.3 percent from the first quarter of 1997. New orders increased in all regions, with the exception of the Mid-Atlantic. The largest increase in new orders was in the Southwest where Houston and Austin reflected strong increases. The Southeast reported significant growth in their newest markets of Tampa and Greenville, while the Midwest recorded a strong increase in Indianapolis. The West had growth in excess of 50 percent in Phoenix and increasing volume from its newest market in Portland.

As a result of higher new order volume, outstanding contracts at March 31, 1998 were 3,749 compared with 3,094 at March 31, 1997 and 2,812 at December 31, 1997. Outstanding contracts represent the Company's backlog of sold but not closed homes, which generally are built and closed, subject to cancellations, over the next two quarters. The value of outstanding contracts as of March 31, 1998 was $680 million, an increase of 20 percent from March 31, 1997 and an increase of 33 percent from December 31, 1997.

Selling, general and administrative expenses were $33.9 million, or 10.9 percent of revenues, for the first quarter of 1998, compared with $34.3 million, or 11.2 percent of revenues, for the same period of 1997. The decrease was attributable to lower general and administrative expenses as the Company continues to focus on effectively controlling all costs and improving the efficiency of its homebuilding operations. Selling expenses were comparable to last year's first quarter.

Interest expense for the first quarter of 1998 decreased by $1.4 million compared with the same period of 1997 primarily due to a decline in average homebuilding borrowings. The decrease in borrowings was partially attributable to a decline in average inventory, mainly due to a decrease in unsold homes under construction.

FINANCIAL SERVICES

The Company's financial services segment reported pretax earnings of $7.3 million for the first quarter of 1998 compared with a $3.6 million pretax profit for the first quarter of 1997.

The Company sold the majority of its loan servicing portfolio in the first quarter of 1998 and realized a $6.1 million pretax gain, net of expenses and liabilities related to the sale of servicing. The portfolio had declined in recent years to the point where it was no longer economically feasible to maintain a full scale servicing operation. Furthermore, the sale was consistent with the Company's strategy to reposition its financial services segment to focus on its core businesses and take maximum advantage of its strategic relationships with Ryland Homes. Future earnings of the financial services segment will be negatively impacted by the sale.

Pretax earnings by line of business were as follows (amounts in thousands):

                                                     Three months
                                                    ended March 31,
                                                   1998         1997
                                                   ----         ----
Retail                                          $ 6,269      $ 1,466
Investments                                       1,045        2,104
                                                  -----        -----
Total                                           $ 7,314      $ 3,570
                                                  -----        -----
                                                  -----        -----

Retail mortgage operations reported pretax earnings of $6.3 million for the first quarter of 1998, including the gain from the aforementioned servicing sale, compared with $1.5 million for the first quarter of 1997. The increase in earnings reflects higher gains on sales of mortgages and servicing rights and a 36 percent increase in mortgage originations, partially offset by a reduction in loan servicing income attributable to the continued contraction of the Company's loan servicing portfolio. Investment earnings for the first quarter of 1998 decreased $1.1 million compared with 1997 as a result of income related to the redemption of certain securities during the first quarter of 1997.

Revenues and expenses for the financial services segment were as follows:
                                                       Three months
                                                      ended March 31,
                                                    1998         1997
                                                    ----         ----
Revenues:
Interest and
  net origination fees                           $  2,106     $  1,635
Net gains on sales of mortgages
  and servicing rights                              9,048        5,143
Loan servicing                                      4,716        6,668
Title/escrow/insurance                              1,991        1,253
                                                    -----        -----
  Total retail revenues                            17,861       14,699
Revenues from investment
  operations                                        3,821        4,614
                                                    -----        -----
Total revenues                                     21,682       19,313

Expenses:
   General and administrative                       9,767       11,846
   Interest                                         4,601        3,897
                                                    -----        -----
Total expenses                                     14,368       15,743
                                                   ------       ------
 Pretax earnings                                 $  7,314     $  3,570
                                                    -----        -----
                                                    -----        -----

Revenues for the financial services segment increased 12 percent for the first quarter of 1998 compared with the same period of 1997. Higher retail revenues from the sale of the majority of the Company's loan servicing portfolio, and from higher mortgage originations and title and escrow settlements were partially offset by lower loan servicing revenues and lower revenues from investment operations. Loan servicing revenues decreased due to the decline in the portfolio balance. The investment revenue decrease was due to income included in the first quarter of 1997 related to the redemption of certain securities.

General and administrative expenses decreased 18 percent compared with the first quarter of 1997, primarily due to a decrease in loan servicing expenses related to the decline in the loan servicing portfolio.

Interest expense increased 18 percent for the first quarter of 1998 compared with 1997. The increase resulted from increased warehouse borrowings required to fund the higher origination volume and an increase in interest expense in the Company's investment operations due to increased borrowings to finance a higher average portfolio balance.

Retail Operations:

Retail operations include mortgage origination, loan servicing and title, escrow and homeowners insurance services for retail customers.

A summary of origination activities is as follows:
                                                          Three months
                                                         ended March 31,
                                                      1998          1997
                                                      ----          ----
Dollar volume of mortgages
  originated (in millions)                           $  248       $  183
Number of mortgages originated                        1,833        1,343

Percentage of total closings:
  Ryland Homes closings                                 59%          62%
  Other closings                                        41%          38%
                                                        --           --
                                                       100%         100%

Mortgage origination volume increased by 36 percent in the first quarter of 1998 compared with the first quarter of last year. This increase is attributable to higher closing volume from homebuilder loan originations and higher refinancing activity.

The Company services loans that it originates as well as loans originated by others. Loan servicing portfolio balances were as follows at March 31, (in billions):

                                                     1998         1997
                                                     ----         ----
Originated                                           $0.3         $1.9
Acquired                                              0.0          2.9
Subserviced                                           3.6          1.1
                                                      ---          ---
  Total portfolio                                    $3.9         $5.9
                                                     ----         ----
                                                     ----         ----

The decreases in the originated and acquired portfolio balances are attributable to the first quarter sale of a majority of the Company's loan servicing portfolio, 1997 servicing sales from the originated portfolio in excess of amounts originated and normal prepayment activity. The increase in the subserviced portfolio is directly attributable to the servicing sale in the first quarter of 1998. The Company will subservice the sold portfolio until the servicing transfers take place in the second quarter of 1998. In
                                      10
addition, the Company expects to transition out of its remaining subservicing business.

Investment Operations:

The Company's investment operations hold certain assets, primarily mortgage-backed securities which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings for the three months ended March 31, were as follows (in thousands):

                                                          Three months
                                                         ended March 31,
                                                         1998       1997
                                                         ----       ----
Interest and other income                             $ 3,821    $ 4,614
Interest and other expenses                             2,776      2,510
                                                        -----      -----
Pretax earnings                                       $ 1,045    $ 2,104
                                                        -----      -----
                                                        -----      -----
Interest and other income was lower for the three months ended March 31, 1998 compared with the same period for 1997 due to $0.8 million in gains related to the redemption of certain securities in the first quarter of 1997. Interest and other expenses increased as compared to 1997 primarily due to the cost to finance a $10 million increase in the average portfolio balance.

Significant data from the investment operations are as follows:

                                                          Three months
                                                         ended March 31,
                                                         1998     1997
                                                         ----     ----
Net interest earned
 (in thousands)                                        $ 1,382  $ 1,508
Average balance outstanding
 (in millions)                                         $   154  $   144
Net interest spread                                        3.6%     4.3%

The Company earns a net interest spread on the investment portfolio from the difference between the interest rates on the mortgage-backed securities and the related borrowing rates. The decrease in the net interest earned is due to a higher cost of funds and a lower income rate on the mortgage-backed securities.


FINANCIAL CONDITION AND LIQUIDITY

The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its requirements.

The homebuilding segment borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $308.0 million as of March 31, 1998 and December 31, 1997. On April 13, 1998, the Company successfully completed the issuance of $100 million of senior subordinated notes which bear interest at 8.25 percent and mature on April 1, 2008. The Company intends to use the net proceeds from this issuance to retire the $100 million, 10.5 percent, senior subordinated notes due 2002 on July 15, 1998, at the stated call price of 103.9375 percent of par. Pending the aforementioned use of the net proceeds, the Company will use the net
                                        11
 proceeds to repay any outstanding amounts under the revolving credit facility and to repay short-term notes payable.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and changes in working capital. This facility, which matures in July 2000, provides for total borrowings of up to $300 million. The outstanding borrowings as of March 31, 1998 were $10.0 million, compared with no outstanding borrowings as of December 31, 1997. In addition, the Company had letters of credit outstanding under this facility totaling $29.6 million at March 31, 1998 and $22.3 million at December 31, 1997. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At March 31, 1998, such notes payable outstanding amounted to $ 1.0 million, compared with $2.2 million at December 31, 1997.

Housing inventories increased to $568.0 million as of March 31, 1998, from $554.8 million as of the end of 1997. This increase is primarily attributable to an increase in the backlog of homes sold but not closed, partially offset by a reduction in unsold homes under construction.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. A bank credit facility, which matures on June 1, 2000, provides up to $260 million for mortgage warehouse funding and $30 million for working capital advances. Other borrowing arrangements as of March 31, 1998 included repurchase agreement facilities aggregating $370 million, a $100 million revolving credit facility used to finance investment portfolio securities and a $35 million credit facility used for the short-term financing of optional bond redemptions. At March 31, 1998 and December 31, 1997, the combined borrowings of the financial services segment outstanding under all agreements were $328.4 million and $340.6 million, respectively.

Mortgage loans, notes receivable, mortgage-backed securities and other assets held by the limited-purpose subsidiaries are pledged as collateral for the issued bonds, the terms of which provide for the retirement of all bonds from the proceeds of the collateral.

The Ryland Group, Inc. has not guaranteed the debt of the financial services segment or limited-purpose subsidiaries.


Note: Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, such as the completion and profitability of sales reported, the market for homes generally and in areas where the Company operates, the availability and cost of land, changes in economic conditions and interest rates, increases in raw material and labor costs, consumer confidence, government regulation, and general competitive factors, all or each of which may cause actual results to differ materially.

                                                  12


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

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the financial condition of the Company.
                                        13


PART II.  OTHER INFORMATION (con't)
                                                                 Page Number
Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits

     27       Financial Data Schedule  (filed herewith)               17

  B. There were no Reports on Form 8-K filed during the first quarter.

                                        14


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           THE RYLAND GROUP, INC.
                           ---------------------
                           Registrant



May 14, 1998             By: /s/ Michael D. Mangan
-----------                 ---------------------
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)




May 14, 1998             By: /s/ Stephen B. Cook
-----------                 -------------------
Date                         Stephen B. Cook, Vice President
                               and Corporate Controller
                               (Principal Accounting Officer)

                                        15


                            INDEX OF EXHIBITS
                            -----------------
A. Exhibits                                                      Page of
                                                               Sequentially
Exhibit No.                                                   Numbered Pages
----------                                                    --------------
27         Financial Data Schedule
              (filed herewith)                                          17

                                                16