Form 10-Q
period 1998-06-30
RYLAND GROUP INC
filed 1998-08-14
CIK 85974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                   ----------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998
                               --------------
                                      or

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

                                       Yes   \X\   No  \ \
                                              --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock of The Ryland Group, Inc., outstanding on August 10, 1998 was 14,670,647.


THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                   Page
                                                                  Number
                                                                  ------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              June 30, 1998 (unaudited) and
              December 31, 1997                                     1-2

            Consolidated Statements of Earnings
              for the three and six months ended June 30,
              1998 and 1997 (unaudited)                               3

            Consolidated Statements of Cash Flows
              for the six months ended June 30,
              1998 and 1997 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-8

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            9-14

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        15


  Item 4.   Submission of Matters to a Vote of                    15-16
              Security Holders

  Item 6.   Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                           17

INDEX OF EXHIBITS                                                    18


The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)



                                                   June 30,     December 31,
                                                     1998           1997
                                                -------------  -------------
                                                  (unaudited)
ASSETS:

   Homebuilding:
      Cash and cash equivalents               $     56,039    $  33,065
      Housing inventories:
          Homes under construction                 381,155      332,452
          Land under development and
          improved lots                            242,211      222,379
                                                ----------   ----------
            Total inventories                      623,366      554,831


      Property, plant and equipment                 26,373       26,463
      Purchase price in excess of net
       assets acquired                              18,995       19,511
      Other assets                                  44,447       37,359
                                                ----------   ----------
                                                   769,220      671,229
                                                ----------   ----------



Financial Services:

     Cash and cash equivalents                       8,591        3,066
     Mortgage loans held for sale                  134,476      199,857
     Mortgage-backed securities and
     notes receivable                              130,230      153,022
     Mortgage servicing rights                       1,680        8,242
     Other assets                                   25,444       46,715
                                                 ---------   ----------
                                                   300,421      410,902
                                                 ---------   ----------


Other Assets:
      Collateral for bonds payable of
      limited-purpose subsidiaries                 114,263      142,303
      Net deferred taxes                            33,544       35,764
      Other                                         21,890       23,211
                                                ----------   ----------
        Total assets                          $  1,239,338 $  1,283,409
                                                ----------   ----------
                                                ----------   ----------

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)



                                                   June 30,     December 31,
                                                     1998           1997
                                                -------------  -------------
                                                 (unaudited)


LIABILITIES

   Homebuilding:
      Accounts payable and other liabilities  $    141,771    $   117,326
      Long-term debt                               408,683        310,221
                                                ----------      ---------
                                                   550,454        427,547
                                                ----------      ---------

   Financial Services:
      Accounts payable and other liabilities        27,262         17,382
      Short-term notes payable                     183,543        340,632
                                                ----------      ---------
                                                   210,805        358,014
                                                ----------      ---------
   Other Liabilities:
      Bonds payable of limited-purpose
      subsidiaries                                 109,201        136,865
      Other                                         49,197         55,860
                                                ----------      ---------
        Total liabilities                          919,657        978,286
                                                ----------      ---------

STOCKHOLDERS'EQUITY

   Convertible preferred stock, $1 par value:
     Authorized - 1,400,000 shares
     Issued - 462,985 shares (502,833 for 1997)        463            503
   Common stock, $1 par value:
     Authorized - 78,600,000 shares
     Issued - 14,640,396 shares
    (14,521,859 for 1997)                           14,640         14,522
   Paid-in capital                                  91,422         88,502
   Retained earnings                               210,902        199,114
   Accumulated other comprehensive income            2,254          2,482
                                                ----------      ---------
    Total stockholders'equity                      319,681        305,123
                                                ----------      ---------
    Total liabilities and stockholders'equity  $ 1,239,338    $ 1,283,409
                                                ----------      ---------
                                                ----------      ---------

Stockholders'equity per common shares          $     21.17    $     20.31
                                                ----------      ---------
                                                ----------      ---------

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
(amounts in thousands, except share data)



                                     Three months              Six months
                                     ended June 30,           ended June 30,
                                    1998       1997         1998        1997
                                   ------     ------       ------      ------

Revenues:

   Homebuilding:
      Residential revenue      $  395,888 $  376,615   $  703,888  $  658,393
      Other revenue                13,680      1,397       17,219      25,288
                                ---------  ---------     --------   ---------
   Total homebuilding revenue     409,568    378,012      721,107     683,681
   Financial services              13,482     17,548       35,164      36,861
   Limited-purpose subsidiaries     2,801      4,060        5,885       8,598
                                ---------  ---------     --------    --------

          Total revenues          425,851    399,620      762,156     729,140
                                ---------  ---------     --------    --------

Expenses:

   Homebuilding:
      Cost of sales               347,626    328,261      616,808     591,327
      Selling, general and
        administrative             39,725     37,162       73,669      71,430
      Interest                      5,429      6,463        9,989      12,399
                                ---------  ---------     --------    --------

      Total homebuilding
       expenses                   392,780    371,886      700,466     675,156

   Financial services:
      General and administrative    8,017      9,780       17,784      21,626
      Interest                      4,198      4,248        8,799       8,145
                                ---------  ---------     --------    --------
        Total financial services
         expenses                  12,215     14,028       26,583      29,771

   Limited-purpose subsidiaries
     expenses                       2,801      4,060        5,885       8,598

   Corporate expenses               3,344      3,195        6,694       6,271
                                ---------  ---------     --------    --------
        Total expenses            411,140    393,169      739,628     719,796

Earnings before taxes              14,711      6,451       22,528       9,344

Tax expense                         5,884      2,581        9,011       3,738
                                ---------    -------      -------     -------

Net earnings                  $     8,827  $   3,870   $   13,517  $    5,606
                                ---------    -------      -------     -------


Net earnings per common share:
        Basic                 $      0.58  $     0.22   $    0.88  $     0.30
        Diluted (a)           $      0.57  $     0.22   $    0.86  $     0.30

Average common shares
  outstanding:
        Basic                  14,757,845  15,683,985  14,735,500  15,781,181
        Diluted (a)            15,599,143  15,771,567  15,171,345  15,886,309

(a) For the three months ended June 30,1997, and the six months ended June 30, 1998 and 1997, conversion of preferred shares is not assumed due to an antidilutive affect.

See notes to consolidated financial statements.

                      The Ryland Group, Inc. and subsidiaries
                       CONSOLIDATED STATEMENTS OF CASH FLOWS




(amounts in thousands)                             Six months ended June 30,
-----------------------------------------------------------------------------
                                                      1998           1997
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net earnings                             $   13,517     $   5,606

         Adjustments to reconcile net earnings
           to net cash provided by
           operating activities:


             Depreciation and amortization            11,528        12,754
             Gain on sale of mortgage-backed
               securities-available-for-sale               -           (75)
             Increase in inventories                 (68,535)       (3,345)
             Net change in other assets, payables
               and other liabilities                  53,696        (9,083)
             Equity in (earnings) losses
               of/distributions from
               unconsolidated joint ventures            (457)            7
             Decrease in mortgage loans held
               for sale                               65,381        38,945
                                                    -----------------------
         Net cash provided by
           operating activities                       75,130        44,809
                                                    -----------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

       Net additions to property, plant
         and equipment                               (10,127)       (8,282)
       Principal reduction of mortgage
         collateral                                   20,981        22,257
       Principal reduction of mortgage-backed
         securities - available-for-sale               9,555         4,938
       Sales of mortgage-backed securities-
         available-for-sale                            4,098         2,222
       Principal reduction of mortgage-backed
         securities - held-to-maturity                10,118         6,840
       Other investing activities, net                 6,567       (12,374)
                                                     -----------------------
      Net cash provided by investing activities       41,192        15,601
                                                     -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash proceeds of long-term debt                100,762        32,647
      Reduction of long-term debt                     (2,299)      (11,200)
      Decrease in short-term notes payable          (157,089)      (19,903)
      Bond principal payments                        (28,375)      (44,358)
      Common and preferred stock dividends            (1,725)       (3,942)
      Common stock repurchases                        (6,153)      (11,331)
      Other financing activities, net                  7,056         5,136
                                                     -----------------------
      Net cash used for financing activities         (87,823)      (52,951)
                                                     -----------------------
Net increase in cash and cash equivalents             28,499         7,459

Cash and cash equivalents at beginning of year        36,131        28,708
                                                     -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    64,630  $     36,167
                                                     ======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

           Cash paid for interest
            (net of capitalized interest)        $    24,119  $     27,610
           Cash paid for income taxes            $     7,265  $        940
----------------------------------------------------------------------------
See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except for share data, in all notes)


Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of June 30, 1998, the consolidated statements of earnings for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1997 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1998 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 annual report to shareholders.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.


The following table is a summary of capitalized interest:

                                                          1998         1997
                                                         ------       ------

Capitalized interest as of January 1,                    $23,644     $27,589
Interest capitalized                                       8,461       9,075
Interest amortized to cost of sales                       (9,199)    (10,355)
                                                          -------     -------
Capitalized interest as of June 30,                      $22,906     $26,309
                                                         =======     =======
                                       5

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2. New Accounting Pronouncements

FASB 128

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (FASB 128), "Earnings per Share." FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for the three and six months ended June 30, 1997 have been restated to conform to the FASB 128 requirements.

FASB 130

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130 (FASB 130), "Reporting Comprehensive Income." FASB 130 defines comprehensive income and establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. FASB 130 requires unrealized gains or losses on the Company's available-for-sale securities, which are included in stockholders' equity, to be reported as other comprehensive income. The net unrealized gains (losses) on available-for-sale securities (net of taxes) amounted to $(455) and $207 for the three months ended June 30, 1998 and 1997, respectively, and $(228) and $(237) for the six months ended June 30, 1998 and 1997, respectively. Other comprehensive income is added to net income to arrive at total comprehensive income. Total comprehensive income was $8,372 for the second quarter of 1998 and $4,077 for the second quarter of 1997. Total comprehensive income was $13,289 for the first six months of 1998 and $5,369 for the first six months of 1997.


Note 3. Segment Information

                                               Three months ended June 30,
                                                    1998             1997
                                                   ------           ------
Pretax earnings:
     Homebuilding                                $ 16,788        $  6,126
     Financial services                             1,267           3,520
     Corporate and other                           (3,344)         (3,195)
                                                 ---------       ---------
     Total                                       $ 14,711        $  6,451
                                                  ========        ========

                                               Six months ended June 30,
                                                   1998             1997
                                                  ------           ------
Pretax earnings:
     Homebuilding                                $ 20,641        $  8,525
     Financial services                             8,581           7,090
     Corporate and other                           (6,694)         (6,271)
                                                 --------        --------
     Total                                       $ 22,528        $  9,344
                                                 ========        ========
                                        6

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share. The assumed conversion of preferred stock was anti-dilutive for the three months ended June 30, 1997 and the six months ended June 30, 1998 and 1997, respectively.

                                                Three months ended June 30,
                                                   1998             1997
                                                  ------            ------
Numerator:
   Net earnings                                $   8,827         $   3,870
   Preferred stock dividends                        (256)             (452)
                                                --------          --------
   Numerator for basic earnings per share -
    income available to common stockholders        8,571             3,418

Effect of dilutive securities:
   Preferred stock dividends                         256                 0
   Numerator for diluted earnings per share -
    income available to common stockholders
     after assumed conversions                 $   8,827          $  3,418
 Denominator:
   Denominator for basic earnings per share -
    weighted-average shares                   14,757,845        15,683,985
   Effect of dilutive securities:
   Stock options                                 272,520               274
   Conversion of Preferred Shares                476,479                 0
   Other equity incentives                        92,299            87,308
                                               ---------         ---------
   Dilutive potential common shares              841,298            87,582

 Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                        15,599,143        15,771,567

 Basic earnings per share                      $    0.58           $  0.22
 Dilutive earnings per share                   $    0.57           $  0.22

                                                 Six months ended June 30,
                                                   1998              1997
                                                  ------            ------
Numerator:
  Net earnings                                  $ 13,517          $  5,606
  Preferred stock dividends                         (526)             (915)
                                                --------          --------
  Numerator for basic and diluted
   earnings per share - income available
   to common stockholders                       $ 12,991          $  4,691

Denominator:
  Denominator for basic earnings per share -
   weighted-average shares                    14,735,500        15,781,181
  Effect of dilutive securities:
   Stock options                                 334,374               768
   Other equity incentives                       101,471           104,360
                                              ----------         ----------
  Dilutive potential common shares               435,845           105,128

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

  Denominator for diluted earnings per share -
   adjusted weighted average shares and
   assumed conversions                        15,171,345        15,886,309

 Basic earnings per share                       $   0.88           $  0.30
 Dilutive earnings per share                    $   0.86           $  0.30

Note 5.  Long-term Debt

On April 13, 1998, the Company completed the issuance of $100 million of 8.25 percent senior subordinated notes which mature on April 1, 2008. The net proceeds from this issuance were initially used to repay outstanding amounts under the revolving credit facility and to repay short-term notes payable. On July 15, 1998, the Company reborrowed funds under the revolving credit facility to retire the $100 million, 10.5 percent, senior subordinated notes due 2002, at the stated call price of 103.9375 percent of par. As a result, the Company will report an extraordinary after-tax charge of approximately $3.4 million in the third quarter of 1998 relating to the loss on the early extinguishment of debt.

Note 6.  Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings of this document for updated information regarding the Company's Commitments and Contingencies.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the second quarter of 1998, the Company reported consolidated net earnings of $8.8 million, or $.58 per share ($.57 per share diluted). This compares with 1997 second quarter net earnings of $3.9 million, or $.22 per share.

The Company's homebuilding segment reported pretax earnings of $16.8 million for the second quarter of 1998, compared with pretax earnings of $6.1 million for the same period last year. The increase was driven by higher gross profit margins combined with a 7 percent increase in closings and pretax gains of $1.2 million from land sales.

The Company's financial services segment reported pretax earnings of $1.3 million for the second quarter of 1998, compared with $3.5 million for the same period in 1997. Retail mortgage operations and investment operations reported declines for the quarter. The decline in retail earnings was primarily due to lower loan-servicing income attributable to the sale, in the first quarter of 1998, of a majority of the Company's loan-servicing portfolio.

Corporate expenses were $3.3 million for the second quarter of 1998, up $.1 million from the same period last year primarily due to higher incentive compensation expense in conjunction with the higher level of earnings in the second quarter of 1998.

For the first six months of 1998, the Company reported consolidated net earnings of $13.5 million, or $.88 per share ($.86 per share diluted), compared with 1997 first half net earnings of $5.6 million, or $.30 per share. For the first six months of 1998, the homebuilding segment reported pretax earnings of $20.6 million, compared with pretax earnings of $8.5 million for the same period in 1997. A significant improvement in housing gross profit
margins was the principal reason for the earnings improvement.   The financial
services segment reported pretax earnings of $8.6 million for the first six months of 1998, compared with $7.1 million for the same period in 1997. First-half results for 1998 included a $6.1 million pretax gain from the first quarter sale of a majority of the Company's loan-servicing portfolio. Corporate expenses were $6.7 million for the first six months of 1998, up $.4 million from the same period last year primarily due to higher incentive compensation expense.

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


HOMEBUILDING SEGMENT

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):

                              Three months ended           Six months ended
                                    June 30,                    June 30,
                                 1998      1997             1998       1997
                                ------     ------          ------    ------
Revenues:
     Residential               $395,888   $376,615       $703,888   $658,393
     Other                       13,680      1,397         17,219     25,288
                               --------   --------       --------   --------
     Total                      409,568    378,012        721,107    683,681

Gross profit                     61,942     49,751        104,299     92,354
Selling, general and
 administrative expenses         39,725     37,162         73,669     71,430
Interest expense                  5,429      6,463          9,989     12,399
                               --------   --------       --------   --------
Pretax earnings                $ 16,788   $  6,126       $ 20,641   $  8,525
                               ========   ========       ========   ========
Operational Unit Data:
New orders (units)                2,470      2,310          5,101      4,784
Closings   (units)                2,210      2,072          3,904      3,647
Outstanding contracts at
  June 30:
  Units                                                     4,009      3,332
  Dollar Value                                           $756,044   $620,625

Average Closing Price          $179,000   $182,000       $180,000   $181,000

The Company's homebuilding segment reported pretax earnings of $16.8 million for the second quarter of 1998, compared with pretax earnings of $6.1 million for the same period last year. For the six months ended June 30, 1998, homebuilding reported pretax earnings of $20.6 million compared with pretax earnings of $8.5 million for the first half of 1997.

Homebuilding revenues amounted to $410 million for the second quarter of 1998, and $721 million for the first half of 1998, up 8 percent and 5 percent, respectively, from the same periods last year. An increase in closings for both periods was partially offset by a decrease in average closing price. The decrease in average closing price reflects the Company's strategy to move to lower-priced product offerings.

Gross profit margins from home sales averaged 15.3 percent for the second quarter of 1998, a 210 basis point improvement over the 13.2 percent for the second quarter of 1997. This was the third consecutive quarter in which the Company reported a significant increase over prior year gross profit margins. Gross profit margins for the first half of 1998 averaged 14.7 percent versus
13.2 percent for the same period last year. Increased closings from newer communities, with better land positions and cost effective product, continue to be the driving force behind the Company's improved performance, while better cost controls and favorable market conditions have also contributed.

Total homebuilding new orders increased 7 percent over the second quarter of last year to 2,470 homes, and also increased 7 percent over last year's first half to 5,101 homes. For the quarter, new order growth was strong in the Midwest, Southeast, and West reflecting increases in both new and existing markets. For the first six months of 1998, new orders increased in all regions, with the exception of the Mid-Atlantic. The largest increase in first half new orders was in the Southeast region which had growth in all divisions, especially in its newest markets.

Outstanding contracts at June 30, 1998 were 4,009 compared with 3,332 at June 30, 1997 and 2,812 at December 31, 1997. Outstanding contracts represent the Company's backlog of sold, but not closed homes, which generally are built and closed, subject to cancellations, over the next two quarters. The value of outstanding contracts at June 30, 1998 was $756 million, an increase of 22 percent from June 30, 1997 and an increase of 48 percent from December 31, 1997.

Selling, general and administrative expenses as a percent of revenues were 9.7 percent for the second quarter of 1998 compared with 9.8 percent for the same period of 1997. For the six months ended June 30, 1998, selling, general and administrative expenses were 10.2 percent of revenues compared with 10.4 percent for the same period of 1997. The decreases were attributable to continued cost controls combined with a higher revenue base. The Company continues to focus on effectively controlling costs and improving the efficiency of its homebuilding operations.

Interest expense for the second quarter and first half of 1998 decreased $1.0 million and $2.4 million, respectively, compared with the same periods of 1997. The decreases reflect the Company's ability to meet more of its homebuilding operating cash flow requirements with internally generated funds resulting from improved financial performance and improved cash management.

FINANCIAL SERVICES
Results of operations of the Company's financial services segment are summarized as follows:
                                      Three months               Six months
                                     ended June 30,            ended June 30,
                                    1998         1997          1998      1997
                                   ------       ------        ------    ------
Retail Revenues:
Interest and
  net origination fees           $  2,116     $  1,628      $  4,222  $  3,263
Net gains on sales of mortgages
  and servicing rights              3,857        4,045        12,905     9,188
Loan servicing                      1,831        6,323         6,547    12,991
Title/escrow                        2,151        1,559         4,142     2,812
                                 --------     --------       -------- --------
   Total retail revenues            9,955       13,555        27,816    28,254

Revenues from investment
operations:
  Sale of mortgage-backed
   securities                           0           75             0        75
  Interest and other income         3,527        3,918         7,348     8,532
                                 --------     --------      --------   -------
   Total investment revenues        3,527        3,993         7,348     8,607
                                 --------     --------      --------   -------
Total revenues                     13,482       17,548        35,164    36,861

Expenses:
   General and administrative       8,017        9,780        17,784    21,626
   Interest                         4,198        4,248         8,799     8,145
                                 --------     --------       -------    ------
Total expenses                     12,215       14,028        26,583    29,771
                                 --------     --------       -------    ------
 Pretax earnings                 $  1,267     $  3,520      $  8,581   $ 7,090
                                 ========     ========      ========   =======

Pretax earnings by line of business were as follows (amounts in thousands):

                                      Three months               Six months
                                     ended June 30,            ended June 30,
                                   1998         1997          1998      1997
                                  ------       ------        ------    ------
Retail                            $  289       $2,265        $6,558    $3,731
Investments                          978        1,255         2,023     3,359
                                  ------       ------        ------    ------
Total                             $1,267       $3,520        $8,581    $7,090
                                  ======       ======        ======    ======

OPERATIONAL DATA:                    Three months                Six months
                                     ended June 30,             ended June 30,
                                    1998         1997           1998    1997
                                   ------       ------         ------  -----

Retail Operations:
  Originations                      2,201        1,741         4,034    3,084
  Percent of Total Originations
   from Ryland Homes                  66%           64%           63%      63%

Investment Operations:
  Portfolio Average
  Balance (in millions)            $140.9       $153.9        $147.4   $148.7

The financial services segment reported pretax earnings of $1.3 million for the second quarter of 1998 compared with $3.5 million for the second quarter of 1997, and $8.6 million for the first six months of 1998, compared with $7.1 million for the first half of 1997.

Revenues for the financial services segment decreased 23 percent and 5 percent for the three and six months ended June 30, 1998, respectively, compared with the same periods of 1997. General and administrative expenses decreased 18 percent for both the three and six month periods ended June 30, 1998, compared with the same periods of 1997. The decreases in revenues and general and administrative expenses were primarily due to the decline in loan servicing operations related to the sale of a majority of the loan servicing portfolio in the first quarter of 1998. Interest expense declined slightly for the three months ended June 30, 1998, but increased 8 percent for the first six months of 1998 compared with 1997. The year-to-date increase resulted from increased borrowings in the first quarter required to fund higher origination volume.

Retail operations reported pretax earnings of $.3 million for the second quarter of 1998 compared with $2.3 million for the same period last year. For the first six months of 1998, retail operations reported pretax earnings of $6.6 million versus $3.7 million for the first half of 1997. The Company sold the majority of its loan servicing portfolio in the first quarter of 1998 and realized a $6.1 million pretax gain, net of expenses and liabilities related to the sale of servicing. The decline in earnings for the second quarter was primarily due to lower loan servicing income, attributable to the reduction in the portfolio, partially offset by cost reductions. The increase in retail earnings for the first half was attributable to the aforementioned $6.1 million pretax gain from the sale of the portfolio. Future earnings from retail operations will be negatively impacted by the sale.

Mortgage origination volume increased 26 percent and 31 percent for the three and six month periods ended June 30, 1998, respectively, compared with the same periods last year. These increases were attributable to higher closing volume from homebuilder loan originations and higher refinancing activity.

Investment operations reported pretax earnings of $1.0 million for the second quarter of 1998, compared with $1.3 million for the second quarter of 1997. The decrease was primarily due to a lower average portfolio balance which resulted in a 10 percent decline in interest and other income. For the first six months of 1998, investment earnings were $2.0 million versus $3.4 million for the same period of last year. The decline was primarily attributable to the fact that 1997 revenues and pretax results included $.8 million of other income related to the redemption of certain securities.

FINANCIAL CONDITION AND LIQUIDITY

The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $408.0 million as of June 30, 1998 and $308.0 million as of December 31, 1997. On April 13, 1998, the Company successfully completed the issuance of $100 million of 8.25 percent senior subordinated notes due April 1, 2008. The net proceeds from this issuance were initially used to repay outstanding amounts under the revolving credit facility and to repay short term notes payable. On July 15, 1998, the Company reborrowed funds under its revolving credit facility to retire its $100 million, 10.5 percent, senior subordinated notes due 2002 at the stated call price of 103.9375 percent of par.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and changes in working capital. This facility, which matures in July 2000, provides for total borrowings of up to $300 million. There were no outstanding borrowings under this facility as of June 30, 1998 and December 31, 1997. In addition, the Company had letters of credit outstanding under this facility totaling $39.6 million at June 30, 1998 and $22.3 million at December 31, 1997. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At June 30, 1998, such notes payable outstanding amounted to $.7 million, compared with $2.2 million at December 31, 1997.

Housing inventories increased to $623.4 million as of June 30, 1998, from $554.8 million as of the end of 1997. This represents the normal seasonal increase in sold homes under construction combined with growth due to increased volume.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. A bank credit facility, which matures on June 1, 2000, provides up to $260 million for mortgage warehouse funding and $30 million for working capital advances. Other borrowing arrangements as of June 30, 1998 included repurchase agreement facilities aggregating $370 million, a $100 million revolving credit facility used to finance investment portfolio securities and a $35 million credit facility to be used for the short-term financing of optional bond redemptions. At June 30, 1998 and December 31, 1997, the combined borrowings of the financial services segment outstanding under all agreements were $183.5 million and $340.6 million, respectively.

Mortgage loans, notes receivable, and mortgage-backed securities held by the limited-purpose subsidiaries are pledged as collateral for the issued bonds, the terms of which provide for the retirement of all bonds from the proceeds of the collateral. The source of cash for the bond payments is cash received from the mortgage loans, notes receivable and mortgage-backed securities.

During the second quarter of 1998, the Company repurchased 310,800 shares of its common stock and has completed the share repurchase program announced on April 30, 1997. The Company has repurchased a total of 2.0 million shares under the stock repurchase program.

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

                                    14
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Ryland Mortgage Company ("RMC") announced on July 31, 1998 that it entered into a Plea Agreement with the United States Attorney's Office for the Middle District of Florida to resolve all charges in connection with an indictment previously brought against RMC (The "Indictment"). The Indictment concerns actions in 1993 related to two of RMC's loan servicing contracts with the Resolution Trust Corporation ("RTC"). Under the terms of the Plea Agreement, which has been filed with the United States District Court for the Middle District of Florida and requires court approval, RMC will pay $3.5 million in restitution plus interest, as well as a fine of $4.2 million. While the agreement represents a significant expense for RMC, it is not expected to have a material adverse effect on the overall financial position of the Company.

Under the Plea Agreement, RMC admits responsibility for two charges of impeding the functions of the RTC. All other charges against RMC are to be dismissed under the Plea Agreement. The agreement does not address the charges against three former employees, which remain pending.

As a result of the Indictment, the U.S. Department of Housing and Urban Development ("HUD") previously had indicated that it was considering sanctions against RMC, including possible withdrawal of RMC's right to participate in The Federal House Administration ("FHA") loan program and originate FHA loans. RMC has entered into an agreement with HUD under which it expects to be able to continue to originate loans and participate in the FHA loan program during the 60 day period following the date of court approval of the Plea Agreement. During this period, HUD shall consider what administrative action, if any, it will take as a result of the resolution of the Indictment. RMC is continuing its dialogue with representatives of HUD to reach agreement on its ability to continue to participate in the FHA loan program. The Company also is exploring alternative arrangements in the event that RMC is not successful in these efforts. Termination of RMC's right to participate in the FHA program could be followed by similar exclusions from the loan programs of other RMC investors. No assurance can be given regarding the results of these ongoing discussions with HUD and its possible impact on RMC and its business.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the overall financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 29, 1998. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934 to elect directors of the Company for the ensuing year.

Proxies representing 11,937,739 shares of stock eligible to vote at the meeting, or 78 percent of the outstanding shares, were voted in connection with the election of directors. The nine incumbent directors nominated by the Company were elected with a minimum of 11,716,631 votes. The following is a separate tabulation with respect to the vote for each nominee:

Name                        Total Votes For           Total Votes Withheld

R. Chad Dreier                11,780,306                     157,433
James A. Flick, Jr.           11,785,611                     152,128
Robert J. Gaw                 11,785,409                     152,330
Leonard M. Harlan             11,784,911                     152,828
L.C. Heist                    11,785,311                     152,428
William L. Jews               11,785,098                     152,641
William G. Kagler             11,716,631                     221,108
Charlotte St. Martin          11,780,911                     156,828
John O. Wilson                11,785,011                     152,728


                                                               Page Number
Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits

     27       Financial Data Schedule  (filed herewith)               19




B.  Reports on Form 8-K.

Form 8-K was filed with the Securities and Exchange Commission on April 7, 1998 regarding the sale of a majority of the Company's loan servicing portfolio.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           THE RYLAND GROUP, INC.
                           Registrant



August 14, 1998          By: /s/ Michael D. Mangan
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





August 14, 1998          By: /s/ Stephen B. Cook
Date                         Stephen B. Cook, Vice President
                               and Corporate Controller
                               (Principal Accounting Officer)

INDEX OF EXHIBITS

A. Exhibits                                                      Page of
                                                               Sequentially
Exhibit No.                                                   Numbered Pages

   27         Financial Data Schedule
             (filed herewith)                                         19

