Form 10-Q
period 1998-09-30
RYLAND GROUP INC
filed 1998-11-16
CIK 85974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q
                                 ---------
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------
                               or

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on November 10,1998 was 14,700,219.


THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                 Page Number

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
              September 30, 1998 (unaudited) and
              December 31, 1997                                     1-2

            Consolidated Statements of Earnings
              for the three and nine months ended
              September 30, 1998 and 1997 (unaudited)                 3

            Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              1998 and 1997 (unaudited)                               4

            Notes to Consolidated Financial
              Statements (unaudited)                                5-9

  Item 2.   Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition                                            10-16

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        17

  Item 6.   Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                           18

INDEX OF EXHIBITS                                                    19





The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)



                                                September 30,     December 31,
                                                     1998           1997
                                                -------------  -------------
                                                  (unaudited)
ASSETS:

   Hombuilding:
      Cash and cash equivalents               $     39,567    $  33,065
      Housing inventories:
          Homes under construction                 396,513      332,452
          Land under development and
            improved lots                          231,430      222,379
                                                ----------   ----------
            Total inventories                      627,943      554,831


      Property, plant and equipment                 26,638       26,463
      Purchase price in excess of net
        assets acquired                             18,737       19,511
      Other assets                                  39,800       37,359
                                                ----------   ----------
                                                   752,685      671,229
                                                ----------   ----------



Financial Services:

     Cash and cash equivalents                       8,629        3,066
     Mortgage loans held for sale                  125,724      199,857
     Mortgage-backed securities and
       notes receivable                            126,021      153,022
     Mortgage servicing rights                       3,819        8,242
     Other assets                                   16,483       46,715
                                                 ---------   ----------
                                                   280,676      410,902
                                                 ---------   ----------


Other Assets:
      Collateral for bonds payable of
        limited-purpose subsidiaries                97,314      142,303
      Net deferred taxes                            26,895       35,764
      Other                                         21,931       23,211
                                                ----------   ----------
        Total assets                          $  1,179,501 $  1,283,409
                                                -----------  ----------
                                                -----------  ----------



The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)



                                                September 30,     December 31,
                                                     1998           1997
                                                -------------  -------------
                                                 (unaudited)


LIABILITIES

   Hombuilding:
      Accounts payable and other liabilities  $    145,451    $   117,326
      Long-term debt                               321,692        310,221
                                                ----------      ---------
                                                   467,143        427,547
                                                ----------      ---------

   Financial Services:
      Accounts payable and other liabilities        28,850         17,382
      Short-term notes payable                     212,379        340,632
                                                ----------      ---------
                                                   241,229        358,014
                                                ----------      ---------
   Other Liabilities:
      Bonds payable of limited-purpose
        subsidiaries                                92,652        136,865
      Other                                         50,716         55,860
                                                ----------      ---------
        Total liabilities                          851,740        978,286
                                                ----------      ---------

STOCKHOLDERS'EQUITY

   Convertible preferred stock, $1 par value:
     Authorized - 1,400,000 shares
     Issued - 440,750 shares (502,833 for 1997)        441            503
   Common stock, $1 par value:
     Authorized - 78,600,000 shares
     Issued - 14,685,726 shares
       (14,521,859 for 1997)                        14,686         14,522
   Paid-in capital                                  91,346         88,502
   Retained earnings                               219,278        199,114
   Accumulated other comprehensive income            2,010          2,482
                                                ----------      ---------
    Total stockholders' equity                     327,761        305,123
                                                ----------      ---------
    Total liabilities and stockholders' equity $ 1,179,501    $ 1,283,409
                                                ----------      ---------
                                                ----------      ---------

Stockholders' equity per common shares         $     21.67    $     20.31
                                                ----------      ---------
                                                ----------      ---------

See notes to consolidated financial statements.


The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(amounts in thousands, except share data)



                                    Three months             Nine months
                                 ended September 30,      ended September 30,
                                   1998      1997          1998       1997
                                  ------    ------        ------    ------

Revenues:

   Hombuilding:
      Residential revenue      $  440,724 $  396,907   $ 1,144,612 $ 1,055,300
      Other revenue                 6,856      1,190        24,075      26,478
                                ---------  ---------     ---------  ----------
   Total homebuilding revenue     447,580    398,097     1,168,687   1,081,778
   Financial services              12,259     19,974        47,423      56,835
   Limited-purpose subsidiaries     2,407      3,533         8,292      12,131
                                ---------  ---------     ---------   ---------

          Total revenues          462,246    421,604     1,224,402   1,150,744
                                ---------  ---------     ---------   ---------

Expenses:

   Homebuilding:
      Cost of sales               375,213    344,851       992,021     936,178
      Selling, general and
        administrative             42,697     36,913       116,366     108,343
      Interest                      4,537      5,809        14,526      18,208
                                ---------  ---------     ---------   ---------

      Total homebuilding
       expenses                   422,447    387,573     1,122,913   1,062,729

   Financial services:
      General and administrative    7,041     10,645        24,825      32,271
      Interest                      3,661      4,816        12,460      12,961
                                ---------  ---------     ---------   ---------
        Total financial services
         expenses                  10,702     15,461        37,285      45,232

   Limited-purpose subsidiaries
     expenses                       2,407      3,533         8,292      12,131

   Corporate expenses               4,395      3,802        11,089      10,073
                                ---------  ---------     ---------   ---------
        Total expenses            439,951    410,369     1,179,579   1,130,165

Earnings before taxes
  and extraordinary item           22,295     11,235       44,823       20,579

Tax expense                         9,772      4,494       18,783        8,232
                                ---------    -------      -------     --------

Net earnings before
  extraordinary item          $    12,523  $   6,741   $   26,040  $    12,347
                                ---------    -------      -------     --------

Extraordinary item - loss on early
  extinguishment of debt
   (net of taxes of $2,217)        (3,326)       -         (3,326)        -
                                ---------    -------      -------     --------

Net earnings                 $      9,197  $   6,741   $   22,714  $    12,347
                                =========    =======      =======     ========
Net earnings per common share:
        Basic
          Earnings per share
           before extraordinary
           item               $      0.84  $    0.42   $     1.72  $     0.71
          Extraordinary item        (0.23)        -         (0.23)         -
                                 --------     ------       ------      ------
          Earnings per share  $      0.61  $    0.42   $     1.49  $     0.71

        Diluted
          Earnings per share
           before extraordinary
           item               $      0.81  $    0.41   $     1.67   $    0.70
          Extraordinary item        (0.22)       -          (0.21)        -
                                 --------     ------       ------      ------
          Earnings per share  $      0.59  $    0.41   $     1.46   $    0.70

Average common shares
  outstanding:
        Basic                  14,667,471  14,915,848  14,715,601  15,492,737
        Diluted *              15,521,430  15,907,046  15,609,471  15,607,865

*For the nine months ended September 30,1997, conversion of preferred shares is not assumed due to an antidilutive effect.

See notes to consolidated financial statements.




The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS




(amounts in thousands)                          Nine months ended September30,
-----------------------------------------------------------------------------
                                                      1998            1997
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net earnings                             $   22,714     $  12,347

         Adjustments to reconcile net earnings
           to net cash provided by
           operating activities:


             Depreciation and amortization            17,770        19,622
             Loss on early extinguishment of debt      5,543           -
             Gain on sale of mortgage-backed
               securities-available-for-sale             -             (75)
             Increase in inventories                 (73,112)       (7,348)
             Net change in other assets, payables
               and other liabilities                  75,754        (9,338)
             Equity in losses of/distributions
               from unconsolidated joint ventures         98           130
             Decrease in mortgage loans held
               for sale                               74,133        22,313
                                                    ----------------------
         Net cash provided by
           operating activities                      122,900        37,651
                                                    =======================


CASH FLOWS FROM INVESTING ACTIVITIES:

       Net additions to property, plant
         and equipment                               (16,492)      (13,125)
       Principal reduction of mortgage
         collateral                                   29,462        31,451
       Principal reduction of mortgage-backed
         securities - available-for-sale              10,301         8,419
       Sales of mortgage-backed securities-
         available-for-sale                            8,703         2,222
       Principal reduction of mortgage-backed
         securities - held-to-maturity                15,098        10,735
       Other investing activities, net                 9,457         2,600
                                                     ---------------------
      Net cash provided by investing activities       56,529        42,302
                                                     =====================
CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash proceeds of long-term debt                114,262         7,647
      Reduction of long-term debt                   (106,728)      (11,982)
      Increase (decrease) in short-term
        notes payable                               (128,253)        1,641
      Bond principal payments                        (45,153)      (64,629)
      Common and preferred stock dividends            (2,556)       (6,717)
      Common stock repurchases                        (6,153)      (22,120)
      Other financing activities, net                  7,217         8,090
                                                     ---------------------
      Net cash used for financing activities        (167,364)      (88,070)
                                                     =====================
Net increase in cash and cash equivalents             12,065        (8,117)
Cash and cash equivalents at beginning of year        36,131        28,708
                                                     =====================
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    48,196  $     20,591
                                                     =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

           Cash paid for interest
            (net of capitalized interest)        $    37,254  $     43,119
           Cash paid for income taxes            $     9,346  $      1,095
--------------------------------------------------------------------------
See notes to consolidated financial statements.



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

The consolidated balance sheet as of Septmeber 30, 1998, the consolidated statements of earnings for the three and nine months ended Septmeber 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended Septmeber 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1997 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1998 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 annual report to shareholders.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.


The following table is a summary of capitalized interest:

                                                   1998        1997
                                                  ------      ------

Capitalized interest as of January 1,            $23,644     $27,589
Interest capitalized                              12,972      13,303
Interest amortized to cost of sales              (15,222)    (15,509)
                                                 -------     -------
Capitalized interest as of September 30,         $21,394     $25,383
                                                 =======     =======



The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2. New Accounting Pronouncements

FASB 128

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (FASB 128), "Earnings per Share." FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for the three and nine months ended September 30, 1997 have been restated to conform to the FASB 128 requirements.

FASB 130

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130 (FASB 130), "Reporting Comprehensive Income." FASB 130 defines comprehensive income and establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. FASB 130 requires unrealized gains or losses on the Company's available-for-sale securities, which are included in stockholders' equity, to be reported as other comprehensive income. The net unrealized gains (losses) on available-for-sale securities (net of taxes) amounted to $(244) and $163 for the three months ended September 30, 1998 and 1997, respectively, and $(472) and $(74) for the nine months ended September 30, 1998 and 1997, respectively. Other comprehensive income is added to net income to arrive at total comprehensive income. Total comprehensive income was $8,953 for the third quarter of 1998 and $6,904 for the third quarter of 1997. Total comprehensive income was $22,242 for the first nine months of 1998 and $12,273 for the first nine months of 1997.

FASB 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB 133), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting procedures for hedges that will effect the timing of recognition and the manner in which hedging gains and losses are recognized in the Company's financial statements. The Company has not completed its evaluation of this new Statement; however, management does not anticipate that the adoption of the Statement will have a material impact on the Company's earnings or financial position. The Company currently expects to adopt this Statement beginning on January 1, 2000.

Note 3. Segment Information

                                             Three months ended September 30,
                                                    1998             1997
                                                   ------           ------
Earnings before taxes and extraordinary item:
     Homebuilding                                $ 25,133         $ 10,524
     Financial services                             1,557            4,513
     Corporate and other                           (4,395)          (3,802)
                                                 ---------        ---------
     Total                                       $ 22,295         $ 11,235
                                                  ========         ========




The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

                                               Nine months ended September 30,
                                                    1998            1997
                                                   ------          ------
Earnings before taxes and extraordinary item:
     Homebuilding                                $ 45,774        $ 19,049
     Financial services                            10,138          11,603
     Corporate and other                          (11,089)        (10,073)
                                                  --------        --------
     Total                                       $ 44,823        $ 20,579
                                                  ========        ========


Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share before extraordinary item. The assumed conversion of preferred stock was anti-dilutive for the nine months ended September 30, 1997.

                                              Three months ended September 30,
                                                   1998              1997
                                                  ------            ------
Numerator:
    Net earnings before extraordinary item    $   12,523          $  6,741
     Preferred stock dividends                      (243)             (437)
                                                 --------          --------
    Numerator for basic earnings per share -
     income available to common stockholders      12,280             6,304

    Effect of dilutive securities:
     Preferred stock dividends                       243               190
    Numerator for diluted earnings per share -
     income available to common stockholders
     after assumed conversions                 $  12,523         $   6,494

Denominator:
   Denominator for basic earnings per share -
    weighted-average shares                   14,667,471        14,915,848
   Effect of dilutive securities:
    Stock options                                310,813            99,556
    Conversion of Preferred Shares               451,868           804,334
    Other equity incentives                       91,278            87,308
                                                ---------         ---------
   Dilutive potential common shares              853,959           991,198

   Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions                       15,521,430        15,907,046

   Basic earnings per share
    before extraordinary item                  $    0.84           $  0.42
   Dilutive earnings per share
    before extraordinary item                  $    0.81           $  0.41




The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)


Note 4.  Earnings Per Share Reconciliation (continued)

                                               Nine months ended September 30,
                                                    1998              1997
                                                   ------            ------
Numerator:
 Net earnings before extraordinary item         $ 26,040          $ 12,347
 Preferred stock dividends                          (770)           (1,352)
                                                 --------          --------
 Numerator for basic earnings per share -
  income available to common stockholders       $ 25,270          $ 10,995

 Effect of dilutive securities:
  Preferred stock dividends                          770                 0
 Numerator for diluted earnings per share -
  income available to common stockholders
  after assumed conversions                     $ 26,040          $ 10,995

Denominator:
 Denominator for basic earnings per share -
  weighted-average shares                     14,715,601        15,492,737
 Effect of dilutive securities:
  Stock options                                  320,880            16,452
  Conversion of Preferred Shares                 474,916                 0
  Other equity incentives                         98,074            98,676
                                               ----------        ----------
 Dilutive potential common shares                893,870           115,128

 Denominator for diluted earnings per share -
  adjusted weighted average shares and
  assumed conversions                         15,609,471        15,607,865

 Basic earnings per share
  before extraordinary item                     $   1.72           $  0.71
 Dilutive earnings per share
  before extraordinary item                     $   1.67           $  0.70

Note 5.  Long-term Debt

On April 13, 1998, the Company completed the issuance of $100 million of 8.25 percent senior subordinated notes which mature on April 1, 2008. On July 15, 1998, the Company retired the $100 million, 10.5 percent, senior subordinated notes due 2002, at the stated call price of 103.9375 percent of par. As a result, the Company has reported an extraordinary after-tax charge of $3.3 million in the third quarter of 1998 relating to the loss on the early extinguishment of debt.

Note 6.  Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings of this document for updated information regarding the Company's Commitments and Contingencies.






The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)


Note 7.  Income Taxes

In the third quarter of 1998, the Company changed its estimated income tax rate for the year ending December 31, 1998 to 42 percent and adjusted its income tax provision for the third quarter to achieve a 42 percent effective income tax rate for the nine months ended September 30, 1998. The change in the tax rate was due to an increase in estimated non-deductible expenses primarily due to the fine paid in connection with the RTC matter discussed in
Part II, Other Information, Item 1, Legal Proceedings.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the third quarter of 1998, the Company reported consolidated net earnings before extraordinary item of $12.5 million, or $.84 per share ($.81 per share diluted). This compares with 1997 third quarter net earnings of $6.7 million, or $.42 per share ($.41 per share diluted).

The Company's homebuilding segment reported pretax earnings of $25.1 million for the third quarter of 1998, compared with pretax earnings of $10.5 million for the same period last year. The 139 percent increase was driven by higher gross profit margins, combined with increased closings and lower interest costs.

The Company's financial services segment reported pretax earnings of $1.6 million for the third quarter of 1998, compared with $4.5 million for the same period in 1997. The decline was due to lower earnings from retail operations, primarily the result of lower loan-servicing income attributable to the sale of a majority of the Company's loan-servicing portfolio in the first quarter of 1998, and lower gains on the sales of mortgages and servicing rights.

Corporate expenses were $4.4 million for the third quarter of 1998, up $.6 million from the same period last year primarily due to higher incentive compensation expense in conjunction with the higher level of earnings.

For the first nine months of 1998, the Company reported consolidated net earnings before extraordinary item of $26.0 million, or $1.72 per share ($1.67 per share diluted), compared with 1997 first nine months net earnings of $12.3 million, or $.71 per share ($.70 per share diluted). For the first nine months of 1998, the homebuilding segment reported pretax earnings of $45.8 million, compared with pretax earnings of $19.0 million for the same period in 1997. A significant increase in housing gross profit margins was the principal reason for the earnings improvement. The financial services segment reported pretax earnings of $10.1 million for the first nine months of 1998, compared with $11.6 million for the same period in 1997. The results for 1998 included a $6.1 million pretax gain from the first quarter sale of a majority of the Company's loan-servicing portfolio. Corporate expenses were $11.1 million for the first nine months of 1998, up $1 million from the same period last year primarily due to higher incentive compensation expense.

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

EXTRAORDINARY ITEM

In the third quarter of 1998, the Company recognized an extraordinary loss of $3.3 million (net of taxes of $2.2 million), or $.23 per share. The loss was recorded in connection with the redemption on July 15, 1998 of $100 million of
10.5 percent senior subordinated notes due 2002. The redemption of the notes was at the stated call price of 103.9 percent of par and was funded by the April 1998 issuance of lower cost debt. Third-quarter net earnings after the extraordinary item were $9.2 million, or $.61 per share, versus $6.7 million, or $.42 per share, for the third quarter of 1997. For the first nine months of 1998, net earnings after the extraordinary item were $22.7 million, or $1.49 per share, versus $12.3 million, or $.71 per share, for the first nine months of 1997.


HOMEBUILDING SEGMENT

Results of operations of the Company's homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):


                              Three months ended           Nine months ended
                                 September 30,               September 30,
                                 1998      1997             1998       1997
                                ------     ------          ------     ------
Revenues:
   Residential                $440,724  	$396,907       	$1,144,612 $1,055,300
   Other                         6,856     1,190           24,075     26,478
                              --------  --------        ---------  ---------
    Total                      447,580   398,097	        1,168,687  1,081,778

Gross profit                    72,367    53,246          176,666    145,600
Selling, general and
 administrative expenses        42,697    36,913          116,366    108,343
Interest expense                 4,537     5,809           14,526     18,208
                              	--------  --------         --------   --------
Pretax earnings               $ 25,133  	$ 10,524         $ 45,774   $ 19,049
                               =	======  ========          =======    =======
Operational Unit Data:
New orders (units)               2,183     2,151            7,284      6,935
Closings   (units)               2,361     2,173            6,265      5,820
Outstanding contracts at
  September 30:
  Units                                                     3,831      3,310
  Dollar Value                                           $738,252   $605,148

Average Closing Price         $187,000  $183,000         $183,000   $181,000

The Company's homebuilding segment reported pretax earnings of $25.1 million for the third quarter of 1998, compared with pretax earnings of $10.5 million for the same period last year. For the nine months ended September 30, 1998, homebuilding reported pretax earnings of $45.8 million compared with pretax earnings of $19.0 million for the first nine months of 1997.

Homebuilding revenues amounted to $448 million for the third quarter of 1998, and $1.17 billion for the first nine months of 1998, up 12 percent and 8 percent, respectively, from the same periods last year. The growth in revenues primarily resulted from increased closings of 9 percent and 8 percent, respectively, from the same periods last year as well as an increase in the average closing price for the respective periods. The average closing price has increased primarily due to the mix of closings from more expensive housing markets, such as the San Francisco Bay Area and San Diego. Price increases in most markets were primarily to cover direct construction cost increases. The impact of price increases on average closing prices was somewhat offset by the Company's movement in certain markets to lower-priced product offerings.

Gross profit margins from home sales averaged 16.3 percent for the third quarter of 1998, a 290 basis point increase from the 13.4 percent for the third quarter of 1997. This was the fourth consecutive quarter in which the Company reported a significant increase over the prior year's gross profit margins. Gross profit margins for the first nine months of 1998 averaged 15.3 percent versus 13.3 percent for the same period last year. A change in mix representing increased closings from newer communities, which have better land positions and more cost-effective product, continues to be the driving force behind the Company's improved performance. Market conditions have been favorable and have contributed to the margin improvement.

Total homebuilding new orders increased 1.5 percent from the third quarter of last year to 2,183 homes, and increased 5.0 percent from last year's first nine months to 7,284 homes. Sales per community were up 12.5 percent for the third quarter reflecting fewer active communities. Total new orders for the third quarter were up in all regions except the West, where strong sales earlier in the year reduced the number of communities currently open for sales. The West region will be opening additional communities in the fourth quarter. For the first nine months of 1998, new orders increased in all regions, with the exception of the Mid-Atlantic. The largest increase in new orders for the first nine months was in the Southeast which had strong growth in its newest markets.

Outstanding contracts at September 30, 1998 were 3,831 compared with 3,310 at September 30, 1997 and 2,812 at December 31, 1997. Outstanding contracts represent the Company's backlog of sold, but not closed homes, which generally are built and closed, subject to cancellations, over the next two quarters. The value of outstanding contracts at September 30, 1998 was $738 million, an increase of 22 percent from September 30, 1997 and an increase of 45 percent from December 31, 1997.

Selling, general and administrative expenses as a percent of revenues were 9.5 percent for the third quarter of 1998 compared with 9.3 percent for the same period of 1997. The increase was primarily related to higher incentive compensation expenses related to improved earnings. For the nine months ended September 30, 1998, selling, general and administrative expenses remained unchanged at 10.0 percent of revenues compared with the same period of 1997, despite higher incentive compensation costs.

Interest expense for the third quarter and first nine months of 1998 decreased $1.3 million and $3.7 million, respectively, compared with the same periods of 1997. The decreases resulted from lower average borrowings as well as lower effective rates paid on borrowings. The lower borrowings reflect the Company's ability to meet more of its homebuilding operating cash flow requirements with internally generated funds resulting from improved financial performance and improved cash management.

On October 30, 1998, the Company completed the acquisition of The Regency Organization ("Regency"), a privately held homebuilder with operations in Pasco, Hernando and Citrus Counties, Florida, immediately north of the Company's existing Tampa Bay operations. Regency's operational focus has been primarily on age-restricted and active-adult retirement communities. The acquisition affords the Company the opportunity to gain market share in a rapidly growing area of Florida and an immediate presence in the Florida retirement market. The Company purchased the stock of Regency for $6.2 million, entered into a noncompete agreement and retired Regency's indebtedness for a total cash investment of approximately $18 million.
Results of Regency's operations will be reflected beginning in the fourth quarter of 1998. The Company anticipates that this acquisition could add approximately 350-400 closings to its results for 1999 at sales prices ranging from $90-$150 thousand.


FINANCIAL SERVICES
Results of operations of the Company's financial services segment are summarized as follows:
                                      Three months               Nine months
                                 ended September 30,       ended September 30,
                                    1998         1997          1998      1997
                                   ------       ------        ------    ------
Retail Revenues:
Interest and
  net origination fees           $  1,554     $  2,040      $  5,776  $  5,303
Net gains on sales of mortgages
  and servicing rights              4,438        6,357        17,343    15,545
Loan servicing                        702        5,897         7,249    18,888
Title/escrow                        2,100        1,641         6,242     4,453
                                 --------     --------       --------  -------
   Total retail revenues            8,794       15,935        36,610    44,189

Revenues from investment
operations:
  Sale of mortgage-backed
   securities                          46            0            46        75
  Interest and other income         3,419        4,039        10,767    12,571
                                 --------     --------       --------  -------
   Total investment revenues        3,465        4,039        10,813    12,646
                                 --------     --------       --------  -------
Total revenues                     12,259       19,974        47,423    56,835

Expenses:
   General and administrative       7,041       10,645        24,825    32,271
   Interest                         3,661        4,816        12,460    12,961
                                 --------     --------       -------    ------
Total expenses                     10,702       15,461        37,285    45,232
                                 --------     --------       -------    ------
 Pretax earnings                 $  1,557     $  4,513      $ 10,138   $11,603
                                 ========     ========      ========   =======

Pretax earnings by line of business were as follows (amounts in thousands):

                                    Three months              Nine months
                                ended September 30,       ended September 30,
                                 1998      1997             1998       1997
                                ------    ------           ------     ------
Retail                          $  534    $3,396          $ 7,092     $7,127
Investments                      1,023     1,117            3,046      4,476
                                ------    ------           ------     ------
Total                           $1,557    $4,513          $10,138    $11,603
                                ======    ======           ======     ======

OPERATIONAL DATA:                   Three months               Nine months
                               ended September 30,         ended September 30,
                                 1998      1997             1998       1997
                                ------    ------           ------     ------
Retail Operations:
  Originations                   2,110     1,939            6,032      5,023
  Percent of Total Originations
   from Ryland Homes               75%       65%              67%        64%

Investment Operations:
  Portfolio Average
  Balance (in millions)           $135      $163             $143       $154

The financial services segment reported pretax earnings of $1.6 million for the third quarter of 1998, compared with $4.5 million for the third quarter of 1997, and $10.1 million for the first nine months of 1998, compared with $11.6 million for the first nine months of 1997.

Revenues and general and administrative expenses for the financial services segment decreased significantly for the three and nine month periods ended September 30, 1998, compared with the same periods of 1997. The decreases were primarily due to the decline in loan servicing operations related to the sale of a majority of the loan servicing portfolio in the first quarter of 1998. Interest expense decreased 24 percent for the three months ended September 30, 1998, compared with 1997, primarily due to a decrease in the warehouse holding period for mortgage loans before they are sold in the secondary market.

Retail operations reported pretax earnings of $.5 million for the third quarter of 1998 compared with $3.4 million for the same period last year. For the first nine months of 1998, retail operations reported pretax earnings of $7.1 million, comparable with the first nine months of 1997. The Company sold the majority of its loan servicing portfolio in the first quarter of 1998 and realized a $6.1 million pretax gain, net of expenses and liabilities related to the sale of servicing. The decline in earnings for the third quarter was primarily due to lower loan servicing income, attributable to the reduction in the portfolio, partially offset by cost reductions. Future earnings from retail operations will be negatively impacted by the sale.

Mortgage origination volume increased 9 percent and 20 percent for the three and nine month periods ended September 30, 1998, respectively, compared with the same periods last year. These increases were attributable to higher closing volume from homebuilder loan originations and higher refinancing activity.

Investment operations reported pretax earnings of $1.0 million for the third quarter of 1998, compared with $1.1 million for the third quarter of 1997. The slight decrease was primarily due to a lower average portfolio balance which resulted in a decline in interest and other income. For the first nine months of 1998, investment earnings were $3.0 million versus $4.5 million for the same period of last year. The decline was primarily attributable to the fact that 1997 revenues and pretax results included $.8 million of other income related to the redemption of certain securities, as well as reduced interest income due to a lower average portfolio balance.

YEAR 2000

The Company's Year 2000 remediation efforts have focused on its key business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). Starting in 1997, the Company initiated a comprehensive review of its business applications to determine their Year 2000 readiness and the adequacy of these systems to meet future business requirements. Out of this effort, a number of systems were identified that were not Year 2000 compliant. In most cases these systems were already in the process of being replaced or upgraded.

As of September 1998, the Company believes that its key homebuilding business systems are Year 2000 capable. No material costs have been incurred to date in achieving Year 2000 readiness for these systems. However, certain systems in the Company's financial services operations and certain data and voice communication systems are in the process of being replaced or upgraded with implementation and testing scheduled for the remainder of calendar year 1998 and early 1999. The additional costs of achieving Year 2000 compliance could aggregate between $1 to $2 million.

The Company is currently assessing other potential Year 2000 issues, including non-information technology systems, and the Company's relationships with vendors, financial institutions and other third parties which are being reviewed to determine the status of their Year 2000 compliance and the potential impact on the Company if they are noncompliant.

Although the Company will continue to monitor the situation, it is possible that the Company or the third parties with whom it has significant relationships will not successfully complete all of their Year 2000 remediation efforts. If this were to occur, the Company could encounter disruptions to its business, but, currently believes it unlikely that such disruptions will have a material adverse effect on its results of operations. The Company could also be impacted by financial market disruption or by Year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters.

The Company has not established a formal Year 2000 contingency plan, but expects to develop one as part of its Year 2000 activities.

FINANCIAL CONDITION AND LIQUIDITY

The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $308.0 million as of September 30, 1998 and as of December 31, 1997. On April 13, 1998, the Company successfully completed the issuance of $100 million of 8.25 percent senior subordinated notes due April 1, 2008. The net proceeds from this issuance were initially used to repay outstanding amounts under the revolving credit facility and to repay short term notes payable. On July 15, 1998, the Company borrowed funds under its revolving credit facility to retire its $100 million, 10.5 percent, senior subordinated notes due 2002 at the stated call price of 103.9 percent of par.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and changes in working capital. This facility, which matures in July 2000, provides for total borrowings of up to $300 million. There were $13.5 million in outstanding borrowings under this facility as of September 30, 1998 and no outstanding borrowings under this facility at December 31, 1997. In addition, the Company had letters of credit outstanding under this facility totaling $33.3 million at September 30, 1998 and $22.3 million at December 31, 1997. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At September 30, 1998, such notes payable outstanding amounted to $.2 million, compared with $2.2 million at December 31, 1997.

Housing inventories increased to $627.9 million as of September 30, 1998, from $554.8 million as of the end of 1997. This represents the normal seasonal increase in sold homes under construction.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. A bank credit facility, which matures on September 1, 2000, provides up to $260 million for mortgage warehouse funding and $30 million for working capital advances. Other borrowing arrangements as of September 30, 1998 included repurchase agreement facilities aggregating $370 million, a $100 million revolving credit facility used to finance investment portfolio securities and a $35 million credit facility to be used for the short-term financing of optional bond redemptions. At September 30, 1998 and December 31, 1997, the combined borrowings of the financial services segment outstanding under all agreements were $212.4 million and $340.6 million, respectively.

Mortgage loans, notes receivable, and mortgage-backed securities held by the limited-purpose subsidiaries are pledged as collateral for the issued bonds, the terms of which provide for the retirement of all bonds from the proceeds of the collateral. The source of cash for the bond payments is cash received from the mortgage loans, notes receivable and mortgage-backed securities.

During the third quarter of 1998, the Board of Directors approved the repurchase of up to one million of the Company's outstanding common shares, from time to time, in the open market or in privately negotiated transactions, subject to market conditions. During the second quarter of 1998, the Company completed a 2.0 million share repurchase program initiated in April 1997.

The Ryland Group, Inc. has not guaranteed the debt of the financial services segment or limited-purpose subsidiaries.

Note: Certain statements in Management's Discussion and Analysis of Results of Operation and Financial Condition may be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, such as the costs of Year 2000 compliance, the completion and profitability of sales reported, the market for homes generally and in areas where the Company operates, the availability and cost of land, changes in economic conditions and interest rates, increases in raw material and labor costs, consumer confidence, government regulation, and general competitive factors, all or each of which may cause actual results to differ materially.



PART II.  OTHER INFORMATION

Item 1.

Pursuant to a Plea Agreement previously entered into by Ryland Mortgage Company ("RMC") with the United States Attorney's Office for the Middle District of Florida to resolve all charges in connection with an indictment previously brought against RMC (The "Indictment"), RMC paid $3.5 million in restitution plus interest, as well as a fine of $4.2 million and admitted responsibility for two charges of impeding the functions of the RTC. The agreement did not have a material adverse effect on the overall financial position of the Company.

As a result of the Indictment, the U.S. Department of Housing and Urban Development ("HUD") previously had indicated that it was considering sanctions against RMC, including possible withdrawal of RMC's right to participate in The Federal House Administration ("FHA") loan program and originate FHA loans. RMC has entered into an agreement with HUD under which it expects to be able to continue to originate loans and participate in the FHA loan program while HUD considers what administrative action, if any, it will take as a result of the resolution of the Indictment. RMC is continuing its dialogue with representatives of HUD to reach agreement on its ability to continue to participate in the FHA loan program. The Company also is exploring alternative arrangements in the event that RMC is not successful in these efforts. Termination of RMC's right to participate in the FHA program could be followed by similar exclusions from the loan programs of other RMC investors. No assurance can be given regarding the results of these ongoing discussions with HUD and its possible impact on RMC and its business.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the overall financial position of the Company.

Page Number
Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits
     11         Earnings Per Share (filed herewith)                 20
     27         Financial Data Schedule  (filed herewith)           21


B.  Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of 1998.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           THE RYLAND GROUP, INC.
                           Registrant



November 16, 1998             By: /s/ Michael D. Mangan
Date                           Michael D. Mangan,
                                Executive Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)





November 16, 1998             By: /s/ Stephen B. Cook
Date                           Stephen B. Cook, Vice President
                                 and Corporate Controller
                                (Principal Accounting Officer)



INDEX OF EXHIBITS

A. Exhibits                                                      Page of
                                                               Sequentially
Exhibit No.                                                   Numbered Pages

   11   Earnings Per Share
         (filed herewith)                                            20
   27   Financial Data Schedule
         (filed herewith)                                            21