Form 10-K
period 1998-12-31
RYLAND GROUP INC
filed 1999-03-10
CIK 85974

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
   [Fee Required]

    For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock of The Ryland Group, Inc., held by non-affiliates of the registrant (14,768,385 shares) as of February 24, 1999, was $384,901,034. The number of shares of common stock of The Ryland Group, Inc., outstanding on February 24, 1999, was 14,844,307.

                                    1

                   DOCUMENTS INCORPORATED BY REFERENCE


Name of Document                                            Location in Report
----------------                                            ------------------
Proxy Statement for 1999 Annual Meeting of Stockholders         Parts I, III

Annual Report to Shareholders for the year ended
December 31, 1998                                               Parts II, IV

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

Registration Statement on Form S-3, Registration 333-03791      Part IV

Form 10-K for the year-ended December 31, 1995                  Part IV

Form 8-K filed July 2, 1996                                     Part IV

Form 10-K for the year-ended December 31, 1996                  Part IV

Form 10-K for the year-ended December 31, 1997                  Part IV

                                        2

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


PART IV.

   Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K...........................................14


SIGNATURES.................................................................19

INDEX OF EXHIBITS..........................................................20

                                      3

                                    PART I
Item 1.  Business.

The Ryland Group, Inc. (the "Company"), is a leading national homebuilder and mortgage-related financial services firm. Established in 1967, the Company builds homes in 21 markets in 14 states and is one of the largest single-family on-site homebuilders in the United States. The Company's homebuilding segment specializes in the sale and construction of single-family attached and detached housing. The financial services segment, whose business is conducted through Ryland Mortgage Company and its subsidiaries (RMC), complements the Company's homebuilding activities by providing various mortgage-related products and services for retail customers including loan origination, title and escrow services.

Homebuilding
------------

Markets
------- The homebuilding segment markets and builds homes that are constructed on-site in three regions which comprise 21 markets across the nation. The three regions are the North (consisting of the Mid-Atlantic and Midwest), South (consisting of the Southeast and Southwest) and West. As of December 31, 1998, the Company operated in the following metropolitan markets:

    Region       Major Markets Served
    ------       --------------------
    North:       Mid-Atlantic:
                 ------------
                 Baltimore, Washington, D.C./Northern Virginia
                 Midwest:
                 -------
                 Chicago, Cincinnati, Indianapolis, Minneapolis
    South:       Southeast:
                 ---------
                 Atlanta, Charlotte, Greenville, Orlando, West Florida
                 Southwest:
                 ---------
                 Austin, San Antonio, Dallas, Houston,
    West:        West:
                 ----
                 Denver, Phoenix, San Diego, Los Angeles,
                 San Jose, Bay Area/Sacramento


The Company markets detached and attached single family homes generally targeted to the entry level, first-and second-time move-up home buyer, as well as the active-adult retirement market through a diverse product line tailored to local styles and preferences in each of its geographic markets. The product line offered in a particular community is determined in conjunction with the land acquisition process, and is dependent upon a number of factors, including consumer preferences, competitive product offerings and the cost of building lots in the community. In 1998, the Company's average closing price for its homes was $185,000.

During the last five years, the Company has substantially updated its product line and over the past year, the Company again introduced many new home designs across the country. The Company generally outsources architectural services to a network of architects to increase creativity and to ensure that its home designs are consistent with local market preferences. In addition, through flexible supply

                                      4

arrangements and construction methods, the Company has significantly improved its ability to quickly bring new home designs to market and modify existing products.

The Company's operations in each of its homebuilding markets may differ based on a number of market-specific factors. These factors include regional economic conditions and job growth, land availability and the local land development process, consumer tastes, competition from other builders of new homes and home resale activity. The Company considers each of these factors when entering into new markets or determining the extent of its operations and capital allocation in existing markets. During 1998, the Company completed the acquisition of The Regency Organization ("Regency"), a privately held homebuilder with operations in Pasco, Hernando and Citrus Counties, Florida, immediately north of the Company's existing Tampa Bay operations. The acquisition afforded the Company the opportunity to gain market share in a rapidly growing area of Florida and an immediate presence in the Florida retirement market.

During the past year, the Company began the process of exiting three of its smaller markets, Delaware Valley, Portland, and Salt Lake, which did not meet its strategic objectives. In addition, several divisions were combined to increase operating efficiencies.

Land Acquisition and Development
-------------------------------- As of December 31, 1998, the Company
operated in approximately 250 communities in 21 metropolitan markets in 14 states. The Company's objective is to control a portfolio of building lots sufficient to meet anticipated homebuilding requirements for a period of two to three years. The land acquisition process is controlled through a formal corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes. The Company's direct land acquisition activities include the bulk purchase of finished building lots from land developers and the purchase of undeveloped, entitled land from various third parties. The Company generally does not purchase unentitled or unzoned land. Option contract agreements are generally limited to finished building lots.

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

As of December 31, 1998, the Company had deposits and letters of credit outstanding of $30.6 million in connection with option and land purchase contracts having a total purchase price of $387.9 million. These options and commitments expire at various dates through 2001.

Materials Costs
--------------- Substantially all materials used in the construction of homes are available from a number of sources, but may fluctuate in price due to
various factors.   To increase purchasing efficiencies, the Company
standardizes certain building materials and products in its homes and may procure such products through national supply contracts. The Company operates a plant in Maryland that produces and ships rough lumber packages and trim materials to building sites in its Baltimore, Maryland and Washington, D.C./Northern Virginia markets. In other markets, the Company may purchase rough lumber packages from outside suppliers where this is determined to be the most cost effective procurement and construction approach.
                                      5

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

Marketing and Customer Service
------------------------------ The Company generally markets it's homes to entry level, first and second-time move-up buyers as well as, active adult retirement market through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stage of a community's development. The Company's homes are sold by employees and independent real estate brokers, generally by showing furnished model homes. The Company reports a new order when a customer's sales contract is approved, and records revenue from a sale at closing. The Company normally commences construction of homes when a customer has selected a lot and floor plan and has received preliminary mortgage approval. However, construction of homes may begin prior to a sale to satisfy market demand for completed homes and to facilitate construction scheduling.

The Company provides each homeowner with a comprehensive one-year warranty at the time of sale and a ten-year warranty covering loss related to structural defects. The Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry.


Financial Services
------------------

The Company repositioned its financial services segment in recent years through a strategy consisting of (1) focusing on retail mortgage loan originations and improving the efficiency of these activities by establishing regional operating centers (2) divesting of non-core assets and lines of business, (3) leveraging its affiliation with the Company's homebuilding segment to increase its capture rate for builder loans and (4) reaching mortgage customers directly at the point of sale through the use of technology. In the first quarter of 1998, the Company sold the majority of its loan servicing portfolio. Future earnings from retail operations will be negatively impacted by the sale. Operations of the financial services segment include retail loan origination, loan servicing, title, escrow, homeowners insurance and investment activities.

Retail Operations

Loan Origination
---------------- In 1998, the Company's mortgage origination operations consisted of both builder loans, which are originated in connection with the sale of the Company's homes, and spot loans, which are unrelated to the financing of homes built by the Company. During 1998, RMC originated 8,412 loans totaling approximately $1.2 billion of which 70 percent were for purchases of homes built by the Company and 30 percent were for purchases of homes built by others, purchases of existing homes, or for the refinancing of existing mortgage loans. The Company has increased its focus on the Company's homebuilder loan production by deploying loan officers directly in the Company's homebuilding communities and by utilizing traffic and prospect information generated by the Company's homebuilding sales and marketing staff. RMC's capture rate of the Company's homebuilding segment customers was 70 percent in 1998.

The Company arranges various types of mortgage financing including conventional, Federal Housing Administration (FHA) and Veterans Administration
(VA) mortgages with various fixed-and adjustable-rate features.  The
Company's mortgage operations are approved by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA).

Loan Servicing
-------------- The repositioning of the financial services segment in recent years led to the sale of the majority of its loan servicing portfolio in the first quarter of 1998. As a result, the Company primarily services loans that it originates for only a short period of time prior to the sale of servicing rights in the secondary market on a monthly or quarterly basis. As of December 31, 1998, the Company's loan servicing portfolio was $301 million. Future earnings of the financial services segment will be negatively impacted due to reductions in loan servicing income attributable to the aforementioned sale.

Title and Escrow Services
------------------------- Cornerstone Title Company, a wholly owned subsidiary, provides title services primarily to the Company's customers. As of December 31, 1998, Cornerstone had offices in Colorado, Delaware, Florida, Illinois, Maryland, New Jersey, Ohio, Texas and Virginia. The Company also operates an escrow Company in California that performs escrow and loan closing functions primarily on homes built by the Company. During 1998, Cornerstone Title Company captured 96% of the title and escrow business related to settlement of the Company's homes in those markets in which it operates.

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

Inventory risk can be substantial for homebuilders. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market and economic conditions. In addition, inventory carrying costs can be significant and can result in losses in poorly performing projects or markets. The Company must, in the ordinary course of its business, continuously seek and make acquisitions of land for expansion into new markets as well as for replacement and expansion of land inventory within its current markets. Although the Company employs various measures including the land approval process, and continued review by senior management designed to manage inventory risks, there can be no assurance that such measures will be successful.


Competition
-----------
The residential housing industry is highly competitive, and the Company competes in each of its markets with a large number of national, regional and local homebuilding companies. Some of these companies are larger than the Company and have greater financial resources. In addition, the increase in the availability of capital and financing in recent years has made it easier for both large and small homebuilders to expand and enter new markets and has increased competition. The Company also competes with other housing alternatives including existing homes and rental housing. Principal competitive factors in homebuilding are home price, design, quality, reputation, relationship with developers, accessibility of subcontractors, availability and location of lots and availability of customer financing.

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

The Company's financial services segment is subject to the rules and regulations of HUD, FHA, VA, FNMA, FHLMC, and GNMA ("regulatory agencies") with respect to originating, processing, selling and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, the Company is required to submit to the regulatory agencies audited financial statements annually, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the regulatory agencies at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-

Lending Act and Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.


Employees
---------

At December 31, 1998, the Company employed 2,119 people. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Item 2.    Properties.

The Company leases office space for its corporate headquarters in Columbia, Maryland. In addition, the Company leases office space in the various markets in which it operates. The Company operates a building component plant in New Windsor, Maryland.

Item 3.    Legal Proceedings.

Contingent liabilities may arise from the obligations incurred in the ordinary course of business, or from the usual obligations of on-site housing producers for the completion of contracts.

On July 31, 1998, Ryland Mortgage Company ("RMC") entered into a Plea Agreement with the United States Attorney's Office for the Middle District of Florida to resolve all charges in connection with an indictment previously brought against RMC (the "Indictment"). The Indictment concerns actions in 1993 related to two of RMC's loan servicing contracts with the Resolution Trust Corporation ("RTC"). Under the terms of the Plea Agreement, RMC paid $3.5 million in restitution plus interest, as well as a fine of $4.2 million and admitted responsibility for two charges of impeding the function of the RTC.

As a result of the Indictment, the U.S. Department of Housing and Urban Development ("HUD") previously had indicated that it was considering sanctions against RMC, including possible withdrawal of RMC's right to participate in the Federal Housing Administration ("FHA") loan program and originate FHA loans. RMC previously entered into an agreement with HUD under which it was allowed to originate loans and participate in the FHA loan program while HUD considers what administrative action, if any, it will take as a result of the resolution of the Indictment as RMC seeks to reach agreement on its ability to continue to participate in the FHA loan program with representatives of HUD. The Company also is exploring alternative arrangements in the event that RMC is not successful in these efforts. Termination of RMC's right to participate could be followed by similar exclusions from the loan programs of other RMC investors. No assurance can be given regarding the results of these ongoing discussions with HUD and its possible impact on RMC and its business.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

Separate Item:  Executive Officers of the Registrant

    Name             Age    Position (date elected to position)
                            Prior Business Experience
---------------------------------------------------------------------------

R.  Chad Dreier     51    Chairman of the Board of Directors (1994), President
                          and Chief Executive Officer of the Company (1993).

Michael D. Mangan   42    Executive Vice President and Chief Financial Officer
                          of the Company (1994). Executive Vice President and
                          Group Chief Financial Officer of GMAC Mortgage
                          Corporation (1991-1994).

John M. Garrity     52    Senior Vice President of the Company (1995),
                          President of the South Region of Ryland Homes
                          (1996), President of the Southeast Region of Ryland
                          Homes (1994-1996). Division General Manager of Arvida
                          Homes (1992-1994).

Timothy J. Geckle   46    Senior Vice President, General Counsel and Secretary
                          of the Company (1997).  Vice President, Deputy
                          General Counsel (1995-1996).  Corporate Counsel
                          (1991-1995).

Edward W. Gold      41    Senior Vice President, Human Resources of the Company
                          (1996).  Vice President, Human Resources, United
                          States Fidelity & Guaranty Company (1991-1996).

Frank J. Scardina   50    Senior Vice President of the Company (1994),
                          President of West Region of Ryland Homes (1996),
                          President of California Region of Ryland Homes
                          (1994-1996).

Daniel G. Schreiner 41    Senior Vice President of the Company (1999),
                          President, Ryland Mortgage Company (1998).
                          President, Kaufman and Broad Mortgage Company
                          (1991-1998).

Kipling W. Scott    44    Senior Vice President of the Company (1995),
                          President of the North Region of Ryland Homes
                          (1997), President of Midwest Region of Ryland Homes
                          (1994-1997).

All officers are elected by the board of directors.

There are no family relationships, arrangements or understandings pursuant to which any of the officers listed were elected. For a description of employment and severance arrangements with certain executive officers of the Company, see page 9 of the Proxy Statement for the 1999 Annual Meeting of Stockholders.

PART II



Item 5.    Market for the Company's Common Stock and Related Stockholder
           Matters.

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices and Dividends" appearing on page 45 of the Annual Report to Shareholders for the year ended December 31, 1998.


Item 6.    Selected Financial Data.

The information required by this item is incorporated by reference from the section entitled "Selected Financial Data" appearing on page 19 of the Annual Report to Shareholders for the year ended December 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 20 through 24 of the Annual Report to Shareholders for the year ended December 31, 1998.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition", Market Risk Summary, appearing on page 24 of the Annual Report to Shareholders for the year ended December 31, 1998.


Item 8.    Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference from the information appearing on pages 25 through 42 and from the section entitled "Quarterly Financial Data and Common Stock Prices and Dividends" appearing on page 45 of the Annual Report to Shareholders for the year ended December 31, 1998.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal years ended December 31, 1998 and 1997, there were no disagreements between the Company and its accountants on any matter of accounting principle or financial statement disclosure.

PART III



Item 10.   Directors and Executive Officers of the Registrant.

Information as to the Company's Directors is incorporated by reference from pages 2 and 4 of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders. Information as to the Company's executive officers is shown under Part I as a separate item.


Item 11.   Executive Compensation.

The information required by this item is incorporated by reference from pages 5 through 10 of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference from page 3 of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.


Item 13.   Certain Relationships and Related Transactions.

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this Item.

PART IV



Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.


(a)  1.  Financial Statements.

         The following consolidated financial statements of The Ryland Group, Inc., and Subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

         Consolidated Statements of Earnings - years ended December 31, 1998, 1997, and 1996.

         Consolidated Balance Sheets - December 31, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity - years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows - years ended December 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements.


(a)  2.  Financial Statement Schedules. (filed herewith)            Page No.

         Schedule II - Valuation and Qualifying Accounts.............. 18

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

    4.4 Senior Subordinated Notes dated as of November 4, 1993. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 33-48071)

    4.5 Indenture dated as of June 28, 1996, between The Ryland Group, Inc., and Chemical Bank, as Trustee.
             (Incorporated by reference from Form 8-K filed July 2, 1996)

    4.6 Senior Notes dated as of June 10, 1996. (Incorporated by reference from Registration Statement on Form S-3,
             Registration No. 333-03791)

    4.7 Senior Subordinated Notes dated as of April 13, 1998. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 33-50933 and 333-03791).

    10.1 Lease Agreement between Seventy Corporate Center Limited Partnership and The Ryland Group, Inc., dated April 17, 1990. (Incorporated by reference from Form 10-K for the year ended December 31, 1990)

    10.2 *   1992 Equity Incentive Plan of The Ryland Group, Inc.
             (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

    10.3 * 1992 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1994)

    10.4 Restated Credit Agreement dated as of July 21, 1995, between The Ryland Group, Inc., and certain banks. (Incorporated by reference from Form 10-K for the year ended December 31, 1995)

    10.5 Second Amended and Restated Credit Agreement dated as of June 24, 1997, between The Ryland Group, Inc., and certain banks. (Incorporated by reference from Form 10-K for the year ended December 31, 1997)

(a) 3.  Exhibits, continued

Exhibit No.
----------

    10.6 Restated Loan and Security Agreement dated as of June 16, 1995, between Ryland Mortgage Company; Associates Mortgage Funding Corporation; BankOne, Texas, N.A.; and certain lenders. (Incorporated by reference from Form 10-K for the year ended December 31, 1995)

    10.7 First Amendment to Restated Loan and Security Agreement dated as of June 3, 1996, between Ryland Mortgage Company, Associate Mortgage Funding Corporation, BankOne, Texas, N.A., and certain lenders. (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

    10.8 Second Amendment to Restated Loan and Security Agreement dated as of June 23, 1997, between Ryland Mortgage Company, Associate Mortgage Funding Corporation, BankOne, Texas, N.A., and certain lenders. (Incorporated by reference from Form 10-K for the year-ended December 31, 1997)

    10.9 Third Amendment to Restated Loan and Security Agreement dated as of December 31, 1997, between Ryland Mortgage Company, Associate Mortgage Funding Corporation, BankOne, Texas, N.A., and certain lenders. (Incorporated by reference from Form 10-K for the year-ended December 31, 1997)

    10.10 *  Employment Agreement dated as of January 28, 1997, between
             R. Chad Dreier and The Ryland Group, Inc. (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

    10.11 * Employment Agreement dated as of September 18, 1995 between Michael D. Mangan and The Ryland Group, Inc. as amended and restated as of January 28, 1997. (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

    10.12 * Senior Executive Severance Agreement dated as of January 28, 1997, between the executive officers of the Company and The Ryland Group, Inc. (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

    10.13 * Amendment and Restatement of the Executive and Director Deferred Compensation Plan, as of March 1, 1997 between The Ryland Group, Inc. and certain of its executive employees and Directors. (Incorporated by reference from Form 10-K for the year ended December 31, 1997)

    10.14* Amendment No. 1 to the Executive and Director Deferred Compensation Plan effective January 1, 1998. (Incorporated by reference from Form 10-K for the year ended December 31, 1997)

    10.15* Non-Employee Directors' Stock Unit Plan between The Ryland Group, Inc. and the Board of Directors, effective January 1, 1998. (Incorporated by reference from Form 10-K for the year ended December 31, 1997)

    11       Computation of Per Share Earnings.
             (Filed herewith)

    13       Annual Report to Shareholders for the year ended December
             31, 1998.
             (Filed herewith)

(a) 3.   Exhibits, continued

Exhibit No.
----------

    21       Subsidiaries of the Registrant.
             (Filed herewith)

    23       Consent of Ernst & Young LLP, Independent Auditors.
             (Filed herewith)

    24       Power of Attorney.
             (Filed herewith)

    27.      Financial Data Schedule.
             (Filed herewith)

* Executive Compensation Plan or Arrangement


(b)  There were no reports on Form 8-K filed in the fourth quarter of 1998.

The Ryland Group, Inc. and Subsidiaries
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   (dollar amounts in thousands)

             Balance at   Charged to   Charged      Deductions    Balance at
             Beginning     Costs and   to Other         and         End of
Description  of Period     Expenses    Accounts      Transfers    Period (1)

Valuation allowance:
Homebuilding inventories

1998         $2,967        $4,188       $  0         $  (922)      $ 6,233
1997          3,052           580          0            (665)        2,967
1996          8,303             0          0          (5,251)        3,052

Valuation allowance:
Investment in and advances
to joint ventures

1998        $    0        $1,000       $   0        $      0       $1,000
1997         6,500             0           0          (6,500)           0
1996         7,933             0           0          (1,433)       6,500


(1) Balances as of December 31, 1998, 1997 and 1996, represent valuation allowances for assets to be disposed of.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.


By:         /s/ R. Chad Dreier                              March 10, 1999
            R. Chad Dreier, Chairman of the Board,
            President, and Chief Executive Officer
            (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Principal Executive Officer:


/s/ R. Chad Dreier                                          March 10, 1999
R. Chad Dreier
Chief Executive Officer



Principal Financial Officer:


/s/ Michael D. Mangan                                       March 10, 1999
Michael D. Mangan
Chief Financial Officer



Principal Accounting Officer:


/s/ David L. Fristoe                                        March 10, 1999
David L. Fristoe
Chief Accounting Officer

Majority of the Board of Directors: James A. Flick, Jr.; R. Chad Dreier; Robert J. Gaw; Leonard M. Harlan; William L. Jews; William G. Kagler; Charlotte St. Martin; Leslie M. Frecon; John O. Wilson.



By:       /s/ Michael D. Mangan                             March 10, 1999
          Michael D. Mangan
          As Attorney-in-Fact

                                                                Page Of
                                                              Sequentially
                                                             Numbered Pages
                                                             --------------
                          INDEX OF EXHIBITS

  11   Computation of Per Share Earnings                            21

  13   Annual Report to Shareholders for the year ended
       December 31, 1998                                          22 - 55

  21   Subsidiaries of the Registrant                               56

  23   Consent of Ernst & Young LLP, Independent Auditors           57

  24   Power of Attorney                                            58

  27   Financial Data Schedule                                      59




