Form 10-Q
period 1999-03-31
RYLAND GROUP INC
filed 1999-05-14
CIK 85974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999
                               --------------

                               or

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from             to            .
                               -----------    -----------

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on May 6,1999 was 14,812,322.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                  Page Number(s)
                                                                  --------------

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at March 31, 1999
             (unaudited) and December 31, 1998                          1-2

            Consolidated Statements of Earnings for the
              three months ended March 31,1999 and 1998
              (unaudited)                                               3

            Consolidated Statements of Cash Flows for the
             three months ended March 31, 1999 and 1998
              (unaudited)                                               4

            Notes to Consolidated Financial Statements (unaudited)      5-7

  Item 2.   Management's Discussion and Analysis of Results of
              Operation and Financial Condition                         8-12

  Item 3.   Quantitative and Qualitative Disclosures about
              Market Risk                                               13

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                           14

  Item 6.   Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                              15

INDEX OF EXHIBITS                                                       16

PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

                                                    March 31,      December 31,
                                                      1999             1998
                                                  -----------      -----------
                                                      (unaudited)
ASSETS

  Homebuilding:
    Cash and cash equivalents                      $   49,114       $   48,100
    Housing inventories:
       Homes under construction                       403,402          373,012
       Land under development and
        improved lots                                 281,706          268,750
                                                   ----------       ----------
       Total inventories                              685,108          641,762

    Property, plant and equipment                      28,711           26,818
    Purchase price in excess of net
     assets acquired                                   23,032           23,473
    Other assets                                       43,606           38,515
                                                   ----------       ----------

                                                      829,571          778,668
                                                   ----------       ----------


  Financial Services:
    Cash and cash equivalents                             658            1,684
    Mortgage loans held-for-sale                      112,891          158,611
    Mortgage-backed securities and
     notes receivable                                 102,447          111,654
    Other assets                                       12,704           14,734
                                                   ----------       ----------

                                                      228,700          286,683
                                                   ----------       ----------


  Other Assets:
    Collateral for bonds payable of
       limited-purpose subsidiaries                    86,509           92,403
    Net deferred taxes                                 30,732           31,384
    Other                                              30,406           26,260
                                                   ----------       ----------

      Total assets                                 $1,205,918       $1,215,398
                                                   ----------       ----------

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                    March 31,      December 31,
                                                      1999            1998
                                                  -----------     ------------
                                                  (unaudited)
LIABILITIES

  Homebuilding:
    Accounts payable and other liabilities         $  152,675       $  173,370
    Long-term debt                                    367,591          308,152
                                                   ----------       ----------

                                                      520,266          481,522
                                                   ----------       ----------

  Financial Services:
    Accounts payable and other liabilities             14,418           16,473
    Short-term notes payable                          174,815          223,058
                                                   ----------       ----------

                                                      189,233          239,531
                                                   ----------       ----------

  Other Liabilities:
    Bonds payable of limited-purpose
       subsidiaries                                    82,526           87,980
    Other                                              56,189           60,082
                                                   ----------       ----------

      Total liabilities                               848,214          869,115
                                                   ----------       ----------


STOCKHOLDERS' EQUITY

    Convertible preferred stock, $1 par value:
      Authorized - 1,400,000 shares
      Issued - 404,141 shares
      (416,744 for 1998)                                  404              417
    Common stock, $1 par value:
      Authorized - 78,600,000 shares
      Issued - 14,878,586 shares
      (14,751,753 for 1998)                            14,879           14,752
    Paid-in capital                                    95,443           93,193
    Retained earnings                                 245,215          236,011
    Accumulated other comprehensive income              1,763            1,910
                                                   ----------       ----------

      Total stockholders' equity                      357,704          346,283
                                                   ----------       ----------
      Total liabilities and
       stockholders' equity                        $1,205,918       $1,215,398
                                                   ----------       ----------


Stockholders' equity per common share              $    23.41       $    22.83
                                                   ----------       ----------

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(amounts in thousands, except share data)

                                                   Three months ended March 31,
                                                      1999             1998
                                                   ----------       ----------

 Revenues:

   Homebuilding:
     Residential revenue                           $   387,260     $   308,000
     Other revenue                                       4,054           3,539
                                                   -----------     -----------
   Total homebuilding revenue                          391,314         311,539
   Financial services                                   10,588          21,682
   Limited-purpose subsidiaries                          2,137           3,084
                                                   -----------     -----------

     Total revenue                                     404,039         336,305
                                                   -----------     -----------

 Expenses:

   Homebuilding:
     Cost of sales                                     327,490         269,182
     Selling, general and administrative                42,406          33,944
     Interest                                            2,609           4,560
                                                   -----------     -----------

     Total homebuilding expenses                       372,505         307,686

   Financial services:
     General and administrative                          5,916           9,767
     Interest                                            2,453           4,601
                                                   -----------     -----------

     Total financial services expenses                   8,369          14,368

   Limited-purpose subsidiaries expenses                 2,137           3,084

   Corporate expenses                                    4,159           3,350
                                                   -----------     -----------

   Total expenses                                      387,170         328,488

 Earnings before taxes                                  16,869           7,817

 Tax expense                                             6,748           3,127
                                                   -----------     -----------

 Net earnings                                      $    10,121     $     4,690
                                                   -----------     -----------


Net earnings per common share:
       Basic                                       $      0.67     $      0.30
       Diluted                                     $      0.65     $      0.29

 Average common shares outstanding:
       Basic                                        14,810,457      14,713,171
       Diluted                                      15,669,174      15,245,489


See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(amounts in thousands)                              Three months ended March 31,
                                                            1999       1998
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                            $ 10,121    $  4,690
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                           6,232       5,460
     (Increase) in inventories                             (43,346)    (13,164)
     Net change in other assets, payables
      and other liabilities                                (29,698)    (14,574)
     Equity in losses of / distributions from
      unconsolidated joint ventures                         (1,185)       (505)
     Decrease in mortgage loans held-for-sale               45,720      17,853
                                                          --------    --------
  Net cash (used for) operating activities                 (12,156)       (240)
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net additions to property, plant and equipment            (9,412)     (3,960)
  Principal reduction of mortgage collateral                 9,188       8,551
  Principal reduction of mortgage-backed
   securities - available-for-sale                           3,757       5,153
  Principal reduction of mortgage-backed
   securities - held-to-maturity                             4,551       3,797
  Other investing activities, net                           (2,962)      5,008
                                                          --------    --------

  Net cash provided by investing activities                  5,122      18,549
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash proceeds of long-term debt                           59,498      10,000
  Reduction of long-term debt                                  (60)     (1,222)
  (Decrease) in short-term notes payable                   (48,243)    (12,266)
  Bond principal payments                                   (5,765)    (19,733)
  Common and preferred stock dividends                        (820)       (859)
  Other financing activities, net                            2,412       6,904
                                                          --------    --------

  Net cash provided by (used for) financing activities       7,022     (17,176)
                                                          --------    --------

  Net (decrease) increase in cash and cash equivalents         (12)      1,133
  Cash and cash equivalents at beginning of period          49,784      36,131
                                                          --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 49,772    $ 37,264
                                                          --------    --------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest (net of capitalized interest)    $  5,618    $ 12,949
  Cash paid for income taxes (net of refunds)             $  7,404    $  5,124

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

The consolidated balance sheet as of March 31, 1999, the consolidated statements of earnings for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1998 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1999 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1998 annual report to shareholders.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

Assets  presented  in  the  financial   statements  are  net  of  any  valuation
allowances.


The following table is a summary of capitalized interest:

                                                  1999            1998
                                                --------        --------
Capitalized interest as of January 1,           $ 21,600        $ 23,644
Interest capitalized                               6,029           4,350
Interest amortized to cost of sales               (3,999)         (4,148)
                                                --------        --------
Capitalized interest as of March 31,            $ 23,630        $ 23,846

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2. New Accounting Pronouncements

FASB 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting procedures for hedges that will effect the timing of recognition and the manner in which hedging gains and losses are recognized in the Company's financial statements. The Company has not completed its evaluation of this new Statement; however, management does not anticipate that the adoption of the Statement will have a material impact on the Company's earnings or financial position. The Company currently expects to adopt this Statement beginning on January 1, 2000.

Note 3. Segment Information

Operations of the Company consist of two business segments: homebuilding and financial services. The Company's homebuilding segment constructs and sells single-family attached and detached homes in 21 markets. The financial services segment provides mortgage-related products and services for retail customers and conducts investment activities. Corporate expenses represent the costs of corporate functions, which support the business segments.

                                              Three months ended March 31,
                                                1999              1998
                                              --------          --------
Pretax earnings:
     Homebuilding                             $ 18,809          $  3,853
     Financial services                          2,219             7,314
     Corporate and other                        (4,159)           (3,350)
                                              --------          --------
     Total                                    $ 16,869          $  7,817
                                              ========          ========

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)


Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share. The assumed conversion of preferred stock was dilutive for the three months ended March 31, 1999. For the three month ended March 31, 1998, the conversion of preferred stock was not assumed due to an anti-dilutive effect.

                                                    Three months ended March 31,
                                                         1999         1998
                                                       --------     --------
Numerator:
      Net earnings                                     $ 10,121     $  4,690
      Preferred stock dividends                            (223)        (271)
                                                       --------     --------
      Numerator for basic earnings per share -
         income available to common stockholders       $  9,898     $  4,419

      Effect of dilutive securities:
         Preferred stock dividends                          223            0
      Numerator for diluted earnings per share -
         income available to common stockholders
         after assumed conversion                      $ 10,121     $  4,419


Denominator:
      Denominator for basic earnings per share -
         weighted-average shares                     14,810,457   14,713,171
      Effect of dilutive securities:
         Stock options                                  311,226      421,674
         Conversion of Preferred Shares                 410,443            0
          Other equity incentives                       137,048      110,644
                                                       --------     --------
      Dilutive potential common share                   858,717      532,318

      Denominator for diluted earnings per share -
         adjusted weighted average shares and
         assumed conversions                         15,669,174   15,245,489

      Basic earnings per share                         $   0.67     $   0.30
      Dilutive earnings per share                      $   0.65     $   0.29


Note 5.  Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings of this document for updated information regarding the Company's Commitments and Contingencies.


Note 6. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities and totaled $10.3 million and $4.5 million for the three months ended March 31, 1999 and 1998, respectively.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the first quarter of 1999, the Company reported consolidated net earnings from operations of $10.1 million, or $.67 per share ($.65 per share diluted). This compares with consolidated net earnings of $4.7 million, or $.30 per share ($.29 per share diluted)for the first quarter 1998.

The homebuilding segment reported pretax earnings of $18.8 million for the first quarter of 1999, compared with pretax earnings of $3.9 million for the first quarter 1998. Homebuilding results in the first quarter increased over last year primarily due to improved gross profit margins and higher closing volume, combined with lower interest expense. Pretax homebuilding margins reached 4.8 percent in the first quarter versus 1.2 percent for the first quarter of 1998.

The financial services segment reported operating pretax earnings of $2.2 million for the first quarter of 1999, compared with $1.2 million for the same period in 1998. For the first quarter of 1998, the financial services segment reported total pretax earnings of $7.3 million which included a $6.1 gain on the bulk sale of servicing rights. The increase over the prior year was attributable to higher capture rates of the mortgages from the Company's homebuilding segment, increased profitability per loan and overhead reduction initiatives.

Corporate expenses represent the cost of corporate functions, which support the business segments. Corporate expenses of $4.2 million for the first quarter of 1999, were up $.8 million from the prior year levels primarily due to increases in incentive compensation attributable to the higher earnings levels.

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

HOMEBUILDING SEGMENT

Results of operations of the homebuilding segment are summarized as follows (amounts in thousands, except average closing price):

                                   Three months ended March 31,
                                        1999         1998
                                        ----         ----

Revenues:
      Home sales                       $387,260   $308,000
      Land sales                          4,054      3,539
                                       --------   --------
      Total                             391,314    311,539

Gross profit                             63,824     42,357
Selling, general and
 administrative expenses                 42,406     33,944
Interest expense                          2,609      4,560
                                       --------   --------

Homebuilding pretax earnings           $ 18,809   $  3,853
                                       ========   ========

Operational Unit Data:
New orders (units)            2,980      2,631
Closings   (units)            2,045      1,694
Outstanding contracts at
  March 31:
  Units                       4,387      3,749
  Dollar value             $809,812   $679,512

Average closing price      $189,000   $182,000



Homebuilding revenues increased 25 percent for the first quarter of 1999, compared with the same period last year, due to a 21 percent increase in closings and a 4 percent increase in average closing price.

Gross profit margins from home sales averaged 16.5 percent for the first quarter of 1999, a 270 basis point increase from the 13.8 percent for the first quarter of 1998. The improvement was primarily due to increased closings in new communities, where the Company's strategic initiatives have resulted in substantially improved gross profit margins.

New orders increased 13 percent from the first quarter of last year to 2,980 homes. Sales per community were up 18 percent reflecting fewer active communities compared to first quarter of 1998. Outstanding contracts as of March 31, 1999 were 4,387 compared with 3,749 at March 31, 1998 and 3,452 at December 31, 1998. Outstanding contracts represent the Company's backlog of sold, but not closed homes, which generally are built and closed, subject to cancellation, over the next two quarters. The value of outstanding contracts at March 31, 1999 was $810 million, an increase of 19 percent from March 31, 1998 and an increase of 24 percent from December 31, 1998.

Selling, general and administrative expenses as a percentage of revenues decreased slightly to 10.8 percent for the first quarter of 1999 compared with
10.9 percent for the same period of 1998. Interest expense declined by $2 million in the first quarter versus 1998 due to a lower cost of funds and an increase in the amount of interest capitalized due to an increase in land under development.

FINANCIAL SERVICES
Results of operations of the Company's financial services segment are summarized as follows (amounts in thousands):

                                 Three months ended March 31,
                                       1999         1998
                                       ----         ----

Retail revenues:
Interest and
  net origination fees               $ 1,547      $ 2,106
Gains on sales of mortgages
  and servicing rights                 3,934        9,048
Loan servicing                           424        4,716
Title/escrow                           2,032        1,991
                                     -------      -------
  Total retail revenues                7,937       17,861

Revenues from investment
 operations                            2,651        3,821
                                     -------      -------
 Total revenues                      $10,588      $21,682

Expenses:
   General and administrative          5,916        9,767
   Interest                            2,453        4,601
                                     -------      -------
Total expenses                         8,369       14,368
                                     -------      -------
 Pretax earnings                     $ 2,219      $ 7,314
                                     =======      =======

Pretax earnings by line of business were as follows (amounts in thousands):

                                   Three months ended March 31,
                                        1999        1998
                                        ----        ----
Retail                                 $1,489      $6,269
Investments                               730       1,045
                                       ------      ------
  Total                                $2,219      $7,314
                                       ======      ======


OPERATIONAL DATA:                  Three months ended March 31,
                                        1999       1998
                                        ----       ----
Retail operations:
  Originations                         1,552      1,833
  Percent of Ryland Homes closings       81%        59%
  Ryland Homes capture rate              68%        65%

Investment operations:
  Portfolio average
  balance (in millions)               $107.7     $153.9

Revenues and general and administrative expenses for the financial services segment decreased significantly for the three month period ended March 31, 1999, compared with the same period of 1998. The decreases were primarily due to the decline in the loan servicing operations related to the sale of a majority of the loan servicing portfolio in the first quarter of 1998, and overhead reduction initiatives. Interest expense decreased 47 percent for the three month ended March 31, 1999, compared with 1998, due in part to a decrease in the warehouse holding period for mortgage loans before they were sold in the secondary market.

Retail operations include residential mortgage origination, loan servicing, title, escrow and homeowners insurance services for retail customers. Retail operations reported pretax earnings of $1.5 million for the first quarter of 1999, compared with $6.3 million for the same period last year. The Company sold the majority of its loan servicing portfolio in the first quarter of 1998 and realized a $6.1 million pretax gain, net of expenses and liabilities related to the sale of servicing.

Mortgage origination volume decreased by 15 percent for the three month period ended March 31, 1999, compared with the same period last year primarily due to a decrease in refinancing activity partially offset by higher closing volume from homebuilder loan originations.

Investment operations hold certain assets, primarily mortgage-backed securities which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings from investment operations were $.7 million for the first quarter, compared with $1 million in the prior year. The decrease was primarily due to a lower average portfolio balance which resulted in a decline in interest and other income.

YEAR 2000

The Company's Year 2000 remediation efforts have focused on its key business computer applications representing those systems that the Company is dependent upon for the conduct of day-to-day business operations. Starting in 1997, the Company initiated a comprehensive review of its business applications to determine their Year 2000 readiness and the adequacy of these systems to meet future business requirements. Out of this effort, a number of systems were identified that were not Year 2000 compliant. In most cases these systems were already in the process of being replaced or upgraded.

As of March 1999, the Company believes that its key homebuilding business systems are Year 2000 compliant. However, certain data, voice communication and financial service's systems are in the process of being replaced or upgraded. Some implementation and testing procedures were completed in 1998 and the remainder are scheduled for completion in mid-1999. The costs of achieving Year 2000 compliance could aggregate between $1 to $2 million.

The Company is currently assessing other potential Year 2000 issues, including non-information technology systems. The Company's relationships with vendors, financial institutions and other third parties are being reviewed to determine the status of their Year 2000 compliance and the impact their potential noncompliance could have on the Company. The Company has no means of ensuring that its third party service providers will be Year 2000 ready. In the event that they are not ready on a timely basis, the Company will seek alternative sources for goods and services, where practicable. The Company is in the process of developing a Year 2000 contingency plan.

Although the Company will continue to monitor the situation, it is possible that the Company or the third parties with whom it has significant relationships will not successfully complete all of their Year 2000 remediation efforts. If this were to occur, the Company could encounter disruptions to its business, but, currently believes it unlikely that such disruptions will have a material adverse effect on its financial results or results of operations. The Company could also be impacted by financial market disruption or by Year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters.


FINANCIAL CONDITION AND LIQUIDITY

The Company generally provides for the cash requirements of the homebuilding and financial services businesses from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $308 million as of March 31, 1999 and December 31, 1998.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. This facility, which matures in July 2000, provides for total borrowings of up to $300 million. There were $58 million in outstanding borrowings under this facility as of March 31, 1999 and no outstanding borrowings at December 31, 1998. The Company had letters of credit outstanding under this facility totaling $32 million at March 31, 1999 and $34 million at December 31, 1998. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At March 31, 1999, such notes payable outstanding amounted to $1.6 million, compared with no outstanding notes payable at December 31, 1998.

Housing inventories increased to $685 million as of March 31, 1999, from $642 million as of December 31, 1998. The increase reflects higher sold inventory related to the significant increase in backlog. The increase in inventory was funded with internally generated funds and borrowing under the revolving credit facility.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. A bank credit facility, which matures on June 1, 2000, provides up to $260 million for mortgage warehouse funding and $30 million for working capital advances. Currently, the financial services segment is in the process of negotiating a renewal of its three year bank credit facility which will provide up to $200 million for mortgage warehouse funding. This facility will replace the bank credit facility which matures on June 1, 2000. Other borrowing arrangements as of March 31, 1999 included repurchase agreement facilities aggregating $370 million, and a $100 million revolving credit facility used to finance investment portfolio securities. At March 31, 1999 and December 31, 1998, the combined borrowings of the financial services segment outstanding under all agreements were $175 million and $223 million, respectively.

Mortgage loans, notes receivable, and mortgage-backed securities held by the limited-purpose subsidiaries are pledged as collateral for the issued bonds, the terms of which provide for the retirement of all bonds from the proceeds of the collateral. The source of cash for the bond payments is cash received from the mortgage loans, notes receivable and mortgage-backed securities.

The Company has not guaranteed the debt of the financial services segment or limited-purpose subsidiaries.

As of December 31, 1998, the Company had Board authorization to repurchase up to 958,400 shares of its common stock. During 1999 to date the Company repurchased approximately 77,000 shares of its outstanding common stock at a cost of approximately $1.8 million. The Company repurchase program has been funded through internally generated funds.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk from December 31, 1998. For information regarding the Company's market risk, refer to Form 10-K for the fiscal year ended December 31, 1998 of The Ryland Group, Inc.

PART II.  OTHER INFORMATION

Item 1.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the overall financial position of the Company. With regard to the previously disclosed potential sanctions by the U.S. Department of Housing and Urban Development ("HUD") against Ryland Mortgage Corporation, this matter was resolved without further action being taken.

                                                                    Page Number
                                                                    -----------
Item 6.   Exhibits and Reports on Form 8-K

  A. Exhibits
      27       Financial Data Schedule  (filed herewith)                 17


  B. Reports on Form 8-K.

  No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE RYLAND GROUP, INC.
                             (Registrant)



May 13, 1999                By: /s/ Michael D. Mangan
Date                            ---------------------
                                Michael D. Mangan,
                                Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial Officer)





May 13, 1999                By: /s/ David L. Fristoe
Date                            --------------------
                                David L. Fristoe, Vice President
                                and Corporate Controller
                                (Principal Accounting Officer)

                                INDEX OF EXHIBITS

A. Exhibits                                                      Page of
                                                               Sequentially
Exhibit No.                                                   Numbered Pages
-----------                                                   --------------

  27         Financial Data Schedule
             (filed herewith)                                        17