Form 10-Q
period 1999-06-30
RYLAND GROUP INC
filed 1999-08-12
CIK 85974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

                               or

[ ]   Transition Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the transition period from__________________to___________________.

                        Commission File Number: 1-8029


                            THE RYLAND GROUP, INC.
            (Exact name of registrant as specified in its charter)

        Maryland                                   52-0849948
(State of incorporation)              (I.R.S. employer identification no.)


                          11000 Broken Land Parkway,
                           Columbia, Maryland 21044
                                (410) 715-7000
        (Address and telephone number of principal executive offices)


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

The number of shares of common stock of The Ryland Group, Inc., outstanding on August 3, 1999 was 14,910,355.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                Page Number(s)

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at June 30, 1999
             (unaudited) and December 31, 1998                          1-2

            Consolidated Statements of Earnings for the
              three and six months ended June 30,1999 and 1998
              (unaudited)                                               3

            Consolidated Statements of Cash Flows for the
             six months ended June 30, 1999 and 1998
              (unaudited)                                               4

            Notes to Consolidated Financial Statements (unaudited)      5-8

  Item 2.   Management's Discussion and Analysis of Results of
              Operation and Financial Condition                         9-14

  Item 3.   Quantitative and Qualitative Disclosures about
             Market Risk                                                15

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                           16

  Item 4.   Submission of Matters to a Vote of Security Holders         16

  Item 6.   Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                              17

INDEX OF EXHIBITS                                                       18

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                    June 30,   December 31,
                                                      1999        1998
                                                   ----------   ----------
                                                  (unaudited)
ASSETS

  Homebuilding:
    Cash and cash equivalents                      $   46,664   $   48,100
    Housing inventories:
       Homes under construction                       434,279      373,012
       Land under development
        and improved lots                             297,021      268,750
                                                   ----------   ----------
       Total inventories                              731,300      641,762

    Property, plant and equipment                      27,101       26,818
    Purchase price in excess of
     net assets acquired                               22,592       23,473
    Other assets                                       38,360       38,515
                                                   ----------   ----------

                                                      866,017      778,668
                                                   ----------   ----------


  Financial Services:
    Cash and cash equivalents                           4,391        1,684
    Mortgage loans held-for-sale                      116,050      158,611
    Mortgage-backed securities and
     notes receivable                                  90,299      111,654
    Other assets                                       13,546       14,734
                                                   ----------   ----------

                                                      224,286      286,683
                                                   ----------   ----------


  Other Assets:
    Collateral for bonds payable of
     limited-purpose subsidiaries                      75,136       92,403
    Net deferred taxes                                 31,429       31,384
    Other                                              31,894       26,260
                                                   ----------   ----------

    Total assets                                   $1,228,762   $1,215,398
                                                   ----------   ----------

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                    June 30,    December 31,
                                                      1999         1998
                                                   ----------   ----------
                                                  (unaudited)
LIABILITIES

  Homebuilding:
    Accounts payable
     and other liabilities                         $  177,351   $  173,370
    Long-term debt                                    369,517      308,152
                                                   ----------   ----------

                                                      546,868      481,522
                                                   ----------   ----------

  Financial Services:
    Accounts payable
     and other liabilities                             13,407       16,473
    Short-term notes payable                          164,266      223,058
                                                   ----------   ----------

                                                      177,673      239,531
                                                   ----------   ----------

  Other Liabilities:
    Bonds payable of
     limited-purpose subsidiaries                      71,711       87,980
    Other                                              57,867       60,082
                                                   ----------   ----------

    Total liabilities                                 854,119      869,115
                                                   ----------   ----------


STOCKHOLDERS' EQUITY

    Convertible preferred stock, $1 par value:
      Authorized - 1,400,000 shares
      Issued - 385,189 shares
       (416,744 for 1998)                                 385          417
    Common stock, $1 par value:
      Authorized - 78,600,000 shares
      Issued - 14,903,167 shares
       (14,751,753 for 1998)                           14,903       14,752
    Paid-in capital                                    95,870       93,193
    Retained earnings                                 262,009      236,011
    Accumulated other comprehensive income              1,476        1,910
                                                   ----------   ----------

    Total stockholders' equity                        374,643      346,283
                                                   ----------   ----------

    Total liabilities and
     stockholders' equity                          $1,228,762   $1,215,398
                                                   ----------   ----------


Stockholders' equity per common share              $    24.51   $    22.83
                                                   ----------   ----------



See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(amounts in thousands, except share data)

                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                     1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------

 Revenues:

  Homebuilding:
    Residential revenue           $  478,743  $  395,888  $  866,003  $  703,888
    Other revenue                     10,566      13,680      14,620      17,219
                                  ----------  ----------  ----------  ----------
    Total homebuiliding revenue      489,309     409,568     880,623     721,107
  Financial services                  11,143      13,482      21,731      35,164
  Limited-purpose subsidiaries         1,953       2,801       4,090       5,885
                                  ----------  ----------  ----------  ----------

     Total revenues                  502,405     425,851     906,444     762,156
                                  ----------  ----------  ----------  ----------

Expenses:

  Homebuilding:
    Cost of sales                    408,714     347,626     736,204     616,808
    Selling, general
     and administrative               47,303      39,725      89,709      73,669
    Interest                           3,448       5,429       6,057       9,989
                                  ----------  ----------  ----------  ----------

    Total homebuilding expenses      459,465     392,780     831,970     700,466

  Financial services:
    General and administrative         5,695       8,017      11,611      17,784
    Interest                           2,372       4,198       4,825       8,799
                                  ----------  ----------  ----------  ----------

    Total financial
     services expenses                 8,067      12,215      16,436      26,583

  Limited-purpose
   subsidiaries expenses               1,953       2,801       4,090       5,885

  Corporate expenses                   4,342       3,344       8,501       6,694
                                  ----------  ----------  ----------  ----------

        Total expenses               473,827     411,140     860,997     739,628

Earnings before taxes                 28,578      14,711      45,447      22,528

Tax expense                           10,976       5,884      17,724       9,011
                                  ----------  ----------  ----------  ----------

Net earnings                      $   17,602  $    8,827  $   27,723  $   13,517
                                  ----------  ----------  ----------  ----------


Net earnings per common share:
      Basic                       $     1.17  $     0.58  $     1.84  $     0.88
      Diluted *                   $     1.12  $     0.57  $     1.76  $     0.86

Average common shares outstanding:
      Basic                       14,851,189  14,757,845  14,830,822  14,735,500
      Diluted *                   15,762,261  15,599,143  15,718,829  15,171,345

*The effect of the conversion of preferred stock was dilutive for the three and six months ended June 30, 1999, and for the three months ended June 30, 1998. For the six months ended June 30, 1998, the conversion of preferred stock was not assumed due to an antidilutive effect.



See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(amounts in thousands)
                                              Six months ended June 30,
                                                  1999         1998
                                                ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                  $  27,723   $  13,517
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                  13,170      11,528
    Increase in inventories                       (89,538)    (68,535)
    Net change in other assets, payables
     and other liabilities                         (1,313)     53,696
    Decrease in mortgage loans held-for-sale       42,561      65,381
    Other operating activities                     (1,263)       (457)
                                                ---------   ---------

  Net cash (used for) provided
   by operating activities                         (8,660)     75,130
                                                ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net additions to property,
   plant and equipment                            (13,937)    (10,127)
  Principal reduction of mortgage collateral       18,275      20,981
  Principal reduction of mortgage-backed
   securities - available-for-sale                  6,025       9,555
  Sales of mortgage-backed securities -
   available-for-sale                                --         4,098
  Principal reduction of mortgage-backed
   securities - held-to-maturity                   10,467      10,118
  Other investing activities, net                   2,869       6,567
                                                ---------   ---------

  Net cash provided by investing activities        23,699      41,192
                                                ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash proceeds of long-term debt                  61,425     100,762
  Reduction of long-term debt                         (60)     (2,299)
  Decrease in short-term notes payable            (58,792)   (157,089)
  Bond principal payments                         (16,911)    (28,375)
  Common and preferred stock dividends             (1,639)     (1,725)
  Common stock repurchases                         (1,771)     (6,153)
  Other financing activities, net                   3,980       7,056
                                                ---------   ---------

  Net cash used for financing activities          (13,768)    (87,823)
                                                ---------   ---------

  Net increase in cash
   and cash equivalents                             1,271      28,499
  Cash and cash equivalents
   at beginning of period                          49,784      36,131
                                                ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  51,055   $  64,630
                                                ---------   ---------


SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

  Cash paid for interest
   (net of capitalized interest)                $  13,770   $  24,119
  Cash paid for income taxes
   (net of refunds)                             $  19,224   $   7,265


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

The consolidated balance sheet as of June 30, 1999, the consolidated statements of earnings for the three and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1998 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 1999 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1998 annual report to shareholders.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

Assets  presented  in  the  financial   statements  are  net  of  any  valuation
allowances.


The following table is a summary of capitalized interest:

                                           1999        1998
                                           ----        ----
Capitalized interest as of January 1,   $ 21,600    $ 23,644
Interest capitalized                      11,688       8,461
Interest amortized to cost of sales       (8,918)     (9,199)
                                        --------    --------

Capitalized interest as of June 30,     $ 24,370    $ 22,906
                                        ========    ========

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

Note 2. New Accounting Pronouncements

FASB 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the Financial Accounting Standards Board delayed for one year the effective date of FAS 133 to all years beginning after June 15, 2000. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting procedures for hedges that will effect the timing of recognition and the manner in which hedging gains and losses are recognized in the Company's financial statements. The Company has not completed its evaluation of FAS 133; however, management does not anticipate that the adoption of FAS 133 will have a material impact on the Company's earnings or financial position. The Company currently expects to adopt FAS 133 beginning on January 1, 2001.

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

                                  Three months ended          Six months ended
                                        June 30,                  June 30,
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----
Pretax earnings:
  Homebuilding                  $ 29,844     $ 16,788     $ 48,653     $ 20,641
  Financial services               3,076        1,267        5,295        8,581
  Corporate and other             (4,342)      (3,344)      (8,501)      (6,694)
                                --------     --------     --------     --------

Total                           $ 28,578     $ 14,711     $ 45,447     $ 22,528
                                ========     ========     ========     ========


Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share. The assumed conversion of preferred stock was dilutive for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999. For the six months ended June 30, 1998, the conversion of preferred stock was not assumed due to an anti-dilutive effect.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)




                                                     Three months ended June 30,
                                                              1999        1998
                                                              ----        ----
Numerator:
    Net earnings                                           $ 17,602     $ 8,827
    Preferred stock dividends                                  (213)       (256)
                                                           --------     -------
    Numerator for basic earnings per share -
       income available to common stockholders             $ 17,389     $ 8,571

    Effect of dilutive securities:
       Preferred stock dividends                                213         256
    Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversion                            $ 17,602     $ 8,827


Denominator:
    Denominator for basic earnings per share -
       weighted-average shares                           14,851,189  14,757,845
    Effect of dilutive securities:
       Stock options                                        363,398     272,520
       Conversion of preferred shares                       394,664     476,479
       Other equity incentives                              153,010      92,299
                                                           --------    --------
    Dilutive potential common shares                        911,072     841,298

    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                               15,762,261  15,599,143

    Basic earnings per share                               $   1.17     $  0.58
    Dilutive earnings per share                            $   1.12     $  0.57





                                                       Six months ended June 30,
                                                             1999         1998
                                                             ----         ----
Numerator:
    Net earnings                                          $ 27,723     $ 13,517
    Preferred stock dividends                                 (436)        (526)
                                                          --------     --------
    Numerator for basic earnings per share -
       income available to common stockholders            $ 27,287     $ 12,991

    Effect of dilutive securities:
       Preferred stock dividends                               436            0
    Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversion                           $ 27,723     $ 12,991

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)


Denominator:
    Denominator for basic earnings per share -
       weighted-average shares                           14,830,822  14,735,500
    Effect of dilutive securities:
       Stock options                                        340,417     334,374
       Conversion of preferred shares                       402,553           0
       Other equity incentives                              145,037     101,471
                                                           --------    --------
    Dilutive potential common shares                        888,007     435,845

    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                               15,718,829  15,171,345

    Basic earnings per share                               $   1.84    $   0.88
    Dilutive earnings per share                            $   1.76    $   0.86


Note 5.  Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings of this document for updated information regarding the Company's Commitments and Contingencies.

Note 6. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities and totaled $17.3 million and $8.4 million for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, comprehensive income was $27.3 million and $13.3 million, respectively.

Note 7. Income Taxes

In the second quarter of 1999, the Company changed its effective income tax rate for the year ending December 31, 1999 to 39 percent and adjusted its income tax provision for the second quarter to achieve a 39 percent effective tax rate for the six months ended June 30, 1999. The change in the tax rate was primarily due to a reduction in the estimate of the Company's effective state income tax rate.

Note 8. Financial Services Short-Term Notes Payable

On May 21, 1999, the Company renewed its three year bank credit facility which provides up to $200 million for mortgage warehouse funding and will mature on May 20, 2002.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
 AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONSOLIDATED

For the second quarter of 1999, the Company reported consolidated net earnings from operations of $17.6 million, or $1.17 per share ($1.12 per share diluted). This compared with consolidated net earnings of $8.8 million, or $.58 per share ($.57 per share diluted) for the second quarter 1998. The increase of $8.8 million, or $.59 per share, was driven by increased homebuilding closing volume, higher homebuilding gross profit margins, and improved performance by the financial services segment.

Consolidated net earnings for the first six months of 1999 were $27.7 million, or $1.84 per share ($1.76 per share diluted), compared with $13.5 million, or $.88 per share ($.86 per share diluted), for the first six months of 1998.

The homebuilding segment reported pretax earnings of $29.8 million for the second quarter of 1999, compared with pretax earnings of $16.8 million for the second quarter 1998. Homebuilding results in the second quarter increased over last year primarily due to improved gross profit margins and higher closing volume, combined with lower interest expense. For the first six months the homebuilding segment reported pretax earnings of $48.7 million, compared to the $20.6 million reported for the first six months of 1998. Pretax homebuilding margins reached 6.1 percent in the second quarter versus 4.1 percent for the second quarter of 1998.

The financial services segment reported operating pretax earnings of $3.1 million for the second quarter of 1999, compared with $1.3 million for the same period in 1998. The financial services segment reported pretax earnings from operations of $5.3 million for the first six months of 1999 as compared with $2.5 million for the same period last year. The $2.5 million excludes a $6.1 million gain on the bulk sale of servicing rights. Including that gain, pretax earnings for the first half of 1998 were $8.6 million.

Corporate expenses represent the cost of corporate functions, which support the business segments. Corporate expenses of $4.3 million for the second quarter of 1999, were up $1.0 million from the prior year levels primarily due to increases in incentive compensation attributable to the higher earnings levels.

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

HOMEBUILDING SEGMENT

Results of operations from the homebuilding segment are summarized as follows ($ amounts in thousands, except average closing price):

                                Three months ended      Six months ended
                                      June 30,              June 30,
                                  1999       1998       1999       1998
                                  ----       ----       ----       ----
Revenues:
       Residential             $478,743   $395,888   $866,003   $703,888
       Other                     10,566     13,680     14,620     17,219
                               --------   --------   --------   --------
       Total                    489,309    409,568    880,623    721,107

Gross profit                     80,595     61,942    144,419    104,299
Selling, general and
 administrative expenses         47,303     39,725     89,709     73,669
Interest expense                  3,448      5,429      6,057      9,989
                               --------   --------   --------   --------

Homebuilding pretax earnings   $ 29,844   $ 16,788   $ 48,653   $ 20,641
                               ========   ========   ========   ========

Operational unit data:
New orders (units)                2,941      2,470      5,921      5,101
Closings (units)                  2,558      2,210      4,603      3,904
Outstanding contracts at
  June 30:
  Units                                                 4,770      4,009
  Dollar value                                       $886,237   $756,044

Average closing price          $187,000   $179,000   $188,000   $180,000


Homebuilding revenues increased 19 percent for the second quarter of 1999, compared with the same period last year, due to a 16 percent increase in closings and a 4 percent increase in average closing price. For the six months ended June 30, 1999, homebuilding revenues increased 22 percent, compared with the six months ended June 30, 1998.

Gross profit margins from home sales averaged 16.6 percent for the second quarter of 1999, a 130 basis point increase from the 15.3 percent for the second quarter of 1998. The improvement was primarily due to the Company's strategic initiatives which focused on operational efficiencies, homebuilding designs, land positions, management teams and increased dominance in markets the Company serves. Gross profit margins from home sales for the first half of 1999 averaged
16.5 percent versus 14.7 percent for the same period last year.

New orders increased 19 percent from the second quarter of last year to 2,941 homes, the highest second quarter sales in the Company's history, on the same number of active communities compared to second quarter of 1998. At 5,921, new orders for the first half of 1999 were up 16 percent from the first half of 1998.

Outstanding contracts as of June 30, 1999 were 4,770 compared with 4,009 at June 30, 1998 and 3,452 at December 31, 1998. Outstanding contracts represent the Company's backlog of sold, but not closed homes, which generally are built and closed, subject to cancellation, over the next two quarters. The value of outstanding contracts at June 30, 1999 was $886 million, an increase of 17 percent from June 30, 1998 and an increase of 36 percent from December 31, 1998.

Selling,  general and  administrative  expenses as a percentage of revenues were
9.7 and 10.2 percent for the second quarter and first half of 1999, respectively, which are the same levels as in the second quarter and first half of 1998. Interest expense for the second quarter and first half of 1999 declined by $2.0 million and $3.9 million, respectively, compared with the same periods of 1998. The decrease is due to a lower cost of funds and an increase in land development.

FINANCIAL SERVICES
Results of operations of the Company's financial services segment are summarized as follows (amounts in thousands):

                                     Three months         Six months
                                    ended June 30,      ended June 30,
                                    1999      1998      1999      1998
                                    ----      ----      ----      ----
Retail revenues:
Interest and
  net origination fees            $ 1,603   $ 2,116   $ 3,150   $ 4,222
Net gains on sales of mortgages
  and servicing rights              4,652     3,857     8,586    12,905
Loan servicing                        591     1,831     1,015     6,547
Title/escrow                        1,966     2,151     3,998     4,142
                                  -------   -------   -------   -------
    Total retail revenue            8,812     9,955    16,749    27,816

Revenue from investment
  operations                        2,331     3,527     4,982     7,348
                                  -------   -------   -------   -------
 Total revenues                   $11,143   $13,482   $21,731   $35,164

Expenses:
  General and administrative        5,695     8,017    11,611    17,784
  Interest                          2,372     4,198     4,825     8,799
                                  -------   -------   -------   -------
Total expenses                      8,067    12,215    16,436    26,583

  Pretax earnings                 $ 3,076   $ 1,267   $ 5,295   $ 8,581
                                  =======   =======   =======   =======




Pretax earnings by line of business were as follows (amounts in thousands):

                                     Three months        Six months
                                    ended June 30,      ended June 30,
                                    1999      1998      1999      1998
                                    ----      ----      ----      ----
Retail                            $ 2,466   $   289   $ 3,955   $ 6,558
Investments                           610       978     1,340     2,023
                                  -------   -------   -------   -------

Total                             $ 3,076   $ 1,267   $ 5,295   $ 8,581
                                  =======   =======   =======   =======

OPERATIONAL DATA:
                                       Three months       Six months
                                      ended June 30,    ended June 30,
                                       1999     1998     1999     1998
                                       ----     ----     ----     ----
Retail operations:
  Originations                        1,863    2,201    3,415    4,034
  Percent of Ryland Homes
    closings                            87%      66%      84%      63%
  Ryland Homes capture rate             72%      67%      70%      66%

Investment operations:
  Portfolio average
    balance (in millions)            $94.0    $140.9   $100.8   $147.4

Revenues and general and administrative expenses for the financial services segment decreased significantly for the three and six month period ended June 30, 1999, compared with the same period of 1998. The decreases were primarily due to the decline in the loan servicing operations related to the sale of a majority of the loan servicing portfolio in the first quarter of 1998, and overhead reduction initiatives. Interest expense decreased 43 percent and 45 percent for the three and six months ended June 30, 1999, respectively, compared with 1998, due to a decrease in the warehouse holding period for mortgage loans before they were sold in the secondary market a lower investment portfolio balance.

Retail operations include residential mortgage origination, loan servicing, title, escrow and homeowners insurance services for retail customers. Retail operations reported pretax earnings of $2.5 million for the second quarter of 1999 compared with $.3 million for the same period last year. For the first six months of 1999, retail operations reported $4.0 million versus $6.6 million for the first half of 1998. The Company sold the majority of its loan servicing portfolio in the first quarter of 1998 and realized a $6.1 million pretax gain, net of expenses and liabilities related to the sale of servicing.

Mortgage origination volume decreased by 15 percent for the three and six month period ended June 30, 1999, compared with the same period last year primarily due to a decrease in refinancing activity partially offset by higher closing volume from homebuilder loan originations.

Investment operations hold certain assets, primarily mortgage-backed securities which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings from investment operations were $.6 million for the second quarter, compared with $1.0 million in the prior year. For the first six months of 1999, investment earnings were $1.3 million versus $2.0 million for the same period last year. The decrease was primarily due to a lower average portfolio balance which resulted in a decline in interest and other income.

YEAR 2000

The Company's Year 2000 remediation efforts have focused on its key business computer applications representing those systems that the Company is dependent upon for the conduct of day-to-day business operations. Starting in 1997, the Company initiated a comprehensive review of its business applications to determine their Year 2000 readiness and the adequacy of these systems to meet future business requirements. Out of this effort, a number of systems were identified that were not Year 2000 compliant. In most cases, these systems were already in the process of being replaced or upgraded.

As of June 1999, the Company believes that its key homebuilding business systems are Year 2000 compliant. However, certain data, voice communication and financial service's systems are in the process of being replaced or upgraded. Some implementation and testing procedures were completed in 1998 and the remainder are scheduled for completion in 1999. The costs of achieving Year 2000 compliance incurred since 1997 could aggregate between $1 to $2 million.

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

The homebuilding segment borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $308 million as of June 30, 1999 and December 31, 1998.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. This facility, which matures in July 2000, provides for total borrowings of up to $300 million. There were $60 million in outstanding borrowings under this facility as of June 30, 1999 and no outstanding borrowings at December 31, 1998. The Company had letters of credit outstanding under this facility totaling $33 million at June 30, 1999 and $34 million at December 31, 1998. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At June 30, 1999, such notes payable outstanding amounted to $1.5 million, compared with no outstanding notes payable at December 31, 1998.

Housing inventories increased to $731 million as of June 30, 1999, from $642 million as of December 31, 1998. The increase primarily reflects higher sold inventory related to the significant increase in backlog. The increase in inventory was funded with internally generated funds and borrowing under the revolving credit facility.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment renewed its three year bank credit facility which provides up to $200 million for mortgage warehouse funding and will mature on May 20, 2002. Other borrowing arrangements as of June 30, 1999 included repurchase agreement facilities aggregating $370 million, and a $100 million revolving credit facility used to finance investment portfolio securities. At June 30, 1999 and December 31, 1998, the combined borrowings of the financial services segment outstanding under all agreements were $164 million and $223 million, respectively.

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

As of December 31, 1998, the Company had Board authorization to repurchase up to 958,400 shares of its common stock. During 1999 the Company repurchased approximately 77,000 shares of its outstanding common stock at a cost of approximately $1.8 million. The Company repurchase program has been funded through internally generated funds.


Note: Certain statements in Management's Discussion and Analysis of Results of Operation and Financial Condition may be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, such as the costs of Year 2000 compliance, the completion and profitability of sales reported, the market for homes generally and in areas where the Company operates, the availability and cost of land, changes in economic conditions and interest rates, the availability and increases in raw material and labor costs, consumer confidence, government regulation, and general competitive factors, all or each of which may cause actual results to differ materially.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 21, 1999. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities and Exchange Act of 1934 to elect directors of the Company for the ensuing year.

Proxies representing 13,481,671 shares of stock eligible to vote at the meeting, or 88 percent of the outstanding shares, were voted in connection with the election of directors. The nine incumbent directors nominated by the Company were elected. The following is a separate tabulation with respect to the vote for each nominee:

Name                         Total Votes For              Total Votes Withheld

R. Chad Dreier               13,478,229                   27,854
James A. Flick, Jr.          13,478,540                   27,543
Leslie M. Frecon             13,478,535                   27,548
Robert J. Gaw                13,476,240                   29,843
Leonard M. Harlan            13,478,540                   27,543
William L. Jews              13,476,540                   29,543
William G. Kagler            13,478,340                   27,743
Charlotte St. Martin         13,488,540                   17,543
John O. Wilson               13,478,534                   27,549


                                                                     Page Number
Item 6.   Exhibits and Reports on Form 8-K

 A. Exhibits

     10.16  Employment Agreement dated as of April 21, 1999 between      19-33
            R. Chad Dreier and The Ryland Group, Inc. (filed herewith)

     10.17  Restated  Credit  Agreement  dated May 21, 1999,  between    34-172
            Ryland  Mortgage Company; Associates Mortgage Funding
            Corporation; BankOne, Texas, N.A.; and certain lenders (filed herewith)

     27     Financial Data Schedule  (filed herewith)                     173


B. Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           THE RYLAND GROUP, INC.
                           Registrant



August 13, 1999             By: /s/ Michael D. Mangan
Date                            --------------------------
                                Michael D. Mangan,
                                Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial Officer)





August 13, 1999             By: /s/ David L. Fristoe
Date                            --------------------------
                                David L. Fristoe, Vice President
                                and Corporate Controller
                                (Principal Accounting Officer)

                                INDEX OF EXHIBITS

A. Exhibits                                                           Page of
                                                                   Sequentially
Exhibit No.                                                       Numbered Pages
-----------                                                       --------------
 10.16  Employment Agreement dated as of April 21, 1999                19-33
        between R. Chad Dreier and The Ryland Group, Inc.
        (filed herewith)

 10.17  Restated Credit Agreement dated May 21, 1999, between          34-172
        Ryland Mortgage Company; Associates Mortgage Funding
        Corporation; BankOne, Texas, N.A.; and certain lenders (filed herewith)

 27     Financial Data Schedule                                         173
        (filed herewith)