Form 10-Q
period 1999-09-30
RYLAND GROUP INC
filed 1999-11-12
CIK 85974

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q

[X]   Quarterly  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934

For the quarterly period ended September 30, 1999

                               or

[ ]   Transition Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the transition period from _____________to_____________.

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

The number of shares of common stock of The Ryland Group,  Inc.,  outstanding on
November 3, 1999 was 14,260,273.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                Page Number(s)
                                                                -------------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at September 30, 1999
             (unaudited) and December 31, 1998                          1-2

            Consolidated Statements of Earnings for the
              Three and Nine Months Ended September 30, 1999
              and 1998 (unaudited)                                      3

            Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1999 and 1998
              (unaudited)                                               4

            Notes to Consolidated Financial Statements (unaudited)      5-8

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9-14

   Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk                                               15

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                           16

  Item 6.   Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                              17

INDEX OF EXHIBITS                                                       18

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                    September 30,   December 31,
                                                        1999           1998
                                                    -------------   ------------
                                                     (unaudited)

ASSETS

 Homebuilding:
  Cash and cash equivalents                            $   51,502     $   48,100
  Housing inventories:
     Homes under construction                             481,049        373,012
     Land under developement and improved lots            302,335        268,750
                                                       ----------     ----------
     Total inventories                                    783,384        641,762

  Property, plant and equipment                            26,123         26,818
  Purchase price in excess of net assets acquired          22,151         23,473
  Other assets                                             39,776         38,515
                                                       ----------     ----------
                                                          922,936        778,668
                                                       ----------     ----------
Financial Services:
  Cash and cash equivalents                                31,695          1,684
  Mortgage loans held-for-sale                             92,064        158,611
  Mortgage-backed securities and notes receivable          99,749        111,654
  Other assets                                             17,604         14,734
                                                       ----------     ----------
                                                          241,112        286,683
                                                       ----------     ----------
Other Assets:
  Collateral for bonds payable of
   limited-purpose subsidiaries                            59,858         92,403
  Net deferred taxes                                       31,560         31,384
  Other                                                    30,579         26,260
                                                       ----------     ----------
  Total assets                                         $1,286,045     $1,215,398
                                                       ----------     ----------

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                    September 30,   December 31,
                                                        1999            1998
                                                    -------------   ------------
                                                      (unaudited)

LIABILITIES

  Homebuilding:
    Accounts payable and other liabilities             $  197,811     $  173,370
    Long-term debt                                        367,949        308,152
                                                       ----------     ----------
                                                          565,760        481,522
                                                       ----------     ----------
  Financial Services:
    Accounts payable and other liabilities                 12,141         16,473
    Short-term notes payable                              206,310        223,058
                                                       ----------     ----------
                                                          218,451        239,531
                                                       ----------     ----------
  Other Liabilities:
    Bonds payable of limited-purpose subsidiaries          56,538         87,980
    Other                                                  63,210         60,082
                                                       ----------     ----------
     Total liabilities                                    903,959        869,115
                                                       ----------     ----------
STOCKHOLDERS' EQUITY

    Convertible preferred stock, $1 par value:
      Authorized - 1,400,000 shares

      Issued - 364,254 shares (416,744 for 1998)              364            417
    Common stock, $1 par value:
      Authorized - 78,600,000 shares
      Issued - 14,568,996 shares
       (14,751,753 for 1998)                               14,569         14,752
    Paid-in capital                                        86,441         93,193
    Retained earnings                                     279,442        236,011
    Accumulated other comprehensive income                  1,270          1,910
                                                       ----------     ----------
    Total stockholders' equity                            382,086        346,283
                                                       ----------     ----------
    Total liabilities and stockholders' equity         $1,286,045     $1,215,398
                                                       ----------     ----------
Stockholders' equity per common share                  $    25.59     $    22.83
                                                       ----------     ----------

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(amounts in thousands, except share data)

                                                    Three months ended             Nine months ended
                                                       September 30,                  September 30,
                                                   1999           1998            1999           1998
                                               ------------   ------------    ------------   ------------
Revenues:

  Homebuilding:
    Residential revenue                        $    494,283   $    440,724    $  1,360,286   $  1,144,612
    Other revenue                                     1,583          6,856          16,203         24,075
                                               ------------   ------------    ------------   ------------
    Total homebuiliding revenue                     495,866        447,580       1,376,489      1,168,687
  Financial services                                  9,506         12,259          31,237         47,423
  Limited-purpose subsidiaries                        1,803          2,407           5,893          8,292
                                               ------------   ------------    ------------   ------------
     Total revenues                                 507,175        462,246       1,413,619      1,224,402
                                               ------------   ------------    ------------   ------------
Expenses:

  Homebuilding:
    Cost of sales                                   411,908        375,213       1,148,112        992,021
    Selling, general and administrative              45,757         42,697         135,466        116,366
    Interest                                          2,757          4,537           8,814         14,526
                                               ------------   ------------    ------------   ------------
    Total homebuilding expenses                     460,422        422,447       1,292,392      1,122,913

  Financial Services:
    General and administrative                        4,832          7,041          16,443         24,825
    Interest                                          2,551          3,661           7,376         12,460
                                               ------------   ------------    ------------   ------------
    Total financial services expenses                 7,383         10,702          23,819         37,285

  Limited-purpose subsidiaries expenses               1,803          2,407           5,893          8,292

  Corporate expenses                                  7,831          4,395          16,332         11,089
                                               ------------   ------------    ------------   ------------
    Total expenses                                  477,439        439,951       1,338,436      1,179,579

Earnings before taxes and extraordinary item         29,736         22,295          75,183         44,823

Tax expense                                          11,597          9,772          29,321         18,783
                                               ------------   ------------    ------------   ------------
Net earnings before extraordinary item               18,139         12,523          45,862         26,040

Extraordinary item - loss on early
  extinguishment of debt
  (net of taxes of $2,217)                             --           (3,326)           --           (3,326)
                                               ------------   ------------    ------------   ------------
Net earnings                                   $     18,139   $      9,197    $     45,862   $     22,714
                                               ------------   ------------    ------------   ------------

Net earnings per common share:

 Basic:
   Net earnings before extraordinary item      $       1.21   $       0.84    $       3.05   $       1.72
   Extraordinary item                                  --            (0.23)           --            (0.23)
                                               ------------   ------------    ------------   ------------
   Net earnings per common share               $       1.21   $       0.61    $       3.05   $       1.49

 Diluted:
   Net earnings before extraordinary item      $       1.15   $       0.81    $       2.92   $       1.67
   Extraordinary item                                  --            (0.22)           --            (0.21)
                                               ------------   ------------    ------------   ------------
   Net earnings per common share               $       1.15   $       0.59    $       2.92   $       1.46

Average common shares outstanding:
      Basic                                      14,855,799     14,667,471      14,839,146     14,715,601
      Diluted                                    15,741,410     15,521,430      15,723,099     15,609,471

See notes to consolidated financial statements.

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(amounts in thousands)                                Nine months ended September 30,
                                                            1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                           $  45,862    $  22,714
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                           19,763       17,770
    Loss on early extinguishment of debt                      --          5,543
    Increase in inventories                               (141,622)     (73,112)
    Net change in other assets, payables
     and other liabilities                                  18,815       75,754
    Decrease in mortgage loans held-for-sale                66,547       74,133
    Other operating activities, net                         (2,224)          98
                                                         ---------    ---------
  Net cash provided by operating activities                  7,141      122,900
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net additions to property, plant and equipment           (18,947)     (16,492)
  Principal reduction of mortgage collateral                24,594       29,462
  Principal (increase) reduction of mortgage-backed
   securities - available-for-sale                          (3,154)      10,301
  Sales of mortgage-backed securities -
   available-for-sale                                         --          8,703
  Principal reduction of mortgage-backed
   securities - held-to-maturity                            27,113       15,098
  Other investing activities, net                           (4,743)       9,457
                                                         ---------    ---------
  Net cash provided by investing activities                 24,863       56,529
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash proceeds of long-term debt                           61,425      114,262
  Reduction of long-term debt                               (1,628)    (106,728)
  Decrease in short-term notes payable                     (16,748)    (128,253)
  Bond principal payments                                  (32,581)     (45,153)
  Common and preferred stock dividends                      (2,449)      (2,556)
  Common stock repurchases                                  (8,983)      (6,153)
  Other financing activities, net                            2,373        7,217
                                                         ---------    ---------
  Net cash provided by (used for)
   financing activities                                      1,409     (167,364)
                                                         ---------    ---------

  Net increase in cash and cash equivalents                 33,413       12,065
  Cash and cash equivalents at beginning of period          49,784       36,131
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  83,197    $  48,196
                                                         ---------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest (net of capitalized interest)   $  20,131    $  37,254
  Cash paid for income taxes (net of refunds)            $  11,240    $   9,346

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

The  consolidated  balance  sheet as of  September  30, 1999,  the  consolidated statements  of earnings for the three and nine months ended  September  30, 1999 and 1998,  and the  consolidated  statements  of cash flows for the nine  months ended  September  30, 1999 and 1998 have been  prepared by the Company,  without audit.  In the opinion of  management,  all  adjustments,  which include  normal recurring  adjustments  necessary  to  present  fairly the  financial  position, results of operations  and cash flows at September 30, 1999, and for all periods presented,  have been made. The consolidated  balance sheet at December 31, 1998 is taken from the audited financial  statements as of that date. Certain amounts in the  consolidated  statements  have been  reclassified to conform to the 1999 presentation.

Certain information and footnote  disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial  statements and related notes included in the Company's 1998 annual report to shareholders.

The results of operations  for the nine months ended  September 30, 1999 are not necessarily indicative of the operating results for the full year.

Assets  presented  in  the  financial   statements  are  net  of  any  valuation
allowances.

The following table is a summary of capitalized interest:

                                                           1999           1998
                                                           ----           ----
Capitalized interest as of January 1,                   $ 21,600       $ 23,644
Interest capitalized                                      17,870         12,972
Interest amortized to cost of sales                      (13,343)       (15,222)
                                                        --------       --------
Capitalized interest as of September 30,                $ 26,127       $ 21,394
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

                                   Three months ended         Nine months ended
                                      September 30,              September 30,
                                    1999         1998         1999         1998
                                    ----         ----         ----         ----
Earnings before taxes and
 extraordinary item:
Homebuilding                    $ 35,444     $ 25,133     $ 84,097     $ 45,774
Financial services                 2,123        1,557        7,418       10,138
Corporate and other               (7,831)      (4,395)     (16,332)     (11,089)
                                --------     --------     --------     --------

Total                           $ 29,736     $ 22,295     $ 75,183     $ 44,823
                                ========     ========     ========     ========

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share. The assumed  conversion of preferred stock was dilutive for the three and nine months ended September 30, 1999 and 1998.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(unaudited)

                                                     Three months ended            Nine months ended
                                                        September 30,                 September 30,
                                                     1999           1998           1999           1998
                                                     ----           ----           ----          -----
Numerator:
  Net earnings before extraordinary item     $     18,139   $     12,523   $     45,862   $     26,040
  Preferred stock dividends                          (201)          (243)          (637)          (770)
                                             ------------   ------------   ------------   ------------
  Numerator for basic earnings per share -
   income available to common stockholders   $     17,938   $     12,280   $     45,225   $     25,270
  Effect of dilutive securities:
     Preferred stock dividends                        201            243            637            770
  Numerator for diluted earnings per
   share - income available to common
   stockholders after assumed conversion     $     18,139   $     12,523   $     45,862   $     26,040

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares             14,855,799     14,667,471     14,839,146     14,715,601
  Effect of dilutive securities:
     Stock options                                350,970        310,813        340,679        320,880
     Conversion of preferred shares               374,721        451,868        393,275        474,916
     Other equity incentives                      159,920         91,278        149,999         98,074
                                             ------------   ------------   ------------   ------------
   Dilutive potential common shares               885,611        853,959        883,953        893,870

  Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions              15,741,410     15,521,430     15,723,099     15,609,471

  Basic earnings per share
   before extraodinary item                  $       1.21   $       0.84   $       3.05   $       1.72
  Dilutive earnings per share
   before extraordinary item                 $       1.15   $       0.81   $       2.92   $       1.67

Note 5.  Commitments and Contingencies

Refer to Part II, Other Information,  Item 1, Legal Proceedings of this document for updated information regarding the Company's commitments and contingencies.

Note 6.  Comprehensive Income

Comprehensive  income  consists  of net income and the  increase  or decrease in unrealized  gains or losses on the company's  available-for-sale  securities and totaled $17.9 million and $9.0 million for the three months ended  September 30,
1999 and 1998,  respectively.  For the nine months ended  September 30, 1999 and
1998, comprehensive income was $45.2 million and $22.2 million, respectively.

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

Note 9.  Long-Term Debt

On October 20,  1999,  the Company  increased  its  unsecured  revolving  credit facility  from $300 million to $375  million.  This new facility  will mature in
October 2003. At September 30, 1999, the Company had $58.5 million of borrowings under the credit agreement.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS
CONSOLIDATED

For the third quarter of 1999, the Company  reported  consolidated  net earnings from operations of $18.1 million,  or $1.21 per share ($1.15 per share diluted).
This compared with consolidated net earnings before  extraordinary item of $12.5 million,  or $.84 per share ($.81 per share diluted) for the third quarter 1998.
The  increase  of $5.6  million,  or $.37 per  share,  was  driven by  increased homebuilding  closing volume,  higher gross margins, and improved performance by the financial services segment.

Consolidated  net earnings for the first nine months of 1999 were $45.9 million, or $3.05 per share ($2.92 per share  diluted),  compared with  consolidated  net earnings before  extraordinary item of $26.0 million,  or $1.72 per share ($1.67 per share diluted), for the first nine months of 1998.

The homebuilding segment reported pretax earnings of $35.4 million for the third quarter of 1999, a $10.3 million  increase  over the $25.1 million  reported for the third quarter 1998. Homebuilding results in the third quarter increased over last year primarily due to improvement in gross profit margins, record closings, and lower interest expense.  For the first nine months the homebuilding  segment reported  pretax  earnings  of $84.1  million,  compared  to the  $45.8  million reported for the first nine months of 1998. Pretax homebuilding  margins reached
7.1  percent in the third  quarter  of 1999  versus  5.6  percent  for the third quarter of 1998.

The  financial  services  segment  reported  operating  pretax  earnings of $2.1 million for the third  quarter of 1999  compared  with $1.5 million for the same period in 1998. The financial  services  segment  reported  pretax earnings from operations  of $7.4 million for the first nine months of 1999 compared with $4.0 million for the same period last year. The $4.0 million  excludes a $6.1 million gain on the bulk sale of servicing rights.  Including that gain, pretax earnings for the first nine months of 1998 were $10.1 million.

Corporate expenses represent the cost of corporate functions,  which support the business  segments.  Corporate expenses of $7.8 million for the third quarter of
1999, were up $3.4 million from the prior year levels,  primarily resulting from a $2.8 million non-recurring charge relating to the relocation of the corporate offices to California.

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

                                    Three months ended        Nine months ended
                                       September 30,             September 30,
                                     1999         1998         1999         1998
                                     ----         ----         ----         ----
Revenues:
       Residential             $  494,283   $  440,724   $1,360,286   $1,144,612
       Other                        1,583        6,856       16,203       24,075
                               ----------   ----------   ----------   ----------
       Total                      495,866      447,580    1,376,489    1,168,687

Gross profit                       83,958       72,367      228,377      176,666
Selling, general and
 administrative expenses           45,757       42,697      135,466      116,366
Interest expense                    2,757        4,537        8,814       14,526
                               ----------   ----------   ----------   ----------
Homebuilding pretax earnings   $   35,444   $   25,133   $   84,097   $   45,774
                               ==========   ==========   ==========   ==========

Operational unit data:
New orders (units)                  2,250        2,183        8,171        7,284
Closings (units)                    2,624        2,361        7,227        6,265
Outstanding contracts at
  September 30:
  Units                                                       4,396        3,831
  Dollar value                                           $  841,887   $  738,252

Average closing price          $  188,000   $  187,000   $  188,000   $  183,000

Homebuilding  revenues  increased  10.8  percent for the third  quarter of 1999, compared  with the same period  last year,  due to an 11.1  percent  increase in closings  (2,624  homes  closed  compared  with 2,361 homes  closed in the third quarter of 1998).  For the nine months ended  September  30, 1999,  homebuilding revenues  increased 17.8 percent,  compared with the nine months ended September
30, 1998.

Gross profit margins from home sales averaged 17.1 percent for the third quarter of 1999, an 80 basis point  increase  from the 16.3 percent for the third quarter
of  1998.  The  improvement  was  primarily  due  to  the  Company's   strategic
initiatives  and the strong  market  condition.  Gross profit  margins from home sales for the first  nine  months of 1999  averaged  16.7  percent  versus  15.3 percent for the same period last year.

New orders  increased  3.1 percent from the third  quarter of last year to 2,250 homes, the highest third quarter sales in the Company's history, on fewer active communities  compared  to third  quarter of 1998.  At 8,171,  new orders for the first nine  months of 1999 were up 12.2  percent  from the first nine  months of
1998.

Outstanding contracts as of September 30, 1999 were 4,396 compared with 3,831 at
September  30,  1998 and  3,452 at  December  31,  1998.  Outstanding  contracts represent the Company's  backlog of sold, but not closed homes,  which generally are built and closed,  subject to cancellation,  over the next two quarters. The value of  outstanding  contracts at September  30, 1999 was $841.9  million,  an increase of 14.0 percent from September 30, 1998 and an increase of 28.9 percent from December 31, 1998.

Selling,  general and  administrative  expenses as a percentage of revenues were
9.2 and 9.8  percent  for the  third  quarter  and  first  nine  months of 1999, respectively,  which are slightly lower than the levels in the third quarter and first nine months of 1998. Interest expense for the third quarter and first nine months  of 1999  decreased  by $1.8  million  and  $5.7  million,  respectively, compared with the same periods of 1998.  The decrease was due to a lower cost of funds and an increase in capitalized interest due to land development activity.

FINANCIAL SERVICES

Results of operations of the Company's financial services segment are summarized as follows (amounts in thousands):

                                       Three months         Nine months
                                   ended September 30,  ended September 30,
                                     1999      1998        1999      1998
                                     ----      ----        ----      ----
Retail revenues:
Interest and
  net origination fees            $ 1,546   $ 1,554     $ 4,696   $ 5,776
Net gains on sales of mortgages
  and servicing rights              3,115     4,438      11,701    17,343
Loan servicing                        377       702       1,392     7,249
Title/escrow                        2,140     2,100       6,138     6,242
                                  -------   -------     -------   -------
    Total retail revenue            7,178     8,794      23,927    36,610

Revenue from investment
  operations                        2,328     3,465       7,310    10,813
                                  -------   -------     -------   -------
Total revenues                    $ 9,506   $12,259     $31,237   $47,423

Expenses:
  General and administrative        4,832     7,041      16,443    24,825
  Interest                          2,551     3,661       7,376    12,460
                                  -------   -------     -------   -------
Total expenses                      7,383    10,702      23,819    37,285

  Pretax earnings                 $ 2,123   $ 1,557     $ 7,418   $10,138
                                  =======   =======     =======   =======

Pretax earnings by line of business were as follows (amounts in thousands):

                                     Three months          Nine months
                                  ended September 30,   ended September 30,
                                     1999      1998        1999      1998
                                     ----      ----        ----      ----
Retail                            $ 1,401   $   534     $ 5,356   $ 7,092
Investments                           722     1,023       2,062     3,046
                                  -------   -------     -------   -------
Total                             $ 2,123   $ 1,557     $ 7,418   $10,138
                                  =======   =======     =======   =======

OPERATIONAL DATA:

                                      Three months          Nine months
                                  ended September 30,   ended September 30,
                                    1999       1998       1999       1998
                                    ----       ----       ----       ----
Retail operations:
  Originations                     1,803      2,110      5,218      6,032
  Percent of Ryland Homes
    closings                         89%        75%        86%        67%
  Ryland Homes capture rate          67%        71%        69%        68%

Investment operations:
  Portfolio average
    balance (in millions)         $   89     $  135     $   97     $  143

Revenues  and general and  administrative  expenses for the  financial  services segment  decreased for the three and nine month period ended September 30, 1999, compared with the same period of 1998.  The decreases  were primarily due to the decline in the loan  servicing  operations  related to the sale of a majority of the  loan  servicing  portfolio  in the  first  quarter  of 1998,  and  overhead reduction initiatives.  Interest expense decreased 30 percent and 41 percent for the three and nine months ended September 30, 1999, respectively,  compared with
1998,  due to a decrease  in the  warehouse-holding  period for  mortgage  loans before they were sold in the secondary market and a lower  investment  portfolio balance.

Retail operations include residential mortgage origination,  loan servicing, and title,  escrow and homeowners  insurance  services for retail customers.  Retail operations  reported  pretax  earnings of $1.4 million for the third  quarter of
1999 compared with $.5 million for the same period last year. For the first nine months of 1999, retail operations  reported $5.4 million versus $7.1 million for the first  nine  months  of 1998.  The  Company  sold the  majority  of its loan servicing  portfolio  in the first  quarter of 1998 and  realized a $6.1 million pretax gain, net of expenses and liabilities related to the sale of servicing.

Mortgage origination volume decreased by 14.5 and 13.5 percent for the three and nine-month period ended September 30, 1999, respectfully, compared with the same period  last  year  primarily  due to a  decrease  in third  party  origiations, partially offset by higher closing volume from homebuilder originations.

Investment operations hold certain assets, primarily mortgage-backed  securities which were obtained as a result of the exercise of redemption  rights on various
mortgage-backed   bonds  previously  owned  by  the  Company's   limited-purpose
subsidiaries.  Pretax earnings from  investment  operations were $.7 million for the third quarter  compared  with $1.0 million in the prior year.  For the first nine months of 1999,  investment  earnings were $2.1 million versus $3.0 million for the same period last year. The decrease was primarily due to a lower average portfolio balance, which resulted in a decline in interest and other income.

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

As of  September  1999,  the  Company  believes  that its key  homebuilding  and financial  services  business  systems  are Year 2000  compliant.  All  necesary replacements and upgrades have been completed.  Some  implementation and testing procedures were completed in 1998 and the remainder are scheduled for completion in 1999. The costs of achieving Year 2000  compliance  incurred since 1997 could aggregate between $1 to $2 million.

The Company is currently  assessing other potential Year 2000 issues,  including non-information  technology systems.  The Company's  relationships with vendors, financial  institutions  and other third parties are being reviewed to determine the  status  of their  Year  2000  compliance  and the  impact  their  potential noncompliance  could have on the  Company.  The Company has no means of ensuring that its third party  service  providers  will be Year 2000 ready.  In the event that they are not ready on a timely  basis,  the Company  will seek  alternative sources for goods and  services,  where  practicable.  The Company is concluding their Year 2000 contingency plan.

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

The homebuilding  segment borrowings include senior notes,  senior  subordinated notes, an unsecured  revolving  credit facility,  and nonrecourse  secured notes payable.  Senior and senior  subordinated notes outstanding totaled $308 million as of September 30, 1999 and December 31, 1998.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. On October 20, 1999, the Company increased its bank revolving credit agreement from $300 million to $375 million.
This new  facility  will  mature in October  2003.  There were $58.5  million in outstanding  borrowings  under this  facility  as of  September  30, 1999 and no outstanding  borrowings at December 31, 1998.  The Company had letters of credit outstanding  under this facility  totaling $35 million at September 30, 1999 and
$34 million at December 31, 1998.  To finance  land  purchases,  the Company may also use  seller-financed,  non-recourse secured notes payable. At September 30,
1999, such notes payable  outstanding  amounted to $1.4 million compared with no outstanding notes payable at December 31, 1998.

Housing  inventories  increased to $783 million as of September  30, 1999,  from
$642 million as of December 31, 1998.  The increase  primarily  reflects  higher sold inventory related to the significant  increase in backlog.  The increase in inventory was funded with  internally  generated  funds and borrowing  under the revolving credit facility.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations.  The financial  services segment renewed its  three-year  bank credit  facility,  which  provides up to $200  million for mortgage  warehouse  funding and will mature on May 20,  2002.  Other  borrowing arrangements as of September 30, 1999 included repurchase  agreement  facilities aggregating $370 million,  and a $100 million  revolving credit facility used to finance investment portfolio securities.  At September 30, 1999 and December 31,
1998,  the combined  borrowings of the financial  services  segment  outstanding under all agreements were $206 million and $223 million, respectively.

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

As of December 31, 1998, the Company had Board authorization to repurchase up to
958,400  shares of its common  stock.  As of November 3, 1999,  pursuant to this
Board authorization, the Company repurchased approximately 765,100 shares of its outstanding common stock at a cost of approximately $17.7 million. The Company's repurchase program has been funded through internally generated funds.

Note:  Certain  statements in Management's  Discussion and Analysis of Financial
Condition and results of operations may be  "forward-looking  statements" within the meaning of the Private  Securities  Litigation Act of 1995.  Forward-looking statements are based on various factors and  assumptions  that include risks and uncertainties,  such as the costs of Year 2000  compliance,  the  completion and profitability  of sales  reported,  the market for homes  generally and in areas where the  Company  operates,  the  availability  and cost of land,  changes  in economic  conditions and interest rates,  the  availability and increases in raw material  and labor  costs,  consumer  confidence,  government  regulation,  and general  competitive  factors,  all or each of which may cause actual results to differ materially.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 1999, the Company's decrease in third party  originations  has lead to a  reduction  in the amount of  mortgage  loans held-for-sale  to a fair value of $66 million as of September  30, 1999 and as a result, the Company reduced the amount of outstanding forward delivery contracts by $49 million.

There have been no other  material  changes in the  Company's  market  risk from
December 31, 1998. For information regarding the Company's market risk, refer to
Form 10-K for the fiscal year ended December 31, 1998 of The Ryland Group, Inc.

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

                                                                    Page Number
                                                                    -----------
Item 6.   Exhibits and Reports on Form 8-K

 A.    Exhibits

      10.5  Restated Credit Agreement dated as of October 19, 1999      19-173
            Between, The Ryland Group, Inc. and Certain Banks.
            (filed herewith)

       11   Earnings Per Share (filed herewith)                           174

       27   Financial Data Schedule (filed herewith)                      175

 B. Reports on Form 8-K.

 No reports on Form 8-K were filed during the third quarter of 1999.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                           THE RYLAND GROUP, INC.
                           Registrant

November 12, 1999          By: /S/ Timothy J. Geckle
-----------------              ---------------------
Date                          Timothy J. Geckle
                              Senior Vice President
                              General Counsel and Secretary

November 12, 1999          By: /S/ David L. Fristoe
-----------------              --------------------
Date                           David L. Fristoe, Vice President
                               and Corporate Controller
                               (Principal Accounting Officer)

                                INDEX OF EXHIBITS

A. Exhibits                                                           Page of
                                                                   Sequentially
Exhibit No.                                                       numbered pages

 10.5  Restated Credit Agreement dated as of October 19, 1999,         19-173
       Between The Ryland Group, Inc. and Certain Banks.
       (filed herewith)

  11   Earnings Per Share (filed herewith)                               174

  27   Financial Data Schedule (filed herewith                           175

