Form 10-K
period 1999-12-31
RYLAND GROUP INC
filed 2000-03-27
CIK 85974

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-K

                            ------------------------

/X/  Annual Report  Pursuant to Section 13 or 15 (d) of the Securities  Exchange
     Act of 1934 [Fee Required]

      For the fiscal year ended December 31, 1999

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
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

                       21800 Burbank Boulevard, Suite 300
                        Woodland Hills, California 91367
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (818) 598-4400

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

             Yes / X /          No /   /

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  /   /

The aggregate market value of the Common Stock of The Ryland Group, Inc., held by non-affiliates of the registrant (13,530,302 shares) as of February 17, 2000, was $230,860,779.  The number of shares of common stock of The Ryland Group,
Inc., outstanding on February 17, 2000 was 13,555,560.

                       DOCUMENTS INCORPORATED BY REFERENCE

Name of Document                                            Location in Report
----------------                                            ------------------

Proxy Statement for 2000 Annual Meeting of Stockholders          Parts I, III

Annual Report to Shareholders for the year ended
 December 31, 1999                                               Parts II, IV

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

Registration Statement on Form S-3, Registration 333-03791       Part IV

Form 8-K filed July 2, 1996                                      Part IV

Form 10-K for the year-ended December 31, 1996                   Part IV

Form 10-K for the year-ended December 31, 1997                   Part IV

Form 10-Q for the quarter-ended September 30, 1999               Part IV

Form 10-Q for the quarter-ended June 30, 1999                    Part IV

                             THE RYLAND GROUP, INC.

                                    FORM 10-K

                                      INDEX

Item No.

PART I

PART II

   Item 5.    Market for the Company's Common Stock and Related
              Stockholder Matters............. ............................11
   Item 6.    Selected Financial Data......................................11
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................11
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...11
   Item 8.    Financial Statements and Supplementary Data..................11
   Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....................................11

PART III

   Item 10.   Directors and Executive Officers of the Registrant...........12
   Item 11.   Executive Compensation.......................................12
   Item 12.   Security Ownership of Certain Beneficial Owners
              and Management...............................................12
   Item 13.   Certain Relationships and Related Transactions...............12

PART IV

   Item 14.   Exhibits, Financial Statement Schedules, and Reports

                                     PART I

Item 1.  Business

With headquarters in Southern  California,  The Ryland Group, Inc. ("Ryland") is
one of the nation's largest homebuilders and mortgage-finance  company.  Founded in 1967,  the  Company  has built more than  170,000  homes  during its  32-year
history.   Ryland   Mortgage   Company,    founded   in   1978,   has   provided
mortgage-financing and related services for more than 150,000 homebuyers.

Today,  Ryland homes are available in 260  communities  in 21 markets across the country. The Company's home prices range from $90,000 to more than $500,000. The current average price of a Ryland home is $190,000.

The Company's operations span the significant aspects of the home-buying process
-  from  the  design,   construction   and  sale  of   single-family   homes  to
mortgage-financing,   title  insurance,   settlement  and  escrow  services  and
homeowners insurance.

As used herein,  the term  "Company"  refers to The Ryland  Group,  Inc. and its subsidiaries, unless the context indicates otherwise.

Homebuilding
------------

Markets  Ryland markets and builds homes that are  constructed  on-site in three
-------
regions which include 21 of the nation's  strongest  housing markets.  The three regions are the North,  South and West.  As of December  31,  1999,  the Company
operated in the following metropolitan markets:

     Region        Major Markets Served
     ------        --------------------

     North:        Baltimore, Washington,  D.C./Northern Virginia, Chicago,
                   Cincinnati, Indianapolis, Minneapolis

     South:        Atlanta, Charlotte,  Greenville,  Orlando, West Florida,
                   Austin, San Antonio, Dallas, Houston

     West:         Denver, Phoenix, San Diego, Los Angeles, Bay Area, Sacramento

Ryland markets  detached and attached single family homes generally  targeted to the  entry-level,  and first-time and  second-time  move-up  buyers,  as well as active adults seeking retirement housing.  The Company markets through a diverse product line tailored to local styles and  preferences in each of its geographic markets.  The product line offered in a particular  community is  determined  in conjunction with the land acquisition process, and is dependent upon a number of factors,  including consumer preferences,  competitive product offerings and the cost of building lots in a community.

The Company developed 400 new home designs in 1999 - bringing to more than 1,200 the number of new floor plans the Company has introduced since 1993. The Company generally  outsources  architectural  services  to a network  of  architects  to increase  creativity  and to ensure that its home  designs are  consistent  with local market preferences.

The Company's operations in each of its homebuilding markets may differ based on a number of  market-specific  factors.  These factors include regional  economic conditions  and job growth;  land  availability  and the local land  development process; consumer tastes; competition from other builders of new homes; and home resale activity.  The Company considers each of these factors when entering into new markets or determining  the extent of its operations and capital  allocation in existing markets.

Land  Acquisition and Development As of December 31, 1999, the Company  operated in 260 communities in 21 markets across the country.  The Company's objective is to  control  a  portfolio  of  building  lots  sufficient  to  meet  anticipated homebuilding  requirements  for a  period  of  two  to  three  years.  The  land acquisition process is controlled through a corporate land approval committee to help  ensure  that  transactions  meet the  Company's  standards  for  financial performance and risk. In the ordinary course of its homebuilding  business,  the
Company  utilizes  both  direct  acquisition  and  option  contracts  to control building  lots for use in the sale and  construction  of  homes.  The  Company's direct  land  acquisition  activities  include  the bulk  purchase  of  finished building lots from land  developers  and the purchase of  undeveloped,  entitled land from third parties.  The Company generally does not purchase  unentitled or unzoned land.

Although control of lot inventory through the use of option contracts  minimizes the Company's  investment,  such a strategy is not viable in certain markets due to the absence of third party land  developers.  In other  markets,  competitive conditions may prevent the Company from controlling quality building lots solely through the use of option contracts. In such situations, the Company may acquire undeveloped,  entitled land and/or  finished  lots on a bulk basis.  The Company utilizes the selective  development  of land to gain access to prime  locations, increase  margins and position the Company as a leader in the community  through its influence over the community's character, layout and amenities.

As of  December  31,  1999,  the  Company  had  deposits  and  letters of credit outstanding  of $43.2  million  in  connection  with  option  and land  purchase contracts  having a total  purchase price of $624.5  million.  These options and commitments expire at various dates through 2002.

Materials Costs  Substantially  all materials used in the  construction of homes are  available  from a number  of  sources,  but may  fluctuate  in price due to various factors. To increase purchasing  efficiencies,  the Company standardizes certain  building  materials  and  products  in its homes and may  acquire  such products  through  national  supply  contracts.  The  Company  has  on  occasion experienced  shortages of certain  materials.  If shortages were to occur in the future, such shortages could result in longer construction times and higher cost than those experienced in the past.

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

Marketing  and  Customer  Service The Company  generally  markets  it's homes to entry-level,  first-time  and  second-time  move-up  buyers,  and active  adults seeking  retirement  housing,  through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stage of a community's  development.
Employees  and  independent  real  estate  brokers  sell  the  Company's  homes, generally by showing furnished model homes. The Company reports a new order when a  customer's  sales  contract is approved,  and records  revenue from a sale at closing.  The Company normally starts  construction of homes when a customer has selected a lot and floor plan and has received  preliminary  mortgage  approval.
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

Financial Services
------------------

The Ryland Mortgage Company provides  mortgage-related products and services for retail  customers  and conducts  investment  activities.  In recent  years,  the
Company has  repositioned  the Ryland  Mortgage  Company to align its operations with the homebuilding divisions by:

     o    leveraging the relationship with the Company's homebuilding segment to increase its capture rate for its homebuyer's loans;

     o    focusing  on retail  mortgage  loan  originations  and  improving  the efficiency of these activities through cost reduction  initiatives and improved profitability per loan;

     o    divesting non-core assets and lines of business, including the sale of loan servicing rights; and

     o    creating   value  for  Ryland   homebuyers   through   innovative  and
          competitive mortgage programs and related services.

Retail Operations

Loan  Origination  In  1999,  Ryland  Mortgage  Company's  mortgage  origination operations  consisted  primarily of the Company's  homebuilder loans, which were originated in  connection  with the sale of the  Company's  homes.  During 1999, mortgage operations  originated 7,106 loans totaling  approximately $1.1 billion of which 88 percent  were for  purchases  of homes  built by the  Company and 12 percent  were for  purchases  of homes  built by others,  purchases  of existing homes,  or for the  refinancing  of  existing  mortgage  loans.  In an effort to increased  its  focus on the  Company's  homebuilders  loan  production,  Ryland
Mortgage  Company  made  the  strategic   decision  to  reduce  its  third-party
originations  business by exiting  certain markets in the first quarter of 1999.
The Company has increased its focus by deploying  loan officers  directly to the homebuilding  communities  and by  utilizing  traffic and  prospect  information generated by the  homebuilding  sales and marketing  staff.  The Ryland Mortgage
Company capture rate of Ryland's homebuying customers was 68 percent in 1999.

The Company arranges various types of mortgage financing including conventional,
Federal Housing Administration (FHA), and Veterans Administration (VA) mortgages with various  fixed- and  adjustable-rate  features.  Federal Home Loan Mortgage
Corporation   (FHLMC),   Federal  National  Mortgage   Association  (FNMA),  and
Government  National Mortgage  Association (GNMA) approve the Company's mortgage operations.

Loan Servicing The  repositioning of Ryland Mortgage Company in recent years led to the sale of the majority of its loan servicing portfolio in the first quarter of 1998 and the remaining  portfolio  during 1999.  As a result,  the Company no longer services loans.

Title and Escrow Services  Cornerstone Title Company, a wholly owned subsidiary, provides title services  primarily to the Company's  homebuyers.  As of December
31,  1999,  Cornerstone  Title  had  offices  in  Colorado,  Florida,  Illinois,
Maryland,  Ohio, Texas and Virginia. The Company also operates an escrow company in California,  which performs  escrow and loan closing  functions  primarily on homes built by the Company. During 1999, Cornerstone Title captured 91percent of the title and escrow  business  related to settlement of the Company's  homes in the markets in which they operate.

Investment Operations

Ryland Mortgage Company's investment  operations hold certain assets,  primarily mortgage-backed securities and notes receivable, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the  Company's  limited-purpose  subsidiaries.  The Company earns a net interest spread on the investment  portfolio and may periodically  realize gains from the sale of mortgage-backed securities from the portfolio.

Real Estate and Economic Conditions
-----------------------------------

The Company is significantly affected by the cyclical nature of the homebuilding industry.  The  industry is  sensitive  to  fluctuations  in economic  activity, interest  rates  and  levels  of  consumer  confidence.  The  effects  of  these fluctuations  differ among the various  geographic  markets in which the Company operates.  Higher interest rates may affect the ability of buyers to qualify for mortgage  financing  and  decrease  demand  for new homes.  As a result,  rising interest  rates  generally  will decrease the Company's  home sales and mortgage originations.  The  Company's  business  is  also  affected  by  local  economic conditions,  such as employment rates and housing demand in the markets in which it builds homes. Some of the markets in which the Company operates have at times experienced a significant decline in housing demand.

Inventory risk can be substantial  for  homebuilders.  The market value of land, building lots and housing  inventories  fluctuates  significantly as a result of changing market and economic conditions.  In addition,  inventory-carrying costs can be  significant  and can result in losses in poorly  performing  projects or markets.  The Company must  continuously  seek and make acquisitions of land for expansion  into new markets as well as for  replacement  and  expansion  of land inventory  within its current  markets.  The Company  employs  various  measures including the land approval  process,  and continued review by senior management designed  to manage  inventory  risks.  The  Company  can not assure  that these measures will avoid or eliminate inventory risk.

Competition
-----------

The residential housing industry is highly competitive, and the Company competes in each of its  markets  with a large  number of  national,  regional  and local homebuilding companies.  Some of these companies are larger than the Company and have greater financial resources.  In addition, the increase in the availability of capital and  financing  in recent years has made it easier for both large and
small   homebuilders   to  expand  and  enter  new  markets  and  has  increased
competition.  This competition  could make it more difficult to acquire suitable land at acceptable  prices,  force an increase in selling incentives or lowering sales as dictated by local market conditions. Any of these could have an adverse impact on the Company's  financial  performance  or results of  operations.  The
Company also competes with other housing  alternatives  including existing homes and rental  housing.  Principal  competitive  factors in  homebuilding  are home price, design, quality, reputation, relationship with developers,  accessibility of  subcontractors,  availability  and  location  of lots  and  availability  of customer financing.

Regulatory and Environmental Matters
------------------------------------

The  homebuilding  segment is subject to various local,  state and federal laws,
ordinances,   rules  and  regulations   concerning   zoning,   building  design,
construction and similar matters. These include local regulations,  which impose restrictive  zoning and density  requirements  to limit the number of homes that can be built within the  boundaries of a particular  area.  The Company may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which it operates.

The  Company  is also  subject to a variety of local,  state and  federal  laws, ordinances,  rules and  regulations  concerning the protection of health and the environment.  The  Company  is  also  subject  to  a  variety  of  environmental conditions  that can affect its  business  and its  homebuilding  projects.  The particular  environmental  laws which apply to any given  homebuilding site vary greatly  according  to the  site's  location,  environmental  condition  and the present and former uses of the site,  and  adjoining  properties.  Environmental laws and  conditions  may  result in  delays,  may cause  the  Company  to incur substantial  compliance and other costs,  and can prohibit or severely  restrict homebuilding activity in certain environmentally sensitive regions or areas.

Ryland Mortgage Company is subject to the rules and regulations of HUD, FHA, VA,
FNMA,  FHLMC and GNMA with  respect  to  originating,  processing,  selling  and servicing mortgage loans. There are other federal and state laws and regulations affecting these  activities.  These rules and  regulations,  among other things, prohibit  discrimination  and establish  underwriting  guidelines  which include provisions for inspections and appraisals, require credit reports on prospective borrowers  and fix  maximum  loan  amounts.  The  Company is  required to submit audited financial  statements  annually,  and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by these regulatory  agencies and state agencies at all times to assure  compliance with the applicable regulations,  policies and procedures.  Mortgage origination
activities   are  subject  to  the  Equal  Credit   Opportunity   Act,   Federal
Truth-in-Lending  Act  and  Real  Estate  Settlement   Procedures  Act  and  the
associated regulations which prohibit  discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

Employees
---------

At December 31, 1999, the Company employed 2,130 people.  The Company  considers its employee  relations to be good. No employees are represented by a collective bargaining agreement.

Item 2.    Properties

The Company  leases  office  space for its  corporate  headquarters  in Woodland
Hills,  California  and its temporary  headquarters  in Columbia,  Maryland.  In addition,  the Company  leases  office space in the various  markets in which it operates.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No  matters  were  submitted  to a vote of  security  holders  during the fourth quarter of the year ended December 31, 1999.

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company:

     Name              Age    Position (date elected to position)
                              Prior Business Experience
-------------------------------------------------------------------------------

R.Chad Dreier          52     Chairman of the Board of Directors (1994), President
                              and Chief Executive Officer of the Company (1993).

Robert J. Cunnion,III  44     Senior Vice President, Human Resources of the
                              Company (1999), Vice President, Human Resources -
                              West Region (1993-1999).

Eric E. Elder          43     Senior Vice President, Marketing of the Company
                              (2000), Vice President, Marketing - West Region
                              (1995-1999)

David L. Fristoe       43     Senior Vice President,  Controller and Chief
                              Accounting  Officer of the Company (2000),  Vice
                              President,  Controller and Chief Accounting Officer
                              of the Company (1999), Vice President, Financial
                              Operations - West Region (1995-1999).

John M. Garrity        53     Senior Vice President of the Company (1995),
                              President of the South Region of Ryland Homes (1996),
                              President of the   Southeast Region of Ryland Homes
                              (1994-1996).

Timothy J. Geckle      47     Senior Vice President, General Counsel and Secretary
                              of the Company (1997).  Vice President, Deputy General
                              Counsel (1995-1996).  Corporate Counsel (1991-1995).

Gordon A. Milne        48     Senior Vice President and Chief Financial Officer of
                              the Company (2000).  Senior Vice President of
                              Finance and Chief Financial Officer of Agrium, Inc.
                              (1996-1999).  Division President of Occidental
                              Petroleum Ltd. (1994-1996).

Frank J. Scardina      52     Senior Vice President of the Company (1994),
                              President of West Region of Ryland Homes (1996),
                              President of California Region of Ryland Homes
                              (1994-1996).

Daniel G. Schreiner    42     Senior Vice President of the Company (1999),
                              President, Ryland Mortgage Company (1998).  President,
                              Kaufman and Broad Mortgage Company (1991-1998).

Kipling W. Scott       45     Senior Vice President of the Company (1995),
                              President of the North Region of Ryland Homes (1997),
                              President of Midwest Region of Ryland Homes (1994-1997).

The board of directors elects all officers.

There are no family  relationships,  arrangements or understandings  pursuant to which any of the officers  listed were elected.  For a description of employment and severance  arrangements with certain executive officers of the Company,  see page 9 of the Proxy Statement for the 2000 Annual Meeting of Stockholders.

PART II

Item 5.    Market for the Company's Common Stock and Related Stockholder
           Matters

The  information  required by this item is  incorporated  by reference  from the section entitled "Common Stock Prices and Dividends" appearing on page 43 of the
Annual Report to Shareholders for the year ended December 31, 1999.

Item 6.    Selected Financial Data

The  information  required by this item is  incorporated  by reference  from the section  entitled  "Selected  Financial Data" appearing on page 21 of the Annual
Report to Shareholders for the year ended December 31, 1999.

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations

The  information  required by this item is  incorporated  by reference  from the section entitled "Management's  Discussion and Analysis of Results of Operations
and Financial  Condition"  appearing on pages 22 through 26 of the Annual Report to Shareholders for the year ended December 31, 1999.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The  information  required by this item is  incorporated  by reference  from the section entitled  "Management's  Discussion and Analysis of Financial  Condition
and Results of Operations", Market Risk Summary, appearing on page 25 through 26 of the Annual Report to Shareholders for the year ended December 31, 1999.

Item 8.    Financial Statements and Supplementary Data

The  information  required by this item is  incorporated  by reference  from the information  appearing  on pages 27  through  40 and from the  section  entitled
"Quarterly  Financial Data and Common Stock Prices and  Dividends"  appearing on page 43 of the Annual  Report to  Shareholders  for the year ended  December 31,
1999.

Item 9.    Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure

During  the  fiscal  years  ended  December  31,  1999 and 1998,  there  were no disagreements  between  the  Company  and  its  accountants  on  any  matter  of accounting principle or financial statement disclosure.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information  as to the Company's  Directors is  incorporated  by reference  from pages 2 and 4 of the Company's  Proxy  Statement for its 2000 Annual  Meeting of
Stockholders.  Information as to the Company's executive officers is shown under
Part I as a separate item.

Item 11.   Executive Compensation

The information  required by this item is incorporated by reference from pages 5 through 10 of the  Company's  Proxy  Statement  for its 2000  Annual  Meeting of
Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The  information  required by this item is incorporated by reference from page 3 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this Item.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  1.   Financial Statements.

          The following  consolidated  financial statements of The Ryland Group,
          Inc., and Subsidiaries,  included in the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference in
          Item 8:

          Consolidated  Statements of Earnings - years ended  December 31, 1999,
          1998 and 1997.

          Consolidated Balance Sheets - December 31, 1999 and 1998.

          Consolidated Statements of Stockholders' Equity - years ended December
          31, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows - years ended December 31, 1999,
          1998 and 1997.

          Notes to Consolidated Financial Statements.

(a)  2.   Financial Statement Schedules. (filed herewith)               Page No.
                                                                        --------

           Schedule II - Valuation and Qualifying Accounts.. ...............16

          Schedules  not listed above have been omitted  because they are either inapplicable  or  the  required  information  has  been  given  in the financial statements or notes thereto.

(a)  (a)  3.  Exhibits

          The following  exhibits are included with this report or  incorporated herein by reference as indicated below:

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

         4.3   Senior   Subordinated   Notes  dated  as  of  November  4,  1993.
               (Incorporated  by reference from  Registration  Statement on Form
               S-3, Registration No. 33-48071)

         4.4   Indenture  dated as of June 28, 1996,  between The Ryland  Group,
               Inc., and Chemical Bank, as Trustee.  (Incorporated  by reference from Form 8-K filed July 2, 1996)

         4.5   Senior  Notes  dated  as  of  June  10,  1996.  (Incorporated  by reference from Registration  Statement on Form S-3,  Registration
               No. 333-03791)

         4.6   Senior   Subordinated   Notes   dated  as  of  April  13,   1998.
               (Incorporated  by reference from  Registration  Statement on Form
               S-3, Registration No. 33-50933 and 333-03791)

         10.1  Lease  Agreement   between  Seventy   Corporate   Center  Limited
               Partnership  and The Ryland  Group,  Inc.  dated April 17,  1990.
               (Incorporated  by  reference  from Form  10-K for the year  ended
               December 31, 1990)

         10.2  Lease Agreement between Kilroy Realty Group and The Ryland Group,
               Inc. dated December 29, 1999. (Filed herewith)

         10.3* 1992  Equity   Incentive  Plan  of  The  Ryland  Group,   Inc.
               (Incorporated  by reference  from Form 10-Q for the quarter ended
               June 30, 1992)

         10.4* 1992  Non-Employee  Director  Equity Plan of The Ryland  Group,
               Inc., as amended.  (Incorporated  by reference from Form 10-Q for the quarter ended June 30, 1994)

         10.5  Restated Credit  Agreement dated as of October 19, 1999,  between
               The Ryland  Group,  Inc.,  and certain  banks.  (Incorporated  by reference  from Form 10-Q for the  quarter  ended  September  30,
               1999)

(a)   3.   Exhibits, continued

       Exhibit No.

         10.6  Restate  Credit  Agreement  dated May 21,  1999,  between  Ryland
               Mortgage  Company;   Associates  Mortgage  Funding   Corporation;
               BankOne,  Texas,  N.A.;  and certain  lenders.  (Incorporated  by reference from Form 10-Q for the quarter ended June 30, 1999)

         10.7* Employment  Agreement dates as of April 21, 1999 between R. Chad
               Dreier and The Ryland Group, Inc. (Incorporated by reference from
               Form 10-Q for the quarter ended June 30, 1999)

         10.8* Senior  Executive  Severance  Agreement,  between the  executive officers of the Company and The Ryland Group, Inc.  (Incorporated
               by reference from Form 10-K for the year ended December 31, 1996)

         10.9* Amendment  and  Restatement  of  the  Executive  and  Director
               Deferred  Compensation  Plan  Effective  March  1,  1998.  (Filed
               herewith)

        10.10* Non-Employee  Directors'  Stock Unit Plan  between  The Ryland
               Group,  Inc.  and the Board of  Directors,  effective  January 1,
               1998.  (Incorporated  by  reference  from  Form 10-K for the year ended December 31, 1997)

         11    Computation of Per Share Earnings. (Filed herewith)

         13    Annual  Report to  Shareholders  for the year ended  December 31,
               1999. (Filed herewith)

         21    Subsidiaries of the Registrant. (Filed herewith)

         23    Consent  of  Ernst and Young  LLP,  Independent  Auditors.
               (Filed herewith)

         24    Power of Attorney. (Filed herewith)

         27    Financial Data Schedule. (Filed herewith)

* Executive Compensation Plan or Arrangement

(b)  There were no reports on Form 8-K filed in the fourth quarter of 1999.

The Ryland Group, Inc., and Subsidiaries
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(dollar amounts in thousands)

                    Balance at   Charged to     Charged   Deductions    Balance at
                    Beginning    Costs and     to Other       and         End of
Description         of Period    Expenses      Accounts    Transfers    Period (1)

Valuation allowance:
Homebuilding inventories

          1999      $ 6,233      $ 2,952      $     0      $(5,585)      $ 3,600
          1998        2,967        4,188            0         (922)        6,233
          1997        3,052          580            0         (665)        2,967

Valuation allowance:
Investment in and advances
to joint ventures

          1999      $ 1,000      $     0      $     0      $     0       $ 1,000
          1998            0        1,000            0            0         1,000
          1997        6,500            0            0       (6,500)            0

(1)  Balances  as of  December  31,  1999,  1998 and 1997,  represent  valuation allowances for assets to be disposed of.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.

By:         /s/ R. Chad Dreier                              March 24, 2000
            -------------------------------------
            R. Chad Dreier, Chairman of the Board,
            President, and Chief Executive Officer
            (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ R. Chad Dreier                                          March 24, 2000
----------------------------------
R. Chad Dreier
Chief Executive Officer

Principal Accounting Officer:

/s/ David L. Fristoe                                        March 24, 2000
------------------------------------
David L. Fristoe
Chief Accounting Officer

Majority of the Board of Directors:  R. Chad Dreier; James A. Flick, Jr.; Leslie
M. Frecon;  William L. Jews; William G. Kagler; Robert E. Mellor;  Charlotte St.
Martin.

By:         /s/ Timothy J. Geckle                           March 24, 2000
            ---------------------
            Timothy J. Geckle
            As Attorney-in-Fact

                                                                                 Page Of
                                                                              Sequentially
                                                                              Numbered Pages
                                                                              --------------

INDEX OF EXHIBITS

10.2     Lease  Agreement  between  Kilroy Realty Group and The Ryland            19-87
         Group,  Inc. dated December 29, 1999

10.11    Amendment  and  Restatement  of  the  Executive  and  Director
         Deferred Compensation Plan Effective March 1, 1998                       88-109

11       Computation of Per Share Earnings                                         110

13       Annual Report to Shareholders for the year ended December 31, 1999      111-133

21       Subsidiaries of the Registrant                                            134

23       Consent of Ernst and Young LLP, Independent Auditors                      135

24       Power of Attorney                                                         136

27       Financial Data Schedule                                                   137

