Form 10-Q
period 2000-03-31
RYLAND GROUP INC
filed 2000-05-12
CIK 85974

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

                               or

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

                      21800 Burbank Boulevard, Suite 300
                       Woodland Hills, California 91367
                                (818) 598-4400
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

                                 Yes [X]   No [ ]

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

The number of shares of common stock of The Ryland Group,  Inc.,  outstanding on
May 5, 2000 was 13,056,877.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                         Page Number(s)
                                                                         --------------

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at March 31, 2000
            (unaudited) and December 31, 1999                                1-2

            Consolidated Statements of Earnings for the
             Three Months Ended March 31, 2000
              and 1999 (unaudited)                                             3

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999
            (unaudited)                                                        4

            Notes to Consolidated Financial Statements (unaudited)           5-7

  Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      8-13

  Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                                      14

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 15

  Item 6.   Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                    16

INDEX OF EXHIBITS                                                             17

PART I.  FINANCIAL INFORMATION
  Item I.  Financial Statements

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                                     March 31,     December 31,
                                                                       2000            1999
                                                                  ------------    -------------
                                                                   (unaudited)
ASSETS

  Homebuilding:
    Cash and cash equivalents                                     $     58,625    $     36,297
    Housing inventories:
       Homes under construction                                        461,500         432,735
       Land under development and improved lots                        450,756         389,946
                                                                  ------------    ------------
       Total inventories                                               912,256         822,681

    Property, plant and equipment                                       29,590          26,619
    Purchase price in excess of net assets acquired                     21,270          21,710
    Other assets                                                        50,400          48,064
                                                                  ------------    ------------
                                                                     1,072,141         955,371
                                                                  ------------    ------------
  Financial Services:
    Cash and cash equivalents                                           23,971          33,629
    Mortgage loans held-for-sale                                        50,675          40,520
    Mortgage-backed securities and notes receivable                    101,068          99,249
    Other assets                                                         5,336          16,326
                                                                  ------------    ------------
                                                                       181,050         189,724
                                                                  ------------    ------------

  Other Assets:
    Collateral for bonds payable of
     limited-purpose subsidiaries                                       29,608          39,633
    Net deferred taxes                                                  32,137          32,134
    Other                                                               34,738          31,461
                                                                  ------------    ------------
    Total assets                                                  $  1,349,674    $  1,248,323
                                                                  ------------    ------------

See Notes to Consolidated Financial Statements

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                                    March 31,     December 31,
                                                                       2000            1999
                                                                  ------------    ------------
                                                                   (unaudited)
LIABILITIES

  Homebuilding:
    Accounts payable and other liabilities                        $    198,876    $    208,133
    Long-term debt                                                     510,000         378,000
                                                                  ------------    ------------
                                                                       708,876         586,133
                                                                  ------------    ------------
  Financial Services:
    Accounts payable and other liabilities                               7,114           7,211
    Short-term notes payable                                           157,450         157,458
                                                                  ------------    ------------
                                                                       164,564         164,669
                                                                  ------------    ------------
  Other Liabilities:
    Bonds payable of limited-purpose subsidiaries                       27,675          37,339
    Other                                                               67,317          73,645
                                                                  ------------    ------------
    Total liabilities                                                  968,432         861,786
                                                                  ------------    ------------
STOCKHOLDERS' EQUITY

    Convertible preferred stock, $1 par value:
      Authorized - 1,400,000 shares
      Issued - 334,948 shares (350,137 for 1999)                           335             350
    Common stock, $1 par value:
      Authorized - 78,600,000 shares
      Issued - 13,098,542 shares (13,850,819 for 1999)                  13,099          13,851
    Paid-in capital                                                     57,502          71,730
    Retained earnings                                                  309,386         299,547
    Accumulated other comprehensive income                                 920           1,059
                                                                  ------------    ------------
    Total stockholders' equity                                         381,242         386,537
                                                                  ------------    ------------
    Total liabilities and stockholders' equity                    $  1,349,674    $  1,248,323
                                                                  ------------    ------------

Stockholders' equity per common share                             $      28.38    $      27.22
                                                                  ------------    ------------

See Notes to Consolidated Financial Statements

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(amounts in thousands, except share data)

                                                                   Three months ended March 31,
                                                                      2000            1999
                                                                  ------------    ------------

Revenues:

   Homebuilding:
     Residential revenue                                          $    411,449    $    387,260
     Other revenue                                                       8,869           4,054
                                                                  ------------    ------------
     Total homebuilding revenue                                        420,318         391,314
   Financial services                                                    7,950          10,588
   Limited-purpose subsidiaries                                            744           2,137
                                                                  ------------    ------------
         Total revenues                                                429,012         404,039
                                                                  ------------    ------------

Expenses:

   Homebuilding:
     Cost of sales                                                     352,981         327,490
     Selling, general and administrative                                43,178          42,406
     Interest                                                            2,546           2,609
                                                                  ------------    ------------
     Total homebuilding expenses                                       398,705         372,505

   Financial services:
     General and administrative                                          5,179           5,916
     Interest                                                            2,053           2,453
                                                                  ------------    ------------
     Total financial services expenses                                   7,232           8,369

   Limited-purpose subsidiaries                                            744           2,137

   Corporate expenses                                                    4,417           4,159
                                                                  ------------    ------------
         Total expenses                                                411,098         387,170

Earnings before taxes                                                   17,914          16,869

Tax expense                                                              6,986           6,748
                                                                  ------------    ------------
Net earnings                                                      $     10,928    $     10,121
                                                                  ------------    ------------

Net earnings per common share:
       Basic                                                      $       0.80    $       0.67
       Diluted                                                    $       0.78    $       0.65

Average common shares outstanding:
       Basic                                                        13,449,381      14,810,457
       Diluted                                                      14,009,823      15,669,174

See Notes to Consolidated Financial Statements

The Ryland Group, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(amounts in thousands)                                            Three months ended March 31,
                                                                       2000            1999
                                                                  ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                      $     10,928    $     10,121
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                                          5,623           6,232
  Increase in inventories                                              (89,575)        (43,346)
  Net change in other assets, payables
   and other liabilities                                               (11,184)        (29,698)
  (Increase) decrease in mortgage loans held-for-sale                  (10,155)         45,720
  Other operating activities, net                                           21          (1,185)
                                                                  ------------    ------------
Net cash used for operating activities                                 (94,342)        (12,156)
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Net additions to property, plant and equipment                          (7,004)         (9,412)
Net principal reduction of mortgage collateral                           4,106           9,188
Net principal reduction of mortgage-backed securities,
  available-for-sale                                                       500           3,757
Principal reduction of mortgage-backed securities,
  held-to-maturity                                                       1,977           4,551
Other investing activities, net                                            616          (2,962)
                                                                  ------------    ------------
Net cash provided by investing activities                                  195           5,122
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds of long-term debt                                        132,000          59,498
Reduction of long-term debt                                                  0             (60)
Decrease in short-term notes payable                                        (8)        (48,243)
Bond principal payments                                                 (9,744)         (5,765)
Common and preferred stock dividends                                      (747)           (820)
Common stock repurchases                                               (14,185)              0
Other financing activities, net                                           (499)          2,412
                                                                  ------------    ------------
Net cash provided by financing activities                              106,817           7,022
                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                    12,670             (12)
Cash and cash equivalents at beginning of period                        69,926          49,784
                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     82,596    $     49,772
                                                                  ------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized interest)              $      5,236    $      5,618
Cash paid for income taxes (net of refunds)                       $      7,411    $      7,404

See Notes to Consolidated Financial Statements.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except for share data, in all notes)

Note 1.  Consolidated Financial Statements

The consolidated  financial  statements include the accounts of The Ryland Group and its wholly owned  subsidiaries  ("the Company").  Intercompany  transactions have been eliminated in consolidation.

The consolidated balance sheet as of March 31, 2000, the consolidated statements of  earnings  for the  three  months  ended  March 31,  2000 and  1999,  and the consolidated  statements of cash flows for the three months ended March 31, 2000 and 1999,  have been prepared by the Company  without  audit.  In the opinion of
management,   all  adjustments,   which  include  normal  recurring  adjustments
necessary to present  fairly the financial  position,  results of operations and cash flows at March 31, 2000, and for all periods presented, have been made. The consolidated  balance  sheet at  December  31,  1999 is taken  from the  audited financial  statements  as of that  date.  Certain  amounts  in the  consolidated statements have been reclassified to conform to the 2000 presentation.

Certain information and footnote  disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial  statements and related notes included in the Company's 1999 annual report to shareholders.

The  results of  operations  for the three  months  ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

Assets  presented  in  the  financial   statements  are  net  of  any  valuation
allowances.

The following table is a summary of capitalized interest:

                                           2000        1999
                                        --------    --------
Capitalized interest as of January 1,   $ 26,970    $ 21,600
Interest capitalized                       8,508       6,029
Interest amortized to cost of sales       (4,645)     (3,999)
                                        --------    --------
Capitalized interest as of March 31,    $ 30,833    $ 23,630
                                        --------    --------

Note 2.  New Accounting Pronouncements

FASB 133

In June 1998,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial  Accounting  Standards No. 133 (FAS 133),  "Accounting  for Derivative
Instruments  and Hedging  Activities."  In June 1999,  the Financial  Accounting
Standards  Board  delayed,  for one year,  the effective  date of FAS 133 to all years  beginning  after June 15, 2000.  FAS 133 requires all  derivatives  to be recorded  on the  balance  sheet at fair value and  establishes  new  accounting procedures for hedges that will effect the timing of recognition  and the manner in which  hedging gains and losses are  recognized  in the  Company's  financial statements.  The Company is currently in the process of evaluating the impact of
FAS 133. The Company will adopt FAS 133 on January 1, 2001.

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS - continued  (unaudited)
(amounts in thousands, except for share data, in all notes)

Note 3.  Segment Information

Operations of the Company  consist of two business  segments:  homebuilding  and financial services.  The Company's  homebuilding segment specializes in the sale and construction of  single-family  attached and detached housing in 21 markets.
The financial services segment provides  mortgage-related  products and services primarily  for Ryland  Homes'  customers  and  conducts  investment  activities.
Corporate expenses represent the costs of corporate functions, which support the business segments.

                              Three months ended March 31,
                                    2000        1999
                                 --------    --------
Earnings before taxes
  Homebuilding                   $ 21,613    $ 18,809
  Financial services                  718       2,219
  Corporate and other              (4,417)     (4,159)
                                 --------    --------
Total                            $ 17,914    $ 16,869
                                 ========    ========

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share.  The assumed  conversion  of  preferred  stock was dilutive for the three months ended March 31, 2000 and 1999.

                                                   Three months ended March 31,
                                                       2000            1999
                                                 ------------    ------------
Numerator:
  Net earnings                                   $     10,928    $     10,121
  Preferred stock dividends                              (185)           (223)
                                                 ------------    ------------
  Numerator for basic earnings per share -
    available to common stockholders                   10,743           9,898
  Effect of dilutive securities -
    preferred stock dividends                             185             223
  Numerator for diluted earnings per share -
    available to common stockholders             $     10,928    $     10,121
                                                 ------------    ------------
Denominator:
  Denominator for basic earnings per share -
    weighted-average shares                        13,449,381      14,810,457
  Effect of dilutive securities:
    Stock options                                     140,854         311,226
    Equity incentive plan                              77,046         137,048
    Conversion of preferred shares                    342,542         410,443
                                                 ------------    ------------
  Dilutive potential common shares                    560,442         858,717
  Denominator for diluted earnings per share -
    adjusted weighted-average shares and
    assumed conversions                            14,009,823      15,669,174

BASIC EARNINGS PER SHARE                         $       0.80    $       0.67

DILUTED EARNINGS PER SHARE                       $       0.78    $       0.65

The Ryland Group, Inc. and subsidiaries
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS - continued (unaudited)
(amounts in thousands, except for share data, in all notes)

Note 5.  Commitments and Contingencies

Refer to Part II, Other Information,  Item 1, Legal Proceedings of this document for updated information regarding the Company's commitments and contingencies.

Note 6.  Comprehensive Income

Comprehensive  income  consists  of net income and the  increase  or decrease in unrealized  gains or losses on the Company's  available-for-sale  securities and totaled  $10.8  million and $10.0  million for the three  months ended March 31,
2000 and 1999, respectively.

Note 7.  Financial Services Short-Term Notes Payable

In March 2000, the Company renewed and extended a revolving credit facility used to  finance  investment  securities  in  the  financial  services  segment.  The facility,  previously  $100 million,  was renewed at $35 million.  The agreement extends through March 2001, bears interest at market rates and is collateralized by investment portfolio securities.  Borrowings  outstanding under this facility were $18.2  million and $19.6  million at March 31, 2000 and  December 31, 1999, respectively.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
CONSOLIDATED

For the first quarter of 2000, the Company  reported  consolidated  net earnings from  operations of $10.9 million,  or $.80 per share ($.78 per share  diluted).
This compared with  consolidated  net earnings from operations of $10.1 million, or $.67 per share ($.65 per share  diluted) for the first  quarter of 1999.  The increase of $.8 million, or $.13 per share, was driven by increased homebuilding revenue and closing volume.

The homebuilding segment reported pretax earnings of $21.6 million for the first quarter of 2000, a $2.8 million increase over the $18.8 million reported for the first quarter of 1999.  Homebuilding results in the first quarter increased over last year primarily due to higher closings.  Pretax homebuilding margins reached
5.1  percent in the first  quarter  of 2000  versus  4.8  percent  for the first quarter of 1999.

The financial services segment reported operating pretax earnings of $.7 million for the first quarter of 2000, compared with $2.2 million for the same period in
1999. The decrease from the prior year was attributable  primarily to a decrease in the  holding  period  for loans in the  fourth  quarter  of 1999,  and a 15.8 percent decrease in originations. In addition, the decrease was partially offset
by  earnings  growth  in  title  operations  and  savings  from   cost-reduction
initiatives.

Corporate expenses represent the cost of corporate functions,  which support the business  segments.  Corporate expenses of $4.4 million for the first quarter of
2000 were slightly higher than in the prior year.

Although   the   Company's   limited-purpose   subsidiaries   no  longer   issue
mortgage-backed securities and mortgage-participation  securities, they continue to hold  collateral for  previously  issued  mortgage-backed  bonds in which the
Company  maintains  a  residual  interest.  Revenues,  expenses,  and  portfolio balances  continue to decline as the mortgage  collateral  pledged to secure the bonds  decreases due to scheduled  payments,  prepayments and exercises of early redemption  provisions.  Revenues have approximated  expenses for the last three years.

HOMEBUILDING SEGMENT

Results of operations from the homebuilding segment are summarized as follows
($ amounts in thousands, except average closing price):

                                                  Three months ended
                                                        March 31,
                                                    2000       1999
                                                 --------   --------
Revenues
  Residential                                    $411,449   $387,260
  Other                                             8,869      4,054
                                                 --------   --------
  Total                                           420,318    391,314

Gross profit                                       67,337     63,824
Selling, general and
  administrative expenses                          43,178     42,406
Interest expense                                    2,546      2,609
                                                 --------   --------
Homebuilding pretax earnings                     $ 21,613   $ 18,809
                                                 ========   ========
Operational unit data
  New orders (units)                                3,172      2,980
  Closings (units)                                  2,161      2,045
Outstanding contracts at March 31
  Units                                             4,678      4,387
  Dollar value                                   $878,849   $809,812

Average closing price                            $190,000   $189,000

Homebuilding  revenues  increased  7.4  percent  for the first  quarter of 2000, compared  with the same  period  last year,  due to a 5.7  percent  increase  in closings  (2,161  homes  closed  compared  with 2,045 homes  closed in the first quarter of 1999).

Gross profit margins from home sales averaged 16.0 percent for the first quarter of 2000, a 50 basis point  decrease  from the 16.5 percent for the first quarter of 1999. The decrease is primarily  attributable  to the composition of closings for the period. For the quarter ended March 31, 2000, home sales in lower-margin communities were slightly higher than in the same period in the prior year.

New orders  increased  6.4 percent from the first  quarter of last year to 3,172 homes, representing the highest quarterly sales volume in the Company's history.
Sales  per  community  were up 3 percent  with the  Company  operating  in eight additional active communities than in the first quarter of 1999.

Outstanding  contracts as of March 31, 2000 were 4,678,  compared  with 4,387 at
March 31, 1999 and 3,667 at December 31, 1999.  Outstanding  contracts represent the Company's  backlog of sold, but not closed homes,  which generally are built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding  contracts at March 31, 2000 was $878.8  million,  an increase of
8.5 percent from March 31, 1999 and an increase of 27.3  percent  from  December
31, 1999.

Selling,  general  and  administrative  expenses,  as a  percentage  of revenue, decreased to 10.3 percent for the first quarter of 2000, versus 10.8 percent for the first quarter of 1999.  Compared  with the first  quarter of 1999,  interest expense declined slightly to $2.5 million in the first quarter of 2000.

FINANCIAL SERVICES

Results of operations of the Company's financial services segment are summarized as follows (amounts in thousands):

                                                      Three months
                                                     ended March 31,
                                                     2000       1999
                                                   -------    -------
Retail revenues
Interest and
  net origination fees                             $   618    $ 1,547
Net gains on sales of mortgages
  and servicing rights                               2,807      3,934
Loan servicing                                          11        424
Title/escrow                                         2,049      2,032
                                                   -------    -------
    Total retail revenue                             5,485      7,937

Revenue from investment operations                   2,465      2,651
                                                   -------    -------
Total revenues                                     $ 7,950    $10,588

Expenses
  General and administrative                         5,179      5,916
  Interest                                           2,053      2,453
                                                   -------    -------
  Total expenses                                     7,232      8,369

  Pretax earnings                                  $   718    $ 2,219
                                                   =======    =======

Pretax earnings by line of business were as follows (amounts in thousands):

                                                      Three months
                                                     ended March 31,
                                                     2000       1999
                                                   -------    -------
Retail                                             $   123    $ 1,489
Investments                                            595        730
                                                   -------    -------
Total                                              $   718    $ 2,219
                                                   -------    -------
                                       10

OPERATIONAL DATA:
                                                       Three months
                                                      ended March 31,
                                                     2000       1999
                                                   -------    -------
Retail operations:
  Originations                                       1,307      1,552
  Percent of Ryland Homes
    closings                                           96%        81%
  Ryland Homes capture rate                            63%        68%

Investment operations:
  Portfolio average
    balance (in millions)                          $ 100.7    $ 107.7

Revenues for the financial services segment decreased for the three month period ended March 31, 2000,  compared with the same period of 1999.  The decrease from the prior year was  attributable  primarily to a decrease in the holding  period for  loans  in the  fourth  quarter  of 1999,  and a 15.8  percent  decrease  in originations.

General and  administrative  expenses decreased for the three month period ended
March 31, 2000,  compared with the same period in the prior year, as a result of the  Company's  cost-reduction  initiatives.  Interest  expense  decreased  16.3 percent for the three months ended March 31, 2000 compared  with 1999,  due to a reduction in origination volume compared with the same period in the prior year.

Retail operations include residential mortgage origination,  loan servicing, and title,  escrow and homeowners  insurance  services for retail customers.  Retail operations reported pretax earnings of $.1 million for the first quarter of 2000 compared with $1.5 million for the same period last year.

Mortgage origination volume decreased by 15.8 percent for the three month period ended March 31, 2000,  compared with the same period last year.  The decline was primarily due to a decrease in third party originations.

Investment operations hold certain assets, primarily mortgage-backed securities, which were obtained as a result of the exercise of redemption  rights on various
mortgage-backed   bonds  previously  owned  by  the  Company's   limited-purpose
subsidiaries.  Pretax earnings from  investment  operations were $.6 million for the first quarter  compared with $.7 million in the prior year. The decrease was primarily  the result of  decreases  in the  average  portfolio  balance and the weighted  average coupon rate of the  portfolio,  which resulted in a decline in interest and other income.

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company's homebuilding and financial services segments are generally provided from outside  borrowings and internally  generated funds.
The Company  believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding  segment's borrowings include senior notes, senior subordinated notes, an unsecured  revolving  credit facility,  and nonrecourse  secured notes payable.  Senior and senior  subordinated notes outstanding totaled $308 million as of March 31, 2000 and December 31, 1999.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. This facility matures in October
2003, and provides for borrowings up to $375 million.  There was $202 million in outstanding  borrowings under this facility as of March 31, 2000 and $70 million in  outstanding  borrowings  at December  31,  1999.  The Company had letters of credit  outstanding  under this facility  totaling $50 million at March 31, 2000 and $49 million at December 31, 1999. To finance land purchases, the Company may also use seller-financed, non-recourse secured notes payable. At March 31, 2000, such notes payable outstanding  amounted to $10 million compared with $8 million at December 31, 1999.

Housing  inventories  increased to $912 million as of March 31, 2000,  from $823 million as of December 31, 1999.  The increase  reflects a higher sold inventory related to the significant  increase in quarter-end  backlog, and an increase in land under development and improved lots commensurate with growth.  The increase in inventory was funded with internally generated funds and borrowings under the revolving credit facility.

The financial services segment uses cash generated from operations and borrowing arrangements  to finance its  operations.  The  financial  services  segment has borrowing  arrangements that include a credit facility which provides up to $200 million for  mortgage  warehouse  funding  and  matures in May 2002;  repurchase agreement  facilities  aggregating  $150  million;  and a $35 million  revolving credit facility used to finance investment  portfolio  securities.  At March 31,
2000 and December 31, 1999,  the combined  borrowings of the financial  services segment outstanding under all agreements were $157 million.

Mortgage loans,  notes receivable,  and  mortgage-backed  securities held by the limited-purpose  subsidiaries  were pledged as collateral for previously  issued mortgage-backed  bonds,  the terms of which  provided for the  retirement of all bonds  from the  proceeds  of the  collateral.  The  source of cash for the bond payments  was cash  received  from the  mortgage  loans,  notes  receivable  and mortgage-backed securities.

The Company has not guaranteed the debt of either the financial services segment or limited-purpose subsidiaries.

During the quarter ended March 31, 2000, the Company  repurchased  approximately
800,000 shares of its outstanding common stock at a cost of approximately  $14.2 million.  In February 2000, the Board of Directors approved the repurchase of of up to one million shares of the Company's  outstanding common stock. As of March
31, 2000, the Company had Board  authorization to repurchase up to an additional
999,800 shares of its common stock.  The Company's  repurchase  program has been funded through internally generated funds.

Note:  Certain  statements in Management's  Discussion and Analysis of Financial
Condition and Results of Operations may be  "forward-looking  statements" within the meaning of the Private  Securities  Litigation Act of 1995.  Forward-looking statements are based on various factors and  assumptions  that include risks and uncertainties,  such as the completion and profitability of sales reported,  the market  for  homes  generally  and in areas  where  the  Company  operates,  the availability  and cost of land,  changes in  economic  conditions  and  interest rates, the availability and increases in raw material and labor costs,  consumer confidence, government regulations, and general competitive factors, all or each of which may cause actual results to differ materially.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no other  material  changes in the  Company's  market  risk from
December 31, 1999. For information regarding the Company's market risk, refer to
Form 10-K for the fiscal year ended December 31, 1999, of The Ryland Group, Inc.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is party to various legal  proceedings  generally  incidental to its businesses.  Based on evaluation of these matters and discussions  with counsel, management  believes that  liabilities to the Company arising from these matters will not have a material  adverse effect on the overall  financial  condition of the Company.

                                                                       Page Number
                                                                       -----------

Item 6.   Exhibits and Reports on Form 8-K

A.    Exhibits

10.6    Restated Credit Agreement dated as of March 31, 2000,              18-31
        Between Ryland Mortgage Company; Associates Mortgage
        Funding Corporation; Chase Bank of Texas, N.A.; and
        certain lenders. (filed herewith)

27      Financial Data Schedule (filed herewith)                              32

B.    Reports on Form 8-K.

   No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                              THE RYLAND GROUP, INC.
                              Registrant

May 12, 2000                   By: /s/ Gordon A. Milne
Date                               -------------------
                                  Gordon A. Milne
                                  Senior Vice President and Chief Financial Officer
                                  (Principal Financial Officer)

May 12, 2000                   By: /s/ David L. Fristoe
Date                               --------------------
                                  David L. Fristoe
                                  Senior Vice President and Corporate Controller
                                  (Principal Accounting Officer)

                                INDEX OF EXHIBITS

A. Exhibits                                                              Page of
                                                                       Sequentially
Exhibit No.                                                           Numbered Pages
                                                                      --------------
10.6    Restated Credit Agreement dated as of March 31, 2000,              18-31
        Between Ryland Mortgage Company; Associates Mortgage
        Funding Corporation; Chase Bank of Texas, N.A.; and
        certain lenders. (filed herewith)

27      Financial Data Schedule (filed herewith)                              32

