Form 10-Q
period 2000-06-30
RYLAND GROUP INC
filed 2000-08-14
CIK 85974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2000

                                       or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to _________ .

                         Commission File Number: 1-8029


                             THE RYLAND GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Maryland                                    52-0849948
     (State of incorporation)              (I.R.S. employer identification no.)

                         24025 Park Sorrento, Suite 400
                           Calabasas, California 91302
                                  818.223.7500
          (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock of The Ryland Group, Inc., outstanding on August 7, 2000, was 12,951,630.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX



                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets at June 30, 2000                              1-2
             (unaudited) and December 31, 1999

           Consolidated Statements of Earnings for the                               3
             Three and Six Months Ended June 30, 2000
             and 1999 (unaudited)

           Consolidated Statements of Cash Flows for the                             4
             Six Months Ended June 30, 2000 and 1999
             (unaudited)

            Notes to Consolidated Financial Statements (unaudited)                   5-7

   Item 2. Management's Discussion and Analysis of Financial Condition               8-13
             and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                13

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                         14

   Item 4. Submission of Matters to a Vote of Security Holders                       14

   Item 6. Exhibits and Reports on Form 8-K                                          15

SIGNATURES                                                                           16

INDEX OF EXHIBITS                                                                    17

PART I. FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                      JUNE 30,     December 31,
                                                                        2000           1999
                                                                    -----------    ------------
                                                                    (UNAUDITED)
ASSETS

  HOMEBUILDING
    Cash and cash equivalents                                        $   54,400     $   36,297
    Housing inventories:
       Homes under construction                                         522,833        432,735
       Land under development and improved lots                         433,630        389,946
                                                                     ----------     ----------
       Total inventories                                                956,463        822,681

    Property, plant and equipment                                        31,774         26,619
    Purchase price in excess of net assets acquired                      20,829         21,710
    Other assets                                                         51,346         48,064
                                                                     ----------     ----------

                                                                      1,114,812        955,371
                                                                     ----------     ----------

  FINANCIAL SERVICES
    Cash and cash equivalents                                            39,122         33,629
    Mortgage loans held-for-sale                                         63,645         40,520
    Mortgage-backed securities and notes receivable                      95,000         99,249
    Other assets                                                          7,453         16,326
                                                                     ----------     ----------

                                                                        205,220        189,724
                                                                     ----------     ----------


  OTHER ASSETS
    Collateral for bonds payable of limited-purpose subsidiaries         28,071         39,633
    Net deferred taxes                                                   29,367         32,134
    Other                                                                39,579         31,461
                                                                     ----------     ----------

    TOTAL ASSETS                                                     $1,417,049     $1,248,323
                                                                     ==========     ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                JUNE 30,        December 31,
                                                                  2000              1999
                                                               ----------       ------------
                                                               (UNAUDITED)
LIABILITIES

  HOMEBUILDING
    Accounts payable and other liabilities                     $  208,674         $  208,133
    Long-term debt                                                533,000            378,000
                                                               ----------         ----------

                                                                  741,674            586,133
                                                               ----------         ----------

  FINANCIAL SERVICES
    Accounts payable and other liabilities                         14,644              7,211
    Short-term notes payable                                      180,923            157,458
                                                               ----------         ----------

                                                                  195,567            164,669
                                                               ----------         ----------

  OTHER LIABILITIES
    Bonds payable of limited-purpose subsidiaries                  26,271             37,339
    Other                                                          58,545             73,645
                                                               ----------         ----------

    TOTAL LIABILITIES                                           1,022,057            861,786
                                                               ----------         ----------


STOCKHOLDERS' EQUITY

    Convertible preferred stock, $1 par value:
      Authorized - 1,400,000 shares
      Issued - 318,834 shares (350,137 for 1999)                      318                350
    Common stock, $1 par value:
      Authorized - 78,600,000 shares
      Issued - 12,948,151 shares (13,850,819 for 1999)             12,948             13,851
    Paid-in capital                                                55,160             71,730
    Retained earnings                                             326,014            299,547
    Accumulated other comprehensive income                            552              1,059
                                                               ----------         ----------

    TOTAL STOCKHOLDERS' EQUITY                                    394,992            386,537
                                                               ----------         ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,417,049         $1,248,323
                                                               ==========         ==========


STOCKHOLDERS' EQUITY PER COMMON SHARE                          $    29.77         $    27.22
                                                               ==========         ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                    THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                    2000                 1999               2000                1999
                                                 -----------         -----------         -----------         -----------
REVENUES

   Homebuilding:
     Residential revenue                         $   510,390         $   478,743         $   921,839         $   866,003
     Other revenue                                     3,236              10,566              12,105              14,620
                                                 -----------         -----------         -----------         -----------
     Total homebuilding revenue                      513,626             489,309             933,944             880,623
   Financial services                                 10,457              11,143              18,407              21,731
   Limited-purpose subsidiaries                          667               1,953               1,411               4,090
                                                 -----------         -----------         -----------         -----------

         Total revenues                              524,750             502,405             953,762             906,444
                                                 -----------         -----------         -----------         -----------

EXPENSES

   Homebuilding:
     Cost of sales                                   428,854             408,714             781,835             736,204
     Selling, general and administrative              49,604              47,303              92,782              89,709
     Interest                                          4,199               3,448               6,745               6,057
                                                 -----------         -----------         -----------         -----------

     Total homebuilding expenses                     482,657             459,465             881,362             831,970

   Financial services:
     General and administrative                        5,838               5,695              11,017              11,611
     Interest                                          2,353               2,372               4,406               4,825
                                                 -----------         -----------         -----------         -----------

     Total financial services expenses                 8,191               8,067              15,423              16,436

   Limited-purpose subsidiaries                          667               1,953               1,411               4,090

   Corporate expenses                                  5,462               4,342               9,879               8,501
                                                 -----------         -----------         -----------         -----------

         Total expenses                              496,977             473,827             908,075             860,997

EARNINGS BEFORE TAXES                                 27,773              28,578              45,687              45,447

Tax expense                                           10,832              10,976              17,818              17,724
                                                 -----------         -----------         -----------         -----------

NET EARNINGS                                     $    16,941         $    17,602         $    27,869         $    27,723
                                                 ===========         ===========         ===========         ===========


NET EARNINGS PER COMMON SHARE:
  Basic                                          $      1.29         $      1.17         $      2.08         $      1.84
  Diluted                                        $      1.24         $      1.12         $      2.02         $      1.76

AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                           13,026,689          14,851,189          13,238,027          14,830,822
  Diluted                                         13,651,707          15,762,261          13,830,589          15,718,829



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)



                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 2000               1999
                                                               ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                   $  27,869          $  27,723
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                                   12,704             13,170
  Increase in inventories                                       (133,782)           (89,538)
  Net change in other assets, payables
   and other liabilities                                          (5,395)            (1,313)
  (Increase) decrease in mortgage loans held-for-sale            (23,125)            42,561
  Other operating activities, net                                 (1,401)            (1,263)
                                                               ---------          ---------

Net cash used for operating activities                          (123,130)            (8,660)
                                                               ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Net additions to property, plant and equipment                   (16,244)           (13,937)
Net principal reduction of mortgage collateral                     8,279             18,275
Net principal reduction of mortgage-backed securities,
  available-for-sale                                               2,664              6,025
Principal reduction of mortgage-backed securities,
  held-to-maturity                                                 4,696             10,467
Other investing activities, net                                     (376)             2,869
                                                               ---------          ---------

Net cash (used for) provided by investing activities                (981)            23,699
                                                               ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds of long-term debt                                  155,000             61,425
Reduction of long-term debt                                            -                (60)
Increase (decrease) in short-term notes payable                   23,465            (58,792)
Bond principal payments                                          (11,234)           (16,911)
Common and preferred stock dividends                              (1,466)            (1,639)
Common stock repurchases                                         (18,041)            (1,771)
Other financing activities, net                                      (17)             3,980
                                                               ---------          ---------

Net cash provided by (used for) financing activities             147,707            (13,768)
                                                               ---------          ---------

Net increase in cash and cash equivalents                         23,596              1,271
Cash and cash equivalents at beginning of period                  69,926             49,784
                                                               ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  93,522          $  51,055
                                                               ---------          ---------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized interest)           $  13,539          $  13,770
Cash paid for income taxes (net of refunds)                    $  19,668          $  19,224


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data, in all notes)


Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group and its wholly owned subsidiaries ("the Company"). Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of June 30, 2000, the consolidated statements of earnings for the three months and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1999, is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 2000 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1999 annual report to shareholders.

The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

The following table is a summary of capitalized interest:


                                                  2000                 1999
                                                --------             --------
Capitalized interest as of January 1            $ 26,970             $ 21,600
Interest capitalized                              17,520               11,688
Interest amortized to cost of sales              (10,017)              (8,918)
                                                --------             --------

Capitalized interest as of June 30              $ 34,473             $ 24,370
                                                ========             ========


Note 2. New Accounting Pronouncements

FAS 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and FAS 138, which is required to be adopted in fiscal years beginning after June 15, 2000. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting procedures for hedges that will effect the timing of recognition and the manner in which hedging gains and losses are recognized in the Company's financial statements. The Company is currently in the process of evaluating the impact of FAS 133 on its earnings and financial position. The Company will adopt FAS 133 on January 1, 2001.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data, in all notes)


Note 3. Segment Information

Operations of the Company consist of two business segments: homebuilding and financial services. The Company's homebuilding segment specializes in the sale and construction of single-family attached and detached housing in 21 markets. The financial services segment provides mortgage-related products and services for Ryland Homes' customers and also conducts investment activities. Corporate expenses represent the costs of corporate functions, which support the business segments.


                                  THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                 -----------------------------             -----------------------------
                                   2000                 1999                 2000                 1999
                                 --------             --------             --------             --------
Earnings before taxes
  Homebuilding                   $ 30,969             $ 29,844             $ 52,582             $ 48,653
  Financial services                2,266                3,076                2,984                5,295
  Corporate and other              (5,462)              (4,342)              (9,879)              (8,501)
                                 --------             --------             --------             --------

  Total                          $ 27,773             $ 28,578             $ 45,687             $ 45,447
                                 ========             ========             ========             ========

Note 4. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share.

                                                        THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                          2000              1999              2000              1999
                                                      ------------      ------------      ------------      ------------
Numerator
     Net earnings                                     $     16,941      $     17,602      $     27,869      $     27,723
     Preferred stock dividends                                (176)             (213)             (361)             (436)
                                                      ------------      ------------      ------------      ------------
     Numerator for basic earnings per share -
       available to common stockholders                     16,765            17,389            27,508            27,287
     Effect of dilutive securities -
       preferred stock dividends                               176               213               361               436
                                                      ------------      ------------      ------------      ------------
     Numerator for diluted earnings per share -
       available to common stockholders               $     16,941      $     17,602      $     27,869      $     27,723
                                                      ============      ============      ============      ============

Denominator
     Denominator for basic earnings per share -
       weighted-average shares                          13,026,689        14,851,189        13,238,027        14,830,822
     Effect of dilutive securities:
       Stock options                                       223,128           363,398           180,799           340,417
       Equity incentive plan                                75,000           394,664            77,046           402,553
       Conversion of preferred shares                      326,890           153,010           334,717           145,037
                                                      ------------      ------------      ------------      ------------
     Dilutive potential common shares                      625,018           911,072           592,562           888,007
     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions                              13,651,707        15,762,261        13,830,589        15,718,829

     BASIC EARNINGS PER SHARE                         $       1.29      $       1.17      $       2.08      $       1.84

     DILUTED EARNINGS PER SHARE                       $       1.24      $       1.12      $       2.02      $       1.76

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data, in all notes)


Note 5. Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings, of this document for updated information regarding the Company's commitments and contingencies.

Note 6. Comprehensive Income

Comprehensive income, which consists of net income and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities, totaled $16.6 million and $17.3 million for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, comprehensive income was $27.4 million and $27.3 million, respectively.

Note 7. Financial Services Short-term Notes Payable

In March 2000, the Company renewed and extended a revolving credit facility used to finance investment securities in the financial services segment. The facility, previously $100 million, was renewed at $35 million. The agreement extends through March 2001, bears interest at market rates, and is collateralized by investment portfolio securities. Borrowings outstanding under this facility were $20.7 million and $19.6 million at June 30, 2000, and December 31, 1999, respectively.

Note 8. Long-term Debt

In July 2000, the Company increased its unsecured revolving credit facility from $375 million to $400 million. This facility matures in October 2003. The Company had borrowings under this facility of $225 million and $70 million at June 30, 2000, and December 31, 1999, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
CONSOLIDATED

For the second quarter of 2000, the Company reported consolidated net earnings from operations of $16.9 million, or $1.29 per share ($1.24 per share diluted). This compared with consolidated net earnings from operations of $17.6 million, or $1.17 per share ($1.12 per share diluted), for the second quarter of 1999.

Consolidated net earnings for the six months ended June 30, 2000, were $27.9 million, or $2.08 per share ($2.02 per share diluted), compared to $27.7 million, or $1.84 per share ($1.76 per share diluted), for the same period in the prior year.

The homebuilding segment reported pretax earnings of $31 million for the second quarter of 2000, a $1.2 million increase over the $29.8 million reported for the second quarter of 1999. The increase over the prior year was primarily attributable to higher closing volume and homebuilding revenues. For the six months ended June 30, 2000, the homebuilding segment reported pretax earnings of $52.6 million, compared to $48.7 million for the same period in the prior year. Pretax homebuilding margins were 6 percent and 5.6 percent for the three and six months ended June 30, 2000, respectively, and were approximately the same as those reported in the corresponding periods in 1999.

The financial services segment reported pretax earnings from operations of $2.3 million and $3.0 million for the three and six months ended June 30, 2000, compared to $3.1 million and $5.3 million for the same periods in 1999. The decrease from the prior year was primarily attributable to a slight reduction in originations as a result of the Company's decision to exit the third-party originations market, as well as reductions in pretax earnings from its investments due to its declining portfolio balance.

Corporate expenses represent the cost of corporate functions, which support the business segments. Corporate expenses were $5.5 million for the second quarter of 2000, compared to $4.3 million for the second quarter of 1999, and $9.9 million for the first six months of 2000, versus $8.5 million for the first six months of 1999. Corporate expenses, as a percentage of revenue, were approximately 1 percent for the three-month and six-month periods ended June 30, 2000 and 1999.

Although the Company's limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues, expenses, and portfolio balances continue to decline as the mortgage collateral pledged to secure the bonds decreases due to scheduled payments, prepayments, and exercises of early redemption provisions. Revenues have approximated expenses for the last three years.

HOMEBUILDING SEGMENT

Results of operations from the homebuilding segment are summarized as follows:
($ amounts in thousands, except average closing price)


                                      THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                     -----------------------------         -----------------------------
                                        2000               1999               2000                1999
                                     ----------         ----------         ----------         ----------
Revenues
  Residential                        $  510,390         $  478,743         $  921,839         $  866,033
  Other                                   3,236             10,566             12,105             14,620
                                     ----------         ----------         ----------         ----------
  Total                                 513,626            489,309            933,944            880,623

Gross profit                             84,772             80,595            152,109            144,419
Selling, general and
  administrative expenses                49,604             47,303             92,782             89,709
Interest expense                          4,199              3,448              6,745              6,057
                                     ----------         ----------         ----------         ----------

Homebuilding pretax earnings         $   30,969         $   29,844         $   52,582         $   48,653
                                     ==========         ==========         ==========         ==========

Operational unit data
  New orders (units)                      3,234              2,941              6,406              5,921
  Closings (units)                        2,680              2,558              4,841              4,603
Outstanding contracts at
  June 30,
       Units                                                                    5,232              4,770
       Dollar value                                                        $1,015,846         $  886,237

Average closing price                $  190,000         $  187,000         $  190,000         $  188,000

Homebuilding revenues increased 5 percent for the second quarter of 2000, compared with the same period last year, due to a 4.8 percent increase in closings (2,680 homes closed, compared with 2,558 homes closed in the second quarter of 1999) and a 1.6 percent increase in average closing price. For the six months ended June 30, 2000, homebuilding revenues were $933.9 million, an increase of $53.3 million, or 6.1 percent, compared to the six months ended June 30, 1999.

Gross profit margins from home sales averaged 17.3 percent for the second quarter of 2000, an increase from the 16.6 percent for the second quarter of 1999. Gross profit margins from home sales averaged 16.7 percent for the first six months of 2000, versus 16.5 percent for the same period in 1999.

New orders for the second quarter of 2000 increased 10 percent from the second quarter of the prior year to 3,234 homes, representing the highest quarterly sales volume in the Company's history. Sales per community were up 5.8 percent with the Company operating in 15 additional active communities than in the second quarter of 1999. At 6,406 homes sold, new orders were up 8.2 percent for the first half of 2000, as compared to the first half of 1999.

Outstanding contracts as of June 30, 2000, were 5,232, compared with 4,770 at June 30, 1999, and 3,667 at December 31, 1999. Outstanding contracts represent the Company's backlog of homes sold but not closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at June 30, 2000, was $1 billion, an increase of 14.6 percent from June 30, 1999, and an increase of 47.1 percent from December 31, 1999.

Selling, general and administrative expenses, as a percentage of revenue, were
9.7 percent and 9.9 percent for the three and six months ended June 30, 2000, respectively, compared to 9.7 percent and 10.2 percent for the same periods in the prior year. Compared with the second quarter of 1999, interest expense increased $.8 million to $4.2 million in the second quarter of 2000 due to an increased level of activity in the homebuilding operations and higher interest rates. For the first half of 2000, interest expense was $6.7 million, an increase of $.7 million from the prior year.

FINANCIAL SERVICES

Results of operations of the Company's financial services segment are summarized as follows: (amounts in thousands)


                                                   THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                    2000                  1999                  2000                  1999
                                                  -------               -------               -------               -------
Retail revenues
    Interest and
      net origination fees                        $   979               $ 1,603               $ 1,597               $ 3,150
    Net gains on sales of mortgages
      and servicing rights                          4,635                 4,652                 7,442                 8,586
    Loan servicing                                    269                   591                   280                 1,015
    Title/escrow                                    2,249                 1,966                 4,298                 3,998
                                                  -------               -------               -------               -------
       Total retail revenue                         8,132                 8,812                13,617                16,749

Revenue from investment
  operations                                        2,325                 2,331                 4,790                 4,982
                                                  -------               -------               -------               -------

Total revenues                                    $10,457               $11,143               $18,407               $21,731

Expenses
    General and administrative                      5,838                 5,695                11,017                11,611
    Interest                                        2,353                 2,372                 4,406                 4,825
                                                  -------               -------               -------               -------
    Total expenses                                  8,191                 8,067                15,423                16,436
                                                  -------               -------               -------               -------
Pretax earnings                                   $ 2,266               $ 3,076               $ 2,984               $ 5,295
                                                  =======               =======               =======               =======

Pretax earnings by line of business were as follows:
(amounts in thousands)


                          THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                           2000                 1999                 2000                 1999
                          ------               ------               ------               ------
Retail                    $1,865               $2,466               $1,988               $3,955
Investments                  401                  610                  996                1,340
                          ------               ------               ------               ------

Total                     $2,266               $3,076               $2,984               $5,295
                          ======               ======               ======               ======

OPERATIONAL DATA


                                           THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                           2000                  1999                  2000                  1999
                                           -----                 -----                 -----                 -----
Retail operations:
  Originations                             1,774                 1,863                 3,081                 3,415
  Percent of Ryland Homes
    closings                                  97%                   87%                   96%                   84%
  Ryland Homes capture rate                   70%                   72%                   67%                   70%

Investment operations:
  Portfolio average
    balance (in millions)                  $96.8                 $94.0                 $98.7                 $100.8

Revenues for the financial services segment decreased $.7 million, or 6.2 percent, for the quarter ended June 30, 2000, compared to the same period of 1999. For the first six months of 2000, revenues for the financial services segment were $18.4 million, down $3.3 million from the same period in the prior year. The decrease from the prior year was attributable primarily to a decrease in the holding period for loans in the fourth quarter of 1999, a decrease in originations as a result of the Company's 1999 decision to exit the third-party originations market, and reduced gains on the sale of mortgages as a result of the increasing interest rate environment.

General and administrative expenses were $5.8 million and $11 million for the three and six months ended June 30, 2000, respectively, compared to $5.7 million and $11.6 million for the three and six months ended June 30, 1999, respectively. The decrease from the first six months of 1999 is attributable to the Company's cost-reduction initiatives. Interest expense was $2.4 million and $4.4 million for the three and six months ended June 30, 2000, respectively, versus $2.4 million and $4.8 million for the same periods in 1999. The decrease, compared with the same periods in the prior year, is attributable to a reduction in origination volume, partially offset by higher costs associated with the increasing interest rate environment.

Retail operations include residential mortgage origination; loan servicing; and title, escrow and homeowners insurance services for retail customers. Retail operations reported pretax earnings of $1.9 million and $2 million for the second quarter and first half of 2000, respectively, compared to $2.5 million and $4 million for the same periods in the prior year.

Mortgage origination volume decreased by 4.8 percent and 9.8 percent for the three and six months ended June 30, 2000, compared with the same periods of 1999. The decline was primarily due to a decrease in third-party originations as a result of the Company's 1999 decision to exit the third-party originations market.

Investment operations hold certain assets, mainly mortgage-backed securities, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings from investment operations were $.4 million and $1 million for the three and six months ended June 30, 2000, respectively, versus $.6 million and $1.3 million for the same periods in 1999. The decrease was essentially the result of decreases in the average portfolio balance and the weighted-average coupon rate of the portfolio, which resulted in a decline in interest and other income.

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company's homebuilding and financial services segments are generally provided from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment's borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $308 million as of June 30, 2000, and December 31, 1999.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. This facility matures in October 2003 and provides for borrowings up to $400 million. Outstanding borrowings under this facility totaled $225 million as of June 30, 2000, and $70 million at December 31, 1999. The Company had letters of credit outstanding under this facility totaling $55.7 million at June 30, 2000, and $48.9 million at December 31, 1999. To finance land purchases, the Company may also use seller-financed, nonrecourse secured notes payable. At June 30, 2000, such notes payable outstanding amounted to $11.6 million, compared with $8.1 million at December 31, 1999.

Housing inventories increased to $956.5 million as of June 30, 2000, from $822.7 million at December 31, 1999. This increase reflects a higher sold inventory, related to the significant increase in quarter-end backlog, and an increase in land under development and improved lots commensurate with growth. The increase in inventory was funded with internally generated funds and borrowings under the revolving credit facility.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include a credit facility which provides up to $200 million for mortgage warehouse funding and matures in May 2002; repurchase agreement facilities aggregating $150 million; and a $35 million revolving credit facility used to finance investment portfolio securities. At June 30, 2000, and December 31, 1999, the combined borrowings of the financial services segment outstanding under all agreements totaled $180.9 million and $157.5 million, respectively.

Mortgage loans, notes receivable, and mortgage-backed securities held by the limited-purpose subsidiaries were pledged as collateral for previously issued mortgage-backed bonds, the terms of which provided for the retirement of all bonds from the proceeds of the collateral. The source of cash for the bond payments was cash received from the mortgage loans, notes receivable, and mortgage-backed securities.

The Company has not guaranteed the debt of either its financial services segment or limited-purpose subsidiaries.

During the six months ended June 30, 2000, the Company repurchased approximately 950,000 shares of its outstanding common stock at a cost of approximately $18 million. In February 2000, the Board of Directors approved the repurchase of up to one million shares of the Company's outstanding common stock. As of June 30, 2000, the Company had Board authorization to repurchase up to an additional 820,000 shares of its common stock. The Company's repurchase program has been funded through internally generated funds.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 26, 2000. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities and Exchange Act of 1934 to elect directors of the Company for the ensuing year, and to approve the 2000 Non-Employee Director Equity Plan.

Proxies representing 12,495,860 shares of stock eligible to vote at the meeting, or 89.9 percent of the outstanding shares, were voted in connection with the election of directors. The eight incumbent directors nominated by the Company were elected. The following is a separate tabulation with respect to the vote for each nominee:


      Name                          Total Votes For             Total Votes Withheld
---------------------               ---------------             --------------------
R. Chad Dreier                         12,473,470                       22,390
Leslie M. Frecon                       12,473,079                       22,781
William L. Jews                        12,473,266                       22,594
William G. Kagler                      12,471,454                       24,406
Robert E. Mellor                       12,472,579                       23,281
Charlotte St. Martin                   12,473,279                       22,581
Paul J. Varello                        12,468,829                       27,031
John O. Wilson                         12,471,654                       24,206


The 2000 Non-Employee Director Equity Plan was approved by 88.7 percent of the shares voting. The following is a breakdown of the vote on such matter:


                For                        Against                        Abstain
            ----------                    ---------                       ------
            11,087,024                    1,360,148                       48,685

                                                                                         Page No.
                                                                                         --------
Item 6. Exhibits and Reports on Form 8-K

        A.      Exhibits

                10.11   Supplement to Revolving Credit Agreement dated as of              18-22
                        July 31, 2000, between The Ryland Group, Inc. and
                        certain financial institutions

                27      Financial Data Schedule                                           23
                        (filed herewith)

        B.      Reports on Form 8-K

        No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE RYLAND GROUP, INC.
                                 Registrant



August 14, 2000                   By: /s/ Gordon A. Milne
---------------                       ------------------------------------
Date                                  Gordon A. Milne
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)



August 14, 2000                   By: /s/ David L. Fristoe
---------------                       ------------------------------------
Date                                  David L. Fristoe
                                      Senior Vice President and
                                      Corporate Controller
                                      (Principal Accounting Officer)

                                INDEX OF EXHIBITS


A.      Exhibits



Exhibit No.                                                                                  Page No.
-----------                                                                                  --------
10.11             Supplement to Revolving Credit Agreement dated as of July 31,                18-22
                  2000, between The Ryland Group, Inc. and certain financial institutions

27                Financial Data Schedule                                                      23
                  (filed herewith)