Form 10-Q
period 2000-09-30
RYLAND GROUP INC
filed 2000-11-14
CIK 85974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from __________ to _________.

                         Commission File Number: 1-8029

                             THE RYLAND GROUP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

               Maryland                              52-0849948
               --------                              ----------
       (State of incorporation)         (I.R.S. Employer Identification Number)


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

The number of shares of common stock of The Ryland Group, Inc., outstanding on November 7, 2000, was 13,235,063.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

                                                                              PAGE NO.
                                                                              --------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                 Consolidated Balance Sheets at September 30, 2000,
                 (unaudited) and December 31, 1999                               1-2

                 Consolidated Statements of Earnings for the
                 Three and Nine Months Ended September 30, 2000
                 and 1999 (unaudited)                                            3

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2000 and 1999
                 (unaudited)                                                     4

                 Notes to Consolidated Financial Statements (unaudited)          5-7

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                   8-13

     Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                     13

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                   14

     Item 4. Submission of Matters to a Vote of Security Holders                 14

     Item 6. Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                       15

INDEX OF EXHIBITS                                                                16

PART I. FINANCIAL INFORMATION
  Item I. Financial Statements

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                                   SEPTEMBER 30,   December 31,
                                                                       2000            1999
                                                                    ----------      ----------
                                                                    (UNAUDITED)
ASSETS


HOMEBUILDING

  Cash and cash equivalents                                         $   57,189      $   36,297
  Housing inventories:
     Homes under construction                                          553,719         432,735
     Land under development and improved lots                          404,919         389,946
                                                                    ----------      ----------
     Total inventories                                                 958,638         822,681

  Property, plant and equipment                                         33,467          26,619
  Purchase price in excess of net assets acquired                       20,388          21,710
  Other assets                                                          58,960          48,064
                                                                    ----------      ----------

                                                                     1,128,642         955,371
                                                                    ----------      ----------


FINANCIAL SERVICES

  Cash and cash equivalents                                             32,210          33,629
  Mortgage loans, held-for-sale                                         59,677          40,520
  Mortgage-backed securities and notes receivable                       87,035          99,249
  Other assets                                                           7,340          16,326
                                                                    ----------      ----------

                                                                       186,262         189,724
                                                                    ----------      ----------


OTHER ASSETS

  Collateral for bonds payable of limited-purpose subsidiaries          24,140          39,633
  Net deferred taxes                                                    30,001          32,134
  Other                                                                 39,058          31,461
                                                                    ----------      ----------

  TOTAL ASSETS                                                      $1,408,103      $1,248,323
                                                                    ----------      ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                           SEPTEMBER 30,   December 31,
                                                               2000            1999
                                                            ----------      ----------
                                                            (UNAUDITED)
LIABILITIES

  HOMEBUILDING

    Accounts payable and other liabilities                  $  227,430      $  208,133
    Long-term debt                                             508,341         378,000
                                                            ----------      ----------

                                                               735,771         586,133
                                                            ----------      ----------

  FINANCIAL SERVICES

    Accounts payable and other liabilities                      10,353           7,211
    Short-term notes payable                                   153,606         157,458
                                                            ----------      ----------

                                                               163,959         164,669
                                                            ----------      ----------

  OTHER LIABILITIES

    Bonds payable of limited-purpose subsidiaries               22,469          37,339
    Other                                                       64,872          73,645
                                                            ----------      ----------

    TOTAL LIABILITIES                                          987,071         861,786
                                                            ----------      ----------


STOCKHOLDERS' EQUITY

    Convertible preferred stock, $1 par value:
      Authorized - 1,400,000 shares
      Issued - 308,139 shares (350,137 for 1999)                   308             350
    Common stock, $1 par value:
      Authorized - 78,600,000 shares
      Issued - 13,115,899 shares (13,850,819 for 1999)          13,116          13,851
    Paid-in capital                                             58,909          71,730
    Retained earnings                                          348,158         299,547
    Accumulated other comprehensive income                         541           1,059
                                                            ----------      ----------

    TOTAL STOCKHOLDERS' EQUITY                                 421,032         386,537
                                                            ----------      ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $1,408,103      $1,248,323
                                                            ----------      ----------


STOCKHOLDERS' EQUITY PER COMMON SHARE                       $    31.36      $    27.22
                                                            ----------      ----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(amounts in thousands, except share data)

                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                2000              1999              2000              1999
                                            ------------      --------------    -------------     -------------
REVENUES

   Homebuilding:
     Residential revenue                    $   574,335       $   494,283       $ 1,496,174       $ 1,360,286
     Other revenue                               42,124             1,583            54,229            16,203
                                            -----------       -----------       -----------       -----------
     Total homebuilding revenue                 616,459           495,866         1,550,403         1,376,489
   Financial services                            11,868            11,309            31,686            37,130
                                            -----------       -----------       -----------       -----------
         Total revenues                         628,327           507,175         1,582,089         1,413,619
                                            -----------       -----------       -----------       -----------

EXPENSES

   Homebuilding:
     Cost of sales                              516,101           411,908         1,297,936         1,148,112
     Selling, general and administrative         55,145            45,757           147,927           135,466
     Interest                                     4,834             2,757            11,579             8,814
                                            -----------       -----------       -----------       -----------
     Total homebuilding expenses                576,080           460,422         1,457,442         1,292,392

   Financial services:
     General and administrative                   4,302             4,843            15,323            16,480
     Interest                                     2,991             4,343             8,804            13,232
                                            -----------       -----------       -----------       -----------
     Total financial services expenses            7,293             9,186            24,127            29,712

   Corporate expenses                             7,513             7,831            17,392            16,332
                                            -----------       -----------       -----------       -----------
         Total expenses                         590,886           477,439         1,498,961         1,338,436

EARNINGS BEFORE TAXES                            37,441            29,736            83,128            75,183

Tax expense                                      14,602            11,597            32,420            29,321
                                            -----------       -----------       -----------       -----------

NET EARNINGS                                $    22,839       $    18,139       $    50,708       $    45,862
                                            ===========       ===========       ===========       ===========


NET EARNINGS PER COMMON SHARE

  Basic                                     $      1.74       $      1.21       $      3.81       $      3.05
  Diluted                                   $      1.67       $      1.15       $      3.68       $      2.92

AVERAGE COMMON SHARES OUTSTANDING

  Basic                                      12,992,492        14,855,799        13,156,245        14,839,146
  Diluted                                    13,691,616        15,741,410        13,785,868        15,723,099


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE RYLAND GROUP, INC. &  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                        2000          1999
                                                                     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                         $  50,708     $  45,862
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                                         20,036        19,763
  Increase in inventories                                             (135,957)     (141,622)
  Net change in other assets, payables
   and other liabilities                                                11,907        18,815
  (Increase) decrease in mortgage loans held-for-sale                  (19,157)       66,547
  Other operating activities, net                                        2,339        (2,224)
                                                                     ---------     ---------

Net cash (used for) provided by operating activities                   (70,124)        7,141
                                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Net additions to property, plant and equipment                         (24,964)      (18,947)
Net principal reduction of mortgage collateral                          11,948        24,594
Net principal reduction (increase) of mortgage-backed securities,
  available-for-sale                                                     7,958        (3,154)
Principal reduction of mortgage-backed securities,
  held-to-maturity                                                       7,414        27,113
Other investing activities, net                                          1,236        (4,743)
                                                                     ---------     ---------

Net cash provided by investing activities                                3,592        24,863
                                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds of long-term debt                                        150,000        61,425
Reduction of long-term debt                                            (28,000)       (1,628)
Decrease in short-term notes payable                                    (3,852)      (16,748)
Bond principal payments                                                (15,127)      (32,581)
Common and preferred stock dividends                                    (2,161)       (2,449)
Common stock repurchases                                               (18,021)       (8,983)
Other financing activities, net                                          3,166         2,373
                                                                     ---------     ---------

Net cash provided by financing activities                               86,005         1,409
                                                                     ---------     ---------

Net increase in cash and cash equivalents                               19,473        33,413
Cash and cash equivalents at beginning of period                        69,926        49,784
                                                                     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  89,399     $  83,197
                                                                     =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized interest)                 $  17,997     $  20,131
Cash paid for income taxes (net of refunds)                          $  32,263     $  30,464

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data)


Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group and its wholly owned subsidiaries ("the Company"). Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of September 30, 2000, the consolidated statements of earnings for the three months and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows at September 30, 2000, and for all periods presented, have been made. The consolidated balance sheet at December 31, 1999, is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 2000 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1999 annual report to its shareholders.

The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

The following table is a summary of capitalized interest:

                                                         2000            1999
                                                       --------        --------
Capitalized interest as of January 1                   $ 26,970        $ 21,600
Interest capitalized                                     25,972          17,870
Interest amortized to cost of sales                     (19,037)        (13,343)
                                                       --------        --------
Capitalized interest as of September 30                $ 33,905        $ 26,127
                                                       ========        ========


Note 2. New Accounting Pronouncements

FAS 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and FAS 138, which is required to be adopted in fiscal years beginning after June 15, 2000. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting procedures for hedges that will affect the timing of recognition and the manner in which hedging gains and losses are recognized in the Company's financial statements. The Company is currently in the process of completing its evaluation of the impact of FAS 133 on its earnings and financial position and does not expect that impact to be material. The Company will adopt FAS 133 on January 1, 2001.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data)


Note 3. Segment Information

Operations of the Company consist of two business segments: homebuilding and financial services. The Company's homebuilding segment specializes in the sale and construction of single-family attached and detached housing in 19 markets. The financial services segment provides mortgage-related products and services for Ryland Homes' customers and also conducts investment activities. Corporate expenses represent the costs of corporate functions which support the business segments.

                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                               2000             1999             2000             1999
                             --------         --------         --------         --------
Earnings before taxes
  Homebuilding               $ 40,379         $ 35,444         $ 92,961         $ 84,097
  Financial services            4,575            2,123            7,559            7,418
  Corporate and other          (7,513)          (7,831)         (17,392)         (16,332)
                             --------         --------         --------         --------
  Total                      $ 37,441         $ 29,736         $ 83,128         $ 75,183
                             ========         ========         ========         ========


Note 4. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share.

                                                   THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                        2000              1999              2000              1999
                                                    ------------      ------------      ------------      ------------
Numerator
    Net earnings                                    $     22,839      $     18,139      $     50,708      $     45,862
    Preferred stock dividends                               (170)             (201)             (531)             (637)
                                                    ------------      ------------      ------------      ------------
    Numerator for basic earnings per share,
      available to common stockholders                    22,669            17,938            50,177            45,225
    Effect of dilutive securities,
      preferred stock dividends                              170               201               531               637
                                                    ------------      ------------      ------------      ------------
    Numerator for diluted earnings per share,
      available to common stockholders              $     22,839      $     18,139      $     50,708      $     45,862
                                                    ============      ============      ============      ============

Denominator
    Denominator for basic earnings per share,
      weighted-average shares                         12,992,492        14,855,799        13,156,245        14,839,146
    Effect of dilutive securities,
      Stock options                                      305,741           350,970           223,598           340,679
      Equity incentive plan                               79,891           374,721            78,384           393,275
      Conversion of preferred shares                     313,492           159,920           327,641           149,999
                                                    ------------      ------------      ------------      ------------
    Dilutive potential of common shares                  699,124           885,611           629,623           883,953
    Denominator for diluted earnings per share,
      adjusted weighted-average shares and
      assumed conversions                             13,691,616        15,741,410        13,785,868        15,723,099

    BASIC EARNINGS PER SHARE                        $       1.74      $       1.21      $       3.81      $       3.05

    DILUTED EARNINGS PER SHARE                      $       1.67      $       1.15      $       3.68      $       2.92

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data)


Note 5. Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings, of this document for updated information regarding the Company's commitments and contingencies.

Note 6. Comprehensive Income

Comprehensive income, which consists of net income and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities, totaled $22.8 million and $17.9 million for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive income was $50.2 million and $45.2 million, respectively.

Note 7. Financial Services Short-term Notes Payable

In September 2000, the Company amended a revolving credit facility used to finance investment securities in the financial services segment. The facility, previously $100 million, was renewed at $45 million. The agreement extends through March 2001, bears interest at market rates, and is collateralized by investment portfolio securities. Borrowings outstanding under this facility were $28.8 million and $19.6 million at September 30, 2000, and December 31, 1999, respectively.

Note 8.  Long-term Debt

In August 2000, the Company issued $150 million of 9.75 percent senior notes, which mature on September 1, 2010. The net proceeds from this issuance were used to repay amounts outstanding under the revolving credit facility.

In July 2000, the Company increased its unsecured revolving credit facility from $375 million to $400 million. This facility matures in October 2003. The Company had borrowings under this facility of $50 million and $70 million at September 30, 2000, and December 31, 1999, respectively.

Note 9.  Financial Services Long-term Debt

In August 2000, the financial services segment decreased its warehouse credit facility from $200 million to $150 million. This facility matures in May 2002. The Company had borrowings under this facility of $67.4 million and $60.2 million at September 30, 2000, and December 31, 1999, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
CONSOLIDATED

For the third quarter of 2000, the Company reported consolidated net earnings from operations of $22.8 million, or $1.74 per share ($1.67 per share diluted). This compared with consolidated net earnings from operations of $18.1 million, or $1.21 per share ($1.15 per share diluted), for the third quarter of 1999.

Consolidated net earnings for the nine months ended September 30, 2000, were $50.7 million, or $3.81 per share ($3.68 per share diluted), compared to $45.9 million, or $3.05 per share ($2.92 per share diluted), for the same period in the prior year.

The homebuilding segment reported pretax earnings of $40.4 million for the third quarter of 2000, a $5 million increase over the $35.4 million reported for the third quarter of 1999. The increase over the prior year was primarily attributable to higher closing volume and homebuilding revenues. For the nine months ended September 30, 2000, the homebuilding segment reported pretax earnings of $93 million, compared with $84.1 million for the same period in the prior year. Pretax homebuilding margins were 6.6 percent and 6 percent for the three and nine months ended September 30, 2000, compared to 7.1 percent and 6.1 percent for the corresponding periods in 1999.

The financial services segment reported pretax earnings from operations of $4.6 million and $7.6 million for the three and nine months ended September 30, 2000, compared to $2.1 million and $7.4 million for the same periods in 1999. The increase from the prior year was primarily attributable to increased gains from the sale of mortgages and mortgage servicing rights; a 6.5 percent increase in loan originations; operating cost reductions; and increased earnings from title and escrow operations.

Corporate expenses represent the cost of corporate functions which support the business segments. Corporate expenses were $7.5 million for the third quarter of 2000, compared to $7.8 million for the third quarter of 1999, and $17.4 million for the first nine months of 2000, versus $16.3 million for the first nine months of 1999. Corporate expenses included non-recurring charges associated with the relocation of the Company's corporate headquarters of $.2 million and $1.3 million for the three-month and nine-month periods ended September 30, 2000, respectively, compared with $2.8 million for the same periods in 1999. No further charges associated with the relocation of the Company's headquarters are anticipated. Excluding these charges, corporate expenses increased by $2.3 million and $2.6 million for the three-month and nine-month periods ended September 30, 2000, respectively. The increases are primarily related to increased incentive compensation expense.

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

HOMEBUILDING SEGMENT

Results of operations from the homebuilding segment are summarized as follows:
($ amounts in thousands, except average closing price)

                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                     2000            1999            2000            1999
                                  ----------      ----------      ----------      ----------
Revenues
  Residential                     $  574,335      $  494,283      $1,496,174      $1,360,286
  Other                               42,124           1,583          54,229          16,203
                                  ----------      ----------      ----------      ----------
  Total                              616,459         495,866       1,550,403       1,376,489

Gross profit                         100,358          83,958         252,467         228,377
Selling, general and
  administrative expenses             55,145          45,757         147,927         135,466
Interest expense                       4,834           2,757          11,579           8,814
                                  ----------      ----------      ----------      ----------
Homebuilding pretax earnings      $   40,379      $   35,444      $   92,961      $   84,097
                                  ==========      ==========      ==========      ==========
Operational unit data
  New orders (units)                   2,912           2,250           9,318           8,171
  Closings (units)                     3,017           2,624           7,858           7,227
Outstanding contracts at
  September 30,
       Units                                                           5,127           4,396
       Dollar value                                               $1,052,024      $  841,887

Average closing price             $  190,000      $  188,000      $  190,000      $  188,000

Homebuilding revenues increased 24.3 percent for the third quarter of 2000, compared with the same period last year, due to a 15 percent increase in closings (3,017 homes closed, compared with 2,624 homes closed in the third quarter of 1999) and a 1.1 percent increase in average closing price. For the nine months ended September 30, 2000, homebuilding revenues were $1,550.4 million, an increase of $173.9 million, or 12.6 percent, compared to the nine months ended September 30, 1999.

Gross profit margins from home sales averaged 17.6 percent for the third quarter of 2000, an increase from 17.1 percent for the third quarter of 1999. Gross profit margins from home sales averaged 17.1 percent for the first nine months of 2000, versus 16.7 percent for the same period in 1999.

New orders for the third quarter of 2000 increased 29.4 percent from the third quarter of the prior year to 2,912 homes. Sales per community were up 21.7 percent from the third quarter of 1999, with the Company operating in 16 additional active communities. At 9,318 homes sold, new orders were up 14 percent for the first nine months of 2000, as compared to the first nine months of 1999.

Outstanding contracts as of September 30, 2000, were 5,127, versus 4,396 at September 30, 1999, and 3,667 at December 31, 1999. Outstanding contracts represent the Company's backlog of homes sold but not yet closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at September 30, 2000, was $1.1 billion, an increase of 25 percent from September 30, 1999, and an increase of
52.4 percent from December 31, 1999.

Selling, general and administrative expenses, as a percentage of revenue, were
8.9 percent and 9.5 percent for the three and nine months ended September 30, 2000, respectively, compared to 9.2 percent and 9.8 percent for the same periods in the prior year. Compared with the third quarter of 1999, interest expense increased $2.1 million to $4.8 million in the third quarter of 2000 due to increased activity in the Company's homebuilding operations and higher interest rates. For the first nine months of 2000, interest expense was $11.6 million, an increase of $2.8 million from the prior year.

FINANCIAL SERVICES

Results of operations of the Company's financial services segment are summarized as follows: (amounts in thousands)

                                      THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                            2000            1999          2000            1999
                                           -------        -------        -------        -------
Retail revenues
    Interest and
      net origination fees                 $ 1,067        $ 1,546        $ 2,664        $ 4,696
    Net gains on sales of mortgages
      and servicing rights                   5,216          3,115         12,658         11,701
    Loan servicing                              80            377            360          1,392
    Title/escrow                             2,473          2,140          6,771          6,138
                                           -------        -------        -------        -------
       Total retail revenue                  8,836          7,178         22,453         23,927

Revenue from investment operations
  and limited-purpose subsidiaries           3,032          4,131          9,233         13,203
                                           -------        -------        -------        -------
Total revenues                             $11,868        $11,309        $31,686        $37,130

Expenses
    General and administrative               4,302          4,843         15,323         16,480
    Interest                                 2,991          4,343          8,804         13,232
                                           -------        -------        -------        -------
    Total expenses                           7,293          9,186         24,127         29,712
                                           -------        -------        -------        -------

Pretax earnings                            $ 4,575        $ 2,123        $ 7,559        $ 7,418
                                           =======        =======        =======        =======

Pretax earnings by line of business were as follows:
(amounts in thousands)

                       THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                              2000           1999           2000           1999
                             ------         ------         ------         ------
Retail                       $4,010         $1,401         $5,998         $5,356
Investments                     565            722          1,561          2,062
                             ------         ------         ------         ------

Total                        $4,575         $2,123         $7,559         $7,418
                             ======         ======         ======         ======

OPERATIONAL DATA

                           THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                   2000          1999            2000          1999
                                   ----          ----            ----          ----
Retail operations:
  Originations                     1,920         1,803           5,001         5,218
  Percent of Ryland Homes
    closings                          97%           89%             96%           86%
  Ryland Homes capture rate           71%           67%             69%           69%

Investment operations:
  Portfolio average balance
    (in millions)                  $89.2         $89.1           $95.5         $96.8

Revenues for the financial services segment increased $.6 million, or 4.9 percent, for the quarter ended September 30, 2000. For the first nine months of 2000, revenues for the financial services segment were $31.7 million, down $5.4 million from the same period in the prior year.

Revenues from retail operations increased by $1.6 million to $8.8 million for the three months ended September 30, 2000, compared with the same period in 1999. For the nine months ended September 30, 2000, revenues from retail operations decreased by $1.5 million to $22.4 million, compared with the nine months ended September 30, 1999. The fluctuations from the prior year were attributable to increased gains from the sale of mortgages and mortgage servicing rights, and increased revenues from title and escrow operations due to increased settlement volume, offset by decreased financing income resulting from a reduction in the number of days loans were held for sale, and a decrease in loan servicing fee income as a result of exiting this line of business.

Revenues from investment operations and limited-purpose subsidiaries decreased by $1.1 million and $4 million for the three-month and nine-month periods ended September 30, 2000, respectively, compared with the same periods in 1999. The decrease from the prior year was primarily attributable to reduced interest income from the declining mortgage collateral and investment portfolio balances.

General and administrative expenses were $4.3 million and $15.3 million for the three and nine months ended September 30, 2000, respectively, compared with $4.8 million and $16.5 million for the periods ended September 30, 1999. These decreases were primarily attributable to cost reductions made at the mortgage branch level.

Interest expense was $3 million and $8.8 million for the three and nine months ended September 30, 2000, respectively, compared with $4.3 million and $13.2 million for the same periods in 1999. These decreases were primarily attributable to declining mortgage collateral and investment portfolio balances, and a reduction in the number of days loans were held for sale.

Retail operations include residential mortgage origination; loan servicing; and title, escrow and homeowners insurance services for retail customers. Retail operations reported pretax earnings of $4 million and $6 million for the third quarter and first nine months of 2000, respectively, compared to $1.4 million and $5.4 million for the same periods in the prior year.

Mortgage origination volume increased by 6.5 percent for the three months ended September 30, 2000, and decreased by 4.2 percent for the nine months ended September 30, 2000, compared with the same periods in 1999. The decline from the nine-month levels reported in 1999 was primarily due to a decrease in third-party originations, resulting from the Company's 1999 decision to exit the third-party originations market, offset by increased closings from homebuilding operations that were financed by the Company.

Investment operations hold certain assets, mainly mortgage-backed securities, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings from investment operations were $.6 million and $1.6 million for the three and nine months ended September 30, 2000, respectively, versus $.7 million and $2.1 million for the same periods in 1999. The decrease was essentially the result of decreases in the investment portfolio's average balance and its weighted-average coupon rate, which resulted in a decline in interest and other income.

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company's homebuilding and financial services segments are generally provided from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment's borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $450 million as of September 30, 2000, and $308 million as of December 31, 1999.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. This facility matures in October 2003 and provides for borrowings up to $400 million. Outstanding borrowings under this facility totaled $50 million as of September 30, 2000, and $70 million at December 31, 1999. The Company had letters of credit outstanding under this facility totaling $59.7 million at September 30, 2000, and $48.9 million at December 31, 1999. To finance land purchases, the Company also uses seller-financed, nonrecourse secured notes payable. At September 30, 2000, such notes payable outstanding amounted to $1.1 million, compared with $8.1 million at December 31, 1999.

Housing inventories increased to $958.6 million as of September 30, 2000, from $822.7 million at December 31, 1999. This increase reflects higher sold inventory levels, related to a significant increase in quarter-end backlog, and an increase in land under development and improved lots commensurate with growth. The increase in inventory was funded with internally generated funds and borrowings under the revolving credit facility.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include a credit facility which provides up to $150 million for mortgage warehouse funding and matures in May 2002; repurchase agreement facilities aggregating $80 million; and a $45 million revolving credit facility which is used to finance investment portfolio securities. At September 30, 2000, and December 31, 1999, the combined borrowings of the financial services segment outstanding under all agreements totaled $153.6 million and $157.5 million, respectively.

Mortgage loans, notes receivable, and mortgage-backed securities held by the financial services subsidiaries were pledged as collateral for previously issued mortgage-backed bonds, the terms of which provided for the retirement of all bonds from the proceeds of the collateral. The source of cash for the bond payments was received from the mortgage loans, notes receivable, and mortgage-backed securities.

The Company has not guaranteed the debt of either its financial services segment or limited-purpose subsidiaries.

During the nine months ended September 30, 2000, the Company repurchased approximately 950,000 shares of its outstanding common stock at a cost of approximately $18 million. In February 2000, the Board of Directors approved the repurchase of up to one million shares of the Company's outstanding common stock. As of September 30, 2000, the Company had Board authorization to repurchase up to an additional 820,000 shares of its common stock. The Company's repurchase program has been funded through internally generated funds.

Note: Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations may be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, such as the completion and profitability of sales reported; the market for homes generally and in areas where the Company operates; the availability and cost of land; changes in economic conditions and interest rates; the availability and increases in raw material and labor costs; consumer confidence; government regulations; and general competitive factors, all or each of which may cause actual results to differ materially.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the third quarter of 2000.

Item 6. Exhibits and Reports on Form 8-K

   A.  Exhibits

   10.7        Amended and restated Employment Agreement, dated                 17-33
               as of September 20, 2000, between R. Chad Dreier
               and The Ryland Group, Inc. (filed herewith)

   10.8        Senior Executive Severance Agreement, between                    34-41
               the executive officers of the Company and
               The Ryland Group, Inc. (filed herewith)

   10.12       Amendment to the Restated Loan and Security                      42
               Agreement (Warehouse Agreement), dated as of
               February 18, 2000, between The Ryland Group, Inc.
               and certain financial institutions
               (filed herewith)

   10.13       Amended Credit Agreement dated as of                             43-52
               September 1, 2000, between Ryland Mortgage
               Company; Associates Funding Corporation; Chase
               Manhattan Bank; and certain lenders.
               (filed herewith)

   27          Financial Data Schedule                                          53
               (filed herewith)

   B.  Reports on Form 8-K

   The Company filed one current report on Form 8-K, dated August 24, 2000, regarding the completion of the sale of $150 million aggregate principal Senior Notes at 9.75 percent, which are due September 2010.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE RYLAND GROUP, INC.
                           ----------------------
                           Registrant

November 14, 2000          By: /s/ Gordon A. Milne
-----------------              -------------------
Date                           Gordon A. Milne
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)



November 14, 2000          By: /s/ David L. Fristoe
-----------------              --------------------
Date                           David L. Fristoe
                               Senior Vice President and Corporate Controller
                               (Principal Accounting Officer)

                                INDEX OF EXHIBITS

A. Exhibits

Exhibit No.                                                                     Page
-----------                                                                     ----
   10.7        Amended and restated Employment Agreement, dated                 17-33
               as of September 20, 2000, between R. Chad Dreier
               and The Ryland Group, Inc. (filed herewith)

   10.8        Senior Executive Severance Agreement, between                    34-41
               the executive officers of the Company and
               The Ryland Group, Inc. (filed herewith)

   10.12       Amendment to the Restated Loan and Security                      42
               Agreement (Warehouse Agreement), dated as of
               February 18, 2000, between The Ryland Group, Inc.
               and certain financial institutions
               (filed herewith)

   10.13       Amended Credit Agreement dated as of                             43-52
               September 1, 2000, between Ryland Mortgage
               Company; Associates Funding Corporation; Chase
               Manhattan Bank; and certain lenders.
               (filed herewith)

   27          Financial Data Schedule                                          53
               (filed herewith)