Form 10-K
period 2000-12-31
RYLAND GROUP INC
filed 2001-03-20
CIK 85974

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 2000

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
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                         24025 Park Sorrento, Suite 400
                           Calabasas, California 91302
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (818) 223-7500

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

               Yes [X]            No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of The Ryland Group, Inc., held by non-affiliates of the registrant (13,256,164 shares) as of February 15, 2001, was $647,165,926. The number of shares of common stock of The Ryland Group, Inc., outstanding on February 15, 2001 was 13,390,673.


--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


NAME OF DOCUMENT                                                          LOCATION IN REPORT
----------------                                                          ------------------
Proxy Statement for the 2001 Annual Meeting of Stockholders                    Parts I, III

Annual Report to Shareholders for the Year Ended December 31, 2000             Parts II, IV

Registration Statement on Form S-8, Registration 33-32431                      Part IV

Form 8-K Filed September 12, 1989                                              Part IV

Form 10-K for the Year Ended December 31, 1989                                 Part IV

Form 10-K for the Year Ended December 31, 1990                                 Part IV

Registration Statement on Form S-8, Registration 33-56905                      Part IV

Form 10-Q for the Quarter Ended June 30, 1992                                  Part IV

Registration Statement on Form S-3, Registration 33-48071                      Part IV

Registration Statement on Form S-8, Registration 33-56917                      Part IV

Form 10-Q for the Quarter Ended June 30, 1994                                  Part IV

Form 8-K Filed October 24, 1996                                                Part IV

Registration Statement on Form S-3, Registration 333-03791                     Part IV

Form 8-K Filed July 2, 1996                                                    Part IV

Form 10-K for the Year Ended December 31, 1996                                 Part IV

Form 10-K for the Year Ended December 31, 1997                                 Part IV

Registration Statement on Form S-3, Registration 33-50933                      Part IV

Registration Statement on Form S-8, Registration 333-68397                     Part IV

Form 10-Q for the Quarter Ended September 30, 1999                             Part IV

Registration Statement on Form S-3, Registration 333-31034                     Part IV

Form 8-K Filed August 24, 2000                                                 Part IV

Form 10-Q for the Year Ended March 31, 2000                                    Part IV

Form 10-Q for the Quarter Ended June 30, 2000                                  Part IV

Form 10-Q for the Quarter Ended September 30, 2000                             Part IV

THE RYLAND GROUP, INC.

FORM 10-K

INDEX


ITEM NO.
--------

PART I

    Item 1.      Business...................................................................4
    Item 2.      Properties.................................................................9
    Item 3.      Legal Proceedings..........................................................9
    Item 4.      Submission of Matters to a Vote of Security Holders........................9


PART II

    Item 5.      Market for the Company's Common Stock and Related Stockholder Matters.....11
    Item 6.      Selected Financial Data...................................................11
    Item 7.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.....................................................11
    Item 7A.     Quantitative and Qualitative Disclosures about Market Risk................11
    Item 8.      Financial Statements and Supplementary Data...............................11
    Item 9.      Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure......................................................11


PART III

    Item 10.     Directors and Executive Officers of the Registrant........................12
    Item 11.     Executive Compensation....................................................12
    Item 12.     Security Ownership of Certain Beneficial Owners and Management............12
    Item 13.     Certain Relationships and Related Transactions............................12


PART IV

    Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........13


SIGNATURES.................................................................................17

INDEX OF EXHIBITS..........................................................................18

PART I


ITEM 1.      BUSINESS

With headquarters in Southern California, The Ryland Group, Inc. ("Ryland") is one of the nation's largest homebuilders and mortgage-finance companies. Founded in 1967, the Company has built more than 175,000 homes during its 33-year history. In addition, the Ryland Mortgage Company ("RMC"), founded in 1978, has provided mortgage financing and related services for more than 155,000 homebuyers.

Today, Ryland homes are available in more than 260 communities in 21 markets across the country. The Company's home prices range from $72,000 to over $500,000. The current average price of a Ryland home is $194,000.

The Company's operations span all the significant aspects of the home-buying process -- from design, construction and sale to mortgage financing, title insurance, settlement, escrow and homeowners insurance services.

As used herein, the term "Company" refers to The Ryland Group, Inc. and its subsidiaries, unless the context indicates otherwise.

HOMEBUILDING

MARKETS Ryland markets and builds homes that are constructed on-site in three regions which include 21 of the nation's strongest housing markets. The three regions are the North, South and West. As of December 31, 2000, the Company operated in the following metropolitan markets:

        Region        Major Markets Served
        ------        --------------------
        North:        Baltimore, Chicago, Cincinnati, Indianapolis, Minneapolis
                      and Washington, D.C./Northern Virginia

        South:        Atlanta, Austin, Charlotte, Dallas, Greenville, Houston,
                      Orlando, San Antonio and West Florida

        West:         Bay Area, Denver, Los Angeles, Phoenix, Sacramento and San
                      Diego

Ryland markets detached and attached single-family homes which are generally targeted to entry-level and move-up buyers, as well as active adults seeking retirement housing. The Company markets through a diverse product line which is tailored to the local styles and preferences found in each of its geographic markets. The product line offered in a particular community is determined in conjunction with the land acquisition process and is dependent upon a number of factors, including consumer preferences, competitive product offerings and the cost of developing lots in a community.

The Company developed 400 new home designs in 2000 -- bringing the number of new floor plans which the Company has introduced since 1993 to more than 1,600. The Company generally outsources architectural services to increase creativity and to ensure that its home designs are consistent with local market preferences.

The Company's operations in each of its homebuilding markets may differ based on a number of market-specific factors. These factors include regional economic conditions and job growth; land availability and the local land development process; consumer tastes; competition from other homebuilders; and home resale activity. The Company considers each of these factors upon entering into new markets or determining the extent of its operations and capital allocation in existing markets.

LAND ACQUISITION AND DEVELOPMENT As of December 31, 2000, the Company operated in 268 communities in 21 markets across the country. The Company's objective is to control a portfolio of building lots sufficient to meet anticipated homebuilding requirements for a period of three to four years. The land acquisition process is controlled through a corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes. The Company's direct land acquisition activities include the bulk purchase of finished building lots from land developers and the purchase of undeveloped, entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

Although control of lot inventory through the use of option contracts minimizes the Company's investment, such a strategy is not viable in certain markets due to the absence of third-party land developers. In other markets, competitive conditions may prevent the Company from controlling quality building lots solely through the use of option contracts. In such situations, the Company may acquire undeveloped, entitled land and/or finished lots on a bulk basis. The Company utilizes the selective development of land to gain access to prime locations, increase margins and position itself as a leader in the community through its influence over the community's character, layout and amenities.

As of December 31, 2000, the Company had deposits and letters of credit outstanding of $40.2 million in connection with option and land purchase contracts having a total purchase price of $749.8 million. These options and commitments expire at various dates through 2002.

MATERIALS COSTS Substantially all materials used in the construction of homes are available from a number of sources, but may fluctuate in price due to various factors. To increase purchasing efficiencies, the Company standardizes certain building materials and products in its homes and may acquire such products through national supply contracts. The Company has, on occasion, experienced shortages of certain materials. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

PRODUCTION MANAGEMENT AND SUBCONTRACTORS Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company's production team who schedule and coordinate subcontractor work, monitor quality and ensure compliance with local zoning and building codes. The Company has an integrated financial and homebuilding management information system which assists in scheduling production and controlling costs. Through this system, the Company monitors the construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to monitor and control actual costs versus construction bids for each subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

MARKETING AND CUSTOMER SERVICE The Company generally markets its homes to entry-level and move-up buyers, as well as to active adults seeking retirement housing, through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stage of a community's development. Employees and independent real estate brokers sell the Company's homes, generally by showing furnished models. The Company reports a new order when a customer's sales contract is approved and records revenue from a sale at closing. The Company normally starts construction of homes when a customer has selected a lot and floor plan and has received preliminary mortgage approval. However, construction of homes may begin prior to sales to satisfy market demand for completed homes and to facilitate construction scheduling.

The Company provides each homeowner with a comprehensive one-year warranty at the time of sale and a ten-year warranty covering loss related to structural defects. The Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry.


FINANCIAL SERVICES

RMC primarily provides mortgage-related products and services for the Company's homebuilding customers. In recent years, the Company has repositioned RMC to align its operations with the homebuilding divisions by:

        - leveraging its relationship with the Company's homebuilding segment to increase its capture rate for its homebuyers' loans;

        - focusing on retail mortgage loan originations and improving the efficiency of these activities through cost-reduction initiatives and improved profitability per loan;

        - divesting noncore assets and business lines, including the sale of loan servicing rights; and

        - creating value for Ryland home buyers through innovative and competitive mortgage programs and related services.

RETAIL OPERATIONS

LOAN ORIGINATION In 2000, RMC's mortgage origination operations consisted primarily of the Company's homebuilder loans, which were originated in connection with the sale of the Company's homes. During 2000, mortgage operations originated 7,500 loans which totaled approximately $1.2 billion, of which 97 percent were for purchases of homes built by the Company and three percent were for purchases of homes built by others, purchases of existing homes, and for the refinancing of existing mortgage loans. In an effort to increase its focus on production of the Company's homebuilder loans, RMC made the strategic decision to reduce its third-party originations business by exiting certain markets during 1999. The Company has increased its focus by deploying loan officers directly to its homebuilding communities and by utilizing traffic and prospect information generated by its homebuilding sales and marketing staff. RMC's capture rate of Ryland's home-buying customers was 71 percent in 2000.

The Company arranges various types of mortgage financing, including conventional, Federal Housing Administration (FHA) and Veterans Administration
(VA) mortgages with various fixed- and adjustable-rate features. Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) approve the Company's mortgage operations.

LOAN SERVICING The repositioning of RMC in recent years led to the sale of a majority of its loan servicing portfolio in the first quarter of 1998 and to the sale of its remaining portfolio during 1999. As a result, the Company no longer services loans.

TITLE AND ESCROW SERVICES Cornerstone Title Company, a wholly owned subsidiary, doing business as Ryland Title Company, provides title services primarily to the Company's home buyers. As of December 31, 2000, Cornerstone Title had offices in Colorado, Florida, Illinois, Maryland, Minnesota, Ohio, Texas and Virginia. The Company also operates an escrow company in California which performs escrow and loan closing functions primarily on homes built by the Company. During 2000, Cornerstone Title captured 98 percent of the title and escrow business which related to settlement of the Company's homes in the markets in which it operates.

INVESTMENT OPERATIONS

RMC's investment operations hold certain assets, primarily mortgage-backed securities and notes receivable, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. The Company earns a net interest spread on the investment portfolio and may periodically realize gains from the sale of the portfolio's mortgage-backed securities.


REAL ESTATE AND ECONOMIC CONDITIONS

The Company is significantly affected by the cyclical nature of the homebuilding industry. The industry is sensitive to fluctuations in economic activity, interest rates and levels of consumer confidence. The effects of these fluctuations differ among the various geographic markets in which the Company operates. Higher interest rates may affect the ability of buyers to qualify for mortgage financing and decrease demand for new homes. As a result, rising interest rates generally will decrease the Company's home sales and mortgage originations. The Company's business is also affected by local economic conditions, such as employment rates and housing demand, in the markets in which it builds homes. Some of the markets in which the Company operates have, at times, experienced a significant decline in housing demand.

Inventory risk can be substantial for homebuilders. The market value of land, building lots and housing inventories fluctuates significantly as a result of changing market and economic conditions. In addition, carrying costs for inventory can be significant and can result in losses from poorly performing projects or markets. The Company must continuously seek out and acquire land not only for expansion into new markets, but also for replacement and expansion of land inventory within its current markets. The Company employs various measures, including the land approval process and continuous review by senior management, designed to control inventory risks. The Company, however, cannot assure that these measures will avoid or eliminate inventory risk.


COMPETITION

The residential housing industry is highly competitive, and the Company competes in each of its markets with a large number of national, regional and local homebuilding companies. Some of these companies are larger than the Company and have greater financial resources. In addition, the increase in the availability of capital and financing in recent years has made it easier for both large and small homebuilders to expand and enter new markets thereby increasing competition. This competition could make it more difficult to acquire suitable land at acceptable prices, force an increase in selling incentives or lower sales as dictated by local market conditions. Any of these could have an adverse impact on the Company's financial performance or results of operations. The Company also competes with other housing alternatives, including existing homes and rental housing. Principal competitive factors in homebuilding are home price, design, quality, reputation, relationship with developers, accessibility of subcontractors, availability and location of lots, and availability of customer financing.

REGULATORY AND ENVIRONMENTAL MATTERS

The homebuilding segment is subject to various local, state and federal laws, ordinances, rules and regulations concerning zoning, building design, construction and similar matters. These include local regulations which impose restrictive zoning and density requirements to limit the number of homes that can be built within the boundaries of a particular area. The Company may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which it operates.

The Company is also subject to a variety of local, state and federal laws, ordinances, rules and regulations concerning the protection of health and the environment. The Company is also subject to a variety of environmental conditions that can affect its business and its homebuilding projects. The particular environmental laws which apply to any given homebuilding site vary greatly according to the site's location; environmental condition and the present and former uses of the site; and adjoining properties. Environmental laws and conditions may result in delays, cause the Company to incur substantial compliance and other costs, and prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

RMC is subject to the rules and regulations of HUD, FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans. In addition, there are other federal and state laws and regulations which also affect these activities. These rules and regulations prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. The Company is required to submit audited financial statements annually, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by these regulatory agencies and by state agencies, at all times, to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and Real Estate Settlement Procedures Act, as well as those associated regulations which prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

EMPLOYEES

At December 31, 2000, the Company employed 2,198 people. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

ITEM 2.      PROPERTIES

The Company leases office space for its corporate headquarters in Calabasas, California. In addition, the Company leases office space in the various markets in which it operates.


ITEM 3.      LEGAL PROCEEDINGS

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

RMC received information from the Federal Deposit Insurance Corporation (FDIC) regarding outstanding claims related to mortgage servicing contracts which it entered into with the Resolution Trust Company during 1991 and 1992. RMC is investigating these claims. No prediction can be made, at this time, regarding the results of this investigation or whether the FDIC will initiate a civil action against RMC in connection with these claims.

The Company is party to various legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the financial condition of the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information regarding the executive officers of the Company:



                                                POSITION (DATE ELECTED TO POSITION)
     NAME                  AGE                        OR BUSINESS EXPERIENCE
-----------------------------------------------------------------------------------------------
R.  Chad Dreier            53      Chairman of the Board of Directors; President and
                                   Chief Executive Officer of the Company

Mark L. Beisswanger        40      President of the West Region of Ryland Homes (2000);
                                   Vice President of the West Region of Ryland
                                   Homes (1999); President and CEO of Alpine
                                   Capital, L.L.C. (1996-1999)

Robert J. Cunnion III      45      Senior Vice President, Human Resources of the Company (1999);
                                   Vice President, Human Resources -- West Region (1993-1999)

Eric E. Elder              44      Senior Vice President, Marketing of the Company (2000);
                                   Vice President, Marketing -- West Region (1995-1999)

David L. Fristoe           44      Senior Vice President, Controller, Chief Accounting
                                   Officer and Chief Information Officer of the Company
                                   (2000); Vice President, Controller and Chief Accounting
                                   Officer of the Company (1999); Vice President, Financial
                                   Operations -- West Region (1995-1999)

John M. Garrity            54      Senior Vice President of the Company (1995);
                                   President of the South Region of Ryland Homes (1996);
                                   President of the Southeast Region of Ryland Homes (1994-1996)

Timothy J. Geckle          48      Senior Vice President, General Counsel and Secretary of the
                                   Company (1997);  Vice President, Deputy General Counsel
                                   (1995-1996)

Gordon A. Milne            49      Senior Vice President and Chief Financial Officer of the
                                   Company (2000);  Senior Vice President of Finance and
                                   Chief Financial Officer of Agrium, Inc. (1996-1999);
                                   Division President of Occidental Petroleum Ltd.
                                   (1994-1996)

Daniel G. Schreiner        43      Senior Vice President of the Company (1999); President of Ryland
                                   Mortgage Company (1998);  President of Kaufman and Broad
                                   Mortgage Company (1991-1998)

Kipling W. Scott           46      Senior Vice President of the Company (1995); President of the
                                   North Region of Ryland Homes (1997); President of the Midwest
                                   Region of Ryland Homes (1994-1997)

The Board of Directors elects all officers.

There are no family relationships, arrangements or understandings pursuant to which any of the officers listed were elected. For a description of the Company's employment and severance arrangements with certain of its executive officers, see page 10 of the Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART II


ITEM 5.      MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

The information required by this item is incorporated by reference from the section entitled "Common Stock Prices and Dividends" which appears on page 50 of the Annual Report to Shareholders for the year ended December 31, 2000.


ITEM 6.      SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from the section entitled "Selected Financial Data" which appears on page 25 of the Annual Report to Shareholders for the year ended December 31, 2000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" which appears on pages 26 through 31 of the Annual Report to Shareholders for the year ended December 31, 2000.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk Summary", which appears on pages 30 through 31 of the Annual Report to Shareholders for the year ended December 31, 2000.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from the information which appears on pages 32 through 45 and from the section entitled "Quarterly Financial Data and Common Stock Prices and Dividends" which appears on page 50 of the Annual Report to Shareholders for the year ended December 31, 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2000 and 1999, there were no disagreements between the Company and its accountants on any matter of accounting principle or financial statement disclosure.

PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Company's directors is incorporated by reference from pages 2 and 4 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders. Information as to the Company's executive officers is shown under
Part I as a separate item.


ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from pages 6 through 11 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from page 3 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this item.

PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   1.     Financial Statements

             The following consolidated financial statements of The Ryland Group, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

             Consolidated Statements of Earnings -- years ended December 31, 2000, 1999 and 1998

             Consolidated Balance Sheets -- December 31, 2000 and 1999

             Consolidated Statements of Stockholders' Equity -- years ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Cash Flows -- years ended December 31, 2000, 1999 and 1998

             Notes to Consolidated Financial Statements


(a)   2.     Financial Statement Schedule (filed herewith)           Page No.
                                                                     --------
             Schedule II -- Valuation and Qualifying Accounts...........16

             Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in the financial statements or notes thereto.

      (a)    3.   Exhibits

             The following exhibits are included with this report or incorporated herein by reference as indicated below:


           3.1    Charter of The Ryland Group, Inc., as amended
                  (Incorporated by reference from Form 10-K for the year ended
                  December 31, 1989)

           3.2    By-laws of The Ryland Group, Inc., as amended
                  (Incorporated by reference from Form 10-K for the year ended
                  December 31, 1996)

           4.1    Rights Agreement, dated as of October 18, 1996, between The
                  Ryland Group, Inc. and ChaseMellon Shareholder Services,
                  L.L.C.
                  (Incorporated by reference from Form 8-K filed October 24,
                  1996)

           4.2    Articles Supplementary, dated as of August 31, 1989
                  (Incorporated by reference from Form 8-K filed September 12,
                  1989)

           4.3    Senior Subordinated Notes, dated as of November 4, 1993
                  (Incorporated by reference from Registration Statement on Form
                  S-3, Registration No. 33-48071)

           4.4    Indenture, dated as of June 28, 1996, between The Ryland
                  Group, Inc. and Chemical Bank, as trustee
                  (Incorporated by reference from Form 8-K filed July 2, 1996)

           4.5    Senior Notes, dated as of June 10, 1996
                  (Incorporated by reference from Registration Statement on Form
                  S-3, Registration No. 333-03791)

           4.6    Senior Subordinated Notes, dated as of April 13, 1998
                  (Incorporated by reference from Registration Statement on Form
                  S-3, Registration Nos. 33-50933 and 333-03791)

           4.7    Senior Notes, dated as of August 29, 2000
                  (Incorporated by reference from Registration Statement on Form
                  S-3, Registration No. 333-31034)

           10.1   Lease Agreement between Kilroy Realty Group and The Ryland
                  Group, Inc. dated December 29, 1999
                  (Incorporated by reference from Form 10-K for the year ended
                  December 31, 1999)

           10.2   *1992 Equity Incentive Plan of The Ryland Group, Inc.
                  (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

           10.3   *2000 Non-Employee Director Equity Plan of The Ryland Group,
                  Inc., as amended
                  (Filed herewith)

           10.4 Restated Credit Agreement, dated as of October 19, 1999, between The Ryland Group, Inc. and certain banks
                  (Incorporated by reference from Form 10-Q for the quarter ended September 30, 1999)

           10.5   Restated Credit Agreement, dated March 31, 2000, between
                  Ryland Mortgage Company, Associates Mortgage Funding
                  Corporation, Chase Bank of Texas, N.A. and certain lenders
                  (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2000)

           10.6 *Amended and restated Employment Agreement, dated as of September 20, 2000, between R. Chad Dreier and The Ryland
                  Group, Inc.
                  (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

           10.7 *Senior Executive Severance Agreement between the executive officers of the Company and The Ryland Group, Inc.
                  (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

           10.8   *Amendment and Restatement of the Executive and Director
                  Deferred Compensation Plan effective March 1, 1998
                  (Incorporated by reference from Form 10-K for the year ended
                  December 31, 1999)

           10.9   *Non-Employee Directors' Stock Unit Plan between The Ryland
                  Group, Inc. and the Board of Directors effective January 1,
                  1998
                  (Incorporated by reference from Form 10-K for the year ended
                  December 31, 1997)

           10.10  Supplement to Revolving Credit Agreement, dated as of July 31,
                  2000, between The Ryland Group, Inc. and certain financial institutions
                  (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2000)

           10.11  Amendment to the Restated Loan and Security Agreement
                  (Warehouse Agreement), dated as of February 18, 2000, between
                  Ryland Mortgage Company and certain financial institutions
                  (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

           10.12 Amended Credit Agreement, dated as of September 1, 2000, between Ryland Mortgage Company, Associates Funding
                  Corporation, Chase Manhattan Bank and certain lenders
                  (Incorporated by reference from Form 10-Q for the quarter ended September 31, 2000)

           11     Computation of Per Share Earnings
                  (Filed herewith)

           13     Annual Report to Shareholders for the year ended December 31,
                  2000
                  (Filed herewith)

           21     Subsidiaries of the Registrant
                  (Filed herewith)

           23     Consent of Ernst & Young LLP, Independent Auditors
                  (Filed herewith)

           24     Power of Attorney
                  (Filed herewith)

      * Executive Compensation Plan or Arrangement

      (b) There were no reports on Form 8-K filed in the fourth quarter of 2000.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(DOLLAR AMOUNTS IN THOUSANDS)


                                 BALANCE     CHARGED TO     CHARGED      DEDUCTIONS     BALANCE AT
                              AT BEGINNING    COSTS AND     TO OTHER        AND           END OF
DESCRIPTION                     OF PERIOD     EXPENSES      ACCOUNTS     TRANSFERS      PERIOD (1)
-----------                   ------------   -----------    --------     ----------     -----------
Valuation allowance:
Homebuilding inventories

2000                            $  3,600      $ 11,809      $     --      $ (4,875)      $ 10,534
1999                               6,233         2,952            --        (5,585)         3,600
1998                               2,967         4,188            --          (922)         6,233


Valuation allowance:
Investment in and advances
to joint ventures

2000                            $  1,000      $  1,000      $     --      $     --       $  2,000
1999                               1,000            --            --            --          1,000
1998                                  --         1,000            --            --          1,000


(1) Balances as of December 31, 2000, 1999 and 1998, represent valuation allowances for assets to be disposed of.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.


By:

/s/ R. Chad Dreier                                                March 20, 2001
--------------------------------------
R. Chad Dreier, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



PRINCIPAL EXECUTIVE OFFICER:


/s/ R. Chad Dreier                                                March 20, 2001
--------------------------------------
R. Chad Dreier
Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER:


/s/ Gordon A. Milne                                               March 20, 2001
--------------------------------------
Gordon A. Milne
Chief Financial Officer


PRINCIPAL ACCOUNTING OFFICER:


/s/ David L. Fristoe                                              March 20, 2001
--------------------------------------
David L. Fristoe
Chief Accounting Officer


All members of the Board of Directors: R. Chad Dreier, Leslie M. Frecon, William
L. Jews, William G. Kagler, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Charlotte St. Martin, Paul J. Varello; and John O. Wilson


By:      /s/ Timothy J. Geckle                                    March 20, 2001
         -----------------------------
         Timothy J. Geckle
         As Attorney-in-Fact

                                                                                   Page of
                                                                                 Sequentially
                                                                                Numbered Pages
                                                                                --------------
INDEX OF EXHIBITS

10.3    2000 Non-Employee Director Equity Plan of The Ryland Group, Inc.,           19-23
        as amended

11      Computation of Per Share Earnings                                           24

13      Annual Report to Shareholders for the Year Ended December 31, 2000          25-60

21      Subsidiaries of the Registrant                                              61

23      Consent of Independent Auditors                                             62

24      Power of Attorney                                                           63
