Form 10-Q
period 2001-03-31
RYLAND GROUP INC
filed 2001-05-11
CIK 85974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from________ to________.

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on April 30, 2001, was 13,366,919.

                                                                                 PAGE NO.
                                                                                 --------
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                  Consolidated Balance Sheets at March 31, 2001,
                           (unaudited) and December 31, 2000                       1-2

                  Consolidated Statements of Earnings for the
                           Three Months Ended March 31, 2001
                           and 2000 (unaudited)                                    3

                  Consolidated Statements of Cash Flows for the
                           Three Months Ended March 31, 2001 and 2000
                           (unaudited)                                             4

                  Notes to Consolidated Financial Statements (unaudited)           5-7

      Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of Operations           8-12

      Item 3. Quantitative and Qualitative Disclosures About
                           Market Risk                                             13

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                                    13

      Item 4. Submission of Matters to a Vote of Security Holders                  13

      Item 6. Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                         14

INDEX OF EXHIBITS                                                                  15

PART I. FINANCIAL INFORMATION
  Item I. Financial Statements

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                                       March 31,     December 31,
                                                                         2001            2000
                                                                      ----------     -----------
                                                                      (unaudited)
ASSETS

  Homebuilding
    Cash and cash equivalents                                         $   63,277      $  135,371
    Housing inventories:
       Homes under construction                                          529,920         451,723
       Land under development and improved lots                          387,317         436,682
                                                                      ----------      ----------
       Total inventories                                                 917,237         888,405

    Property, plant and equipment                                         37,339          35,577
    Purchase price in excess of net assets acquired                       19,507          19,947
    Other                                                                 66,465          71,932
                                                                      ----------      ----------
                                                                       1,103,825       1,151,232
                                                                      ----------      ----------


  Financial Services
    Cash and cash equivalents                                             11,031           6,830
    Mortgage loans, held-for-sale                                         10,388          11,217
    Mortgage-backed securities and notes receivable                       77,556          84,600
    Other                                                                  9,464          11,843
                                                                      ----------      ----------
                                                                         108,439         114,490
                                                                      ----------      ----------


  Other Assets
    Collateral for bonds payable of limited-purpose subsidiaries          22,087          23,005
    Net deferred taxes                                                    33,734          34,858
    Other                                                                 36,554          37,756
                                                                      ----------      ----------
    TOTAL ASSETS                                                      $1,304,639      $1,361,341
                                                                      ==========      ==========


See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                             March 31,     December 31,
                                                               2001            2000
                                                            ----------     -----------
                                                            (unaudited)
LIABILITIES

  HOMEBUILDING
    Accounts payable and other liabilities                  $  212,610      $  254,949
    Long-term debt                                             450,000         450,000
                                                            ----------      ----------
                                                               662,610         704,949
                                                            ----------      ----------

  FINANCIAL SERVICES
    Accounts payable and other liabilities                      17,102          22,600
    Short-term notes payable                                    76,457          82,563
                                                            ----------      ----------
                                                                93,559         105,163
                                                            ----------      ----------

  OTHER LIABILITIES
    Bonds payable of limited-purpose subsidiaries               20,012          21,250
    Other                                                       57,828          76,350
                                                            ----------      ----------
    TOTAL LIABILITIES                                          834,009         907,712
                                                            ----------      ----------


STOCKHOLDERS' EQUITY

    Convertible preferred stock, $1 par value:
      Authorized - 1,400,000 shares
      Issued - 283,667 shares (295,018 for 2000)                   284             295
    Common stock, $1 par value:
      Authorized - 78,600,000 shares
      Issued - 13,287,090 shares (13,248,948 for 2000)          13,287          13,249
    Paid-in capital                                             61,344          60,535
    Retained earnings                                          394,402         379,006
    Accumulated other comprehensive income                       1,313             544
                                                            ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY                                 470,630         453,629
                                                            ----------      ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $1,304,639      $1,361,341
                                                            ==========      ==========

Stockholders' Equity Per Common Share                       $    34.68      $    33.49
                                                            ==========      ==========

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(amounts in thousands, except share data)


                                               Three months ended March 31,
                                              -----------------------------
                                                  2001             2000
                                              -----------      -----------
REVENUES

   Homebuilding                               $   503,043      $   420,318
   Financial services                              11,116            8,694
                                              -----------      -----------

         Total revenues                           514,159          429,012
                                              -----------      -----------

EXPENSES

   Homebuilding:
     Cost of sales                                417,723          352,981
     Selling, general and administrative           52,246           43,178
     Interest                                       3,451            2,546
                                              -----------      -----------

     Total homebuilding expenses                  473,420          398,705

   Financial services:
     General and administrative                     4,886            5,183
     Interest                                       2,804            2,793
                                              -----------      -----------

     Total financial services expenses              7,690            7,976

   Corporate expenses                               6,455            4,417
                                              -----------      -----------

         Total expenses                           487,565          411,098

EARNINGS BEFORE TAXES                              26,594           17,914

Tax expense                                        10,505            6,986
                                              -----------      -----------

NET EARNINGS                                  $    16,089      $    10,928
                                              ============     ===========


NET EARNINGS PER COMMON SHARE
  Basic                                       $      1.19      $      0.80
  Diluted                                     $      1.12      $      0.78

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                        13,340,204       13,449,381
  Diluted                                      14,363,808       14,009,823


See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. &  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(amounts in thousands)

                                                                               Three months ended March 31,
                                                                                     2001            2000
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                              $  16,089       $  10,928
      Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                              6,900           5,623
         Changes in assets and liabilities:
            Increase in inventories                                               (28,832)        (89,575)
            Net change in other assets, payables and other liabilities            (55,194)        (11,184)
            Decrease (increase) in mortgage loans held-for-sale                       829         (10,155)
         Other operating activities, net                                           (1,006)             21
                                                                                ---------       ---------
      Net cash used for operating activities                                      (61,214)        (94,342)
                                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net additions to property, plant and equipment                               (7,265)         (7,004)
      Principal reduction of mortgage collateral                                    2,665           4,106
      Principal reduction of mortgage-backed securities -
         available-for-sale                                                         6,158             500
      Principal reduction of mortgage-backed securities - held-to-maturity             --           1,977
      Decrease in funds held by trustee                                             3,603             616
                                                                                ---------       ---------
      Net cash provided by investing activities                                     5,161             195
                                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash proceeds of long-term debt                                                  --         132,000
      Decrease in short-term notes payable                                         (6,106)             (8)
      Bond principal payments                                                      (4,872)         (9,744)
      Common and preferred stock dividends                                           (693)           (747)
      Common stock repurchases                                                     (6,853)        (14,185)
      Other financing activities, net                                               6,684            (499)
                                                                                ---------       ---------
      Net cash (used for) provided by financing activities                        (11,840)        106,817
                                                                                ---------       ---------
      Net (decrease) increase in cash and cash equivalents                        (67,893)         12,670
      Cash and cash equivalents at beginning of periods                           142,201          69,926
                                                                                ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  74,308       $  82,596
-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest (net of capitalized interest)                      $   7,075       $   5,236
      Cash paid for income taxes (net of refunds)                               $  10,324       $   7,411
-----------------------------------------------------------------------------------------------------------

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

The consolidated balance sheet as of March 31, 2001, the consolidated statements of earnings for the three months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows at March 31, 2001, and for all periods presented, have been made. The consolidated balance sheet at December 31, 2000 is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 2001 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2000 annual report to its shareholders.

The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

The following table is a summary of capitalized interest:

                                                  2001           2000
                                                --------       --------
Capitalized interest as of January 1            $ 33,494       $ 26,970
Interest capitalized                               8,879          8,508
Interest amortized to cost of sales               (6,018)        (4,645)
                                                --------       --------

Capitalized interest as of March 31             $ 36,355       $ 30,833
                                                ========       ========

Note 2. New Accounting Pronouncements

FAS 133

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and FAS 138, which is required to be adopted in fiscal years beginning after June 15, 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset by a change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings. The adoption of the new statement did not have a significant impact on the earnings or financial position of the Company.

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

                                    Three months ended March 31,
                                        2001           2000
                                      --------       --------
Earnings before taxes
  Homebuilding                        $ 29,623       $ 21,613
  Financial services                     3,426            718
  Corporate and other                   (6,455)        (4,417)
                                      --------       --------

  Total                               $ 26,594       $ 17,914
                                      ========       ========

Note 4. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share.

                                                        Three months ended March 31,
                                                          2001               2000
                                                      ------------       ------------
Numerator
     Net earnings                                     $     16,089       $     10,928
     Preferred stock dividends                                (157)              (185)
                                                      ------------       ------------
     Numerator for basic earnings per share,
       available to common stockholders                     15,932             10,743
     Effect of dilutive securities,
       preferred stock dividends                               157                185
                                                      ------------       ------------
     Numerator for diluted earnings per share,
       available to common stockholders               $     16,089       $     10,928
                                                      =============      ============

Denominator
     Denominator for basic earnings per share,
       weighted-average shares                          13,340,204         13,449,381
     Effect of dilutive securities:
       Stock options                                       658,927            140,854
       Equity incentive plan                                75,333             77,046
       Conversion of preferred shares                      289,344            342,542
                                                      ------------       ------------
     Dilutive potential of common shares                 1,023,604            560,442
     Denominator for diluted earnings per share,
       adjusted weighted-average shares and
       assumed conversions                              14,363,808         14,009,823

     BASIC EARNINGS PER SHARE                         $       1.19       $       0.80

     DILUTED EARNINGS PER SHARE                       $       1.12       $       0.78

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data)


Note 5. Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings, of this document for updated information regarding the Company's commitments and contingencies.

Note 6. Comprehensive Income

Comprehensive income totaled $16.9 million and $10.8 million for the three months ended March 31, 2001 and 2000, respectively. Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities.

Note 7. Financial Services Short-term Notes Payable

In March 2001, the Company amended a revolving credit facility used to finance investment securities in the financial services segment. The agreement was extended through March 2002, bears interest at market rates, and is collateralized by investment portfolio securities. Borrowings outstanding under this facility were $40.5 million and $44.9 million at March 31, 2001, and December 31, 2000, respectively.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
CONSOLIDATED

For the first quarter of 2001, the Company reported consolidated net earnings from operations of $16.1 million, or $1.19 per share ($1.12 per share diluted). This compared with consolidated net earnings from operations of $10.9 million, or $0.80 per share ($0.78 per share diluted), for the first quarter of 2000.

The homebuilding segment reported pretax earnings of $29.6 million for the first quarter of 2001, an $8 million increase over the $21.6 million reported for the first quarter of 2000. The increase over the prior year was attributable to a higher closing volume, a 7.9 percent increase in average sales price and an increase in gross profit margins. Pretax homebuilding margins increased 80 basis points to 5.9 percent in the first quarter of 2001 versus 5.1 percent for the first quarter of 2000.

The financial services segment reported pretax earnings from operations of $3.4 million for the first quarter of 2001, compared to $0.7 million for the same period in 2000. The increase over the prior year was primarily attributable to a
34.2 percent increase in the number of originations, and a 68.9 percent increase in loan sales volume. Additionally, the closing volume from homebuilder originations that were financed by the Company increased to 77 percent in the first quarter of 2001 from 63 percent in the first quarter of 2000.

Corporate expenses represent the cost of corporate functions which support the business segments. Corporate expenses of $6.5 million for the first quarter of 2001 were higher than the $4.4 million reported for the first quarter of 2000. The increase over the prior year was primarily attributable to increased incentive compensation expenses commensurate with higher pretax earnings.

Although the Company's limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues, expenses, and portfolio balances continue to decline as the mortgage collateral pledged to secure the bonds decreases due to scheduled payments, prepayments, and exercises of early redemption provisions. Revenues have approximated expenses for the last two years.

HOMEBUILDING SEGMENT

Results of operations from the homebuilding segment are summarized as follows:
($ amounts in thousands, except average closing price)

                                        Three months ended March 31,
                                           2001            2000
                                        ----------      ----------
Revenues
  Residential                           $  486,965      $  411,449
  Other                                     16,078           8,869
                                        ----------      ----------
  Total                                    503,043         420,318

Gross profit                                85,320          67,337
Selling, general and
  administrative expenses                   52,246          43,178
Interest expense                             3,451           2,546
                                        ----------      ----------

Homebuilding pretax earnings            $   29,623      $   21,613
                                        ==========      ==========

Operational unit data
  New orders (units)                         3,970           3,172
  Closings (units)                           2,381           2,161
Outstanding contracts at
  March 31:
       Units                                 5,757           4,678
       Dollar value                     $1,196,844      $  878,849

Average closing price                   $  205,000      $  190,000


Homebuilding revenues increased 19.7 percent for the first quarter of 2001, compared with the same period last year, primarily due to a 10.2 percent increase in closings with 2,381 homes closed in the first quarter of 2001, compared with 2,161 homes closed in the first quarter of 2000, and a 7.9 percent increase in average closing price.

Gross profit margins from home sales averaged 17.6 percent for the first quarter of 2001, an increase from 16.0 percent for the first quarter of 2000. The increase is attributable to the composition of closings for the period.

New orders for the first quarter of 2001 increased 25.2 percent from the first quarter of the prior year to 3,970 homes. Sales per community were up 15.9 percent from the first quarter of 2000, and the Company operated in 21 additional active communities compared to the first quarter of last year.

Outstanding contracts as of March 31, 2001, were 5,757, versus 4,678 at March 31, 2000, and 4,168 at December 31, 2000. Outstanding contracts represent the Company's backlog of homes sold but not yet closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at March 31, 2001, was $1.2 billion, an increase of
36.2 percent from March 31, 2000, and an increase of 38.1 percent from December 31, 2000.

Selling, general and administrative expenses, as a percentage of revenue, were
10.4 percent for the first quarter of 2001, versus 10.3 percent for the first quarter of 2000. For the first quarter of 2001, interest expense was $3.5 million, an increase of $1 million from the first quarter of 2000.

FINANCIAL SERVICES

Results of operations of the Company's financial services segment are summarized as follows: (amounts in thousands)

                                          Three months ended March 31,
                                               2001         2000
                                             -------      -------
Retail revenues
    Interest and
      net origination fees                   $   313      $   618
    Net gains on sales of mortgages
      and servicing rights                     4,983        2,807
    Loan servicing                                30           11
    Title/escrow                               2,449        2,049
                                             -------      -------
       Total retail revenue                    7,775        5,485

Revenue from investment operations
  and limited-purpose subsidiaries             3,341        3,209
                                             -------      -------

Total revenues                               $11,116      $ 8,694

Expenses
    General and administrative                 4,886        5,183
    Interest                                   2,804        2,793
                                             -------      -------
    Total expenses                             7,690        7,976
                                             =======      =======

Pretax earnings                              $ 3,426      $   718
                                             =======      =======


Pretax earnings by line of business were as follows:
(amounts in thousands)

                                   Three months ended March 31,
                                       2001        2000
                                      ------      ------
Retail                                $3,103      $  123
Investments                              323         595
                                      ------      ------

Total                                 $3,426      $  718
                                      ======      ======

OPERATIONAL DATA

                                    THREE MONTHS ENDED MARCH 31,
                                         2001        2000
                                        -----      ------
Retail operations:
  Originations                          1,754       1,307
  Percent of Ryland Homes
    closings                               97%         96%
  Ryland Homes capture rate                77%         63%

Investment operations:
  Portfolio average balance
    (in millions)                       $78.6      $100.7


Revenues for the financial services segment increased $2.4 million, or 27.9 percent, to $11.1 million for the quarter ended March 31, 2001 from $8.7 million for the first quarter of 2000.

Revenues from retail operations increased by $2.3 million to $7.8 million for the three months ended March 31, 2001, compared with the same period in 2000. The increase over the prior year was primarily attributable to increased gains from the sale of mortgages and mortgage servicing rights, partially offset by decreased financing income resulting from a reduction in the number of days loans were held for sale.

Revenues from investment operations and limited-purpose subsidiaries were $3.3 million for the three-month period ended March 31, 2001, approximately the same as that reported for the same period in the prior year.

General and administrative expenses were $4.9 million for the three months ended March 31, 2001, compared with $5.2 million for the period ended March 31, 2000. The decrease was primarily attributable to cost reductions made at the mortgage branch level, partially offset by increased incentive compensation expenses as a result of increased earnings.

Interest expense was $2.8 million for the three months ended March 31, 2001 and 2000.

Retail operations include residential mortgage origination; sales of mortgages and mortgage servicing rights; and title, escrow and homeowners insurance services for retail customers. Retail operations reported pretax earnings of $3.1 million for the first quarter of 2001, compared to $0.1 million for the same period in the prior year.

Mortgage origination volume increased by 34.2 percent for the three months ended March 31, 2001, compared with the same period in 2000. The increase was primarily due to an increase of 14 percentage points in the Ryland Homes capture rate.

Investment operations hold certain assets, mainly mortgage-backed securities, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company's limited-purpose subsidiaries. Pretax earnings from investment operations were $0.3 million for the three months ended March 31, 2001, versus $0.6 million for the same period in 2000. The decrease was essentially the result of decreases in the investment portfolio's average balance and its weighted-average coupon rate, which resulted in a decline in interest and other income.

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company's homebuilding and financial services segments are generally provided from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment's borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility, and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $450 million as of March 31, 2001 and December 31, 2000.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. This facility matures in October 2003 and provides for borrowings up to $400 million. There were no borrowings under this facility as of March 31, 2001 and December 31, 2000. The Company had letters of credit outstanding under this facility totaling $84.2 million at March 31, 2001, and $55.7 million at December 31, 2000. To finance land purchases, the Company also uses seller-financed, nonrecourse secured notes payable. At March 31, 2001, such notes payable outstanding amounted to $2.7 million, compared with $1.9 million at December 31, 2000.

Housing inventories increased to $917.2 million as of March 31, 2001, from $888.4 million at December 31, 2000. This increase reflects higher sold inventory levels, related to a significant increase in quarter-end backlog. The increase was funded with internally generated funds.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include a credit facility which provides up to $150 million for mortgage warehouse funding and matures in May 2002; repurchase agreement facilities aggregating $80 million; and a $45 million revolving credit facility which is used to finance investment portfolio securities. At March 31, 2001, and December 31, 2000, the combined borrowings of the financial services segment outstanding under all agreements totaled $76.5 million and $82.6 million, respectively.

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

During the three months ended March 31, 2001, the Company repurchased approximately 176,000 shares of its outstanding common stock at a cost of approximately $6.9 million. In February 2000, the Board of Directors approved the repurchase of up to one million shares of the Company's outstanding common stock. As of March 31, 2001, the Company had Board authorization to repurchase up to an additional 448,000 shares of its common stock. The Company's repurchase program has been funded primarily through internally generated funds.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in the Company's market risk from December 31, 2000. For information regarding the Company's market risk, refer to Form 10-K for the fiscal year ended December 31, 2000, of The Ryland Group, Inc.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

Ryland Mortgage Company (RMC) received information from the Federal Deposit Insurance Corporation (FDIC) regarding outstanding claims related to mortgage servicing contracts which it entered into with the Resolution Trust Company during 1991 and 1992. RMC is investigating these claims. No prediction can be made, at this time, regarding the results of this investigation or whether the FDIC will initiate a civil action against RMC in connection with these claims.

The Company is party to various legal proceedings generally incidental to its businesses. Based on evaluation of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K

A.    Exhibits

      12.1  Computation of Ratio of Earnings to Fixed Charges


B.    Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE RYLAND GROUP, INC.
                             ----------------------
                                   Registrant



May 11, 2001              By: /s/ Gordon A. Milne
------------                  -------------------------------------------------
Date                          Gordon A. Milne
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial Officer)



May 11, 2001              By: /s/ David L. Fristoe
------------                  -------------------------------------------------
Date                          David L. Fristoe
                              Senior Vice President, Chief Information Officer,
                              Controller, and Chief Accounting Officer
                              (Principal Accounting Officer)

                                INDEX OF EXHIBITS

A. Exhibits

Exhibit No.                                                                    Page No.
-----------                                                                    --------
   10.12       Amended Repurchase Refinancing Agreement dated as of             16-22
               March 30, 2001 between Ryland Mortgage Company;
               Associates Funding Corporation; Chase Manhattan Bank;
               and certain lenders.
               (filed herewith)

   12.1        Computation of Ratio of Earnings to Fixed Charges                23
               (filed herewith)