Form 10-Q
period 2001-06-30
RYLAND GROUP INC
filed 2001-08-14
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ______________ to ________________.

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

[X]  Yes     [   ]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock of The Ryland Group, Inc., outstanding on August 8, 2001, was 13,476,942.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2001, (unaudited) and December 31, 2000	1-2

	Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2001 and 2000 (unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

INDEX OF EXHIBITS		16

PART I. FINANCIAL INFORMATION

     Item I. Financial Statements

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Homebuilding

Cash and cash equivalents	$282,938	$135,371

Housing inventories:

Homes under construction	587,660	451,723

Land under development and improved lots	331,873	436,682

Total inventories	919,533	888,405

Property, plant and equipment	38,072	35,577

Purchase price in excess of net assets acquired	19,066	19,947

Other	78,362	71,932

	1,337,971	1,151,232

Financial Services

Cash and cash equivalents	10,457	6,830

Mortgage loans, held-for-sale	9,055	11,217

Mortgage-backed securities and notes receivable	72,451	84,600

Other	11,565	11,843

	103,528	114,490

Other Assets

Collateral for bonds payable of limited-purpose subsidiaries	20,697	23,005

Net deferred taxes	33,318	34,858

Other	37,394	37,756

TOTAL ASSETS	$1,532,908	$1,361,341

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2001	2000

	(unaudited)
LIABILITIES

Homebuilding

Accounts payable and other liabilities	$254,630	$254,949

Current portion— long-term debt	94,500	100,000

Long-term debt	500,000	350,000

	849,130	704,949

Financial Services

Accounts payable and other liabilities	21,235	22,600

Short-term notes payable	71,846	82,563

	93,081	105,163

Other Liabilities

Bonds payable of limited-purpose subsidiaries	18,605	21,250

Other	67,696	76,350

TOTAL LIABILITIES	1,028,512	907,712

STOCKHOLDERS’ EQUITY

Convertible preferred stock, $1 par value:

Authorized — 1,400,000 shares

Issued — 274,638 shares (295,018 for 2000)	275	295

Common stock, $1 par value:

Authorized — 78,600,000 shares

Issued — 13,387,817 shares (13,248,948 for 2000)	13,388	13,249

Paid-in capital	61,807	60,535

Retained earnings	427,585	379,006

Accumulated other comprehensive income	1,341	544

TOTAL STOCKHOLDERS’ EQUITY	504,396	453,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,532,908	$1,361,341

Stockholders’ Equity Per Common Share	$36.92	$33.49

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(amounts in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

REVENUES

Homebuilding	$674,626	$513,626	$1,177,669	$933,944

Financial services	12,887	11,124	24,003	19,818

Total revenues	687,513	524,750	1,201,672	953,762

EXPENSES

Homebuilding:

Cost of sales	549,979	428,854	967,702	781,835

Selling, general and administrative	65,733	49,604	117,979	92,782

Interest	5,162	4,199	8,613	6,745

Total homebuilding expenses	620,874	482,657	1,094,294	881,362

Financial services:

General and administrative	3,801	5,838	8,687	11,021

Interest	517	3,020	3,321	5,813

Total financial services expenses	4,318	8,858	12,008	16,834

Corporate expenses	6,335	5,462	12,790	9,879

Total expenses	631,527	496,977	1,119,092	908,075

EARNINGS BEFORE TAXES	55,986	27,773	82,580	45,687

Tax expense	22,114	10,832	32,619	17,818

NET EARNINGS	$33,872	$16,941	$49,961	$27,869

NET EARNINGS PER COMMON SHARE

Basic	$2.52	$1.29	$3.72	$2.08

Diluted	$2.36	$1.24	$3.48	$2.02

AVERAGE COMMON SHARES OUTSTANDING

Basic	13,388,015	13,026,689	13,364,169	13,238,027

Diluted	14,358,239	13,651,707	14,356,657	13,830,589

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(amounts in thousands)

	Six months ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$49,961	$27,869

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	15,515	12,704

Changes in assets and liabilities:

Increase in inventories	(31,128)	(133,782)

Net change in other assets, payables and other liabilities	(7,767)	(5,395)

Decrease (increase) in mortgage loans, held-for-sale	2,162	(23,125)

Other operating activities, net	(6,097)	(1,401)

Net cash provided by (used for) operating activities	22,646	(123,130)

CASH FLOWS FROM INVESTING ACTIVITIES

Net additions to property, plant and equipment	(16,855)	(16,244)

Principal reduction of mortgage collateral	5,424	8,279

Principal reduction of mortgage-backed securities, available-for-sale	10,124	2,664

Principal reduction of mortgage-backed securities, held-to-maturity	—	4,696

Decrease (increase) in funds held by trustee	3,567	(376)

Net cash provided by (used for) investing activities	2,260	(981)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds of long-term debt	150,000	155,000

Reduction of long-term debt	(5,500)	—

(Decrease) increase in short-term notes payable	(10,717)	23,465

Bond principal payments	(6,337)	(11,234)

Common and preferred stock dividends	(1,382)	(1,466)

Common stock repurchases	(14,528)	(18,041)

Other financing activities, net	14,752	(17)

Net cash provided by financing activities	126,288	147,707

Net increase in cash and cash equivalents	151,194	23,596

Cash and cash equivalents at beginning of period	142,201	69,926

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293,395	$93,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized interest)	$11,831	$13,539

Cash paid for income taxes (net of refunds)	$27,163	$19,668

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data)

Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (“the Company”). Intercompany transactions have been eliminated in consolidation.

The consolidated balance sheet as of June 30, 2001, the consolidated statements of earnings for the three and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2001, and for all periods presented, have been made. The consolidated balance sheet at December 31, 2000, is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 2001 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2000 annual report to its shareholders.

The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

The following table is a summary of capitalized interest:

	2001	2000

Capitalized interest as of January 1	$33,494	$26,970

Interest capitalized	16,441	17,520

Interest amortized to cost of sales	(14,360)	(10,017)

Capitalized interest as of June 30	$35,575	$34,473

Note 2. New Accounting Pronouncements

FAS 133

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS 137 and FAS 138, which was required to be adopted in fiscal years beginning after June 15, 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset by a change in the fair value of assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings. The adoption of the new statement did not have a significant impact on the earnings or financial position of the Company.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data)

Note 3. Segment Information

Operations of the Company consist of two business segments: homebuilding and financial services. The Company’s homebuilding segment specializes in the sale and construction of single-family attached and detached housing in 21 markets. The financial services segment provides mortgage-related products and services for Ryland Homes’ customers and also conducts investment activities. Corporate expenses represent the costs of corporate functions which support the business segments.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Earnings before taxes

Homebuilding	$53,752	$30,969	$83,375	$52,582

Financial services	8,569	2,266	11,995	2,984

Corporate and other	(6,335)	(5,462)	(12,790)	(9,879)

Total	$55,986	$27,773	$82,580	$45,687

Note 4. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Numerator

Net earnings	$33,872	$16,941	$49,961	$27,869

Preferred stock dividends	(151)	(176)	(308)	(361)

Numerator for basic earnings per share, available to common stockholders	33,721	16,765	49,653	27,508

Effect of dilutive securities, preferred stock dividends	151	176	308	361

Numerator for diluted earnings per share, available to common stockholders	$33,872	$16,941	$49,961	$27,869

Denominator

Denominator for basic earnings per share, weighted-average shares	13,388,015	13,026,689	13,364,169	13,238,027

Effect of dilutive securities:

Stock options	631,067	223,128	640,612	180,799

Equity incentive plan	60,000	75,000	67,624	77,046

Conversion of preferred shares	279,157	326,890	284,252	334,717

Dilutive potential of common shares	970,224	625,018	992,488	592,562

Denominator for diluted earnings per share, adjusted weighted-average shares and assumed conversions	14,358,239	13,651,707	14,356,657	13,830,589

BASIC EARNINGS PER SHARE	$2.52	$1.29	$3.72	$2.08

DILUTED EARNINGS PER SHARE	$2.36	$1.24	$3.48	$2.02

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data)

Note 5. Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings, of this document for updated information regarding the Company’s commitments and contingencies.

Note 6. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $33.9 million and $16.6 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, comprehensive income was $50.8 million and $27.4 million, respectively.

Note 7. Financial Services Short-term Notes Payable

In March 2001, the Company amended a revolving credit facility used to finance investment securities in the financial services segment. The agreement was extended through March 2002, bears interest at market rates and is collateralized by investment portfolio securities. Borrowings outstanding under this facility were $38.2 million and $44.9 million at June 30, 2001, and December 31, 2000, respectively.

Effective July 31, 2001, the Company terminated another credit facility which provided up to $150 million for mortgage warehouse funding. As a result of recent procedural changes in loan deliveries and sales, the Company no longer had a need for this facility.

Note 8. Long-term Debt

In June 2001, the Company issued $150 million of 9 1/8 percent senior subordinated notes which will mature on June 15, 2011. The net proceeds from this offering will be used to redeem all of the $100 million aggregate principal from our 9 5/8 percent senior subordinated notes due 2004, which were called in June 2001; the remaining proceeds from this offering will be used for general corporate purposes.

The indebtedness outstanding on the senior subordinated notes due 2004, called for redemption, was $94.5 million as of June 30, 2001, and has been classified as the current portion of long-term debt in the balance sheet.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

For the second quarter of 2001, the Company reported consolidated net earnings from operations of $33.9 million, or $2.52 per share ($2.36 per share diluted). This compares with consolidated net earnings from operations of $16.9 million, or $1.29 per share ($1.24 per share diluted), for the second quarter of 2000.

Consolidated net earnings for the six months ended June 30, 2001, were $50 million, or $3.72 per share ($3.48 per share diluted), compared to $27.9 million, or $2.08 per share ($2.02 per share diluted), for the same period in the prior year.

The homebuilding segment reported pretax earnings of $53.8 million for the second quarter of 2001, a $22.8 million increase over the $31 million reported for the second quarter of 2000. The increase over the prior year was attributable to a higher closing volume, a 10 percent increase in average sales price and an increase in gross profit margins. For the six months ended June 30, 2001, the homebuilding segment reported pretax earnings of $83.4 million, compared to $52.6 million for the same period in the prior year.

Pretax homebuilding margins were 8 percent and 7.1 percent for the three and six months ended June 30, 2001, respectively, compared to 6 percent and 5.6 percent for the same periods in 2000.

The financial services segment reported pretax earnings from operations of $8.6 million and $12 million for the three and six months ended June 30, 2001, compared to $2.3 million and $3 million for the same periods in 2000. The increase for the second quarter over the same period in the prior year was primarily attributable to a 35.7 percent increase in the number of originations and a 67.9 percent increase in loan sales volume. The closing volume from homebuilder originations that were financed by the Company increased to 82 percent in the second quarter of 2001 from 70 percent in the second quarter of 2000.

Corporate expenses represent the cost of corporate functions which support the business segments. Corporate expenses were $6.3 million for the second quarter of 2001, compared to $5.5 million for the second quarter of 2000, and $12.8 million for the first six months of 2001, versus $9.9 million for the first six months of 2000. Corporate expenses, as a percentage of revenue, were approximately one percent for the three- and six-month periods ended June 30, 2001 and 2000.

Although the Company’s limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues, expenses and portfolio balances continue to decline as the mortgage collateral pledged to secure the bonds decreases due to scheduled payments, prepayments and exercises of early redemption provisions. Revenues have approximated expenses for the last two years.

HOMEBUILDING SEGMENT

Results of operations from the homebuilding segment are summarized as follows:
($ amounts in thousands, except average closing price)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Revenues

Residential	$655,260	$510,390	$1,142,225	$921,839

Other	19,366	3,236	35,444	12,105

Total	674,626	513,626	1,177,669	933,944

Gross profit	124,647	84,772	209,967	152,109

Selling, general and administrative expenses	65,733	49,604	117,979	92,782

Interest expense	5,162	4,199	8,613	6,745

Homebuilding pretax earnings	$53,752	$30,969	$83,375	$52,582

Operational unit data

New orders (units)	3,779	3,234	7,749	6,406

Closings (units)	3,137	2,680	5,518	4,841

Outstanding contracts at June 30:

Units			6,399	5,232

Dollar value			$1,311,112	$1,015,846

Average closing price	$209,000	$190,000	$207,000	$190,000

Homebuilding revenues increased 31.3 percent for the second quarter of 2001, compared with the same period last year, primarily due to a 17.1 percent increase in closings (3,137 homes closed in the second quarter of 2001, compared to 2,680 homes closed in the second quarter of 2000) as well as a 10 percent increase in average closing price. For the six months ended June 30, 2001, homebuilding revenues were $1.2 billion, an increase of $243.8 million, or 26.1 percent, compared to the six months ended June 30, 2000.

Gross profit margins from home sales averaged 18.9 percent for the second quarter of 2001, an increase from 17.3 percent for the second quarter of 2000. Gross profit margins from home sales averaged 18.3 percent for the first six months of 2001, versus 16.7 percent for the same period in 2000. The increase is attributable to the composition of closings for the period, an increase in sales price and reduced costs.

New orders for the second quarter of 2001 increased 16.9 percent from the second quarter of the prior year to 3,779 homes. Sales per community were up 21.3 percent from the second quarter of 2000, while the Company operated in 10 fewer active communities than in the second quarter of last year. At a first-half record of 7,749 homes sold, new orders were up 21 percent from the first half of 2000.

Outstanding contracts as of June 30, 2001, were 6,399, versus 5,232 at June 30, 2000, and 4,168 at December 31, 2000. Outstanding contracts represent the Company’s backlog of homes sold but not yet closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at June 30, 2001, was $1.3 billion, an increase of 29.1 percent from June 30, 2000, and an increase of 51.2 percent from December 31, 2000.

Selling, general and administrative expenses, as a percentage of revenue, were 9.7 percent and 10 percent for the three and six months ended June 30, 2001, respectively, compared to 9.7 percent and 9.9 percent for the same periods in the prior year. Compared with the second quarter of 2000, interest expense increased $1 million to $5.2 million in the second quarter of 2001. This was primarily attributable to the new debt issues in August 2000 and June 2001 which totaled $300 million and were partially offset by declining interest rates and reduced borrowings against the revolving credit facility. For the first half of 2001, interest expense was $8.6 million, an increase of $1.9 million from the prior year.

FINANCIAL SERVICES

Results of operations of the Company’s financial services segment are summarized as follows:
(amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Retail revenues

Interest	$285	$979	$598	$1,597

Net gains on sales of mortgages and servicing rights	8,407	4,635	13,390	7,442

Loan servicing	5	269	35	280

Title/escrow	2,939	2,249	5,388	4,298

Total retail revenue	11,636	8,132	19,411	13,617

Revenue from investment operations and limited-purpose subsidiaries	1,251	2,992	4,592	6,201

Total revenues	$12,887	$11,124	$24,003	$19,818

Expenses

General and administrative	3,801	5,838	8,687	11,021

Interest	517	3,020	3,321	5,813

Total expenses	4,318	8,858	12,008	16,834

Pretax earnings	$8,569	$2,266	$11,995	$2,984

Pretax earnings by line of business were as follows:
(amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Retail	$8,131	$1,865	$11,234	$1,988

Investments	438	401	761	996

Total	$8,569	$2,266	$11,995	$2,984

OPERATIONAL DATA

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Retail operations:

Originations	2,407	1,774	4,161	3,081

Percent of Ryland Homes closings	96%	97%	96%	96%

Ryland Homes capture rate	82%	70%	80%	67%

Investment operations:

Portfolio average balance (in millions)	$73.8	$96.8	$76.2	$98.7

Revenues for the financial services segment increased $1.8 million, or 15.8 percent, for the quarter ended June 30, 2001, compared to the same period in 2000. The increase from the prior year was attributable primarily to a 35.7 percent increase in originations and a 67.9 percent increase in loan sales volume. The capture rate increased to 82 percent in the second quarter of 2001, compared to 70 percent in the second quarter of 2000. For the first six months of 2001, revenues for the financial services segment were $24 million, up $4.2 million from the same period in the prior year.

Revenues from retail operations increased by $3.5 million to $11.6 million for the quarter ended June 30, 2001, compared with the same period in 2000. For the first six months of 2001, revenues from retail operations increased by $5.8 million to $19.4 million. The increase over the prior year was primarily attributable to gains recognized on the sale of mortgages and mortgage servicing rights, which were partially offset by decreased financing income due to a reduction in the number of days loans were held for sale.

Revenues from investment operations and limited-purpose subsidiaries were $1.3 million and $4.6 million for the three and six months ended June 30, 2001, respectively, versus $3 million and $6.2 million for the same periods in 2000. The decreases were attributable to declining investment portfolio balances.

General and administrative expenses were $3.8 million and $8.7 million for the three and six months ended June 30, 2001, respectively, compared to $5.8 million and $11 million for the three and six months ended June 30, 2000, respectively. The decreases were primarily attributable to lower origination costs per loan, partially offset by increased incentive compensation expense as a result of increased earnings. Interest expense was $0.5 million and $3.3 million for the three and six months ended June 30, 2001, respectively, versus $3 million and $5.8 million for the same periods in 2000. The decreases were primarily due to reduced average warehouse borrowings and a decline in average borrowing rates.

Retail operations include residential mortgage origination; sales of mortgages and mortgage servicing rights; and title, escrow and homeowners insurance services for retail customers. Retail operations reported pretax earnings of $8.1 million and $11.2 million for the second quarter and first half of 2001, compared to $1.9 million and $2 million for the same periods in the prior year.

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $594.5 million as of June 30, 2001, and $450 million as of December 31, 2000. At June 30, 2001, $94.5 million of the notes outstanding were called for redemption.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. This facility matures in October 2003 and provides for borrowings up to $400 million. There were no borrowings under this facility as of June 30, 2001, and December 31, 2000. The Company had letters of credit outstanding under this facility totaling $84.3 million at June 30, 2001, and $55.7 million at December 31, 2000. To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At June 30, 2001, such notes payable outstanding amounted to $3 million, compared with $1.9 million at December 31, 2000.

Housing inventories increased to $919.5 million as of June 30, 2001, from $888.4 million at December 31, 2000. This increase reflects higher sold inventory levels, related to a significant increase in quarter-end backlog. The increase was primarily funded with internally generated funds.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include a credit facility which provides up to $150 million for mortgage warehouse funding, which the Company terminated as of July 31, 2001; repurchase agreement facilities aggregating $80 million; and a $45 million revolving credit facility which is used to finance investment portfolio securities. At June 30, 2001, and December 31, 2000, the combined borrowings of the financial services segment outstanding under all agreements totaled $71.8 million and $82.6 million, respectively.

Mortgage loans, notes receivable and mortgage-backed securities held by the financial services subsidiaries were pledged as collateral for previously issued mortgage-backed bonds, the terms of which provided for the retirement of all bonds from the proceeds of the collateral. The source of cash for the bond payments was received from the mortgage loans, notes receivable and mortgage-backed securities.

The Company has not guaranteed the debt of either its financial services segment or limited-purpose subsidiaries.

During the six months ended June 30, 2001, the Company repurchased approximately 336,000 shares of its outstanding common stock at a cost of approximately $14.5 million. In July 2001, the Board of Directors approved the repurchase of up to a million shares of the Company’s outstanding common stock. As of June 30, 2001, the Company had Board authorization to repurchase up to an additional 1,288,000 shares of its common stock, including the recently approved million shares. The Company’s repurchase program has been funded primarily through internally generated funds.

Note: Certain statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations may be “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, such as the completion and profitability of sales reported; the market for homes generally and in areas where the Company operates; the availability and cost of land; changes in economic conditions and interest rates; the availability and increases in raw material and labor costs; consumer confidence; government regulations; and general competitive factors, all or each of which may cause actual results to differ materially.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes in the Company’s market risk from December 31, 2000. For information regarding the Company’s market risk, refer to Form 10-K for the fiscal year ended December 31, 2000, of The Ryland Group, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

Ryland Mortgage Company (RMC) received information from the Federal Deposit Insurance Corporation (FDIC) regarding outstanding claims related to mortgage servicing contracts which it entered into with the Resolution Trust Company during 1991 and 1992. RMC is investigating these claims. No prediction can be made, at this time, regarding either the results of this investigation or whether the FDIC will initiate a civil action against RMC in connection with these claims.

The Company is party to various legal proceedings generally incidental to its businesses. Based on evaluations of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 25, 2001. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities and Exchange Act of 1934 to elect directors of the Company for the ensuing year.

Proxies representing 12,174,856 shares of stock eligible to vote at the meeting, or 90.9 percent of the outstanding shares, were voted in connection with the election of directors. The 10 incumbent directors nominated by the Company were reelected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld

R. Chad Dreier	12,047,617	127,239

Leslie M. Frécon	12,160,990	13,866

William L. Jews	12,159,740	15,116

William G. Kagler	12,161,074	13,782

Ned Mansour	12,046,031	128,825

Robert E. Mellor	12,047,932	126,924

Norman J. Metcalfe	12,047,932	126,924

Charlotte St. Martin	12,159,799	15,057

Paul J. Varello	12,045,922	128,934

John O. Wilson	12,161,949	13,107

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

B.	Reports on Form 8-K

On June 13, 2001, the Company filed a Current Report on Form 8-K with respect to its offering of 9 1/8 percent senior subordinated notes due 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC. Registrant

August 14, 2001	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 14, 2001	By:	/s/ David L. Fristoe
Date	David L. Fristoe Senior Vice President, Chief Information Officer, Controller, and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

A. Exhibits

Exhibit No.		Page No.

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)	17