Form 10-Q
period 2001-09-30
RYLAND GROUP INC
filed 2001-11-13
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______ .

Commission File Number: 1-8029

THE RYLAND GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	52-0849948 (I.R.S. Employer Identification Number)

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on November 5, 2001, was 13,259,523.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2001, (unaudited) and December 31, 2000	1-2
Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)	3
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 6. Exhibits and Reports on Form 8-K	15
SIGNATURES	16
INDEX OF EXHIBITS	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE RYLAND GROUP, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Homebuilding
Cash and cash equivalents	$201,381	$135,371
Housing inventories:
Homes under construction	599,295	451,723
Land under development and improved lots	368,545	436,682

Total inventories	967,840	888,405
Property, plant and equipment	36,086	35,577
Purchase price in excess of net assets acquired	18,625	19,947
Other	77,016	71,932

	1,300,948	1,151,232

Financial Services
Cash and cash equivalents	6,504	6,830
Mortgage loans, held-for-sale	11,784	11,217
Mortgage-backed securities and notes receivable	67,328	84,600
Other	13,344	11,843

	98,960	114,490

Other Assets
Collateral for bonds payable of limited-purpose subsidiaries	19,350	23,005
Net deferred taxes	29,677	34,858
Other	35,366	37,756

TOTAL ASSETS	$1,484,301	$1,361,341

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
LIABILITIES
Homebuilding
Accounts payable and other liabilities	$267,267	$254,949
Long-term debt	496,500	450,000

	763,767	704,949

Financial Services
Accounts payable and other liabilities	25,040	22,600
Short-term notes payable	67,199	82,563

	92,239	105,163

Other Liabilities
Bonds payable of limited-purpose subsidiaries	17,086	21,250
Other	89,162	76,350

TOTAL LIABILITIES	962,254	907,712

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $1 par value: Authorized — 1,400,000 shares Issued — 0 shares (295,018 for 2000)	—	295
Common stock, $1 par value: Authorized — 78,600,000 shares Issued — 13,243,226 shares (13,248,948 for 2000)	13,243	13,249
Paid-in capital	42,991	60,535
Retained earnings	464,244	379,006
Accumulated other comprehensive income	1,569	544

TOTAL STOCKHOLDERS’ EQUITY	522,047	453,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,484,301	$1,361,341

Stockholders’ Equity Per Common Share	$39.42	$33.49

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(amounts in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

REVENUES
Homebuilding	$695,247	616,459	$1,872,916	$1,550,403
Financial services	16,394	11,868	40,397	31,686

Total revenues	711,641	628,327	1,913,313	1,582,089

EXPENSES
Homebuilding:
Cost of sales	555,576	516,101	1,523,278	1,297,936
Selling, general and administrative	68,723	55,145	186,702	147,927
Interest	5,962	4,834	14,575	11,579

Total homebuilding expenses	630,261	576,080	1,724,555	1,457,442
Financial services:
General and administrative	3,261	4,302	11,948	15,323
Interest	1,240	2,991	4,561	8,804

Total financial services expenses	4,501	7,293	16,509	24,127
Corporate expenses	7,916	7,513	20,706	17,392

Total expenses	642,678	590,886	1,761,770	1,498,961
EARNINGS BEFORE TAXES AND EXTRAORDINARY ITEM	68,963	37,441	151,543	83,128
Tax expense	27,241	14,602	59,860	32,420

Net earnings before extraordinary item	41,722	22,839	91,683	50,708
Extraordinary item — loss on early extinguishment of debt (net of taxes of $2,956)	(4,527)	—	(4,527)	—

NET EARNINGS	$37,195	$22,839	$87,156	$50,708

NET EARNINGS PER COMMON SHARE
Basic
Net earnings before extraordinary item	$3.11	$1.74	$6.83	$3.81
Extraordinary item	(0.34)	—	(0.34)	—

Net earnings per common share	$2.77	$1.74	$6.49	$3.81
Diluted
Net earnings before extraordinary item	$2.91	$1.67	$6.40	$3.68
Extraordinary item	(0.32)	—	(0.32)	—

Net earnings per common share	$2.59	$1.67	$6.08	$3.68
AVERAGE COMMON SHARES OUTSTANDING
Basic	13,415,978	12,992,492	13,380,127	13,156,245
Diluted	14,354,722	13,691,616	14,317,201	13,785,868

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(amounts in thousands)

	Nine months ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$87,156	$50,708
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,875	20,036
Loss on early extinguishment of debt	7,483	—
Changes in assets and liabilities:
Increase in inventories	(79,435)	(135,957)
Net change in other assets, payables and other liabilities	32,991	11,907
Increase in mortgage loans, held-for-sale	(567)	(19,157)
Other operating activities, net	(7,143)	2,339

Net cash provided by (used for) operating activities	65,360	(70,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(22,609)	(24,964)
Principal reduction of mortgage collateral	8,612	11,948
Principal reduction of mortgage-backed securities, available-for-sale	14,147	7,958
Principal reduction of mortgage-backed securities, held-to-maturity	—	7,414
Decrease in funds held by trustee	3,443	1,236

Net cash provided by investing activities	3,593	3,592

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	150,000
Reduction of long-term debt	(208,756)	(28,000)
Decrease in short-term notes payable	(15,364)	(3,852)
Bond principal payments	(7,911)	(15,127)
Common and preferred stock dividends	(2,075)	(2,161)
Common stock repurchases	(37,288)	(18,021)
Other financing activities, net	18,125	3,166

Net cash (used for) provided by financing activities	(3,269)	86,005

Net increase in cash and cash equivalents	65,684	19,473
Cash and cash equivalents at beginning of period	142,201	69,926

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$207,885	$89,399

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest)	$25,886	$17,997
Cash paid for income taxes (net of refunds)	$29,621	$32,263

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

The consolidated balance sheet as of September 30, 2001, the consolidated statements of earnings for the three and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2001, and for all periods presented, have been made. The consolidated balance sheet at December 31, 2000, is taken from the audited financial statements as of that date. Certain amounts in the consolidated statements have been reclassified to conform to the 2001 presentation.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2000 annual report to its shareholders.

The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

The following table is a summary of capitalized interest:

	2001	2000

Capitalized interest as of January 1	$33,494	$26,970
Interest capitalized	23,318	25,972
Interest amortized to cost of sales	(22,154)	(19,037)

Capitalized interest as of September 30	$34,658	$33,905

Note 2.  New Accounting Pronouncements

FAS 141 and 142

In June 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002.

We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

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

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Earnings before taxes
Homebuilding	$64,986	$40,379	$148,361	$92,961
Financial services	11,893	4,575	23,888	7,559
Corporate and other	(7,916)	(7,513)	(20,706)	(17,392)

Total	$68,963	$37,441	$151,543	$83,128

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Numerator
Net earnings before extraordinary item	$41,722	$22,839	$91,683	$50,708
Preferred stock dividends	—	(170)	(308)	(531)

Numerator for basic earnings per share, earnings before extraordinary item available to common stockholders	41,722	22,669	91,375	50,177
Effect of dilutive securities, preferred stock dividends	—	170	308	531

Numerator for diluted earnings per share, earnings before extraordinary item available to common stockholders	$41,722	$22,839	$91,683	$50,708

Denominator
Denominator for basic earnings per share, weighted-average shares	13,415,978	12,992,492	13,380,127	13,156,245
Effect of dilutive securities:
Stock options	630,367	305,741	598,884	223,598
Equity incentive plan	81,196	79,891	72,198	78,384
Conversion of preferred shares	227,181	313,492	265,992	327,641

Dilutive potential of common shares	938,744	699,124	937,074	629,623
Denominator for diluted earnings per share, adjusted weighted-average shares and assumed conversions	14,354,722	13,691,616	14,317,201	13,785,868
Basic earnings per share before extraordinary item	$3.11	$1.74	$6.83	$3.81
Diluted earnings per share before extraordinary item	$2.91	$1.67	$6.40	$3.68

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data)

Note 5.  Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings, of this document for updated information regarding the Company’s commitments and contingencies.

Note 6.  Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $37.4 million and $22.8 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive income was $88.2 million and $50.2 million, respectively.

Note 7.  Financial Services Short-term Notes Payable

In March 2001, the Company amended a revolving credit facility used to finance investment securities in the financial services segment. The agreement was extended through March 2002, bears interest at market rates and is collateralized by investment portfolio securities. Borrowings outstanding under this facility were $35.7 million and $44.9 million at September 30, 2001, and December 31, 2000, respectively.

Effective July 31, 2001, the Company terminated another credit facility, which provided up to $150 million for mortgage warehouse funding. As a result of recent procedural changes in loan deliveries and sales, the Company no longer had a need for this facility.

Note 8.  Long-term Debt

In June 2001, the Company issued $150 million of 9 1/8 percent senior subordinated notes, which will mature on June 15, 2011. The net proceeds from this offering were used to redeem all of the $100 million aggregate principal from the Company’s 9 5/8 percent senior subordinated notes due 2004, which were called in June 2001; the remaining proceeds from this offering will be used for general corporate purposes.

In August 2001, the Company issued $100 million of 8 percent senior notes, which will mature on August 15, 2006. The net proceeds from this offering were used to redeem all of the $100 million aggregate principal from the Company’s 10 1/2 percent senior notes due 2006, which were called in August 2001.

Note 9.  Preferred Stock

During September 2001, Ryland called and redeemed all of its outstanding Preferred Stock, which was held within the Ryland Savings Opportunity Plan. At the election of each individual Preferred Stockholder, each share of Preferred Stock was either purchased at a per share price of $31.5625 or converted into one share of Ryland Common Stock in accordance with the terms of the Preferred Stock Plan. A total of 252,787 shares of Preferred Stock was converted into an equivalent number of shares of Common Stock.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except share data)

Note 10.  Extraordinary Item

In the third quarter of 2001, the Company recognized an extraordinary loss of $4.5 million (net of taxes of $3 million), or $0.32 per diluted share, in connection with the redemption on July 20, 2001, of $100 million of 9 5/8 percent senior subordinated notes due 2004, and the redemption on Sept. 14, 2001, of $100 million of 10 1/2 percent senior notes due 2006. The redemption of the senior subordinated notes was at par, and the redemption of the senior notes was at the stated call price of 105.25 percent of par. The redemptions were funded by the issuance of $150 million of 9 1/8 percent senior subordinated notes due 2011 and $100 million of 8 percent senior notes due 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

For the third quarter of 2001, the Company reported consolidated net earnings before extraordinary item of $41.7 million, or $3.11 per share ($2.91 per diluted share). This compares with consolidated net earnings from operations of $22.8 million, or $1.74 per share ($1.67 per diluted share), for the third quarter of 2000.

Consolidated net earnings before extraordinary item for the nine months ended September 30, 2001, were $91.7 million, or $6.83 per share ($6.40 per diluted share), compared to $50.7 million, or $3.81 per share ($3.68 per diluted share), for the same period in the prior year.

The homebuilding segment reported pretax earnings of $65 million for the third quarter of 2001, a $24.6 million increase over the $40.4 million reported for the third quarter of 2000. The increase over the prior year was attributable to a higher closing volume, an 8.9 percent increase in average sales price and a 260- basis-point increase in gross profit margins. For the nine months ended September 30, 2001, the homebuilding segment reported pretax earnings of $148.4 million, compared to $93 million for the same period in the prior year.

Pretax homebuilding margins were 9.3 percent and 7.9 percent for the three and nine months ended September 30, 2001, respectively, compared to 6.6 percent and 6.0 percent for the same periods in 2000.

The financial services segment reported pretax earnings from operations of $11.9 million and $23.9 million for the three and nine months ended September 30, 2001, compared to $4.6 million and $7.6 million for the same periods in 2000. The increase for the third quarter over the same period in the prior year was primarily attributable to a 37 percent increase in the number of originations and a 55.7 percent increase in loan-sales volume. The number of units from homebuilder originations that were financed by the financial services segment increased to 82 percent in the third quarter of 2001 from 71 percent in the third quarter of 2000.

Although the Company’s limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues, expenses and portfolio balances continue to decline as the mortgage collateral pledged to secure the bonds decreases due to scheduled payments, prepayments and exercises of early-redemption provisions. Revenues have approximated expenses for the last two years.

Corporate expenses represent the cost of corporate functions, which support the business segments. Corporate expenses were $7.9 million for the third quarter of 2001, compared to $7.5 million for the third quarter of 2000, and $20.7 million for the first nine months of 2001, versus $17.4 million for the first nine months of 2000. Corporate expenses, as a percentage of revenue, were approximately one percent for the three- and nine-month periods ended September 30, 2001 and 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOMEBUILDING SEGMENT

Results of operations from the homebuilding segment are summarized as follows:
($ amounts in thousands, except average closing price)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Revenues
Residential	$689,857	$574,335	$1,832,082	$1,496,174
Other	5,390	42,124	40,834	54,229

Total	695,247	616,459	1,872,916	1,550,403
Gross profit	139,671	100,358	349,638	252,467
Selling, general and administrative expenses	68,723	55,145	186,702	147,927
Interest expense	5,962	4,834	14,575	11,579

Homebuilding pretax earnings	$64,986	$40,379	$148,361	$92,961

Operational unit data
New orders (units)	2,735	2,912	10,484	9,318
Closings (units)	3,334	3,017	8,852	7,858
Outstanding contracts at September 30:
Units			5,800	5,127
Dollar value			$1,194,276	$1,052,024
Average closing price	$207,000	$190,000	$207,000	$190,000

Homebuilding revenues increased 12.8 percent for the third quarter of 2001, compared with the same period last year, primarily due to a 10.5 percent increase in closings (3,334 homes closed in the third quarter of 2001, compared to 3,017 homes in the third quarter of 2000) as well as an 8.9 percent increase in average closing price. For the nine months ended September 30, 2001, homebuilding revenues were $1.9 billion, an increase of $0.3 billion, or 20.8 percent, compared to the nine months ended September 30, 2000.

Gross profit margins from home sales averaged 20.2 percent for the third quarter of 2001, an increase from 17.6 percent for the third quarter of 2000. Gross profit margins from home sales averaged 19 percent for the first nine months of 2001, versus 17.1 percent for the same period in 2000. The increase is attributable to the composition of closings for the period, an increase in average closing price and reduced costs.

New orders for the third quarter of 2001 declined 6.1 percent from the third quarter of the prior year to 2,735 homes. Sales per community were down five percent from the third quarter of 2000, while the company operated in three fewer active communities than in the third quarter of last year. At a record 10,484 homes sold for the nine months ended September 30, 2001, new orders were up 12.5 percent from the first nine months of 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outstanding contracts as of September 30, 2001, were 5,800 versus 5,127 at September 30, 2000, and 4,168 at December 31, 2000. Outstanding contracts represent the Company’s backlog of homes sold but not yet closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at September 30, 2001, was $1.2 billion, an increase of 13.5 percent from September 30, 2000, and an increase of 37.7 percent from December 31, 2000.

Selling, general and administrative expenses, as a percentage of revenue, were 9.9 percent and 10 percent for the three and nine months ended September 30, 2001, respectively, compared to 8.9 percent and 9.5 percent for the same periods in the prior year. The increase in S,G&A for the third quarter was primarily due to increased incentive compensation costs as a result of the Company’s improved performance and the costs associated with the termination of land contracts in Northern California. Compared with the third quarter of 2000, interest expense increased $1.1 million to $6 million in the third quarter of 2001. This was partially attributable to the issuance of new senior debt prior to redemptions of preexisting debt during 2001. This increase was partially offset by declining interest rates and reduced borrowings against the revolving credit facility. For the first nine months of 2001, interest expense was $14.6 million, an increase of $3 million from the prior year.

FINANCIAL SERVICES

Results of operations of the Company’s financial services segment are summarized as follows:

(amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Retail revenues
Net gains on sales of mortgages and servicing rights	$11,072	$5,216	$24,462	$12,658
Title/escrow/insurance	2,979	2,473	8,367	6,771
Interest	259	1,067	857	2,664
Other	4	80	39	360

Total retail revenue	14,314	8,836	33,725	22,453
Revenue from investment operations and limited-purpose subsidiaries	2,080	3,032	6,672	9,233

Total revenues	$16,394	$11,868	$40,397	$31,686
Expenses
General and administrative	3,261	4,302	11,948	15,323
Interest	1,240	2,991	4,561	8,804

Total expenses	4,501	7,293	16,509	24,127

Pretax earnings	$11,893	$4,575	$23,888	$7,559

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pretax earnings by line of business were as follows:
(amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Retail	$11,369	$4,010	$22,603	$5,998
Investments	524	565	1,285	1,561

Total	$11,893	$4,575	$23,888	$7,559

OPERATIONAL DATA

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Retail operations:
Originations	2,631	1,920	6,792	5,001
Percent of Ryland Homes closings	97%	97%	97%	96%
Ryland Homes capture rate	82%	71%	81%	69%
Investment operations:
Portfolio average balance (in millions)	$68.6	$89.2	$73.6	$95.5

Revenues for the financial services segment increased $4.5 million, or 38.1 percent, for the quarter ended September 30, 2001, compared to the same period in 2000. The increase from the prior year was attributable primarily to a 37 percent increase in the number of originations and a 55.7 percent increase in loan-sales volume. The capture rate increased to 82 percent in the third quarter of 2001, compared to 71 percent in the third quarter of 2000. For the first nine months of 2001, revenues for the financial services segment were $40.4 million, up $8.7 million from the same period in the prior year.

General and administrative expenses were $3.3 million and $11.9 million for the three and nine months ended September 30, 2001, respectively, compared to $4.3 million and $15.3 million for the three and nine months ended September 30, 2000, respectively. The decreases were primarily attributable to lower net origination costs per loan, partially offset by increased incentive compensation expense as a result of increased earnings. Interest expense was $1.2 million and $4.6 million for the three and nine months ended September 30, 2001, respectively, versus $3 million and $8.8 million for the same periods in 2000. The decreases were primarily due to reduced average warehouse borrowings and a decline in average borrowing rates.

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $496.5 million as of September 30, 2001, and $450 million as of December 31, 2000.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. This facility matures in October 2003 and provides for borrowings up to $400 million. There were no borrowings under this facility as of September 30, 2001, and December 31, 2000. The Company had letters of credit outstanding under this facility totaling $93.3 million at September 30, 2001, and $55.7 million at December 31, 2000. To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At September 30, 2001, such notes payable outstanding amounted to $5.6 million, compared with $1.9 million at December 31, 2000.

Housing inventories increased to $967.8 million as of September 30, 2001, from $888.4 million at December 31, 2000. This increase reflects higher sold-inventory levels, related to a significant increase in quarter-end backlog. The increase was primarily funded with internally generated funds.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include repurchase agreement facilities aggregating $80 million and a $45 million revolving credit facility, which are used to finance investment portfolio securities. At September 30, 2001, and December 31, 2000, the combined borrowings of the financial services segment outstanding under all agreements totaled $67.2 million and $82.6 million, respectively.

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

During the three months ended September 30, 2001, the Company repurchased approximately 513,000 shares of its outstanding common stock at a cost of approximately $22.8 million. As of September 30, 2001, the Company had Board authorization to repurchase up to an additional 775,000 shares of its common stock. The Company’s repurchase program has been funded primarily through internally generated funds.

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

Ryland Mortgage Company (RMC) received information from the Federal Deposit Insurance Corporation (FDIC) regarding outstanding claims related to mortgage servicing contracts that it entered into with the Resolution Trust Company during 1991 and 1992. RMC is investigating these claims. No prediction can be made, at this time, regarding either the results of this investigation or whether the FDIC will initiate a civil action against RMC in connection with these claims.

The Company is party to various legal proceedings generally incidental to its businesses. Based on evaluations of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the third quarter of 2001.

Item 6.  Exhibits and Reports on Form 8-K

A.	Exhibits

10.12	Amended Credit Agreement dated as of September 27, 2001, between Ryland Mortgage Company; Associates Funding Corporation and The Chase Manhattan Bank.
11	Statement re Computation of Per Share Earnings
12.1	Computation of Ratio of Earnings to Fixed Charges

B.	Reports on Form 8-K

On August 13, 2001, the Company filed a Current Report on Form 8-K with respect to its offering of 8 percent senior notes due 2006.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC. Registrant

November 13, 2001 Date	By:	/s/ Gordon A. Milne Gordon A. Milne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 13, 2001 Date	By:	/s/ David L. Fristoe David L. Fristoe Senior Vice President, Chief Information Officer, Controller, and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

A.	Exhibits

Exhibit No.		Page No.

10.12	Amended Credit Agreement dated as of September 27, 2001, between Ryland Mortgage Company; Associates Funding Corporation and The Chase Manhattan Bank. (filed herewith)	18-23
11	Statement re Computation of Per Share Earnings (filed herewith)	24
12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)	25