Form 10-K
period 2001-12-31
RYLAND GROUP INC
filed 2002-03-19
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission File Number 1-8029

THE RYLAND GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0849948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24025 Park Sorrento, Suite 400
Calabasas, California 91302
(Address of principal executive offices)

Registrant’s telephone number, including area code: (818) 223-7500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, (Par value $1.00)	New York Stock Exchange

Common share purchase rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the common stock of The Ryland Group, Inc., held by non-affiliates of the registrant (13,158,672 shares) at February 7, 2002, was $994,927,190. The number of shares of common stock of The Ryland Group, Inc., outstanding on February 7, 2002 was 13,316,116.

DOCUMENTS INCORPORATED BY REFERENCE

Name of Document	Location in Report

Proxy Statement for the 2002 Annual Meeting of Stockholders	Parts I, III

Annual Report to Shareholders for the Year Ended December 31, 2001	Parts II, IV

Registration Statement on Form S-8, Registration 33-32431	Part IV

Form 8-K, Filed September 12, 1989	Part IV

Form 10-K for the Year Ended December 31, 1989	Part IV

Registration Statement on Form S-8, Registration 33-56905	Part IV

Form 10-Q for the Quarter Ended June 30, 1992	Part IV

Registration Statement on Form S-3, Registration 33-48071	Part IV

Form 8-K, Filed October 24, 1996	Part IV

Form 10-K for the Year Ended December 31, 1996	Part IV

Form 10-K for the Year Ended December 31, 1997	Part IV

Registration Statement on Form S-3, Registration 33-50933	Part IV

Registration Statement on Form S-8, Registration 333-68397	Part IV

Form 10-K for the Year Ended December 31, 1999	Part IV

Registration Statement on Form S-3, Registration 333-31034	Part IV

Form 8-K, Filed August 24, 2000	Part IV

Form 10-Q for the Quarter Ended June 30, 2000	Part IV

Form 10-Q for the Quarter Ended September 30, 2000	Part IV

Form 10-K for the Year Ended December 31, 2000	Part IV

Registration Statement on Form S-8, Registration 333-58204	Part IV

Registration Statement on Form S-3, Registration 333-58208	Part IV

Form 8-K, Filed June 13, 2001	Part IV

Form 8-K, Filed August 13, 2001	Part IV

Form 10-Q for the Quarter Ended September 30, 2001	Part IV

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

ITEM NO.

PART I

Item 1. Business

With headquarters in Southern California, The Ryland Group, Inc. (“Ryland”) is one of the nation’s largest homebuilders and mortgage-finance companies. Founded in 1967, the Company has built more than 190,000 homes during its 34-year history. In addition, the Ryland Mortgage Company (“RMC”), founded in 1978, has provided mortgage financing and related services for more than 165,000 homebuyers.

Today, Ryland homes are available in 266 communities in 21 markets across the country. The Company’s prices range from $75,000 to over $500,000, with the current average price of a Ryland home being $208,000.

The Company’s operations span all the significant aspects of the home-buying process—from design, construction and sale to mortgage financing, title insurance, settlement, escrow and homeowners insurance brokerage services.

As used herein, the term “Company” refers to The Ryland Group, Inc. and its subsidiaries, unless the context indicates otherwise.

Homebuilding

Markets  Ryland markets and builds homes that are constructed on-site in three regions which include 21 of the nation’s strongest housing markets. These three regions are the North, South and West. As of December 31, 2001, the Company operated in the following metropolitan markets:

Region	Major Markets Served

North:	Baltimore, Chicago, Cincinnati, Indianapolis, Minneapolis and Northern Virginia/Washington, D.C.
South:	Atlanta, Austin, Charlotte, Dallas, Greenville, Houston, Orlando, San Antonio and West Florida
West:	Bay Area, Denver, Los Angeles, Phoenix, Sacramento and San Diego

Ryland markets detached and attached single-family homes which are generally targeted to entry-level and move-up buyers, as well as to active adults seeking retirement housing. The Company’s diverse product line is tailored to local styles and preferences found in each of its geographic markets. The product line offered in a particular community is determined in conjunction with the land acquisition process and is dependent upon a number of factors, including consumer preferences, competitive product offerings and development costs.

The Company designed more than 300 new homes in 2001, bringing the number of floor plans introduced since 1993 to over 2,000. Architectural services are generally outsourced to increase creativity and to ensure that the Company’s home designs are consistent with local market preferences.

The Company’s operations in each of its homebuilding markets may differ based on a number of market-specific factors. These factors include regional economic conditions and job growth; land availability and local land development; consumer tastes; competition from other homebuilders; and home resale activity. The Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and capital allocation in existing markets.

Land Acquisition and Development   As of December 31, 2001, the Company operated in 266 communities in 21 markets across the country. The Company’s objective is to control a portfolio of building lots sufficient to meet anticipated homebuilding requirements for a period of three to four years. The land acquisition process is controlled through a corporate land approval committee to help ensure that transactions meet the Company’s standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes. The Company’s direct land acquisition activities include the bulk purchase of finished lots from developers and the purchase of undeveloped, entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

Although control of lot inventory through the use of option contracts minimizes the Company’s investment, such a strategy is not viable in certain markets due to the absence of third-party land developers. In other markets, competitive conditions may prevent the Company from controlling quality lots solely through the use of option contracts. In such situations, the Company may acquire undeveloped, entitled land and/or finished lots on a bulk basis. The Company utilizes the selective development of land to gain access to prime locations, increase margins and position itself as a leader in the community through its influence over the community’s character, layout and amenities.

As of December 31, 2001, the Company had deposits and letters of credit outstanding of $36.4 million in connection with option and land purchase contracts having a total purchase price of $619.2 million. These options and commitments expire at various dates through 2003.

Materials Costs   Substantially all materials used in the construction of homes are available from a number of sources but may fluctuate in price due to various factors. To increase purchasing efficiencies, the Company not only standardizes certain building materials and products but also acquires such products through national supply contracts. The Company has, on occasion, experienced shortages of certain materials. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

Production Management and Subcontractors   Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company’s production team, which schedules and coordinates subcontractor work, monitors quality, and ensures compliance with local zoning and building codes. The Company has an integrated financial and homebuilding management information system which assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs versus construction bids for each subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

Marketing and Customer Service   The Company generally markets its homes to entry-level and move-up buyers, as well as to active adults seeking retirement housing, through targeted product offerings in each of the communities in which it operates. The Company’s marketing strategy is determined during the land acquisition and feasibility stage of a community’s development. Employees and independent real estate brokers sell the Company’s homes, generally by showing furnished models. A new order is reported when a customer’s sales contract is approved and revenue is recorded from a sale at closing. The Company normally starts construction of a home when a customer has selected a lot and floor plan and has received preliminary mortgage approval. However, construction of homes may begin prior to this in order to satisfy market demand for completed homes and to facilitate construction scheduling.

The Company provides each homeowner with a comprehensive one-year warranty at the time of sale and a ten-year warranty covering loss related to structural defects. The Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry.

Financial Services

RMC primarily provides mortgage-related products and services for the Company’s homebuilding customers. In recent years, the Company has repositioned RMC to align its operations with the homebuilding segment by:

•	leveraging this relationship to increase its capture rate for its homebuyers’ loans;

•	focusing on retail mortgage loan originations and improving the efficiency of these activities through cost-reduction initiatives and improved profitability per loan;

•	divesting noncore assets and business lines, including the sale of loan servicing rights; and

•	creating value for Ryland homebuyers through innovative and competitive mortgage programs and related services.

Loan Origination   In 2001, RMC’s mortgage origination operations consisted primarily of the Company’s homebuilder loans, which were originated in connection with the sale of the Company’s homes. During the year, mortgage operations originated 9,743 loans which totaled approximately $1.7 billion, of which 97 percent was for purchases of homes built by the Company and 3 percent was for purchases of homes built by others, purchases of existing homes and for the refinancing of existing mortgage loans. In an effort to increase its focus on production of the Company’s homebuilder loans, RMC made the strategic decision to reduce its third-party originations business by exiting certain markets during 1999. The Company has increased its focus by deploying loan officers directly to its homebuilding communities and by utilizing traffic and prospect information generated by its homebuilding sales and marketing staff. RMC’s capture rate of Ryland’s home-buying customers was 81 percent in 2001.

The Company arranges various types of mortgage financing, including conventional, Federal Housing Administration (FHA) and Veterans Administration (VA) mortgages with various fixed- and adjustable-rate features. The Company is approved to originate loans on behalf of the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA).

Loan Servicing   The repositioning of RMC in recent years led to the sale of a majority of its loan servicing portfolio in the first quarter of 1998 and to the sale of its remaining portfolio during 1999. As a result, the Company no longer services loans.

Title and Escrow Services   Cornerstone Title Company, a wholly owned subsidiary doing business as Ryland Title Company, provides title services primarily to the Company’s homebuyers. As of December 31, 2001, Cornerstone Title had offices in Arizona, Colorado, Florida, Illinois, Maryland, Minnesota, Ohio, Texas and Virginia. The Company also operates Ryland Escrow which performs escrow and loan closing functions for the Company’s homebuyers in California. During 2001, Cornerstone Title and Ryland Escrow provided title and escrow services to 97 percent of the Company’s homebuyers in the markets in which it operates, or 67 percent of the Company’s total homebuyers.

Insurance Brokerage Services   Ryland Insurance Services, a wholly owned subsidiary, provides insurance brokerage services primarily to the Company’s homebuyers. As of December 31, 2001, Ryland Insurance Services was licensed to operate in all of the states in which the homebuilding segment operates. During 2001, Ryland Insurance Services provided insurance brokerage services to 33 percent of the Company’s homebuyers.

Investment Portfolio   RMC’s investment operations hold certain assets, primarily mortgage-backed securities and notes receivable, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company’s limited-purpose subsidiaries. The Company earns a net interest spread on this portfolio and may periodically realize gains from the sales of its mortgage-backed securities.

Real Estate and Economic Conditions

The Company is significantly affected by fluctuations in economic activity, interest rates and levels of consumer confidence. The effects of these fluctuations differ among the various geographic markets in which the Company operates. Higher interest rates may affect the ability of buyers to qualify for mortgage financing and decrease demand for new homes. As a result, rising interest rates generally will decrease the Company’s home sales and mortgage originations. The Company’s business is also affected by local economic conditions, such as employment rates and housing demand, in the markets in which it operates. Some of these markets have, at times, experienced a significant decline in housing demand.

Inventory risk can be substantial for homebuilders. The market value of land, building lots and housing inventories fluctuates significantly as a result of changing market and economic conditions. In addition, carrying costs for inventory can be significant and can result in losses from poorly performing projects or markets. The Company must continuously locate and acquire land not only for expansion into new markets, but also for replacement and expansion of land inventory within current markets. The Company employs various measures, including the land approval process and continuous review by senior management, designed to control inventory risk. However, it cannot assure that these measures will avoid or eliminate this risk.

Competition

The residential housing industry is highly competitive, and the Company competes in each of its markets with a large number of national, regional and local homebuilding companies. Some of these companies are larger than the Company and have greater financial resources. In addition, a recent increase in the availability of capital and financing has made it easier for both large and small homebuilders to expand and enter new markets, thereby increasing competition. This competition could make it more difficult to acquire suitable land at acceptable prices, force an increase in selling incentives or lower sales as dictated by local market conditions. Any of these could have an adverse impact on the Company’s financial performance or results of operations. The Company also competes with other housing alternatives, including existing homes and rental housing. Principal competitive factors in homebuilding are home price, design, quality, reputation, relationship with developers, accessibility of subcontractors, availability and location of lots, and availability of customer financing.

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

The Company is also subject to a variety of local, state and federal laws, ordinances, rules and regulations concerning the protection of health and the environment. In addition, it is subject to a variety of environmental conditions that can affect its business and its homebuilding projects. The particular environmental laws which apply to any given homebuilding site vary greatly according to the site’s location; environmental condition; present and former uses of the site; and adjoining properties.

Environmental laws and conditions may result in delays, cause the Company to incur substantial compliance and other costs, and prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

RMC is subject to the rules and regulations of HUD, FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans. In addition, there are other federal and state laws and regulations which also affect these activities. These rules and regulations prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. The Company is required to submit audited financial statements annually, and each regulatory entity has its own financial requirements. The Company’s affairs are also subject to examination by these regulatory agencies and by state agencies, at all times, to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and Real Estate Settlement Procedures Act, as well as those associated regulations which prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

Employees

At December 31, 2001, the Company employed 2,302 people. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

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

Ryland Mortgage Company (RMC) received information from the Federal Deposit Insurance Corporation (FDIC) regarding outstanding claims related to mortgage servicing contracts entered into with the Resolution Trust Company during 1991 and 1992. RMC, together with the FDIC, is in the process of resolving these claims.

The Company is party to various legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company:

		Position (date elected to position)
Name	Age	Prior Business Experience

R. Chad Dreier	54	Chairman of the Board of Directors; President and Chief Executive Officer of the Company
Mark L. Beisswanger	41	President of the West Region of Ryland Homes (2000); Vice President of the West Region of Ryland Homes (1999); President and CEO of Alpine Capital, L.L.C. (1996–1999)
Robert J. Cunnion III	46	Senior Vice President, Human Resources of the Company (1999); Vice President, Human Resources — West Region (1993–1999)
Eric E. Elder	45	Senior Vice President, Marketing of the Company (2000); Vice President, Marketing — West Region (1995–1999)
David L. Fristoe	45	Senior Vice President, Controller, Chief Accounting Officer and Chief Information Officer of the Company (2000); Vice President, Controller and Chief Accounting Officer of the Company (1999); Vice President, Financial Operations — West Region (1995–1999)
John M. Garrity	55	Senior Vice President of the Company (1995); President of the South Region of Ryland Homes (1996); President of the Southeast Region of Ryland Homes (1994–1996)
Timothy J. Geckle	49	Senior Vice President, General Counsel and Secretary of the Company (1997); Vice President, and Deputy General Counsel of the Company (1995–1996)
Gordon A. Milne	50	Senior Vice President and Chief Financial Officer of the Company (2000); Senior Vice President of Finance and Chief Financial Officer of Agrium, Inc. (1996–1999); Division President of Occidental Petroleum Ltd. (1994–1996)
Daniel G. Schreiner	44	Senior Vice President of the Company (1999); President of Ryland Mortgage Company (1998); President of Kaufman and Broad Mortgage Company (1991–1998)
Kipling W. Scott	47	Senior Vice President of the Company (1995); President of the North Region of Ryland Homes (1997); President of the Midwest Region of Ryland Homes (1994–1997)

The Board of Directors elects all officers.

There are no family relationships, arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company’s employment and severance arrangements with certain of its executive officers, see page 10 of the Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters

The information required by this item is incorporated by reference from the section entitled “Common Stock Prices and Dividends,” which appears on page 44 of the Annual Report to Shareholders for the year ended December 31, 2001.

Item 6.   Selected Financial Data

The information required by this item is incorporated by reference from the section entitled “Selected Financial Data,” which appears on page 21 of the Annual Report to Shareholders for the year ended December 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference from the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which appears on pages 22 through 27 of the Annual Report to Shareholders for the year ended December 31, 2001.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Market Risk Summary,” which appears on pages 26 and 27 of the Annual Report to Shareholders for the year ended December 31, 2001.

Item  8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which appear on pages 28 through 41 and from the section entitled “Quarterly Financial Data and Common Stock Prices and Dividends,” which appears on page 44 of the Annual Report to Shareholders for the year ended December 31, 2001.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal years ended December 31, 2001 and 2000, there were no disagreements between the Company and its accountants on any matter of accounting principle or financial statement disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information as to the Company’s directors is incorporated by reference from pages 2 through 4 of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders. Information as to the Company’s executive officers is shown under Part I as a separate item.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from pages 6 through 10 of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from page 3 of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this item.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements

The following consolidated financial statements of The Ryland Group, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

Consolidated Statements of Earnings — years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets — December 31, 2001 and 2000

Consolidated Statements of Stockholders’ Equity — years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows — years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(a)	2.	Financial Statement Schedule (filed herewith)	Page No.
		Schedule II — Valuation and Qualifying Accounts	15

Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.

(a)	3.	Exhibits

The following exhibits are included with this report or incorporated herein by reference as indicated below:

3.1	Charter of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1989)

3.2	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

4.1	Rights Agreement, dated as of October 18, 1996, between The Ryland Group, Inc. and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference from Form 8-K, filed October 24, 1996)
4.2	Articles Supplementary, dated as of August 31, 1989 (Incorporated by reference from Form 8-K, filed September 12, 1989)

4.3	Senior Subordinated Notes, dated as of June 13, 2001 (Incorporated by reference from Registration Statement on Form S-3, Registration Nos. 333-31034 and 333-58208)

4.4	Senior Notes, dated as of August 16, 2001 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-58208)

4.5	Senior Subordinated Notes, dated as of April 13, 1998 (Incorporated by reference from Registration Statement on Form S-3, Registration Nos. 33-50933 and 333-03791)

4.6	Senior Notes, dated as of August 24, 2000 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-31034)

10.1	Lease Agreement between Kilroy Realty Group and The Ryland Group, Inc., dated December 29, 1999 (Incorporated by reference from Form 10-K for the year ended December 31, 1999)

10.2	1992 Equity Incentive Plan of The Ryland Group, Inc.* (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

10.3	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended* (Incorporated by reference from Form 10-K for the year ended December 31, 2000)

10.4	Amended Credit Agreement, dated as of September 27, 2001, between Ryland Mortgage Company, Associates Funding Corporation and The Chase Manhattan Bank
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2001)

10.5	Amended and restated Employment Agreement, dated as of September 20, 2000, between R. Chad Dreier and The Ryland Group, Inc.*
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

(a)	3.	Exhibits, continued

10.6	Senior Executive Severance Agreement between the executive officers of the Company and The Ryland Group, Inc.* (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

10.7	Amendment and Restatement of the Executive and Director Deferred Compensation Plan effective March 1, 1998 * (Incorporated by reference from Form 10-K for the year ended December 31, 1999)

10.8	Non-Employee Directors’ Stock Unit Plan between The Ryland Group, Inc. and the Board of Directors, effective January 1, 1998*
(Incorporated by reference from Form 10-K for the year ended December 31, 1997)

10.9	Supplement to Revolving Credit Agreement, dated as of July 31, 2000, between The Ryland Group, Inc. and certain financial institutions
(Incorporated by reference from Form 10-Q for the quarter ended June 30, 2000)

11	Computation of Per Share Earnings (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

13	Annual Report to Shareholders for the Year Ended December 31, 2001 (Filed herewith)

21	Subsidiaries of the Registrant (Filed herewith)

23	Consent of Ernst & Young LLP, Independent Auditors (Filed herewith)

24	Power of Attorney (Filed herewith)

*	Executive compensation plan or arrangement

(b) There were no reports on Form 8-K filed in the fourth quarter of 2001.

The Ryland Group, Inc. and Subsidiaries
Schedule II— Valuation and Qualifying Accounts
(amounts in thousands)

	Balance	Charged to	Charged	Deductions	Balance at
	at Beginning	Costs and	to Other	and	End of
Description	of Period	Expenses	Accounts	Transfers	Period

Valuation allowance:
Homebuilding inventories(1)

2001	$10,534	$11,250	$—	$(14,667)	$7,117
2000	3,600	11,809	—	(4,875)	10,534
1999	6,233	2,952	—	(5,585)	3,600

Valuation allowance:
Investment in and advances to joint ventures

2001	$2,000	$—	$—	$(500)	$1,500
2000	1,000	1,000	—	—	2,000
1999	1,000	—	—	—	1,000

(1)	Balances as of December 31, 2001, 2000 and 1999, represent valuation allowances for assets to be disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.

By:

/s/ R. Chad Dreier	March 19, 2002
R. Chad Dreier, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ R. Chad Dreier	March 19, 2002
R. Chad Dreier Chief Executive Officer

Principal Financial Officer:

/s/ Gordon A. Milne	March 19, 2002
Gordon A. Milne Chief Financial Officer

Principal Accounting Officer:

/s/ David L. Fristoe	March 19, 2002
David L. Fristoe Chief Accounting Officer

All members of the Board of Directors: R. Chad Dreier, Leslie M. Frécon, Roland A. Hernandez, William L. Jews, William G. Kagler, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Charlotte St. Martin, Paul J. Varello, and John O. Wilson

By:

/s/ Timothy J. Geckle	March 19, 2002
Timothy J. Geckle As Attorney-in-Fact

INDEX OF EXHIBITS

		Page of
		Sequentially
		Numbered Pages

11	Computation of Per Share Earnings	18
12.1	Computation of Ratio of Earnings to Fixed Charges	19
13	Annual Report to Shareholders for the Year Ended December 31, 2001	20 – 43
21	Subsidiaries of the Registrant	44
23	Consent of Ernst & Young LLP, Independent Auditors	45
24	Power of Attorney	46