Form 10-Q
period 2002-03-31
RYLAND GROUP INC
filed 2002-05-15
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

[   ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.
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

     The number of shares of common stock of The Ryland Group, Inc., outstanding on May 5, 2002, was 13,611,003.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001	1-2
	Consolidated Statements of Earnings for the Three Months Ended March 31, 2002 and 2001 (unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5-8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

PART II	OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 4	Submission of Matters to a Vote of Security Holders	14
Item 6	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

INDEX OF EXHIBITS		16

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Homebuilding
Cash and cash equivalents	$179,665	$295,015
Housing inventories:
Homes under construction	515,265	460,152
Land under development and improved lots	478,451	439,237

Total inventories	993,716	899,389
Property, plant and equipment	34,049	33,371
Purchase price in excess of net assets acquired	18,185	18,185
Other	79,894	79,638

	1,305,509	1,325,598

Financial Services
Cash and cash equivalents	4,832	3,295
Mortgage-backed securities and notes receivable	56,470	62,045
Other	20,546	27,507

	81,848	92,847

Other Assets
Net deferred taxes	35,315	36,739
Other	59,597	55,685

TOTAL ASSETS	$1,482,269	$1,510,869

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
LIABILITIES
Homebuilding
Accounts payable and other liabilities	$235,685	$260,908
Long-term debt	490,500	490,500

	726,185	751,408

Financial Services
Accounts payable and other liabilities	17,237	23,586
Short-term notes payable	56,832	62,119

	74,069	85,705

Other Liabilities	80,576	110,894

TOTAL LIABILITIES	880,830	948,007

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:
Authorized — 80,000,000 shares
Issued — 27,058,776 shares (26,433,728 for 2001)	27,058	26,434
Paid-in capital	38,937	26,297
Retained earnings	534,085	508,667
Accumulated other comprehensive income	1,359	1,464

TOTAL STOCKHOLDERS’ EQUITY	601,439	562,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,482,269	$1,510,869

Stockholders’ Equity Per Common Share	$22.23	$21.30

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(amounts in thousands, except share data)

	Three months ended March 31,

	2002	2001

REVENUES
Homebuilding	$525,940	$503,043
Financial services	13,420	11,128

Total revenues	539,360	514,171

EXPENSES
Homebuilding:
Cost of sales	421,836	417,723
Selling, general and administrative	58,755	52,246
Interest	2,015	3,451

Total homebuilding expenses	482,606	473,420
Financial services:
General and administrative	4,348	4,898
Interest	720	2,804

Total financial services expenses	5,068	7,702
Corporate expenses	8,770	6,455

Total expenses	496,444	487,577
EARNINGS BEFORE TAXES	42,916	26,594
Tax expense	16,952	10,505

NET EARNINGS	$25,964	$16,089

NET EARNINGS PER COMMON SHARE
Basic	$0.97	$0.60
Diluted	$0.92	$0.56
AVERAGE COMMON SHARES OUTSTANDING
Basic	26,749,112	26,680,408
Diluted	28,318,346	28,727,616

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(amounts in thousands)

	Three months ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$25,964	$16,089
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,891	6,900
Changes in assets and liabilities:
Increase in inventories	(94,327)	(28,832)
Net change in other assets, payables and other liabilities	(56,664)	(55,194)
Other operating activities, net	(2,208)	(177)

Net cash used for operating activities	(120,344)	(61,214)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(6,539)	(7,265)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	6,976	12,426

Net cash provided by investing activities	437	5,161

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term notes payable	(5,287)	(6,106)
Common and preferred stock dividends	(530)	(693)
Common stock repurchases	(9,533)	(6,853)
Proceeds from stock option exercises	16,512	5,256
Other financing activities, net	4,932	(3,444)

Net cash provided by (used for) financing activities	6,094	(11,840)

Net decrease in cash and cash equivalents	(113,813)	(67,893)
Cash and cash equivalents at beginning of period	298,310	142,201

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184,497	$74,308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest)	$8,881	$7,075
Cash paid for income taxes	$16,354	$10,324

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

The consolidated balance sheet as of March 31, 2002, the consolidated statements of earnings for the three months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2002 and for all periods presented, have been made. The consolidated balance sheet at December 31, 2001 is taken from the audited financial statements as of that date.

Certain amounts in the consolidated statements have been reclassified to conform to the 2002 presentation.

All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split declared on April 24, 2002 (see Note 8.)

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2001 annual report to its shareholders.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

The following table is a summary of capitalized interest:

	2002	2001

Capitalized interest as of January 1	$33,291	$33,494
Interest capitalized	9,029	8,879
Interest amortized to cost of sales	(6,151)	(6,018)

Capitalized interest as of March 31	$36,169	$36,355

Note 2. New Accounting Pronouncements

SFAS 141 and 142

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

that date. SFAS 142 requires that these assets no longer be amortized but be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity-method investments no longer be amortized.

The Company adopted the provisions of SFAS 142 on January 1, 2002 and has performed an impairment test of goodwill. The first of these tests performed by the Company as of March 31, 2002 indicated no impairment.

The Company’s application of the nonamortization provisions of SFAS 142 resulted in the elimination of goodwill amortization expense in the first quarter of 2002. Results reported for the first quarter of 2001 included after-tax goodwill amortization expense of $0.3 million or $0.01 per diluted share.

Note 3. Segment Information

Operations of the Company consist of two business segments: homebuilding and financial services. The Company’s homebuilding segment specializes in the sale and construction of single-family attached and detached housing in 21 markets. The financial services segment provides mortgage-related products and services for Ryland Homes’ customers and also manages a declining investment portfolio. Corporate expenses represent the costs of corporate functions, which support the business segments.

	Three months ended March 31,

	2002	2001

Earnings before taxes
Homebuilding	$43,334	$29,623
Financial services	8,352	3,426
Corporate and other	(8,770)	(6,455)

Total	$42,916	$26,594

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

Note 4. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,

	2002	2001

Numerator
Net earnings	$25,964	$16,089
Preferred stock dividends	—	(157)

Numerator for basic earnings per share, earnings available to common stockholders	25,964	15,932
Effect of dilutive securities, preferred stock dividends	—	157

Numerator for diluted earnings per share, earnings available to common stockholders	$25,964	$16,089

Denominator
Denominator for basic earnings per share, weighted-average shares	26,749,112	26,680,408
Effect of dilutive securities:
Stock options	1,354,782	1,317,854
Equity incentive plan	214,452	150,666
Conversion of preferred shares	—	578,688

Dilutive potential of common shares	1,569,234	2,047,208
Denominator for diluted earnings per share, adjusted weighted-average shares and assumed conversions	28,318,346	28,727,616
Basic earnings per share	$0.97	$0.60
Diluted earnings per share	$0.92	$0.56

Note 5. Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings of this document for updated information regarding the Company’s commitments and contingencies.

Note 6. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $25.9 million and $16.9 million for the three months ended March 31, 2002 and 2001, respectively.

Note 7. Financial Services Short-term Notes Payable

In March 2002, the Company amended a revolving credit facility used to finance mortgage-backed securities in the financial services segment. The facility, previously $45 million, was renewed at $35 million. The agreement was extended through March 2003, bears interest at market rates and is collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

purpose subsidiaries. Borrowings outstanding under this facility were $30.6 million and $33.1 million at March 31, 2002 and December 31, 2001, respectively.

Note 8. Stockholders’ Equity

On April 24, 2002, Ryland’s Board of Directors approved a two-for-one stock split of the Company’s common stock which will be effected in the form of a stock dividend. Record holders of the Company’s common stock as of the close of business on May 15, 2002 will be entitled to one additional share for each share held at that time. The new shares will be distributed on May 30, 2002.

All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split declared on April 24, 2002.

Note 9. Equity Incentive Plan

On April 24, 2002, the Company’s stockholders approved an equity incentive plan, The Ryland Group 2002 Equity Incentive Plan (the “Plan”), which permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, stock units or any combination of the foregoing, to employees. This Plan replaces the Company’s 1992 Equity Incentive Plan, which expired on April 15, 2002. The number of shares available for issuance under the Plan includes 15,432 shares carried over from the 1992 Equity Incentive Plan and 1,300,000 new shares available under the terms of the 2002 Equity Incentive Plan. Any shares of the Company’s common stock covered by an award (or portion of an award) granted under the Plan or the 1992 Equity Incentive Plan that are forfeited, expire or are canceled without delivery of shares of common stock, or which are tendered to the Company as full or partial payment of the exercise price or related tax withholding obligations, will again be available for award under the Plan. The Plan will remain in effect until April 24, 2012, unless it is terminated by the Board of Directors at an earlier date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the first quarter of 2002, the Company reported consolidated net earnings of $26 million, or $0.97 per share ($0.92 per diluted share) compared to consolidated net earnings from operations of $16.1 million, or $0.60 per share ($0.56 per diluted share), for the first quarter of 2001.

The homebuilding segment reported pretax earnings of $43.3 million for the first quarter of 2002, a $13.7 million increase over the $29.6 million reported for the first quarter of 2001. The increase over the prior year was primarily attributable to a higher closing volume, an increase in average sales price and a 220-basis-point increase in gross profit margins.

Pretax homebuilding margins increased 230 basis points to 8.2 percent for the three months ended March 31, 2002 compared to 5.9 percent for the same period in 2001.

The financial services segment reported pretax earnings from operations of $8.4 million for the three months ended March 31, 2002 compared to $3.4 million for the same period in 2001. The increase for the first quarter over the same period in the prior year was primarily attributable to a 10 percent increase in the number of originations, an 18.2 percent increase in loan sales volume and lower interest costs. Additionally, the percentage of Ryland homebuyers who chose the Ryland Mortgage Company to finance their new-home purchases increased from 77.4 percent in first quarter 2001 to 79.6 percent in first quarter 2002.

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

Corporate expenses represent the cost of corporate functions, which support the business segments. Corporate expenses were $8.8 million for the first quarter of 2002 compared to $6.5 million for the first quarter of 2001. The rise in corporate expenses was primarily attributable to increased incentive compensation due to higher stock prices and earnings.

HOMEBUILDING SEGMENT

Results of operations from the homebuilding segment are summarized as follows:
($ amounts in thousands, except average closing price)

	Three months ended March 31,

	2002	2001

Revenues
Residential	$521,424	$486,965
Other	4,516	16,078

Total	525,940	503,043
Gross profit	104,104	85,320
Selling, general and administrative expenses	58,755	52,246
Interest expense	2,015	3,451

Homebuilding pretax earnings	$43,334	$29,623

Operational unit data
New orders (units)	3,757	3,970
Closings (units)	2,501	2,381
Outstanding contracts at March 31:
Units	5,833	5,757
Dollar value	$1,199,005	$1,196,844
Average closing price	$208,000	$205,000

Homebuilding revenues increased 4.6 percent for the first quarter of 2002 compared to the same period last year primarily due to a 5 percent increase in closings (2,501 homes closed in the first quarter of 2002 compared to 2,381 homes in the first quarter of 2001) as well as a 1.5 percent increase in average closing price.

Gross profit margins from home sales averaged 19.8 percent for the first quarter of 2002, an increase from 17.6 percent for the first quarter of 2001. The increase is attributable to the composition of closings for the period, selected price increases and cost reduction initiatives.

New orders for the first quarter of 2002 were 3,757 compared to 3,970 for the first quarter of the prior year. The Company operated in the same number of active communities as in the first quarter of last year but expects to operate out of more than 25 additional active communities by the end of 2002.

Outstanding contracts as of March 31, 2002 were 5,833 versus 5,757 at March 31, 2001 and 4,577 at December 31, 2001. Outstanding contracts represent the Company’s backlog of homes sold but not yet closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at March 31, 2002 was $1.2 billion, approximately the same as that at March 31, 2001 and an increase of 30.8 percent from December 31, 2001.

Selling, general and administrative expenses, as a percentage of revenue, were 11.2 percent for the three months ended March 31, 2002 compared to 10.4 percent for the same period in the prior year. The increase in S,G&A for the first quarter was primarily due to increased incentive compensation for operations personnel, related to higher earnings, and increases in insurance costs. Compared to the first quarter of 2001, interest expense decreased $1.4 million to $2 million in the first quarter of 2002. This was partially attributable to lower interest rates on the Company’s long-term debt, reduced borrowings against the revolving credit facility and interest earned on increased cash investments.

FINANCIAL SERVICES

Results of operations of the Company’s financial services segment are summarized as follows:
($ amounts in thousands)

	Three months ended March 31,

	2002	2001

RESULTS OF OPERATIONS
Revenues
Net gains on sales of mortgages and mortgage servicing rights	$8,654	$4,983
Title/escrow/insurance	2,599	2,449
Net origination fees	178	12
Interest
Mortgage-backed securities and notes receivable	1,758	3,341
Other	227	313

Total interest	1,985	3,654
Other	4	30

Total revenues	13,420	11,128
Expenses
General and administrative	4,348	4,898
Interest	720	2,804

Total expenses	5,068	7,702

Pretax earnings	$8,352	$3,426

OPERATIONAL DATA
Retail operations:
Originations	1,929	1,754
Percent of Ryland Homes closings	96.9%	96.7%
Ryland Homes capture rate	79.6%	77.4%
Investment operations:
Portfolio average balance (in millions)	$57.0	$78.6

Revenues for the financial services segment increased $2.3 million, or 20.6 percent, for the quarter ended March 31, 2002 compared to the same period in 2001. The increase from the prior year was primarily attributable to a 10 percent increase in the number of originations and an 18.2 percent increase in loan sales volume partially offset by reduced interest income as a result of the declining investment balances. The capture rate increased to 79.6 percent in the first quarter of 2002 compared to 77.4 percent in the first quarter of 2001.

General and administrative expenses were $4.3 million for the three months ended March 31, 2002 compared to $4.9 million for the three months ended March 31, 2001. Interest expense was $0.7 million for the three months ended March 31, 2002 versus $2.8 million for the same period in 2001. The decrease in interest expense was primarily due to a continued decline in the credit facilities used to finance mortgage-backed securities, a decline in average borrowing rates and the termination of the warehouse funding facility.

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $490.5 million at March 31, 2002 and December 31, 2001.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. This facility matures in October 2003 and provides for borrowings up to $400 million. There were no borrowings under this facility at March 31, 2002 or December 31, 2001. The Company had letters of credit outstanding under this facility totaling $85.9 million at March 31, 2002 and $83.5 million at December 31, 2001. To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At March 31, 2002 and December 31, 2001, such notes payable outstanding amounted to $3.3 million.

Housing inventories increased to $993.7 million as of March 31, 2002 from $899.4 million at December 31, 2001. This increase represents construction activity following higher sold-inventory levels related to a significant increase in quarter-end backlog and acquisition and development activity required for expansion in the second half of 2002. The increase was primarily funded with internally generated funds.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include repurchase agreement facilities aggregating $80 million and a $35 million revolving credit facility, which are used to finance mortgage-backed securities. At March 31, 2002 and December 31, 2001, the combined borrowings of the financial services segment outstanding under all agreements totaled $56.8 million and $62.1 million, respectively.

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

During the three months ended March 31, 2002, the Company repurchased approximately 112,500 shares (pre-split) of its outstanding common stock at a cost of approximately $9.5 million. As of March 31, 2002, the Company had Board authorization to repurchase up to an additional 1.5 million shares of its common stock. The Company’s repurchase program has been funded primarily through internally generated funds.

Note: Certain statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, such as: the completion and profitability of sales reported; the market for homes generally and in areas where the Company operates; the availability and cost of land; changes in economic conditions and interest rates; the availability and increases in raw material and labor costs; consumer confidence; government regulations; and general competitive factors, all or each of which may cause actual results to differ materially.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in the Company’s market risk from December 31, 2001. For information regarding the Company’s market risk, refer to Form 10-K for the fiscal year ended December 31, 2001 of The Ryland Group, Inc.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

During the first quarter of 2002, Ryland Mortgage Company (RMC) settled its outstanding claims related to mortgage servicing contracts entered into during 1991 and 1992 with the Resolution Trust Company.

The Company is party to various legal proceedings generally incidental to its businesses. Based on evaluations of these other matters and discussions with counsel, management believes that liabilities to the Company arising from these other matters will not have a material adverse effect on its financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 24, 2002. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934 to elect directors of the Company for the ensuing year and approve the 2002 Equity Incentive Plan. Proxies representing 12,100,321 shares of stock eligible to vote at the meeting, or 90.9 percent of the outstanding shares, were voted.

The 11 incumbent directors nominated by the Company were reelected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld

R. Chad Dreier	12,068,514	31,807
Leslie M. Frécon	12,066,257	34,064
Roland A. Hernandez	12,059,765	40,556
William L. Jews	12,068,659	31,662
William G. Kagler	12,068,707	31,614
Ned Mansour	12,064,842	35,479
Robert E. Mellor	12,068,857	31,464
Norman J. Metcalfe	12,069,357	30,964
Charlotte St. Martin	12,069,157	31,164
Paul J. Varello	12,064,957	35,364
John O. Wilson	12,064,362	35,959

The 2002 Equity Incentive Plan was approved by 54.3 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Withheld	Abstain

6,572,799	5,482,559	44,963

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

10.4	Amended Credit Agreement dated as of March 29, 2002 among Ryland Mortgage Company; Associates Funding, Inc. and JPMorgan Chase Bank.
10.10	The Ryland Group, Inc. 2002 Equity Incentive Plan
12.1	Computation of Ratio of Earnings to Fixed Charges

     B. Reports on Form 8-K

          No reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC. Registrant

May 14, 2002	By:	/s/ Gordon A. Milne

Date		Gordon A. Milne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 14, 2002	By:	/s/ David L. Fristoe

Date		David L. Fristoe Senior Vice President, Chief Information Officer, Controller, and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

     A. Exhibits

Exhibit No.		Page No.

10.4	Amended Credit Agreement dated as of March 29, 2002 among Ryland Mortgage Company; Associates Funding, Inc. and JPMorgan Chase Bank (filed herewith)	17-29
10.10	The Ryland Group, Inc. 2002 Equity Incentive Plan (filed herewith)	30-36
12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)	37