Form 10-Q
period 2002-06-30
RYLAND GROUP INC
filed 2002-08-09
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on August 7, 2002, was 26,323,108.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)	1

	Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001	2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

INDEX OF EXHIBITS		16

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

THE RYLAND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
 (amounts in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

REVENUES
Homebuilding	$658,304	$674,626	$1,184,244	$1,177,669
Financial services	17,072	14,206	30,492	25,334

TOTAL REVENUES	675,376	688,832	1,214,736	1,203,003

EXPENSES
Homebuilding
Cost of sales	516,188	549,979	938,024	967,702
Selling, general and administrative	68,973	65,733	127,728	117,979
Interest	1,262	5,162	3,277	8,613

Total homebuilding expenses	586,423	620,874	1,069,029	1,094,294
Financial services
General and administrative	5,097	5,120	9,445	10,018
Interest	669	517	1,389	3,321

Total financial services expenses	5,766	5,637	10,834	13,339
Corporate expenses	8,319	6,335	17,089	12,790

TOTAL EXPENSES	600,508	632,846	1,096,952	1,120,423
Earnings before taxes	74,868	55,986	117,784	82,580
Tax expense	30,162	22,114	47,114	32,619

NET EARNINGS	$44,706	$33,872	$70,670	$49,961

NET EARNINGS PER COMMON SHARE
Basic	$1.65	$1.26	$2.63	$1.86
Diluted	$1.56	$1.18	$2.48	$1.74
AVERAGE COMMON SHARES OUTSTANDING
Basic	27,103,278	26,776,030	26,925,588	26,728,338
Diluted	28,643,968	28,716,478	28,477,835	28,713,314

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (amounts in thousands, except share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Homebuilding
Cash and cash equivalents	$161,288	$295,015
Housing inventories
Homes under construction	594,970	460,152
Land under development and improved lots	492,528	439,237

Total inventories	1,087,498	899,389
Property, plant and equipment	38,916	33,371
Purchase price in excess of net assets acquired	18,185	18,185
Other	64,632	79,638

	1,370,519	1,325,598

Financial Services
Cash and cash equivalents	3,735	3,295
Mortgage-backed securities and notes receivable	52,023	62,045
Other	23,223	27,507

	78,981	92,847

Other Assets
Net deferred taxes	33,871	36,739
Other	56,491	55,685

TOTAL ASSETS	$1,539,862	$1,510,869

LIABILITIES
Homebuilding
Accounts payable and other liabilities	$262,608	$260,908
Long-term debt	490,500	490,500

	753,108	751,408

Financial Services
Accounts payable and other liabilities	12,129	23,586
Short-term notes payable	52,244	62,119

	64,373	85,705

Other Liabilities	84,507	110,894

TOTAL LIABILITIES	$901,988	$948,007

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:
Authorized – 80,000,000 shares
Issued – 26,992,108 shares (26,433,728 for 2001)	$26,992	$26,434
Paid-in capital	31,264	26,297
Retained earnings	578,249	508,667
Accumulated other comprehensive income	1,369	1,464

TOTAL STOCKHOLDERS’ EQUITY	637,874	562,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,539,862	$1,510,869

Stockholders’ equity per common share	$23.63	$21.29

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
 (amounts in thousands)

	Six months ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$70,670	$49,961
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,288	15,515
Changes in assets and liabilities:
Increase in inventories	(188,109)	(31,128)
Net change in other assets, payables and other liabilities	(20,014)	(7,767)
Other operating activities, net	3,240	(3,935)

Net cash (used for) provided by operating activities	(119,925)	22,646

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(18,111)	(16,855)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	12,742	19,115

Net cash (used for) provided by investing activities	(5,369)	2,260

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	—	150,000
Reduction of long-term debt	—	(5,500)
Decrease in short-term notes payable	(9,875)	(10,717)
Common and preferred stock dividends	(1,076)	(1,382)
Common stock repurchases	(22,123)	(14,528)
Proceeds from stock option exercises	21,363	14,759
Other financing activities, net	3,718	(6,344)

Net cash (used for) provided by financing activities	(7,993)	126,288

Net (decrease) increase in cash and cash equivalents	(133,287)	151,194
Cash and cash equivalents at beginning of period	298,310	142,201

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165,023	$293,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest)	$8,274	$12,392
Cash paid for income taxes	$42,152	$27,163

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

The consolidated balance sheet as of June 30, 2002, the consolidated statements of earnings for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2002, and for all periods presented, have been made. The consolidated balance sheet at December 31, 2001, is taken from the audited financial statements as of that date.

Certain amounts in the consolidated statements have been reclassified to conform to the 2002 presentation.

All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split declared on April 24, 2002, (see Note 9.)

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2001 annual report to its shareholders.

The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the operating results for the full year.

Assets presented in the financial statements are net of any valuation allowances.

The following table is a summary of capitalized interest:

	2002	2001

Capitalized interest as of January 1	$33,291	$33,494
Interest capitalized	19,261	16,441
Interest amortized to cost of sales	(12,794)	(14,360)

Capitalized interest as of June 30	$39,758	$35,575

Note 2. New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of SFAS 145 which relate to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Under the new pronouncement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of SFAS

145 which relate to the rescission of Statement 4 is encouraged. Statement 64 amended Statement 4 and is no longer necessary because Statement 4 has been rescinded.

The Company plans to adopt the provisions of SFAS 145, with respect to the rescission of Statement 4, in the third quarter of 2002.

Note 3. Segment Information

Operations of the Company consist of two business segments: homebuilding and financial services. The Company’s homebuilding segment specializes in the sale and construction of single-family attached and detached housing in 21 markets. The financial services segment provides mortgage-related products and services for Ryland Homes’ customers and also manages a declining investment portfolio. Corporate expenses represent the costs of corporate functions that support the business segments.

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Earnings before taxes
Homebuilding	$71,881	$53,752	$115,215	$83,375
Financial services	11,306	8,569	19,658	11,995
Corporate and other	(8,319)	(6,335)	(17,089)	(12,790)

Total	$74,868	$55,986	$117,784	$82,580

Note 4. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Numerator
Net earnings	$44,706	$33,872	$70,670	$49,961
Preferred stock dividends	—	(151)	—	(308)

Numerator for basic earnings per share – earnings available to common stockholders	44,706	33,721	70,670	49,653
Effect of dilutive securities – preferred stock dividends	—	151	—	308

Numerator for diluted earnings per share – earnings available to common stockholders	$44,706	$33,872	$70,670	$49,961

Denominator
Denominator for basic earnings per share – weighted-average shares	27,103,278	26,776,030	26,925,588	26,728,338
Effect of dilutive securities:
Stock options	1,323,590	1,262,134	1,336,281	1,281,224
Equity incentive plan	217,100	120,000	215,966	135,248
Conversion of preferred shares	—	558,314	—	568,504

Dilutive potential of common shares	1,540,690	1,940,448	1,552,247	1,984,976
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	28,643,968	28,716,478	28,477,835	28,713,314
Basic earnings per share	$1.65	$1.26	$2.63	$1.86
Diluted earnings per share	$1.56	$1.18	$2.48	$1.74

Note 5. Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings of this document for updated information regarding the Company’s commitments and contingencies.

Note 6. Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets no longer be amortized but be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity-method investments no longer be amortized.

The Company adopted the provisions of SFAS 142 on January 1, 2002, and will perform impairment tests of its goodwill annually. The first of these tests performed by the Company, as of March 31, 2002, indicated no impairment.

The Company’s application of the nonamortization provisions of SFAS 142 resulted in the elimination of its goodwill amortization expense in the first six months of 2002. Results reported for the three and six months ended June 30, 2001, included after-tax goodwill amortization expense of $0.3 million, or $0.01 per diluted share, and $0.5 million, or $0.02 per diluted share, respectively.

Note 7. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $44.7 million and $33.9 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, comprehensive income was $70.6 million and $50.8 million, respectively.

Note 8. Financial Services Short-term Notes Payable

In March 2002, the Company amended a revolving credit facility used to finance mortgage-backed securities in the financial services segment. The facility, previously $45 million, was renewed at $35 million. The agreement, which was extended through March 2003, bears interest at market rates and is collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-purpose subsidiaries. Borrowings outstanding under this facility were $28 million and $33.1 million at June 30, 2002 and December 31, 2001, respectively.

Note 9. Stockholders’ Equity

On April 24, 2002, Ryland’s Board of Directors approved a two-for-one stock split of the Company’s common stock, which was effected in the form of a stock dividend. Record holders of the Company’s common stock as of the close of business on May 15, 2002, were entitled to one additional share for each share held at that time. The new shares were distributed on May 30, 2002.

All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split declared on April 24, 2002.

Cash dividends declared for the three and six months ended June 30, 2002, were $0.02 and $0.04, respectively. Cash dividends declared for the three and six months ended June 30, 2001, were $0.02 and $0.04, respectively.

Note 10. Equity Incentive Plan

On April 24, 2002, the Company’s stockholders approved an equity incentive plan, The Ryland Group 2002 Equity Incentive Plan (“the Plan”), which permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, stock units or any combination of the foregoing to employees. This Plan replaces the Company’s 1992 Equity Incentive Plan, which expired on April 15, 2002. The number of shares available for issuance under the Plan includes 15,432 shares carried over from the 1992 Equity Incentive Plan and 1,300,000 new shares available under the terms of the 2002 Equity Incentive Plan. Any shares of the Company’s common stock covered by an award (or portion of an award) granted under the Plan or the 1992 Equity Incentive Plan that are forfeited, expired or canceled without delivery of shares of common stock, or which are tendered to the Company as full or partial payment of the exercise price or related tax withholding obligations, will again be available for award under the Plan. The Plan will remain in effect until April 24, 2012, unless it is terminated by the Board of Directors at an earlier date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2002, compared to three months ended June 30, 2001

For the second quarter of 2002, the Company reported consolidated net earnings of $44.7 million, or $1.65 per share ($1.56 per diluted share), compared to consolidated net earnings of $33.9 million, or $1.26 per share ($1.18 per diluted share), for the second quarter of 2001.

The homebuilding segment reported pretax earnings of $71.9 million for the second quarter of 2002, an $18.1 million, or 33.6 percent, increase over the $53.8 million reported for the second quarter of 2001. The increase over the prior year was primarily attributable to a higher closing volume and a 280 basis-point increase in gross profit margins.

The financial services segment reported pretax earnings from operations of $11.3 million for the three months ended June 30, 2002, compared to $8.6 million for the same period in 2001. The increase for the second quarter over the same period in the prior year was primarily attributable to a 2.4 percent increase in the number of originations and a 5.1 percent increase in loan sales volume. Additionally, the percentage of Ryland homebuyers who chose the Ryland Mortgage Company to finance their new-home purchases was 81.7 percent.

Corporate expenses represent the cost of corporate functions that support the business segments. Corporate expenses were $8.3 million for the second quarter of 2002, compared to $6.3 million for the second quarter of 2001. The rise in corporate expenses was primarily attributable to increased incentive compensation which was due to higher earnings.

Six months ended June 30, 2002, compared to six months ended June 30, 2001

Consolidated net earnings for the six months ended June 30, 2002, were $70.7 million, or $2.63 per share ($2.48 per diluted share), compared to $50 million, or $1.86 per share ($1.74 per diluted share), for the same period in the prior year.

For the six months ended June 30, 2002, the homebuilding segment reported pretax earnings of $115.2 million, compared to $83.4 million for the six months ended June 30, 2001.

The financial services segment reported pretax earnings of $19.7 million for the six months ended June 30, 2002, representing an increase of $7.7 million, or 64.2 percent, compared to $12 million for the same period last year.

Corporate expenses were $17.1 million for the first six months of 2002, versus $12.8 million for the first six months of 2001.

The income tax amounts represented effective income tax rates of approximately 40 percent in 2002 and 39.5 percent in 2001. The effective income tax rate increased in 2002 due to an increase in non-deductible expenses.

HOMEBUILDING SEGMENT

Results of operations from the homebuilding segment are summarized as follows:
($ amounts in thousands, except average closing price)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues
Residential	$648,467	$655,260	$1,169,891	$1,142,225
Other	9,837	19,366	14,353	35,444

Total	658,304	674,626	1,184,244	1,177,669
Gross profit	142,116	124,647	246,220	209,967
Selling, general and administrative expenses	68,973	65,733	127,728	117,979
Interest expense	1,262	5,162	3,277	8,613

Homebuilding pretax earnings	$71,881	$53,752	$115,215	$83,375

Operational unit data
New orders (units)	3,843	3,779	7,600	7,749
Closings (units)	3,185	3,137	5,686	5,518
Outstanding contracts at June 30:
Units			6,491	6,399
Dollar value			$1,390,735	$1,311,112
Average closing price	$204,000	$209,000	$206,000	$207,000

Three months ended June 30, 2002, compared to three months ended June 30, 2001

Homebuilding revenues declined slightly to $658.3 million for the second quarter of 2002, compared to $674.6 million for the same period in the prior year. This was the result of a 2.4 percent decline in average sales price from $209,000 for the quarter ended June 30, 2001, to $204,000 for the same period in 2002, due to an increased percentage of home closings in the South region, where home prices are typically lower. This decrease was partially offset by a 1.5 percent increase in closings, with 3,185 homes closed in the second quarter of 2002 versus 3,137 homes closed in the same quarter of the prior year. Homebuilding revenues for the second quarter of 2002 included $9.8 million from land sales, which contributed a net gain of $1.5 million to pretax earnings.

Gross profit margins from home sales averaged 21.7 percent for the second quarter of 2002, an increase from 18.9 percent for the second quarter of 2001. The increase is primarily attributable to reduced land and land development costs, higher direct construction cost rebates and rising sales prices in certain areas.

New orders for the second quarter of 2002 were 3,843, compared to 3,779 for the second quarter of 2001. The Company operated in 30 more active communities as of June 30, 2002, than it did at June 30, 2001, with most of the additions coming late in the quarter.

Outstanding contracts as of June 30, 2002, were 6,491, versus 6,399 at June 30, 2001, and 4,577 at December 31, 2001. Outstanding contracts represent the Company’s backlog of homes sold but not yet closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at June 30, 2002, was $1.4 billion, an increase of 6.1 percent from June 30, 2001, and an increase of 51.7 percent from December 31, 2001.

Selling, general and administrative expenses, as a percentage of revenue, were 10.5 percent for the three months ended June 30, 2002, compared to 9.7 percent for the same period in the prior year. The increase in S,G&A for the second quarter was primarily due to increased incentive compensation for operations personnel, related to higher earnings, and increases in insurance and related costs. Compared to the second quarter of 2001, interest expense decreased $3.9 million to $1.3 million in the second quarter of 2002. This was due, in part, to lower interest rates on the Company’s long-term debt, reduced borrowings against the revolving credit facility, interest earned on increased cash investments and a rise in capitalized interest due to increased development activity for a higher number of new communities.

Pretax homebuilding margins increased 290 basis points to 10.9 percent for the three months ended June 30, 2002, compared to 8.0 percent for the same period in 2001.

Six months ended June 30, 2002, compared to six months ended June 30, 2001

For the six months ended June 30, 2002, homebuilding revenues increased $6.6 million to $1.2 billion, compared to the six months ended June 30, 2001. Homebuilding revenues for the six months ended June 30, 2002, included revenues of $14.3 million from land sales, contributing a net gain of $2.5 million to pretax earnings. Gross profit margins from home sales rose to 20.8 percent for the first six months of 2002, versus 18.3 percent for the same period in 2001. Selling, general and administrative expenses, as a percentage of revenue, were 10.8 percent for the six months ended June 30, 2002, compared to 10 percent for the same period in the prior year. Pretax homebuilding margins were 9.7 percent and 7.1 percent for the six months ended June 30, 2002 and 2001, respectively.

New orders were 7,600 for the six months ended June 30, 2002, compared to 7,749 for the six months ended June 30, 2001. Closings were 5,686 for the six months ended June 30, 2002, compared to 5,518 for the six months ended June 30, 2001.

FINANCIAL SERVICES

Results of operations of the Company’s financial services segment are summarized as follows:
($ amounts in thousands, except as indicated)

	Three months ended June 30,		Six months ended June 30,

RESULTS OF OPERATIONS	2002	2001	2002	2001

Revenues
Net gains on sales of mortgages and mortgage servicing rights	$10,188	$8,407	$18,842	$13,390
Title/escrow/insurance	3,161	2,939	5,760	5,388
Net origination fees	1,896	1,319	2,074	1,331
Interest
Mortgage-backed securities and notes receivable	1,619	1,251	3,377	4,592
Other	207	285	434	598

Total interest	1,826	1,536	3,811	5,190
Other	1	5	5	35

Total revenues	17,072	14,206	30,492	25,334
Expenses
General and administrative	5,097	5,120	9,445	10,018
Interest	669	517	1,389	3,321

Total expenses	5,766	5,637	10,834	13,339

Pretax earnings	$11,306	$8,569	$19,658	$11,995

OPERATIONAL DATA
Retail operations:
Originations	2,464	2,407	4,393	4,161
Percent of Ryland Homes closings	98.3%	96.3%	97.7%	96.4%
Ryland Homes capture rate	81.7%	81.7%	80.8%	79.8%
Investment operations:
Portfolio average balance (in millions)	$52.6	$73.8	$54.8	$76.2

Three months ended June 30, 2002, compared to three months ended June 30, 2001

Revenues for the financial services segment increased $2.9 million, or 20.4 percent, for the quarter ended June 30, 2002, compared to the same period in 2001. The increase from the prior year was attributable to a 2.4 percent increase in the number of originations, a 5.1 percent increase in loan sales volume and higher margins on loan sales. Additionally, the percentage of Ryland homebuyers who chose the Ryland Mortgage Company to finance their new-home purchases was 81.7 percent.

General and administrative expenses were $5.1 million for the three months ended June 30, 2002, approximately the same as that for the three months ended June 30, 2001. Interest expense was $0.7 million for the three months ended June 30, 2002, versus $0.5 million for the same period in 2001.

Six months ended June 30, 2002, compared to six months ended June 30, 2001

For the first six months of 2002, revenues for the financial services segment were $30.5 million, up $5.2 million from the same period in the prior year. The increase from the prior year was primarily attributable to a 5.6 percent increase in the number of originations and a 10.5 percent increase in loan sales volume, partially offset by decreased interest income which was due to declining investment portfolio balances.

General and administrative expenses were $9.4 million for the six months ended June 30, 2002, compared to $10 million for the six months ended June 30, 2001. Interest expense was $1.4 million for the six months ended June 30, 2002, compared to $3.3 million for the same period in the prior year. The decrease in interest expense was primarily due to a continued decline in the credit facilities used to finance mortgage-backed securities, a decline in average borrowing rates and the termination of the warehouse funding facility.

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $490.5 million at June 30, 2002, and December 31, 2001.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. This facility matures in October 2003 and provides for borrowings up to $400 million. There were no borrowings under this facility at June 30, 2002, or December 31, 2001. The Company had letters of credit outstanding under this facility totaling $96.5 million at June 30, 2002, and $83.5 million at December 31, 2001. To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At June 30, 2002, such notes payable outstanding amounted to $9.4 million, compared to $3.3 million at December 31, 2001.

Housing inventories increased to $1.1 billion at June 30, 2002, from $0.9 billion at December 31, 2001. This increase not only relates to construction activity following higher sold-inventory levels due to a significant increase in quarter-end backlog, but also relates to acquisition and development activity required for expansion in the second half of 2002. The increase was primarily funded with cash on hand and internally generated funds.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include repurchase agreement facilities aggregating $80 million and a $35 million revolving credit facility, both of which are used to finance mortgage-backed securities. At June 30, 2002, and December 31, 2001, the combined borrowings of the financial services segment outstanding under all agreements totaled $52.2 million and $62.1 million, respectively.

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

During the three months ended June 30, 2002, the Company repurchased approximately 238,000 shares of its outstanding common stock at a cost of approximately $12.6 million. As of June 30, 2002, the Company had Board authorization to repurchase up to an additional 2.8 million shares of its common stock. The Company repurchased 700,000 additional shares of its outstanding common stock during the period July 1 through August 7, 2002 at a cost of approximately $28.9 million. The Company’s repurchase program has been funded primarily through internally generated funds.

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

There have been no other material changes in the Company’s market risk from December 31, 2001. For information regarding the Company’s market risk, refer to The Ryland Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2001.

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

The only matters submitted to a vote of security holders during the second quarter of 2002, were the matters voted on at the Annual Meeting of Stockholders held on April 24, 2002 that were reported on in Item 4 of the Company’s Report on Form 10-Q, for the quarterly period ended March 31, 2002.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

10.10	The Ryland Group, Inc. 2002 Equity Incentive Plan, as amended

12.1	Computation of Ratio of Earnings to Fixed Charges

99.1	Certification of Principal Executive Officer

99.2	Certification of Principal Financial Officer

B.	Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC. Registrant
August 9, 2002	By:	/s/ Gordon A. Milne

Date		Gordon A. Milne Senior Vice President and Chief Financial Officer (Principal Financial Officer)
August 9, 2002	By:	/s/ David L. Fristoe

Date		David L. Fristoe Senior Vice President, Chief Information Officer, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

A.	Exhibits

Exhibit No.		Page No.

10.10	The Ryland Group, Inc. 2002 Equity Incentive Plan, as amended (filed herewith)	17-24

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)	25

99.1	Certification of Principal Executive Officer (filed herewith)	26

99.2	Certification of Principal Financial Officer (filed herewith)	27