Form 10-Q
period 2002-09-30
RYLAND GROUP INC
filed 2002-11-14
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________.

Commission File Number: 1-8029

THE RYLAND GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0849948

(State of incorporation)	(I.R.S. Employer Identification Number)

24025 Park Sorrento, Suite 400
Calabasas, California 91302
818.223.7500
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]  Yes    [   ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    [X]  Yes    [   ]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock of The Ryland Group, Inc., outstanding on November 7, 2002, was 25,661,243.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings for the	1
Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)

Consolidated Balance Sheets at September 30, 2002	2
(unaudited) and December 31, 2001

Consolidated Statements of Cash Flows for the	3
Nine Months Ended September 30, 2002 and 2001 (unaudited)

Notes to Consolidated Financial Statements (unaudited)	4–7

Item 2. Management’s Discussion and Analysis of	8–13
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About	13
Market Risk

Item 4. Controls and Procedures	13–14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	15

CERTIFICATIONS	16-17

INDEX OF EXHIBITS	18

PART I.    FINANCIAL INFORMATION

Item I.    FINANCIAL STATEMENTS

THE RYLAND GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(amounts in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES
Homebuilding	$713,923	$695,247	$1,898,167	$1,872,916
Financial services	18,812	18,368	49,304	43,702

TOTAL REVENUES	732,735	713,615	1,947,471	1,916,618

EXPENSES
Homebuilding
Cost of sales	563,896	555,576	1,501,920	1,523,278
Selling, general and administrative	70,247	68,723	197,975	186,702
Interest	2,123	13,445	5,400	22,058

Total homebuilding expenses	636,266	637,744	1,705,295	1,732,038
Financial services
General and administrative	5,724	5,235	15,169	15,253
Interest	627	1,240	2,016	4,561

Total financial services expenses	6,351	6,475	17,185	19,814
Corporate expenses	11,108	7,916	28,197	20,706

TOTAL EXPENSES	653,725	652,135	1,750,677	1,772,558
Earnings before taxes	79,010	61,480	196,794	144,060
Tax expense	31,604	24,285	78,718	56,904

NET EARNINGS	$47,406	$37,195	$118,076	$87,156

NET EARNINGS PER COMMON SHARE
Basic	$1.80	$1.39	$4.42	$3.25
Diluted	$1.70	$1.30	$4.18	$3.04
AVERAGE COMMON SHARES OUTSTANDING
Basic	26,310,515	26,831,956	26,721,346	26,760,254
Diluted	27,876,907	28,709,444	28,271,079	28,634,402

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)

ASSETS
Homebuilding
Cash and cash equivalents	$113,634	$295,015
Housing inventories
Homes under construction	657,916	460,152
Land under development and improved lots	504,921	439,237

Total inventories	1,162,837	899,389
Property, plant and equipment	40,897	33,371
Purchase price in excess of net assets acquired	18,185	18,185
Other	62,813	79,638

	1,398,366	1,325,598

Financial Services
Cash and cash equivalents	3,348	3,295
Mortgage-backed securities and notes receivable	46,237	62,045
Other	28,013	27,507

	77,598	92,847

Other Assets
Net deferred taxes	31,074	36,739
Other	55,425	55,685

TOTAL ASSETS	$1,562,463	$1,510,869

LIABILITIES
Homebuilding
Accounts payable and other liabilities	$278,322	$260,908
Long-term debt	490,500	490,500

	768,822	751,408

Financial Services
Accounts payable and other liabilities	20,773	23,586
Short-term notes payable	46,870	62,119

	67,643	85,705

Other Liabilities	94,167	110,894

TOTAL LIABILITIES	$930,632	$948,007

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:
Authorized – 80,000,000 shares
Issued – 25,742,018 shares (26,433,728 for 2001)	$25,742	$26,434
Paid-in capital	—	26,297
Retained earnings	604,675	508,667
Accumulated other comprehensive income	1,414	1,464

TOTAL STOCKHOLDERS’ EQUITY	631,831	562,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,562,463	$1,510,869

Stockholders’ equity per common share	$24.54	$21.29

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(amounts in thousands)

	Nine months ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$118,076	$87,156
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,864	24,875
Changes in assets and liabilities:
Increase in inventories	(263,448)	(79,435)
Net change in other assets, payables and other liabilities	12,007	34,651
Other operating activities, net	4,544	(7,143)

Net cash (used for) provided by operating activities	(105,957)	60,104

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(27,291)	(22,609)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	20,296	26,202

Net cash (used for) provided by investing activities	(6,995)	3,593

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	—	250,000
Reduction of long-term debt	—	(203,500)
Decrease in short-term notes payable	(15,249)	(15,364)
Common and preferred stock dividends	(1,625)	(2,075)
Common stock repurchases	(76,843)	(37,288)
Proceeds from stock option exercises	23,118	16,542
Other financing activities, net	2,223	(6,328)

Net cash (used for) provided by financing activities	(68,376)	1,987

Net (decrease) increase in cash and cash equivalents	(181,328)	65,684
Cash and cash equivalents at beginning of period	298,310	142,201

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,982	$207,885

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest)	$12,002	$28,086
Cash paid for income taxes	$69,446	$29,621

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

The consolidated balance sheet as of September 30, 2002, the consolidated statements of earnings for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2002, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2001 annual report to its shareholders. Certain amounts in the consolidated statements have been reclassified to conform to the 2002 presentation.

Assets presented in the financial statements are net of any valuation allowances.

All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two-for-one stock split declared on April 24, 2002 (see Note 10).

The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the operating results for the full year.

Note 2.    Segment Information

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Earnings before taxes
Homebuilding	$77,657	$57,503	$192,872	$140,878
Financial services	12,461	11,893	32,119	23,888
Corporate	(11,108)	(7,916)	(28,197)	(20,706)

Total	$79,010	$61,480	$196,794	$144,060

Note 3.    Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator
Net earnings	$47,406	$37,195	$118,076	$87,156
Preferred stock dividends	—	—	—	(308)

Numerator for basic earnings per share — earnings available to common stockholders	47,406	37,195	118,076	86,848
Effect of dilutive securities — preferred stock dividends	—	—	—	308

Numerator for diluted earnings per share — earnings available to common stockholders	$47,406	$37,195	$118,076	$87,156

Denominator
Denominator for basic earnings per share — weighted-average shares	26,310,515	26,831,956	26,721,346	26,760,254
Effect of dilutive securities:
Stock options	1,114,292	1,260,734	1,254,313	1,197,768
Equity incentive plan	452,100	162,392	295,420	144,396
Conversion of preferred shares	—	454,362	—	531,984

Dilutive potential of common shares	1,566,392	1,877,488	1,549,733	1,874,148
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	27,876,907	28,709,444	28,271,079	28,634,402
Basic earnings per share	$1.80	$1.39	$4.42	$3.25
Diluted earnings per share	$1.70	$1.30	$4.18	$3.04

Note 4.    Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $47.5 million and $37.4 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, comprehensive income was $118 million and $88.2 million, respectively.

Note 5.    Inventories

Inventories consist principally of homes under construction, land under development and improved lots. Inventories are stated at the lower of cost or fair value.

The following table is a summary of capitalized interest:

	2002	2001

Capitalized interest as of January 1	$33,291	$33,494
Interest capitalized	29,328	23,318
Interest amortized to cost of sales	(21,278)	(22,154)

Capitalized interest as of September 30	$41,341	$34,658

Note. 6    Investments in Unconsolidated Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures, based in Atlanta, Dallas, Denver, Orlando and Phoenix, are engaged in the development of land. At September 30, 2002 and December 31, 2001, the Company’s investment in unconsolidated joint ventures amounted to $15.6 million and $20.1 million, respectively. For the three months ended September 30, 2002 and 2001, the Company’s equity in losses of the unconsolidated joint ventures was $0.07 million and $0.03 million, respectively. The Company’s equity in earnings of the unconsolidated joint ventures was $2.7 million for the nine months ended September 30, 2002, compared to $0.01 million for the same period in 2001.

The joint ventures finance land development investments through a variety of borrowing arrangements. The Company does not guarantee these financing arrangements. At September 30, 2002 and December 31, 2001, the aggregate debt of the unconsolidated joint ventures in which the Company participated was $32.9 million and $22.6 million, respectively.

Note 7.    Purchase Price in Excess of Net Assets Acquired

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

The Company’s application of the nonamortization provisions of SFAS 142 resulted in the elimination of its goodwill amortization expense in the first nine months of 2002. Results reported for the three and nine months ended September 30, 2001, included after-tax goodwill amortization expense of $0.3 million, or $0.01 per diluted share, and $0.8 million, or $0.03 per diluted share, respectively.

Note 8.    Financial Services Short-term Notes Payable

In March 2002, the Company amended a revolving credit facility used to finance mortgage-backed securities in the financial services segment. The facility, previously $45 million, was renewed at $35 million. The agreement, which was extended through March 2003, bears interest at market rates and is collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-purpose subsidiaries. Borrowings outstanding under this facility were $24.9 million and $33.1 million at September 30, 2002 and December 31, 2001, respectively.

Note 9.    Long-term Debt

In August 2002, the Company entered into a three-year, unsecured, revolving credit facility with several banks to replace its credit facility that had been scheduled to mature in October 2003. The facility is guaranteed by substantially all of the Company’s subsidiaries other than its financial services subsidiaries. The new facility provides for revolving loans of up to $300 million, of which $150 million may be used for letters of credit. Available credit under the facility is subject to limitations based on percentages of sold and unsold construction in progress and completed units included in inventory and the amount of other senior, unsecured indebtedness. The new facility contains various operating and financial covenants that are substantially similar to the previous credit facility. Outstanding borrowings under the facility will bear interest at a fluctuating rate based upon LIBOR, Prime Rate or the Federal

Funds Rate depending on the nature of the borrowing. See additional discussion in “Financial Condition and Liquidity.”

Note 10.    Stockholders’ Equity

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

Cash dividends declared for the three and nine months ended September 30, 2002, were $0.02 and $0.06, respectively. Cash dividends declared for the three and nine months ended September 30, 2001, were $0.02 and $0.06, respectively.

Note 11.    Equity Incentive Plan

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

Note 12.    Commitments and Contingencies

Refer to Part II, Other Information, Item 1, Legal Proceedings of this document for updated information regarding the Company’s commitments and contingencies.

Note 13.    New Accounting Pronouncements

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

The Company adopted the provisions of SFAS 145, with respect to the rescission of Statement 4, in the third quarter of 2002. As a result, $7.5 million of costs associated with the extinguishment of debt, previously classified as an extraordinary item, are currently included in homebuilding interest expense in the Consolidated Statement of Earnings for the three and nine months ended September 30, 2001.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2002, compared to three months ended September 30, 2001

For the third quarter of 2002, the Company reported consolidated net earnings of $47.4 million, or $1.80 per share ($1.70 per diluted share), compared to consolidated net earnings of $37.2 million, or $1.39 per share ($1.30 per diluted share), for the third quarter of 2001. The third-quarter 2001 results reflect a reclassification to interest expense of a $7.5 million ($4.5 million net of tax) loss on the early extinguishment of long-term debt, in accordance with the Company’s adoption of Statement of Financial Accounting Standards No. 145. (See Note 13). This amount was previously reflected as an extraordinary item in 2001.

The homebuilding segment reported pretax earnings of $77.7 million for the third quarter of 2002, a $20.2 million, or 35.1 percent, increase over the $57.5 million reported for the third quarter of 2001. The increase over the prior year was primarily attributable to a rise in gross profit margins, lower interest expense and the $7.5 million loss associated with the early extinguishment of long-term debt in the third quarter of 2001.

The financial services segment reported pretax earnings of $12.5 million for the three months ended September 30, 2002, compared to $11.9 million for the same period in 2001. The increase for the third quarter over the same period in the prior year was primarily attributable to a 5.6 percent increase in loan sales volume and increased origination volume. The percentage of Ryland homebuyers who chose Ryland Mortgage Company to finance their new-home purchases was 83.3 percent for the third quarter of 2002, compared to 82 percent in the third quarter of 2001.

Corporate expenses represent the cost of corporate functions that support the business segments. Corporate expenses were $11.1 million for the third quarter of 2002, compared to $7.9 million for the third quarter of 2001. The rise in corporate expenses was primarily attributable to increased incentive compensation which was due, in part, to higher earnings.

Nine months ended September 30, 2002, compared to nine months ended September 30, 2001

Consolidated net earnings for the nine months ended September 30, 2002, were $118.1 million, or $4.42 per share ($4.18 per diluted share), compared to $87.2 million, or $3.25 per share ($3.04 per diluted share), for the same period in the prior year.

For the nine months ended September 30, 2002, the homebuilding segment reported pretax earnings of $192.9 million, compared to $140.9 million for the nine months ended September 30, 2001.

The financial services segment reported pretax earnings of $32.1 million for the nine months ended September 30, 2002, representing an increase of $8.2 million, or 34.3 percent, compared to $23.9 million for the same period last year.

Corporate expenses were $28.2 million for the first nine months of 2002, compared to $20.7 million for the first nine months of 2001. The $7.5 million rise in corporate expenses was primarily attributable to increased incentive compensation which was primarily due to higher earnings.

The income tax amounts represented effective income tax rates of approximately 40 percent in 2002 and 39.5 percent in 2001. The effective income tax rate increased in 2002 due to an increase in non-deductible expenses.

HOMEBUILDING SEGMENT

Results of operations from the homebuilding segment are summarized as follows:

($ amounts in thousands, except average closing price)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Residential	$704,193	$689,857	$1,874,084	$1,832,082
Other	9,730	5,390	24,083	40,834

Total	713,923	695,247	1,898,167	1,872,916
Gross profit	150,027	139,671	396,247	349,638
Selling, general and administrative expenses	70,247	68,723	197,975	186,702
Interest expense	2,123	13,445	5,400	22,058

Homebuilding pretax earnings	$77,657	$57,503	$192,872	$140,878

Operational unit data
New orders (units)	3,558	2,735	11,158	10,484
Closings (units)	3,362	3,334	9,048	8,852
Outstanding contracts at September 30:
Units			6,687	5,800
Dollar value			$1,452,391	$1,194,276
Average closing price	$209,000	$207,000	$207,000	$207,000

Three months ended September 30, 2002, compared to three months ended September 30, 2001

Homebuilding revenues rose $18.7 million to $713.9 million for the third quarter of 2002, compared to $695.2 million for the same period in the prior year. This was the result of a slight increase in average sales price from $207,000 for the quarter ended September 30, 2001, to $209,000 for the quarter ended September 30, 2002, as well as an increase in the number of closings, with 3,362 homes closed in the third quarter of 2002 versus 3,334 homes closed in the same quarter of the prior year. Homebuilding revenues for the third quarter of 2002 included $9.8 million from land sales, compared to revenues of $5.4 million for the third quarter of 2001, contributing net gains of $3 million and $0.5 million to pretax earnings in 2002 and 2001, respectively.

Gross profit margins from home sales averaged 20.9 percent for the third quarter of 2002, an increase from 20.2 percent for the third quarter of 2001. The increase is primarily attributable to reduced land and land development costs, lower direct construction costs and rising sales prices in certain areas.

New orders for the third quarter of 2002 were 3,558, compared to 2,735 for the third quarter of 2001. The Company operated in 301 active communities as of September 30, 2002, compared to 265 active communities at September 30, 2001.

Outstanding contracts at September 30, 2002, were 6,687, versus 5,800 at September 30, 2001, and 4,577 at December 31, 2001. Outstanding contracts represent the Company’s backlog of homes sold but not yet closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at September 30, 2002, was $1,452.4 million, an increase of 21.6 percent from September 30, 2001, and an increase of 58.4 percent from December 31, 2001.

Selling, general and administrative expenses, as a percentage of revenue, remained relatively constant at 9.8 percent for the three months ended September 30, 2002, compared to 9.9 percent for the same period in the prior year, due to lower litigation and model home lease expenses offset by increases in insurance costs and incentive compensation costs. Compared to the third quarter of 2001, interest expense decreased $11.3 million to $2.1 million in the third quarter of 2002. This was due to the $7.5 million charge, as reclassified, associated with the early extinguishment of long-term debt in third quarter 2001, as well as to reduced average long-term debt balances and a rise in capitalized interest resulting from increased development activity due to the higher number of new communities. These decreases were partially offset by a decline in interest earned on reduced average cash investments.

Pretax homebuilding margins increased 260 basis points to 10.9 percent for the three months ended September 30, 2002, compared to 8.3 percent for the same period in 2001.

Nine months ended September 30, 2002, compared to nine months ended September 30, 2001

For the nine months ended September 30, 2002, homebuilding revenues increased $25.3 million to $1,898.2 million, compared to $1,872.9 million for the nine months ended September 30, 2001. Homebuilding revenues for the nine months ended September 30, 2002 included revenues of $24.1 million from land sales, compared to revenues of $40.8 million for the nine months ended September 30, 2001, contributing net gains of $5.5 million and $0.9 million to pretax earnings, respectively.

Gross profit margins from home sales rose to 20.9 percent for the first nine months of 2002, versus 19 percent for the same period in 2001. Selling, general and administrative expenses, as a percentage of revenue, were 10.4 percent for the nine months ended September 30, 2002, compared to 10 percent for the same period in the prior year. Pretax homebuilding margins were 10.2 percent and 7.5 percent for the nine months ended September 30, 2002 and 2001, respectively.

New orders were 11,158 for the nine months ended September 30, 2002, compared to 10,484 for the nine months ended September 30, 2001. Closings were 9,048 for the nine months ended September 30, 2002, compared to 8,852 for the nine months ended September 30, 2001.

FINANCIAL SERVICES

Results of operations of the Company’s financial services segment are summarized as follows: ($ amounts in thousands, except as indicated)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

RESULTS OF OPERATIONS
Revenues
Net gains on sales of mortgages and mortgage servicing rights	$11,576	$11,072	$30,418	$24,462
Title/escrow/insurance	3,445	2,979	9,205	8,367
Net origination fees	2,032	1,974	4,106	3,305
Interest
Mortgage-backed securities and notes receivable	1,458	2,080	4,835	6,672
Other	205	259	639	857

Total interest	1,663	2,339	5,474	7,529
Other	96	4	101	39

Total revenues	18,812	18,368	49,304	43,702
Expenses
General and administrative	5,724	5,235	15,169	15,253
Interest	627	1,240	2,016	4,561

Total expenses	6,351	6,475	17,185	19,814

Pretax earnings	$12,461	$11,893	$32,119	$23,888

OPERATIONAL DATA
Retail operations:
Originations	2,650	2,631	7,043	6,792
Ryland Homes originations as a percentage of total originations	98.4%	97.2%	97.9%	96.7%
Ryland Homes capture rate	83.3%	82.0%	81.7%	80.7%
Investment operations:
Portfolio average balance	$47.5	$68.6	$52.4	$73.6
(in millions)

Three months ended September 30, 2002, compared to three months ended September 30, 2001

Revenues for the financial services segment increased $0.4 million, or 2.2 percent, for the quarter ended September 30, 2002, compared to the same period in 2001. The increase from the prior year was primarily attributable to a 5.6 percent increase in loan sales volume and higher margins on loan sales, and growth in the title and insurance business, offset by a decrease in the investment portfolio and related interest income. Additionally, the percentage of Ryland homebuyers who chose Ryland Mortgage Company to finance their new-home purchases was 83.3 percent for the third quarter of 2002, compared to 82 percent in the third quarter of 2001.

General and administrative expenses were $5.7 million for the three months ended September 30, 2002, versus $5.2 million for the same period in 2001. The increase of $0.5 million, or 9.6 percent, was primarily due to a rise in incentive compensation and operating expenses resulting from increased origination volume. Interest expense was $0.6 million for the three months ended September 30, 2002, versus $1.2 million for the same period in 2001. The decrease in interest expense was primarily due to a continued decline in the credit facilities used to finance mortgage-backed securities, a decline in average borrowing rates and the termination of the warehouse funding facility.

Nine months ended September 30, 2002, compared to nine months ended September 30, 2001

For the first nine months of 2002, revenues for the financial services segment were $49.3 million, up $5.6 million from $43.7 million for the same period in the prior year. The increase from the prior year was primarily attributable to an 8.6 percent increase in loan sales volume and growth in the title and insurance business, partially offset by decreased interest income due to declining investment portfolio balances.

General and administrative expenses were $15.2 million for the nine months ended September 30, 2002, compared to $15.3 million for the nine months ended September 30, 2001. Interest expense was $2 million for the nine months ended September 30, 2002, compared to $4.6 million for the same period in the prior year. The decrease in interest expense was primarily due to a continued decline in the credit facilities used to finance mortgage-backed securities, a decline in average borrowing rates and the termination of the warehouse funding facility.

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from outside borrowings and internally generated funds. The Company believes that its current sources of cash are sufficient to finance its current requirements.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $490.5 million at September 30, 2002, and December 31, 2001.

In August 2002, the Company renewed its senior unsecured revolving credit facility for a three-year term with an option for a one-year extension. The new agreement is for $300 million with an accordion feature to increase the facility up to $400 million should the Company’s borrowing needs increase. The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital. There were no borrowings under this facility at September 30, 2002, or December 31, 2001. The Company had letters of credit outstanding under this facility totaling $97.6 million at September 30, 2002, and $83.5 million at December 31, 2001. To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At September 30, 2002, such notes payable outstanding amounted to $7 million, compared to $3.3 million at December 31, 2001.

Housing inventories increased to $1,162.8 million at September 30, 2002, from $899.4 million at December 31, 2001. This increase relates to construction activity following higher sold-inventory levels, an increase in models held due to a decrease in model home lease activity and acquisition and development activity required for expansion in the fourth quarter of 2002 and beyond. The increase was primarily funded with cash on hand and internally generated funds.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include repurchase agreement facilities aggregating $80 million and a $35 million revolving credit facility, both of which are used to finance mortgage-backed securities. At September 30, 2002, and December 31, 2001, the

combined borrowings of the financial services segment outstanding under all agreements totaled $46.9 million and $62.1 million, respectively.

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

The Company has not guaranteed the debt of either its financial services segment or limited-purpose financial services subsidiaries.

The Company’s 2002 Shelf Registration, filed on September 27, 2002 with the SEC for up to $250 million of the Company’s debt and equity securities, was declared effective by the SEC on October 7, 2002. The 2002 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, subordinated or convertible debt, preferred stock, preferred stock represented by depository shares, common stock, stock purchase contracts, stock purchase units and warrants to purchase both debt and equity securities. No securities have been issued under the 2002 Shelf Registration and $250 million of capacity remains available.

During the three and nine months ended September 30, 2002, the Company repurchased approximately 1.3 million and 1.8 million shares of its outstanding common stock, at an aggregate cost of approximately $54.7 million and $76.8 million, respectively. As of September 30, 2002, the Company had Board authorization to repurchase up to an additional 1.5 million shares of its common stock. The Company repurchased 115,000 additional shares of its outstanding common stock during the period October 1 through November 7, 2002 at a cost of approximately $4.4 million. The Company’s repurchase program has been funded primarily through internally generated funds.

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

Item 4. CONTROLS AND PROCEDURES

The Company has procedures in place for accumulating and evaluating information which enables it to prepare and file reports with the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002, and no corrective actions with regard to significant deficiencies or weaknesses.

As a result of procedures required by the Sarbanes-Oxley Act, effective with this filing, the Company has formed a committee consisting of key officers, including the chief accounting officer and general counsel, in an effort to formalize and expand the Company’s disclosure controls and procedures to ensure that all information required to be disclosed in the Company’s reports is accumulated and communicated to the individuals responsible for the preparation of the reports and to our principal executive and financial officers in a manner that will allow timely decisions regarding required disclosures.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

The Company is party to various legal proceedings generally incidental to its businesses. Based on evaluations of these matters and discussions with counsel, management believes that liabilities to the Company arising from these matters will not have a material adverse effect on its financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2002.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

	10.9	Revolving Credit Agreement, dated as of August 22, 2002, between The Ryland Group, Inc. and certain financial institutions, and first amendment thereto (filed herewith)

	12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

	25.2	Statement of Eligibility and Qualification on Form T-1 of SunTrust Bank (filed herewith)

	99.1	Certification of Principal Executive Officer (filed herewith)

	99.2	Certification of Principal Financial Officer (filed herewith)

B.	Reports on Form 8-K

The Company filed a current report on Form 8-K, dated August 9, 2002, regarding sworn statements submitted to the SEC by both the Principal Executive Officer and Principal Financial Officer of The Ryland Group, Inc. pursuant to Securities and Exchange Commission Order No. 4-460.

The Company filed a current report on Form 8-K, dated September 5, 2002, regarding an employment agreement (including a Supplemental Executive Retirement Plan), dated as of July 1, 2002, by and between The Ryland Group, Inc. and R. Chad Dreier.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC. Registrant

November 14, 2002 Date	By:	/s/ Gordon A. Milne Gordon A. Milne Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 14, 2002 Date	By:	/s/ David L. Fristoe David L. Fristoe Senior Vice President, Chief Information Officer, Controller and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

I, R. Chad Dreier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Ryland Group, Inc. (“Ryland”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Ryland as of, and for, the periods presented in this quarterly report;

4. Ryland’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Ryland and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Ryland, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Ryland’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Ryland’s other certifying officers and I have disclosed, based on our most recent evaluation, to Ryland’s auditors and the audit committee of Ryland’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Ryland’s ability to record, process, summarize and report financial data and have identified for Ryland’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Ryland’s internal controls; and

6. Ryland’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ R. Chad Dreier R. Chad Dreier Chairman, President and Chief Executive Officer

I, Gordon A. Milne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Ryland Group, Inc. (“Ryland”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Ryland as of, and for, the periods presented in this quarterly report;

4. Ryland’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Ryland and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Ryland, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Ryland’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Ryland’s other certifying officers and I have disclosed, based on our most recent evaluation, to Ryland’s auditors and the audit committee of Ryland’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Ryland’s ability to record, process, summarize and report financial data and have identified for Ryland’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Ryland’s internal controls; and

6. Ryland’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Gordon A. Milne Gordon A. Milne Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

A.    Exhibits

Exhibit No.		Page No.

10.9	Revolving Credit Agreement, dated as of August 22, 2002, between The Ryland Group, Inc. and certain financial institutions, and first amendment thereto (filed herewith)	19-153

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)	154

25.2	Statement of Eligibility and Qualification on Form T-1 of SunTrust Bank (filed herewith)	155-170

99.1	Certification of Principal Executive Officer (filed herewith)	171

99.2	Certification of Principal Financial Officer (filed herewith)	172