Form 10-K
period 2002-12-31
RYLAND GROUP INC
filed 2003-03-18
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8029

THE RYLAND GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-0849948 (I.R.S. Employer Identification No.)

24025 Park Sorrento, Suite 400

Calabasas, California 91302
(Address of principal executive offices)

Registrant’s telephone number, including area code: (818) 223-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, (Par value $1.00 per share)	New York Stock Exchange

Common share purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No☐

The aggregate market value of the common stock of The Ryland Group, Inc. held by non-affiliates of the registrant (26,589,530 shares) at June 30, 2002, was $1,322,829,118.

The number of shares of common stock of The Ryland Group, Inc. outstanding on February 10, 2003, was 25,233,261.

DOCUMENTS INCORPORATED BY REFERENCE

Name of Document	Location in Report

Proxy Statement for the 2003 Annual Meeting of Stockholders	Parts I, III

Annual Report to Shareholders for the Year Ended December 31, 2002	Parts II, III

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

ITEM NO.

PART I

Item 1. Business

With headquarters in Southern California, The Ryland Group, Inc. (“the Company”) is one of the nation’s largest homebuilders and mortgage-finance companies. The Company consists of two business segments: homebuilding and financial services. (Please refer to Note C to the Company’s Consolidated Financial Statements attached hereto as Exhibit 13 for more specific segment information.) Founded as a corporation in 1967, the Company has built more than 200,000 homes during its 35-year history. In addition, Ryland Mortgage Company (“RMC”), founded in 1978, has provided mortgage financing and related services for more than 175,000 homebuyers.

The Company builds homes primarily for first-time buyers, as well as for move-up buyers. Today, Ryland homes are available in 306 communities in 25 markets across the country. The Company’s prices range from $75,000 to over $767,000, with the current average price of a Ryland home being $210,000. Subject to economic conditions, the Company not only plans to expand in its existing markets and enter new markets, but also strives to be one of the largest builders in each of those markets.

The Company’s operations span all significant aspects of the home-buying process—from design, construction and sale, to mortgage origination, title insurance, settlement, escrow and homeowners insurance brokerage services.

Homebuilding

General Ryland markets and builds homes that are constructed on-site in three regions which include 25 of the nation’s strongest housing markets. These three regions are the North, South and West. As of December 31, 2002, the Company operated in the following metropolitan markets:

Region	Major Markets Served

North:	Baltimore, Chicago, Cincinnati, Indianapolis, Minneapolis and Washington, D.C.
South:	Atlanta, Austin, Charleston, Charlotte, Dallas, Greensboro, Greenville, Houston, Jacksonville, Orlando, San Antonio and Tampa
West:	California’s Central Valley, Denver, Phoenix, Riverside/San Bernardino, Sacramento, San Diego and the San Francisco Bay Area

Effective as of January 2003, the Company has a new regional organizational structure. Its Texas operations have been combined with the northern markets forming the North Central and Southeast Regions.

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

Homebuyers are able to customize certain features of their homes by selecting options and upgrades displayed in the Company’s model homes and design centers. These design centers, which are located in most of the Company’s markets, provide a convenient means for homebuyers to select from among numerous options and upgrades. These centers also represent sources of additional revenue and profit for the Company.

The Company designed nearly 300 new homes in 2002, bringing the number of floor plans introduced since 1993 to over 2,400. Architectural services are generally outsourced to increase creativity and to ensure that the Company’s home designs are consistent with local market preferences.

The Company’s operations in each of its homebuilding markets may differ due to a number of market-specific factors. These factors include regional economic conditions and job growth; land availability and local land development; consumer tastes; competition from other homebuilders; and home resale activity. The Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and capital allocation in existing markets.

Land Acquisition and Development As of December 31, 2002, the Company operated in 306 communities in 25 markets across the country. The Company’s objective is to control a portfolio of building lots sufficient to meet anticipated homebuilding requirements for a period of three to four years. The land acquisition process is controlled by a corporate land approval committee, which helps ensure that transactions meet the Company’s standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes. The Company’s direct land acquisition activities include the bulk purchase of finished lots from developers and the purchase of undeveloped, entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

Although control of lot inventory through the use of option contracts minimizes the Company’s investment, such a strategy is not viable in certain markets due to the absence of third-party land developers. In other markets, competitive conditions may prevent the Company from controlling quality lots solely through the use of option contracts. In such situations, the Company may acquire undeveloped, entitled land and/or finished lots on a bulk basis. The Company utilizes the selective development of land to gain access to prime locations, increase margins and position itself as a leader in the area through its influence over a community’s character, layout and amenities.

As of December 31, 2002, the Company had deposits and letters of credit outstanding of $56.0 million in connection with option and land purchase contracts having a total purchase price of $775.0 million. These options and commitments expire at various dates through 2008.

Materials Costs Substantially all materials used in construction are available from a number of sources but may fluctuate in price due to various factors. To increase purchasing efficiencies, the Company not only standardizes certain building materials and products, but also acquires such products through national supply contracts. The Company has, on occasion, experienced shortages of certain materials. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

Production Management and Subcontractors Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive-bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company’s production team, which schedules and coordinates subcontractor work, monitors quality, and ensures compliance with local zoning and building codes. The Company has an integrated financial and homebuilding management information system which assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs, versus construction bids, for each subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

Marketing and Customer Service The Company generally markets its homes to entry-level and move-up buyers, as well as to active adults seeking retirement housing, through targeted product offerings in each of the communities in which it operates. The Company’s marketing strategy is determined during the land acquisition and feasibility stage of a community’s development. Employees and independent real estate brokers sell the Company’s homes, generally by showing furnished models. A new order is reported when a customer’s sales contract is approved, and revenue is recorded from a sale at closing. The Company normally starts construction of a home when a customer has selected a lot and floor plan and has received preliminary mortgage approval. However, construction of homes may begin prior to this in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings.

The Company provides each homeowner with product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years at the time of sale. The Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry.

Financial Services

RMC primarily provides mortgage-related products and services for the Company’s homebuilding customers. In recent years, the Company has repositioned RMC to align its operations with the homebuilding segment by:

•	leveraging this relationship to increase capture rate for its homebuyers’ loans;

•	focusing on mortgage loan originations and improving the efficiency of these activities through cost-reduction initiatives and improved profitability per loan;

•	divesting noncore assets and business lines, including the sale of loan servicing rights; and

•	creating value for Ryland homebuyers through innovative and competitive mortgage programs and related services.

Loan Origination In 2002, RMC’s mortgage origination operations consisted primarily of the Company’s homebuilder loans, which were originated in connection with the sale of the Company’s homes. During the year, mortgage operations originated 10,278 loans, which totaled approximately $1,851.1 million, of which 98.1 percent was for purchases of homes built by the Company and 1.9 percent was for purchases of homes built by others, purchases of existing homes and for the refinancing of existing mortgage loans. In an effort to increase its focus on production of the Company’s homebuilder loans, RMC made the strategic decision to reduce its third-party originations business by exiting certain markets during 1999. The Company has increased its focus by deploying loan officers directly to its homebuilding communities and by utilizing traffic and prospect information generated by its homebuilding sales and marketing staff. RMC’s capture rate of Ryland’s home-buying customers was 82.4 percent in 2002.

The Company arranges various types of mortgage financing, including conventional, Federal Housing Administration (FHA) and Veterans Administration (VA) mortgages with various fixed- and adjustable-rate features. The Company is approved to originate loans that conform to the guidelines established by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA).

Loan Servicing The repositioning of RMC in recent years led to the sale of a majority of its loan servicing portfolio in the first quarter of 1998 and to the sale of its remaining portfolio during 1999. As a result, the Company no longer services loans.

Title and Escrow Services Cornerstone Title Company, a wholly owned subsidiary doing business as Ryland Title Company, provides title services primarily to the Company’s homebuyers. As of December 31, 2002, Cornerstone Title had offices in Arizona, Colorado, Florida, Illinois, Maryland, Minnesota, Ohio, Texas and Virginia. The Company also operates Ryland Escrow, which performs escrow and loan closing functions for the Company’s homebuyers in California. During 2002, Cornerstone Title and Ryland Escrow provided title and escrow services to 95.7 percent of the Company’s homebuyers in the markets in which it operates, or 75.8 percent of the Company’s total homebuyers.

Insurance Brokerage Services Ryland Insurance Services, a wholly owned subsidiary, provides insurance brokerage services primarily to the Company’s homebuyers. As of December 31, 2002, Ryland Insurance Services was licensed to operate in all of the states in which the homebuilding segment operates. During 2002, Ryland Insurance Services provided insurance brokerage services to 46.8 percent of the Company’s homebuyers.

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

Inventory risk can be substantial for homebuilders. The market value of land, building lots and housing inventories fluctuates significantly as a result of changing market and economic conditions. In addition, carrying costs for inventory can be significant, resulting in losses from poorly performing projects or markets. The Company must continuously locate and acquire land not only for expansion into new markets, but also for replacement and expansion of land inventory within current markets. The Company employs various measures, including a land approval process and a continuous review by senior management, designed to control inventory risk. However, it cannot assure that these measures will avoid or eliminate this risk.

Competition

The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. Some of these companies are larger than the Company and have greater financial resources. In addition, a recent increase in the availability of capital and financing has made it easier for homebuilders to expand and enter new markets. This competition could make it more difficult to acquire suitable land at acceptable prices, force an increase in selling incentives or decrease sales. Any of these could have an adverse impact on the Company’s financial performance or results of operations. The Company also competes with other housing alternatives, including existing homes and rental housing. Principal competitive factors in the homebuilding industry are home price, design, quality, reputation, relationship with developers, accessibility of subcontractors, availability and location of lots, and availability of customer financing.

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

RMC is subject to the rules and regulations of HUD, FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans. In addition, there are other federal and state laws and regulations which also affect these activities. These rules and regulations prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. The Company is required to submit audited financial statements annually, and each regulatory entity has its own financial requirements. The Company’s affairs are also subject to examination by these regulatory agencies and by state agencies, at all times, to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, as well as to associated regulations which prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

Employees

At December 31, 2002, the Company employed 2,458 people. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Website Access to Reports

Shareholders, securities analysts and others seeking information about the Company’s business operations and financial performance can receive copies of the 2002 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other publications filed with the Securities and Exchange Commission in Washington, D.C., without charge by contacting the treasurer’s office at (818) 223-7677; by writing to The Ryland Group, Investor Relations, 24025 Park Sorrento, Suite 400, Calabasas, California 91302; or via e-mail at investors@ryland.com. In addition, all filings with the Securities and Exchange Commission, news releases and quarterly earnings announcements, including live audio and replays of the most recent quarterly earnings conference calls, can be accessed free of charge on the Ryland website (www.ryland.com). Ryland makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. To retrieve any of this information, go to www.ryland.com, select “Corporate and Investor Information,” and scroll down the page to “SEC Filings.”

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company:

		Position (date elected to position)
Name	Age	Prior Business Experience

R. Chad Dreier	55	Chairman of the Board of Directors (since 1994), President and Chief Executive Officer of the Company (since 1993)

Mark L. Beisswanger	42	President of the West Region of Ryland Homes (2000); Vice President of the West Region of Ryland Homes (1999–2000); President and CEO of Alpine Capital, L.L.C. (1996–1999)

Robert J. Cunnion III	47	Senior Vice President, Human Resources of the Company (since 1999); Vice President, Human Resources – West Region (1993–1999)

Eric E. Elder	45	Senior Vice President, Marketing of the Company (since 2000); Vice President, Marketing – West Region (1995–1999)

David L. Fristoe	46	Senior Vice President, Controller, Chief Accounting Officer and Chief Information Officer of the Company (since 2000); Vice President, Controller and Chief Accounting Officer of the Company (1999–2000); Vice President, Financial Operations – West Region (1995–1999)

John M. Garrity	56	Senior Vice President of the Company (since 1995); President of the Southeast Region of Ryland Homes (since 1996)

Timothy J. Geckle	50	Senior Vice President, General Counsel and Secretary of the Company (since 1997)

Cathey S. Lowe	49	Senior Vice President, Finance of the Company (2002); Vice President and Treasurer of the Company (2000–2002); Cash Manager, Atlantic Richfield Co. (1994–1999)

Gordon A. Milne	51	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000–2002); Senior Vice President of Finance and Chief Financial Officer of Agrium, Inc. (1996–1999)

Daniel G. Schreiner	45	Senior Vice President of the Company (since 1999); President of Ryland Mortgage Company (since 1998); President of Kaufman and Broad Mortgage Company (1991–1998)

Kipling W. Scott	48	Executive Vice President of the Company (since 2003); Senior Vice President of the Company (1995–2003); President of the North Central Region of Ryland Homes (since 1997)

The Board of Directors elects all officers.

There are no family relationships, arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company’s employment and severance arrangements with certain of its executive officers, see page 11 of the Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The information required by this item is incorporated by reference from the section entitled “Quarterly Financial Data and Common Stock Prices and Dividends,” which appears on page 58 of the Annual Report to Shareholders for the year ended December 31, 2002.

Item 6. Selected Financial Data

The information required by this item is incorporated by reference from the section entitled “Selected Financial Data,” which appears on page 25 of the Annual Report to Shareholders for the year ended December 31, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference from the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which appears on pages 26 through 35 of the Annual Report to Shareholders for the year ended December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Market Risk Summary,” which appears on pages 34 and 35 of the Annual Report to Shareholders for the year ended December 31, 2002.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the sections entitled “Consolidated Financial Statements and Notes to the Consolidated Financial Statements,” which appear on pages 36 through 53 of the Annual Report to Shareholders for the year ended December 31, 2002, and from the section entitled “Quarterly Financial Data and Common Stock Prices and Dividends,” which appears on page 58 of the report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal years ended December 31, 2002 and 2001, there were no disagreements between the Company and its accountants on any matter of accounting principle or financial statement disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information as to the Company’s directors and executive officers is incorporated by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders. Additional information as to the Company’s executive officers is shown under Part I as a separate item.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from pages 6 through 11 of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from pages 3 and 10 of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this item.

Item 14. Controls and Procedures

The Company has procedures in place for accumulating and evaluating information which enable it to prepare and file reports with the Securities and Exchange Commission. An evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002, and no corrective actions with regard to significant deficiencies or weaknesses.

As a result of procedures required by the Sarbanes-Oxley Act of 2002, the Company has formed a committee consisting of key officers, including the chief accounting officer and general counsel, to formalize and expand the Company’s disclosure controls and procedures to ensure that all information required to be disclosed in the Company’s reports is accumulated and communicated to those individuals responsible for the preparation of the reports, and to our principal executive and financial officers, in a manner that will allow timely decisions regarding required disclosures.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.		Financial Statements

			The following consolidated financial statements of The Ryland Group, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

			Consolidated Statements of Earnings – years ended December 31, 2002, 2001 and 2000

			Consolidated Balance Sheets – December 31, 2002 and 2001

			Consolidated Statements of Stockholders’ Equity – years ended December 31, 2002, 2001 and 2000

			Consolidated Statements of Cash Flows – years ended December 31, 2002, 2001 and 2000

			Notes to Consolidated Financial Statements

			Page No.

(a)	2.		Financial Statement Schedule (Filed herewith)

		Schedule II – Valuation and Qualifying Accounts	16

			Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.

(a)   3.     Exhibits

The following exhibits are included with this report or incorporated herein by reference as indicated below:

3.1	Charter of The Ryland Group, Inc., as amended
(Incorporated by reference from Form 10-K for the year ended December 31, 1989)

3.2	Bylaws of The Ryland Group, Inc., as amended
(Incorporated by reference from Form 10-K for the year ended December 31, 1996)

4.1	Rights Agreement, dated as of October 18, 1996, between The Ryland Group, Inc. and ChaseMellon Shareholder Services, L.L.C.
(Incorporated by reference from Form 8-K, filed October 24, 1996)

4.2	Articles Supplementary, dated as of August 31, 1989
(Incorporated by reference from Form 8-K, filed September 12, 1989)

4.3	Senior Subordinated Notes, dated as of June 13, 2001
(Incorporated by reference from Registration Statement on Form S-3, Registration Nos. 333-31034 and 333-58208)

4.4	Senior Notes, dated as of August 16, 2001
(Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-58208)

4.5	Senior Subordinated Notes, dated as of April 13, 1998
(Incorporated by reference from Registration Statement on Form S-3, Registration Nos. 33-50933 and 333-03791)

4.6	Senior Notes, dated as of August 24, 2000
(Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-31034)

10.1	Lease Agreement between The Ryland Group, Inc. and Kilroy Realty Group, dated December 29, 1999
(Incorporated by reference from Form 10-K for the year ended December 31, 1999)

10.2	2002 Equity Incentive Plan of The Ryland Group, Inc.*, as amended
(Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)

10.3	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc.*, as amended
(Incorporated by reference from Form 10-K for the year ended December 31, 2000)

10.4	Amended Credit Agreement, dated as of March 29, 2002, between Ryland Mortgage Company, Associates Funding, Inc. and JP Morgan Chase Bank
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2002)

10.5	Employment Agreement, dated as of July 1, 2002, between The Ryland Group, Inc. and R. Chad Dreier*
(Incorporated by reference from Form 8-K, filed September 5, 2002)

(a)   3.   Exhibits, continued

10.6	Senior Executive Severance Agreement between The Ryland Group, Inc. and the executive officers of the Company*
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

10.7	Amendment and Restatement of the Executive and Director Deferred Compensation Plan, effective March 1, 1998*
(Incorporated by reference from Form 10-K for the year ended December 31, 1999)

10.8	Non-Employee Directors’ Stock Unit Plan between The Ryland Group, Inc. and the Board of Directors, effective January 1, 1998*
(Incorporated by reference from Form 10-K for the year ended December 31, 1997)

10.9	Revolving Credit Agreement, dated as of August 22, 2002, between The Ryland Group, Inc. and certain financial institutions, and the first amendment thereto
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2002)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

13	Excerpt from Annual Report to Shareholders for the year ended December 31, 2002
(Filed herewith)

21	Subsidiaries of the Registrant (Filed herewith)

23	Consent of Ernst & Young LLP, Independent Auditors
(Filed herewith)

24	Power of Attorney
(Filed herewith)

99.1	Certification of Principal Executive Officer
(Filed herewith)

99.2	Certification of Principal Financial Officer
(Filed herewith)

* Management contract or compensatory plan or arrangement

(b) There were no reports on Form 8-K filed during the fourth quarter of 2002.

The Ryland Group, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
 (amounts in thousands)

	Balance	Charged to	Charged	Deductions	Balance at
	at Beginning	Costs and	to Other	and	End of
	of Period	Expenses	Accounts	Transfers	Period

Valuation allowance:
Homebuilding inventories(1)
2002	$7,117	$2,066	$—	$(3,843)	$5,340
2001	10,534	11,250	—	(14,667)	7,117
2000	3,600	11,809	—	(4,875)	10,534

(1)Balances as of December 31, 2002, 2001 and 2000, represent valuation allowances for assets to be disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.

By:

/s/ R. Chad Dreier R. Chad Dreier, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ R. Chad Dreier R. Chad Dreier Chief Executive Officer	March 17, 2003

Principal Financial Officer:

/s/ Gordon A. Milne Gordon A. Milne Chief Financial Officer	March 17, 2003

Principal Accounting Officer:

/s/ David L. Fristoe David L. Fristoe Chief Accounting Officer	March 17, 2003

All members of the Board of Directors: R. Chad Dreier, Leslie M. Frécon, Roland A. Hernandez, William L. Jews, William G. Kagler, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Charlotte St. Martin, Paul J. Varello and John O. Wilson

By:

/s/ Timothy J. Geckle Timothy J. Geckle As Attorney-in-Fact	March 17, 2003

CERTIFICATIONS

I, R. Chad Dreier, certify that:

1. I have reviewed this annual report on Form 10-K of The Ryland Group, Inc. (“Ryland”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Ryland as of, and for, the periods presented in this annual report;

4. Ryland’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Ryland and have:

a) designed such disclosure controls and procedures to ensure that material information relating to Ryland, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of Ryland’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Ryland’s other certifying officers and I have disclosed, based on our most recent evaluation, to Ryland’s auditors and the audit committee of Ryland’s board of directors (or persons performing the equivalent functions):

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

6. Ryland’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ R. Chad Dreier R. Chad Dreier Chairman, President and Chief Executive Officer

I, Gordon A. Milne, certify that:

1. I have reviewed this annual report on Form 10-K of The Ryland Group, Inc. (“Ryland”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Ryland as of, and for, the periods presented in this annual report;

4. Ryland’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Ryland and have:

a) designed such disclosure controls and procedures to ensure that material information relating to Ryland, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of Ryland’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Ryland’s other certifying officers and I have disclosed, based on our most recent evaluation, to Ryland’s auditors and the audit committee of Ryland’s board of directors (or persons performing the equivalent functions):

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

6. Ryland’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gordon A. Milne
Date: March 17, 2003
Gordon A. Milne
Executive Vice President and
Chief Financial Officer

INDEX OF EXHIBITS

12.1	Computation of Ratio of Earnings to Fixed Charges
13	Excerpt from Annual Report to Shareholders for the Year Ended December 31, 2002
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP, Independent Auditors
24	Power of Attorney
99.1	Certification of Principal Executive Officer
99.2	Certification of Principal Financial Officer