Form 10-Q
period 2003-03-31
RYLAND GROUP INC
filed 2003-05-13
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The number of shares of common stock of The Ryland Group, Inc., outstanding on May 8, 2003, was 25,000,825.

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX OF EXHIBITS
EXHIBIT 4.7
EXHIBIT 10.4
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 12.1
EXHIBIT 99.1
EXHIBIT 99.2

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Earnings for the	3
Three Months Ended March 31, 2003 and 2002 (unaudited)
Consolidated Balance Sheets at March 31, 2003	4
(unaudited) and December 31, 2002
Consolidated Statements of Cash Flows for the	5
Three Months Ended March 31, 2003 and 2002 (unaudited)
Notes to Consolidated Financial Statements (unaudited)	6–10
Item 2. Management’s Discussion and Analysis of	11–16
Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About	17
Market Risk
Item 4. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 6. Exhibits and Reports on Form 8-K	19
SIGNATURES	20
CERTIFICATIONS	21–22
INDEX OF EXHIBITS	23

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

THE RYLAND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(in thousands, except share data)

	Three months ended March 31,

	2003	2002

REVENUES
Homebuilding	$641,167	$525,940
Financial services	18,509	13,420

TOTAL REVENUES	659,676	539,360

EXPENSES
Homebuilding
Cost of sales	507,835	421,836
Selling, general and administrative	69,305	58,755
Interest	1,165	2,015

Total homebuilding expenses	578,305	482,606
Financial services
General and administrative	5,615	4,348
Interest	484	720

Total financial services expenses	6,099	5,068
Corporate expenses	11,653	8,770

TOTAL EXPENSES	596,057	496,444
Earnings before taxes	63,619	42,916
Tax expense	25,448	16,952

NET EARNINGS	$38,171	$25,964

NET EARNINGS PER COMMON SHARE
Basic	$1.52	$0.97
Diluted	$1.43	$0.92
AVERAGE COMMON SHARES OUTSTANDING
Basic	25,156,209	26,749,112
Diluted	26,632,814	28,318,346
DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.02

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Homebuilding
Cash and cash equivalents	$161,353	$266,577
Housing inventories
Homes under construction	643,998	575,794
Land under development and improved lots	511,609	524,218

Total inventories	1,155,607	1,100,012
Property, plant and equipment	41,729	40,479
Purchase price in excess of net assets acquired	18,185	18,185
Other	58,051	58,252

	1,434,925	1,483,505

Financial Services
Cash and cash equivalents	2,888	2,868
Mortgage-backed securities and notes receivable	38,678	42,583
Other	29,226	38,163

	70,792	83,614

Other Assets
Net deferred taxes	34,299	36,830
Other	63,066	53,802

TOTAL ASSETS	1,603,082	1,657,751

LIABILITIES
Homebuilding
Accounts payable and other liabilities	256,403	300,168
Long-term debt	490,500	490,500

	746,903	790,668

Financial Services
Accounts payable and other liabilities	16,719	23,718
Short-term notes payable	38,605	43,145

	55,324	66,863

Other Liabilities	99,871	120,141

TOTAL LIABILITIES	902,098	977,672

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized — 80,000,000 shares Issued — 24,892,395 (25,260,343 for 2002)	24,892	25,260
Retained earnings	674,572	653,461
Accumulated other comprehensive income	1,520	1,358

TOTAL STOCKHOLDERS’ EQUITY	700,984	680,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,603,082	$1,657,751

Stockholders’ equity per common share	$28.16	$26.92

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$38,171	$25,964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,758	6,891
Changes in assets and liabilities:
Increase in inventories	(55,595)	(94,327)
Net change in other assets, payables and other liabilities	(69,801)	(56,664)
Tax benefit from exercise of stock options	716	8,257
Other operating activities, net	(368)	(2,208)

Net cash used for operating activities	(79,119)	(112,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(7,861)	(6,539)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	4,086	6,976

Net cash (used for) provided by investing activities	(3,775)	437

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term notes payable	(4,540)	(5,287)
Common stock dividends	(514)	(530)
Common stock repurchases	(21,500)	(9,533)
Proceeds from stock option exercises	768	8,255
Other financing activities, net	3,476	4,932

Net cash used for financing activities	(22,310)	(2,163)

Net decrease in cash and cash equivalents	(105,204)	(113,813)
Cash and cash equivalents at beginning of period	269,445	298,310

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,241	$184,497

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (“the Company”). Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

The consolidated balance sheet as of March 31, 2003, the consolidated statements of earnings for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2003, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2002 annual report to its shareholders.

Assets presented in the financial statements are net of any valuation allowances.

The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the operating results for the full year.

Note 2. Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it builds homes in 25 markets. The Company’s homebuilding segment specializes in the sale and construction of single-family attached and detached housing. The Company’s financial services segment provides loan origination, title, escrow and insurance brokerage services, and maintains a portfolio of mortgage-backed securities and notes receivable. “Corporate” is a non-operating business segment whose sole purpose is to support operations. Certain corporate expenses are allocated to the homebuilding and financial services segments. The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings. The accounting policies of the segments are the same as those described in Note A of the Company’s 2002 annual report.

	Three months ended March 31,

(in thousands)	2003	2002

Revenues
Homebuilding	$641,167	$525,940
Financial services	18,509	13,420

Total	$659,676	$539,360

Pretax earnings
Homebuilding	$62,862	$43,334
Financial services	12,410	8,352
Corporate	(11,653)	(8,770)

Total	$63,619	$42,916

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three months ended March 31,

	2003	2002

Numerator
Numerator for basic and diluted earnings per share — earnings available to common stockholders	$38,171	$25,964
Denominator
Denominator for basic earnings per share — weighted-average shares	25,156,209	26,749,112
Effect of dilutive securities:
Stock options	1,040,711	1,354,782
Equity incentive plan	435,894	214,452

Dilutive potential of common shares	1,476,605	1,569,234
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	26,632,814	28,318,346
Net earnings per common share
Basic	$1.52	$0.97
Diluted	$1.43	$0.92

Note 4. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $38.3 million and $25.9 million for the three months ended March 31, 2003 and 2002, respectively.

Note 5. Inventories

Inventories consist principally of homes under construction, land under development and improved lots. Inventories are stated at the lower of cost or fair value.

The following table is a summary of capitalized interest (in thousands):

	2003	2002

Capitalized interest as of January 1	$40,824	$33,291
Interest capitalized	10,715	9,029
Interest amortized to cost of sales	(6,496)	(6,151)

Capitalized interest as of March 31	$45,043	$36,169

Note 6. Investments in Unconsolidated Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures, based in Atlanta, Dallas, Denver, Orlando, Phoenix and Washington, D.C., are

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

engaged in the development of land. At March 31, 2003 and December 31, 2002, the Company’s investment in unconsolidated joint ventures amounted to $15.3 million and $14.9 million, respectively. The Company’s equity in losses of the unconsolidated joint ventures was $198,000 for the three months ended March 31, 2003, compared to equity in earnings of $33,000 for the same period in 2002. The aggregate assets of the unconsolidated joint ventures in which the Company participated were $63.8 million and $61.0 million at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 and December 31, 2002, the aggregate debt of the unconsolidated joint ventures in which the Company participated was $34.0 million and $31.9 million, respectively. The Company does not guarantee the debt of its unconsolidated joint ventures.

Note 7. Financial Services Short-term Notes Payable

In March 2003, the Company’s financial services segment renewed and extended a revolving credit facility used to finance mortgage investment portfolio securities. The facility, previously $35.0 million, was renewed for $25.0 million. The agreement matures in March 2004, bears interest at market rates and is collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-purpose subsidiaries. Borrowings outstanding under this facility were $20.6 million and $22.8 million at March 31, 2003 and December 31, 2002, respectively.

Note 8. Stock-based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options, and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation,” as amended by SFAS 148. Since stock option awards are granted at prices no less than the fair market value of the shares at the date of grant, no compensation expense is recognized. Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS 123, in the first quarters of 2003 and 2002, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except share data):

	Three months ended March 31,

	2003	2002

Net earnings, as reported	$38,171	$25,964
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,090)	(839)

Pro forma net earnings	$37,081	$25,125

Earnings per share:
Basic — as reported	$1.52	$0.97
Basic — pro forma	1.47	0.94
Diluted — as reported	1.43	0.92
Diluted — pro forma	$1.39	$0.89

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in the first quarters of 2003 and 2002, respectively: a risk-free interest rate of 2.0 percent and 4.2 percent; an expected volatility factor for the market price of the Company’s common stock of 37.4 percent and 36.7 percent; a dividend yield of 0.2 percent; and an expected life of three years. The weighted-average fair values at the grant date for options granted during the three months ended March 31, 2003 and 2002 were $11.77 and $13.66, respectively.

Note 9. Post-retirement Benefits

The Company has a supplemental, non-qualified retirement plan (“the Plan”) which vests over a five-year period beginning January 1, 2003, pursuant to which the Company will pay supplemental pension benefits to a key employee upon retirement. In connection with the Plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the Plan are held by a trust, established as part of the Plan to implement and carry out its provisions and finance its benefits. The trust is the owner and beneficiary of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the Plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At March 31, 2003, the cash surrender value of these contracts was $3.3 million. Net periodic benefit costs for the Company’s Plan for the three months ended March 31, 2003, totaled $596,000, and were comprised of service costs of $552,000 and interest costs of $44,000. The projected benefit obligation at March 31, 2003, of $596,000, was equal to the net liability recognized in the balance sheet at that date. For the period ended March 31, 2003, the weighted-average discount rate used for the Plan was 8.0 percent.

Note 10. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for use in future homebuilding operations. At March 31, 2003, the Company had related deposits and letters of credit outstanding of $57.8 million. At March 31, 2003, the Company had commitments with respect to option contracts with specific performance provisions of approximately $70.6 million, compared to $68.0 million at December 31, 2002.

As an on-site housing producer, the Company is often required to obtain bonds and letters of credit in support of its usual obligations for the completion of contracts. Some municipalities require the Company to issue development bonds or maintain letters of credit to assure completion of public facilities within a project. At March 31, 2003, total development bonds were $284.4 million and total related deposits and letters of credit were $44.1 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, the Company does not expect that any currently outstanding bonds or letters of credit will be called.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In accordance with the provisions of FIN 45, the Company adopted its disclosure provisions on December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

The Company provides its customers with product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. The Company estimates and records warranty liabilities based on historical experience and known risks at the time a home closes. In the case of unexpected claims, these liabilities are based upon identification and

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

quantification of the obligations. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the accruals as necessary.

Changes in the Company’s warranty reserve during the period are as follows (in thousands):

Balance, December 31, 2002	$29,860
Warranties issued	3,177
Settlements made	(4,249)
Changes in liability for pre-existing warranties	1,197

Balance, March 31, 2003	$29,985

Please refer to “Part II, Other Information, Item 1, Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

Note 11. New Accounting Pronouncement

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities and/or entitled to receive a majority of the entity’s residual returns. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not expect the adoption of FIN 46 to have a significant effect on the Company’s financial position or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Note: Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various factors and assumptions that include such risks and uncertainties as: the completion and profitability of sales reported; the market for homes generally and in areas where the Company operates; the availability and cost of land; changes in economic conditions and interest rates; the availability and increases in raw material and labor costs; consumer confidence; government regulations; and general competitive factors, all or each of which may cause actual results to differ materially.

RESULTS OF OPERATIONS

The Company reported consolidated net earnings of $38.2 million, or $1.43 per diluted share, for the first quarter of 2003, compared to consolidated net earnings of $26.0 million, or $0.92 per diluted share, for the first quarter of 2002. This net earnings increase resulted from higher volume, increased profitability and lower interest expense for the homebuilding and financial services operations.

The Company’s revenues reached $659.7 million for the first quarter, up 22.3 percent from $539.4 million for the first quarter of 2002. Both housing and mortgage-banking revenues rose during the first quarter of 2003.

Cash and unused borrowing capacity for the homebuilding segment totaled $382.0 million at March 31, 2003, versus $480.1 million at December 31, 2002, primarily as a result of reduced cash balances. Inventories grew 5.1 percent to $1,155.6 million. Stockholders’ equity increased 3.1 percent, or $20.9 million, during the first quarter of 2003. Long-term-debt-to-capital ratio was down to 41.2 percent at March 31, 2003, from 41.9 percent at December 31, 2002.

HOMEBUILDING

New orders increased 13.4 percent during the first quarter of 2003, compared to the same period in the prior year. The number of active communities at March 31, 2003 rose 13.4 percent from March 31, 2002. New orders for the year increased 1.3 percent in the North, 9.8 percent in Texas, 18.2 percent in the Southeast and 33.7 percent in the West.

	North	Texas	Southeast	West	Total

For the three months ended March 31,
New orders (units)
2003	1,181	1,011	1,250	818	4,260
2002	1,166	921	1,058	612	3,757
Closings (units)
2003	961	629	810	550	2,950
2002	867	588	716	330	2,501
Average closing price (in thousands)
2003	$249	$159	$201	$249	$217
2002	$228	$155	$194	$282	$208

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	North	Texas	Southeast	West	Total

Outstanding contracts at March 31,
Units
2003	1,966	1,341	2,231	1,140	6,678
2002	1,936	1,404	1,811	682	5,833
Dollars (in millions)
2003	$498	$214	$470	$315	$1,497
2002	$442	$215	$357	$185	$1,199
Average price (in thousands)
2003	$253	$159	$211	$276	$224
2002	$228	$153	$197	$271	$206

At March 31, 2003, the Company had outstanding contracts for 6,678 units, representing a 14.5 percent increase over the quarter ended March 31, 2002. Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at March 31, 2003, was $1,497.1 million, an increase of 24.9 percent from March 31, 2002, due, in part, to an 8.7 percent increase in average price.

Results of operations for the homebuilding segment are summarized as follows (in thousands):

	2003	2002

Revenues	$641,167	$525,940

Gross profit	133,332	104,104
Selling, general and administrative expenses	69,305	58,755
Interest expense	1,165	2,015

Homebuilding pretax earnings	$62,862	$43,334

The homebuilding segment reported pretax earnings of $62.9 million for the first quarter of 2003, compared to $43.3 million for the same period in the prior year. Homebuilding results for the first quarter of 2003 increased from 2002 primarily due to higher average closing prices, gross profit margins and closing volume.

Homebuilding revenues increased 21.9 percent for the first quarter of 2003, compared to 2002, due to an 18.0 percent increase in closings and a 4.3 percent increase in average closing price. The increase in closings in the first quarter of 2003 was due to a higher backlog at the beginning of the year and a 13.4 percent increase in new home orders during the same period.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the first quarter of 2003. Homebuilding results for the three months ended March 31, 2003 and 2002, respectively, included pretax gains of $497,000 and $1.0 million.

Gross profit margins from home sales averaged 20.8 percent for the first quarter of 2003, a 100-basis point increase from 19.8 percent for the first quarter of 2002. This improvement was primarily due to both sales prices increasing at a greater rate than costs and a decrease in direct construction costs, which resulted from cost-saving initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Selling, general and administrative expenses, as a percentage of revenue, were 10.8 percent for the three months ended March 31, 2003, compared to 11.2 percent for the same period in the prior year. This decrease was primarily due to additional volume efficiencies in the West Region.

Interest expense decreased $850,000 to $1.2 million in the first quarter of 2003, compared to 2002. This decrease was primarily attributable to a rise in capitalized interest, which resulted from increased development activity in a greater number of new communities.

FINANCIAL SERVICES

The financial services segment reported pretax earnings of $12.4 million for the three months ended March 31, 2003, compared to $8.4 million for the same period in 2002. The increase for the first quarter over the same period in the prior year was primarily attributable to loan originations and sales volume increasing at a greater rate than general and administrative expenses, as well as to heightened profitability which resulted from the recent interest rate environment.

Results of operations of the Company’s financial services segment are summarized as follows (in thousands):

	Three months ended March 31,

	2003	2002
Revenues
Net gains on sales of mortgages and mortgage servicing rights	$11,553	$8,654
Title/escrow/insurance	3,637	2,599
Net origination fees	1,755	178
Interest
Mortgage-backed securities and notes receivable	1,263	1,758
Other	244	227

Total interest	1,507	1,985
Other	57	4

Total revenues	18,509	13,420
Expenses
General and administrative	5,615	4,348
Interest	484	720

Total expenses	6,099	5,068

Pretax earnings	$12,410	$8,352

Originations (units)	2,423	1,929
Ryland Homes origination capture rate	85.2%	79.6%
Mortgage-backed securities and notes receivable average balance	$38,728	$57,027

Revenues for the financial services segment increased 38.1 percent to $18.5 million for the first three months of 2003, compared to the same period in the prior year, due to a 31.6 percent increase in loan sales volume, a 31.8 percent increase in the aggregate dollar value of originations, as well as higher margins from loan sales. General and administrative expenses were $5.6 million for the three months ended March 31, 2003, versus $4.3 million for the same period in 2002. Interest expense decreased 28.6 percent

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

for the three months ended March 31, 2003, compared to the same period in 2002. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, as well as to a decline in average borrowing rates.

The number of mortgage originations rose by 25.6 percent during the first quarter of 2003 primarily due to an increase in the number of homebuilder closings, as well as to an increase in the capture rate of mortgages originated for customers of the homebuilding segment to 85.2 percent from 79.6 percent in the first quarter of 2002.

Pretax earnings from investment operations were $366,000 for the first three months of 2003, compared to $651,000 for the same period in 2002, as a result of a declining portfolio due to refinancing activity, partially offset by lower interest rates on underlying debt.

CORPORATE

Corporate expenses were $11.7 million and $8.8 million for the three months ended March 31, 2003 and 2002, respectively. The rise in corporate expenses was due to increased incentive compensation, which was related to an improvement in the Company’s financial results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

In the three months ended March 31, 2003 and 2002, the Company used cash of $105.2 million and $113.8 million, respectively. Net earnings generated $38.2 million and $26.0 million during the first quarter of 2003 and 2002, respectively. Cash was invested principally to grow inventory by $55.6 million and $94.3 million, to reduce outstanding payables by $71.0 million and $61.9 million and to repurchase stock of $21.5 million and $9.5 million, during the three-month period ended March 31, 2003 and 2002, respectively.

Housing inventories increased to $1,155.6 million at March 31, 2003, from $1,100.0 million at December 31, 2002, primarily in support of a significantly higher backlog.

During the first quarter of 2003, the Company repurchased 519,300 shares of its outstanding common stock. At March 31, 2003, the Company had authorization from its Board of Directors to repurchase up to an additional 1.4 million shares of its outstanding common stock. The Company repurchased 55,500 additional shares of its outstanding common stock during the period April 1 through May 5, 2003, at a cost of approximately $2.8 million.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $490.5 million at March 31, 2003 and December 31, 2002.

The Company uses its $300.0 million unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. The agreement has an accordion feature to increase the facility to $400.0 million. There were no outstanding borrowings under this facility at March 31, 2003 or December 31, 2002. The Company had letters of credit outstanding under this facility which totaled $79.4 million at March 31, 2003, and $86.4 million at December 31, 2002.

To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At March 31, 2003, such notes payable outstanding amounted to $5.4 million, compared to $3.8 million at December 31, 2002.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include repurchase agreement facilities aggregating $80.0 million and a $25.0 million revolving credit facility, both of which are used to finance mortgage-backed securities. At March 31, 2003 and December 31, 2002, the combined borrowings of the financial services segment, outstanding under all agreements, were $38.6 million and $43.1 million, respectively.

Although the Company’s limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues, expenses and portfolio balances continue to decline as mortgage collateral pledged to secure the bonds decreases due to scheduled payments, prepayments and exercises of early redemption provisions. The source of cash for the bond payments was cash received from mortgage loans, notes receivable and mortgage-backed securities.

The Ryland Group, Inc. has not guaranteed the debt of either its financial services segment or its limited-purpose subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In 2002, the Company filed a Shelf Registration Statement with the U.S. Securities and Exchange Commission (SEC) for up to $250.0 million of the Company’s debt and equity securities. At March 31, 2003, no securities had been issued under the 2002 Shelf Registration Statement. The timing and amount of future offerings, if any, will depend on market and general business conditions.

The Company believes that its available borrowing capacity at March 31, 2003, and anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There have been no changes to the Company’s critical accounting policies from December 31, 2002. For information regarding the Company’s critical accounting policies, refer to The Ryland Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in the Company’s market risk from December 31, 2002. For information regarding the Company’s market risk, refer to The Ryland Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

The Company has procedures in place for accumulating and evaluating information, which enable it to prepare and file reports with the Securities and Exchange Commission. An evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003, and no corrective actions with regard to significant deficiencies or weaknesses.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on April 23, 2003. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934 to elect directors of the Company for the ensuing year; approve The Performance Award Program under The Ryland Group, Inc. 2002 Equity Incentive Plan and The Ryland Group, Inc. Senior Executive Performance Plan; and amend the TRG Incentive Plan.

Proxies representing 23,594,450 shares of stock eligible to vote at the meeting, or 93.5 percent of the outstanding shares, were voted.

The ten incumbent directors nominated by the Company were reelected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld

R. Chad Dreier	22,812,422	782,028
Leslie M. Frecon	23,415,045	179,405
Roland A. Hernandez	23,415,945	178,505
William L. Jews	22,765,423	829,027
Ned Mansour	23,415,745	178,705
Robert E. Mellor	22,767,482	826,968
Norman J. Metcalfe	22,768,006	826,444
Charlotte St. Martin	22,767,546	826,904
Paul J. Varello	23,416,245	178,205
John O. Wilson	23,413,484	180,966

The Ryland Group, Inc. Senior Executive Performance Plan was approved by 90.9 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain

21,444,038	2,090,282	60,130

The Amendment to the TRG Incentive Plan was approved by 89.5 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain

21,124,029	2,406,631	63,790

The Performance Award Program under The Ryland Group, Inc. 2002 Equity Incentive Plan was approved by 89.9 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain

21,212,215	2,321,343	60,892

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.     Exhibits

4.7	Amendment to Rights Agreement, dated as of February 25, 2001, between The Ryland Group, Inc. and Mellon Investor Services LLC (Filed herewith)

10.4	Amended Credit Agreement, dated as of March 29, 2003, between Ryland Mortgage Company; Associates Funding, Inc. and JPMorgan Chase Bank (Filed herewith)

10.10	Amendment of the TRG Incentive Plan, effective January 1, 2003* (Filed herewith)

10.11	The Ryland Group, Inc. Performance Award Program, effective July 1, 2002* (Filed herewith)

10.12	The Ryland Group, Inc. Senior Executive Performance Plan* (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

99.1	Certification of Principal Executive Officer (Filed herewith)

99.2	Certification of Principal Financial Officer (Filed herewith)

* Management contract or compensatory plan or arrangement.

     B.     Reports on Form 8-K

On April 2, 2003, the Company filed a Current Report on Form 8-K (Items 9 and 12) which included Regulation FD disclosure in connection with the Company’s announcement of preliminary unit net new orders for the three months ended March 31, 2003.

On April 23, 2003, the Company filed a Current Report on Form 8-K (Items 9 and 12) which included Regulation FD disclosure in connection with the Company’s announcement of financial results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC. Registrant

May 13, 2003 Date	By: /s/ Gordon A. Milne Gordon A. Milne Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 13, 2003 Date	By: /s/ David L. Fristoe David L. Fristoe Senior Vice President, Chief Information Officer, Controller and Chief Accounting Officer (Principal Accounting Officer)

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

Date: May 13, 2003	/s/ R. Chad Dreier R. Chad Dreier Chairman, President and Chief Executive Officer

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

Date: May 13, 2003	/s/ Gordon A. Milne Gordon A. Milne Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

     A.     Exhibits

Exhibit No.

4.7	Amendment to Rights Agreement, dated as of February 25, 2001, between The Ryland Group, Inc. and Mellon Investor Services LLC (Filed herewith)

10.4	Amended Credit Agreement, dated as of March 29, 2003, between Ryland Mortgage Company; Associates Funding, Inc. and JPMorgan Chase Bank (Filed herewith)

10.10	Amendment of the TRG Incentive Plan, effective January 1, 2003* (Filed herewith)

10.11	The Ryland Group, Inc. Performance Award Program, effective July 1, 2002* (Filed herewith)

10.12	The Ryland Group, Inc. Senior Executive Performance Plan* (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

99.1	Certification of Principal Executive Officer (Filed herewith)

99.2	Certification of Principal Financial Officer (Filed herewith)

* Management contract or compensatory plan or arrangement.