Form 10-Q
period 2003-06-30
RYLAND GROUP INC
filed 2003-08-13
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on August 5, 2003, was 24,870,923.

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
THE RYLAND GROUP, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX OF EXHIBITS
EXHIBIT 10.9.1
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)	3
	Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6–12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURES		23
INDEX OF EXHIBITS		24

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

THE RYLAND GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

REVENUES
Homebuilding	$816,168	$658,304	$1,457,335	$1,184,244
Financial services	23,863	17,072	42,372	30,492

TOTAL REVENUES	840,031	675,376	1,499,707	1,214,736

EXPENSES
Homebuilding
Cost of sales	639,170	516,188	1,147,005	938,024
Selling, general and administrative	87,885	68,973	157,190	127,728
Interest	2,236	1,262	3,401	3,277

Total homebuilding expenses	729,291	586,423	1,307,596	1,069,029
Financial services
General and administrative	5,876	5,097	11,491	9,445
Interest	320	669	804	1,389

Total financial services expenses	6,196	5,766	12,295	10,834
Corporate expenses	14,472	8,319	26,125	17,089

TOTAL EXPENSES	749,959	600,508	1,346,016	1,096,952
Earnings before taxes	90,072	74,868	153,691	117,784
Tax expense	36,028	30,162	61,476	47,114

NET EARNINGS	$54,044	$44,706	$92,215	$70,670

NET EARNINGS PER COMMON SHARE
Basic	$2.17	$1.65	$3.68	$2.63
Diluted	$2.03	$1.56	$3.46	$2.48
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,961,543	27,103,278	25,058,679	26,925,588
Diluted	26,599,952	28,643,968	26,635,256	28,477,835
DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.02	$0.04	$0.04

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Homebuilding
Cash and cash equivalents	$312,144	$266,577
Housing inventories
Homes under construction	731,470	575,794
Land under development and improved lots	508,766	524,218
Consolidated inventory not owned	7,439	—

Total inventories	1,247,675	1,100,012
Property, plant and equipment	42,174	40,479
Purchase price in excess of net assets acquired	18,185	18,185
Other	58,288	58,252

	1,678,466	1,483,505

Financial Services
Cash and cash equivalents	3,363	2,868
Mortgage-backed securities and notes receivable	34,335	42,583
Other	38,994	38,163

	76,692	83,614

Other Assets
Net deferred taxes	39,284	36,830
Other	71,816	53,802

TOTAL ASSETS	1,866,258	1,657,751

LIABILITIES
Homebuilding
Accounts payable and other liabilities	312,821	300,168
Long-term debt	640,500	490,500
Liabilities associated with consolidated inventory not owned	2,062	—

	955,383	790,668

Financial Services
Accounts payable and other liabilities	22,095	23,718
Short-term notes payable	34,242	43,145

	56,337	66,863

Other Liabilities	110,995	120,141

TOTAL LIABILITIES	1,122,715	977,672

Minority Interest in Consolidated Inventory Not Owned	4,072	—

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized - 80,000,000 shares
Issued - 24,876,787 (25,260,343 for 2002)	24,877	25,260
Retained earnings	713,092	653,461
Accumulated other comprehensive income	1,502	1,358

TOTAL STOCKHOLDERS’ EQUITY	739,471	680,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,866,258	$1,657,751

Stockholders’ equity per common share	$29.73	$26.92

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six months ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$92,215	$70,670
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,542	14,288
Changes in assets and liabilities:
Increase in inventories	(141,029)	(188,109)
Net change in other assets, payables and other liabilities	(22,349)	(20,014)
Tax benefit from exercise of stock options	8,294	11,122
Other operating activities, net	969	3,240

Net cash used for operating activities	(45,358)	(108,803)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(16,713)	(18,111)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	8,364	12,742

Net cash used for investing activities	(8,349)	(5,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	150,000	—
Decrease in short-term notes payable	(8,903)	(9,875)
Common stock dividends	(1,018)	(1,076)
Common stock repurchases	(53,979)	(22,123)
Proceeds from stock option exercises	8,132	10,241
Other financing activities, net	5,537	3,718

Net cash provided by (used for) financing activities	99,769	(19,115)

Net increase (decrease) in cash and cash equivalents	46,062	(133,287)
Cash and cash equivalents at beginning of period	269,445	298,310

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$315,507	$165,023

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Consolidated inventory not owned	$6,134	$—

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (“the Company”), and other entities in which the Company is the primary beneficiary (see Note 12). Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

The consolidated balance sheet as of June 30, 2003, the consolidated statements of earnings for the three and six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2003, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2002 annual report to its shareholders.

Assets presented in the financial statements are net of any valuation allowances.

The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the operating results for the year ended December 31, 2003.

Note 2. Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it builds homes in 26 markets. The Company’s homebuilding segment specializes in the sale and construction of single-family attached and detached housing. The Company’s financial services segment provides loan origination; title, escrow and insurance brokerage services; and maintains a portfolio of mortgage-backed securities and notes receivable. “Corporate” is a non operating business segment whose sole purpose is to support operations. Certain corporate expenses are allocated to the homebuilding and financial services segments. The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings. The accounting policies of the segments are the same as those described in Note A of the Company’s 2002 annual report.

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2003	2002	2003	2002

Revenues
Homebuilding	$816,168	$658,304	$1,457,335	$1,184,244
Financial services	23,863	17,072	42,372	30,492

Total	$840,031	$675,376	$1,499,707	$1,214,736

Earnings before taxes
Homebuilding	$86,877	$71,881	$149,739	$115,215
Financial services	17,667	11,306	30,077	19,658
Corporate	(14,472)	(8,319)	(26,125)	(17,089)

Total	$90,072	$74,868	$153,691	$117,784

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Numerator
Numerator for basic and diluted earnings per share — earnings available to common stockholders	$54,044	$44,706	$92,215	$70,670
Denominator
Denominator for basic earnings per share — weighted-average shares	24,961,543	27,103,278	25,058,679	26,925,588
Effect of dilutive securities:
Stock options	1,303,098	1,323,590	1,190,779	1,336,281
Equity incentive plan	335,311	217,100	385,798	215,966

Dilutive potential of common shares	1,638,409	1,540,690	1,576,577	1,552,247
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	26,599,952	28,643,968	26,635,256	28,477,835
Net earnings per common share
Basic	$2.17	$1.65	$3.68	$2.63
Diluted	$2.03	$1.56	$3.46	$2.48

Note 4. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $54.0 million and $44.7 million for the three months ended June 30, 2003 and 2002, respectively. Comprehensive income for the six months ended June 30, 2003 and 2002 was $92.4 million and $70.6 million, respectively.

Note 5. Inventories

Inventories consist principally of homes under construction, land under development and improved lots. Inventories are stated at the lower of cost or fair value.

The following table is a summary of capitalized interest (in thousands):

	2003	2002

Capitalized interest as of January 1	$40,824	$33,291
Interest capitalized	20,909	19,261
Interest amortized to cost of sales	(15,608)	(12,794)

Capitalized interest as of June 30	$46,125	$39,758

Note 6. Investments in Unconsolidated Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures, based in Atlanta, Dallas, Denver, Orlando, Phoenix and Washington, D.C., are

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

engaged in the development of land. At June 30, 2003 and December 31, 2002, the Company’s investment in its unconsolidated joint ventures amounted to $14.0 million and $14.9 million, respectively. The Company’s equity in earnings (losses) of the unconsolidated joint ventures was $39,000 and ($159,000) for the three- and six-month periods ended June 30, 2003, compared to equity in earnings of $2.7 million and $2.8 million for the same periods ended June 30, 2002, respectively. The aggregate assets of the unconsolidated joint ventures in which the Company participated were $57.3 million and $61.0 million at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003 and December 31, 2002, the aggregate debt of the unconsolidated joint ventures in which the Company participated was $26.6 million and $31.9 million, respectively. The Company does not guarantee the debt of its unconsolidated joint ventures.

Note 7. Financial Services Short-term Notes Payable

In March 2003, the Company’s financial services segment renewed and extended a revolving credit facility used to finance mortgage investment portfolio securities. The facility, previously $35.0 million, was renewed for $25.0 million. The agreement matures in March 2004, bears interest at market rates and is collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-purpose subsidiaries. Borrowings outstanding under this facility were $18.7 million and $22.8 million at June 30, 2003 and December 31, 2002, respectively.

Note 8. Long-term Debt

In June 2003, the Company issued $150.0 million of 5.38 percent senior notes, which pay interest semiannually and will mature on June 1, 2008. In July 2003, the net proceeds from this offering were used to redeem all of the $100.0 million aggregate principal from the Company’s 8.25 percent senior subordinated notes due April 1, 2008. The remaining proceeds will be used for general corporate purposes.

Note 9. Postretirement Benefits

The Company has a supplemental, nonqualified retirement plan (“the Plan”) which vests over a five-year period beginning January 1, 2003, pursuant to which the Company will pay supplemental pension benefits to a key employee upon retirement. In connection with the Plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the Plan are held by a trust, established as part of the Plan to implement and carry out its provisions and finance its benefits. The trust is the owner and beneficiary of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the Plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At June 30, 2003, the cash surrender value of these contracts was $3.7 million. The net periodic benefit cost for the Plan for the three months ended June 30, 2003, which included service costs of $709,000 and interest costs of $57,000, totaled $766,000. For the six months ended June 30, 2003, the net periodic benefit cost was $1.4 million and included service costs of $1.3 million and interest costs of $101,000. The $1.4 million projected benefit obligation at June 30, 2003 was equal to the net liability recognized in the balance sheet at that date. For the six-month period ended June 30, 2003, the weighted-average discount rate used for the Plan was 8.0 percent.

Note 10. Stock-based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options, and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation,” as amended by Statement of Financial Accounting Standards No. 148. Since stock option awards are

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

granted at prices no less than the fair market value of the shares at the date of grant, no compensation expense is recognized. Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s net earnings and earnings per share in the first six months of 2003 and 2002, would have been reduced to the pro forma amounts indicated in the following table (in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net earnings, as reported	$54,044	$44,706	$92,215	$70,670
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,143)	(1,141)	(2,233)	(1,980)

Pro forma net earnings	$52,901	$43,565	$89,982	$68,690

Earnings per share:
Basic — as reported	$2.17	$1.65	$3.68	$2.63
Basic — pro forma	2.12	1.61	3.59	2.55
Diluted — as reported	2.03	1.56	3.46	2.48
Diluted — pro forma	$1.99	$1.52	$3.38	$2.41

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants during the first six months of 2003 and 2002, respectively: a risk-free interest rate of 2.0 percent and 4.2 percent; an expected volatility factor for the market price of the Company’s common stock of 37.4 percent and 36.7 percent; a dividend yield of 0.2 percent; and an expected life of three years. The weighted-average fair values at the grant date for options granted during the six months ended June 30, 2003 and 2002, were $11.83 and $13.66, respectively.

Note 11. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for use in future homebuilding operations. At June 30, 2003, the Company had related deposits and letters of credit outstanding of $65.5 million for land options and land purchase contacts having a total purchase price of $1,084.3 million. At June 30, 2003, the Company had commitments with respect to option contracts containing specific performance provisions of approximately $70.6 million, compared to $68.0 million at December 31, 2002.

As an on-site housing producer, the Company is often required to obtain bonds and letters of credit in support of its contractual obligations. Some municipalities require the Company to obtain development bonds or letters of credit to assure completion of public facilities within a project. At June 30, 2003, total development bonds were $288.7 million and total related deposits and letters of credit were $49.4 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, the Company does not expect that any currently outstanding bonds or letters of credit will be called.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company provides its customers with product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. The Company estimates and records warranty liabilities based on historical experience and known risks at the time a home closes. In the case of unexpected claims, these liabilities are based upon identification and quantification of the obligations. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the accruals as necessary.

Changes in the Company’s warranty reserve during the period are as follows (in thousands):

Balance, December 31, 2002	$29,860
Warranties issued	8,227
Settlements made	(8,138)
Changes in liability for pre-existing warranties	3,296

Balance, June 30, 2003	$33,245

Please refer to “Part II, Other Information, Item 1. Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

Note 12. New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest and is not the primary beneficiary.

The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. For VIEs created before January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003, (the Company’s quarter ending September 30, 2003). Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.

As mentioned in Note 6, the Company routinely enters into joint ventures for the purpose of developing land. The Company’s investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. In the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company will fund stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts result in the creation of a variable interest with a VIE holding the land parcel under option.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Using the framework outlined in FIN 46, the Company evaluated both the joint venture agreement and option contracts entered into after January 31, 2003. The Company’s investment in a new unconsolidated joint venture was not deemed to be a variable interest in a VIE and, therefore, was not required to be consolidated. Based on its evaluation, the Company determined that, in certain cases, it had the primary variable interest in the VIEs subject to the lot option contracts. While the Company did not have legal title to or guarantee the seller’s debt associated with the optioned land, under FIN 46 it had the primary variable interest and was required to consolidate the VIE’s assets under option at fair value. The effect of the consolidation was an increase of $7.4 million to consolidated inventory not owned with a $2.1 million increase to liabilities associated with consolidated inventory not owned in the Company’s June 30, 2003, consolidated balance sheet. The equity interests of the VIEs not owned by the Company are reported as minority interest in the accompanying financial statements. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $1.3 million of its related option deposits, which are included in consolidated inventory not owned. At June 30, 2003, the Company had cash deposits of $1.3 million, representing our maximum exposure to loss, relating to lot option contracts that were consolidated.

At June 30, 2003, the Company’s maximum exposure to loss, with regard to unconsolidated partnerships, was its recorded investment in these partnerships, which totaled $14.0 million. Additionally, at June 30, 2003, the Company had cash deposits and/or letters of credit of $7.8 million associated with lot option purchase contracts with an aggregate purchase price of $242.3 million relating to VIEs in which it did not have the VIE’s primary variable interest.

The Company is currently in the process of evaluating its remaining investments in unconsolidated joint ventures and option contracts that may be deemed VIEs under the auspices of FIN 46 and does not expect the full adoption of FIN 46 to have a material impact on its financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003. Management does not believe that the implementation of SFAS 149 will have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the start of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Management does not believe that the implementation of SFAS 150 will have a material impact on the Company’s financial condition or results of operations.

Note 13. Subsequent Events

In July 2003, the Company redeemed the $100.0 million aggregate principal of its 8.25 percent senior subordinated notes due April 1, 2008, at a stated call price of 104.125 percent of the principal amount. As a result, the Company will recognize a loss on the early extinguishment of debt in the amount of $5.1 million in the third quarter of 2003.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, in July 2003, the Company amended its unsecured revolving credit facility, which is used to finance increases in its homebuilding inventory and working capital. The amendment increased the facility’s borrowing capacity to $400.0 million from $300.0 million per the terms of the original agreement. Borrowings under this agreement bear interest at variable short-term rates. There were no outstanding borrowings under this agreement at June 30, 2003 or December 31, 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various factors and assumptions that include such risks and uncertainties as the completion and profitability of sales reported; the market for homes generally and in areas where the Company operates; the availability and cost of land; changes in economic conditions and interest rates; the availability and increases in raw material and labor costs; consumer confidence; government regulations; and general competitive factors, all or each of which may cause actual results to differ materially.

RESULTS OF OPERATIONS

Three months ended June 30, 2003, compared to three months ended June 30, 2002

The Company reported consolidated net earnings of $54.0 million, or $2.03 per diluted share, for the second quarter of 2003, compared to consolidated net earnings of $44.7 million, or $1.56 per diluted share, for the second quarter of 2002. This net earnings increase resulted from higher volume and increased profitability for the homebuilding and financial services operations.

The Company’s revenues reached $840.0 million for the second quarter of 2003, up 24.4 percent from $675.4 million for the second quarter of 2002. Both housing and mortgage-banking revenues rose during the second quarter of 2003.

Six months ended June 30, 2003, compared to six months ended June 30, 2002

The Company reported consolidated net earnings of $92.2 million, or $3.46 per diluted share, for the first six months of 2003, compared to consolidated net earnings of $70.7 million, or $2.48 per diluted share, for the six months ended June 30, 2002. This net earnings increase resulted from higher volume and increased profitability for our homebuilding and financial services operations.

The Company’s revenues reached $1,499.7 million for the six months ended June 30, 2003, up 23.5 percent from $1,214.7 million for the same period in 2002. Both housing and mortgage-banking revenues rose during the first six months of 2003.

Cash and unused borrowing capacity for the homebuilding segment totaled $528.2 million at June 30, 2003, versus $480.1 million at December 31, 2002, primarily as a result of the issuance of $150.0 million of 5.38 percent senior notes in June 2003 prior to the redemption of the 8.25 percent senior subordinated notes. Consolidated inventories owned by the Company which includes homes under construction and land under development and improved lots, grew 12.7 percent to $1,240.2 million. Stockholders’ equity increased 8.7 percent, or $59.4 million, during the first six months of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

HOMEBUILDING

New orders rose 21.2 percent and 17.3 percent during the second quarter and first six months of 2003, respectively, compared to the same periods in the prior year. The number of active communities at June 30, 2003, was 330, an increase of 11.9 percent from June 30, 2002. New orders for the three months ended June 30, 2003, increased 25.0 percent in the North, 8.3 percent in Texas, 22.5 percent in the Southeast and 30.1 percent in the West.

	North	Texas	Southeast	West	Total

For the three months ended June 30,
New Orders (units)
2003	1,282	1,016	1,396	963	4,657
2002	1,026	938	1,139	740	3,843

Closings (units)
2003	1,161	834	956	688	3,639
2002	1,026	794	912	453	3,185

Average Closing Price (in thousands)
2003	$256	$157	$205	$269	$223
2002	$223	$153	$193	$268	$204

For the six months ended June 30,
New Orders (units)
2003	2,463	2,027	2,646	1,781	8,917
2002	2,192	1,859	2,197	1,352	7,600

Closings (units)
2003	2,122	1,463	1,766	1,238	6,589
2002	1,893	1,382	1,628	783	5,686

Average Closing Price (in thousands)
2003	$253	$158	$203	$260	$220
2002	$226	$154	$194	$274	$206

Outstanding Contracts at June 30,
Units
2003	2,087	1,523	2,671	1,415	7,696
2002	1,936	1,548	2,038	969	6,491

Dollars (in millions)
2003	$543	$247	$569	$393	$1,752
2002	$458	$242	$410	$281	$1,391

Average Price (in thousands)
2003	$260	$162	$213	$278	$228
2002	$236	$157	$201	$290	$214

At June 30, 2003, the Company had outstanding contracts for 7,696 units, representing an 18.6 percent increase over the quarter ended June 30, 2002. Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at June 30, 2003, was $1,752.0 million, an increase of 26.0 percent from June 30, 2002, due, in part, to a 6.5 percent increase in average price.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of operations for the homebuilding segment are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$816,168	$658,304	$1,457,335	$1,184,244

Gross profit	176,998	142,116	310,330	246,220
Selling, general and administrative expenses	87,885	68,973	157,190	127,728
Interest expense	2,236	1,262	3,401	3,277

Homebuilding pretax earnings	$86,877	$71,881	$149,739	$115,215

Three months ended June 30, 2003, compared to three months ended June 30, 2002

The homebuilding segment reported pretax earnings of $86.9 million for the second quarter of 2003, compared to $71.9 million for the same period in the prior year. Homebuilding results for the second quarter of 2003 rose from 2002 primarily due to increases in closing volume and average closing prices.

Homebuilding revenues increased $157.9 million for the second quarter of 2003, compared to 2002, due to a 14.3 percent increase in closings and a 9.3 percent increase in average closing price. The increase in closings in the second quarter of 2003 was due to a higher backlog at March 31, 2003 and a 21.2 percent increase in new home orders during the three months ended June 30, 2003.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the second quarter of 2003. Homebuilding results for the three months ended June 30, 2003 and 2002, respectively, included pretax gains of $524,000 and $1.5 million from these land sales.

Gross profit margins from home sales averaged 21.8 percent for the second quarter of 2003, compared to 21.7 percent for the second quarter of 2002.

Selling, general and administrative expenses, as a percentage of revenue, were 10.8 percent for the three months ended June 30, 2003, compared to 10.5 percent for the same period in the prior year. This increase was primarily due to increased incentive compensation for operations personnel, which was related to heightened earnings as well as to an increase in insurance and litigation settlement costs.

Interest expense increased $974,000 to $2.2 million in the second quarter of 2003, compared to 2002. This increase was primarily attributable to the issuance of $150.0 million of 5.38 percent senior notes in June 2003 prior to the redemption of the 8.25 percent senior subordinated notes.

Six months ended June 30, 2003, compared to six months ended June 30, 2002

The homebuilding segment reported pretax earnings of $149.7 million for the first six months of 2003, compared to $115.2 million for the same period in the prior year. Homebuilding results for the first half of 2003 increased from 2002 primarily due to higher average closing prices, closing volume and gross profit margins.

Homebuilding revenues increased 23.1 percent for the six months ended June 30, 2003, compared to 2002, due to a 15.9 percent increase in closings and a 6.8 percent rise in average closing price. The increase in closings during the first six months of 2003 was due to a higher backlog at December 31, 2002 and a 17.3 percent increase in new home orders during the six months ended June 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the first six months of 2003. Homebuilding results for the six months ended June 30, 2003 and 2002, respectively, included pretax gains of $1.0 million and $2.5 million from these land sales.

Gross profit margins from home sales averaged 21.3 percent for the first six months of 2003 versus 20.8 percent for the first six months of 2002. This improvement was primarily due to sales prices increasing at a greater rate than costs and to a decrease in direct construction costs, which resulted from cost-saving initiatives.

Selling, general and administrative expenses, as a percentage of revenue, were 10.8 percent for both six-month periods ended June 30, 2003 and 2002.

Interest expense was $3.4 million for the first six months of 2003 versus $3.3 million for the same period in the prior year. This increase was primarily attributable to the issuance of $150.0 million of 5.38 percent senior notes in June 2003 prior to the redemption of the 8.25 percent senior subordinated notes and a reduction in interest earnings on the Company’s average cash balances, partially offset by a rise in capitalized interest, which resulted from increased development activity in a greater number of new communities

FINANCIAL SERVICES

For the three months ended June 30, 2003, the financial services segment reported pretax earnings of $17.7 million, compared to $11.3 million for the same period in 2002. The increase for the second quarter over the same period in the prior year was primarily attributable to loan origination and sales volumes increasing at a greater rate than general and administrative expenses, as well as to heightened profitability, which resulted from the recent interest rate environment.

Results of operations of the Company’s financial services segment are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues
Net gains on sales of mortgages and mortgage servicing rights	$15,405	$10,188	$26,958	$18,842
Title/escrow/insurance	4,413	3,161	8,050	5,760
Net origination fees	2,715	1,896	4,470	2,074
Interest
Mortgage-backed securities and notes receivable	1,144	1,619	2,407	3,377
Other	238	207	482	434

Total interest	1,382	1,826	2,889	3,811
Other	(52)	1	5	5

Total revenues	23,863	17,072	42,372	30,492
Expenses
General and administrative	5,876	5,097	11,491	9,445
Interest	320	669	804	1,389

Total expenses	6,196	5,766	12,295	10,834

Pretax earnings	$17,667	$11,306	$30,077	$19,658

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Originations (units)	3,061	2,464	5,484	4,393
Ryland Homes origination capture rate	87.8%	81.7%	86.7%	80.8%
Mortgage-backed securities and notes receivable average balance	$35,036	$52,560	$36,882	$54,809

Three months ended June 30, 2003, compared to three months ended June 30, 2002

Revenues for the financial services segment increased 39.8 percent to $23.9 million for the second quarter of 2003, compared to the same period in the prior year, due to a 35.6 percent increase in the aggregate dollar value of originations, a 34.0 percent increase in loan sales volume, and higher margins from loan sales. For the three months ended June 30, 2003, general and administrative expenses were $5.9 million versus $5.1 million for the same period in 2002. This increase was primarily due to increased incentive compensation, which was related to heightened earnings. Interest expense decreased 57.1 percent for the three months ended June 30, 2003, compared to the same period in 2002. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, as well as to a decline in average borrowing rates.

The number of mortgage originations rose by 24.2 percent during the second quarter of 2003 primarily due to the growth in the number of homebuilder closings, as well as to an increase in the capture rate of these closings. The capture rate of mortgages originated for customers of the homebuilding segment rose to 87.8 percent in the second quarter of 2003 from 81.7 percent in the second quarter of 2002.

Pretax earnings from investment operations were $361,000 for the second quarter of 2003, compared to $588,000 for the same period in 2002, as a result of a declining portfolio due to refinancing activity, partially offset by lower interest rates on underlying debt.

Six months ended June 30, 2003, compared to six months ended June 30, 2002

Revenues for the financial services segment increased 39.0 percent to $42.4 million for the first six months of 2003, compared to the same period in the prior year, due to a 34.1 percent increase in the aggregate dollar value of originations, a 32.9 percent increase in loan sales volume, and higher margins from loan sales. General and administrative expenses were $11.5 million for the six-month period ended June 30, 2003, versus $9.4 million for the same period in 2002. Interest expense decreased 42.9 percent for the six months ended June 30, 2003, compared to the same period in 2002. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, as well as to a decline in average borrowing rates.

The number of mortgage originations rose by 24.8 percent during the first six months of 2003 primarily due to an increase in the number of homebuilder closings, as well as to an increase in the capture rate of those closings. The capture rate of mortgages originated for customers of the homebuilding segment rose to 86.7 percent in the first half of 2003 from 80.8 percent in the first half of 2002.

Pretax earnings from investment operations were $727,000 for the first half of 2003, compared to $1.2 million for the same period in 2002, as a result of a declining portfolio due to refinancing activity, partially offset by lower interest rates on underlying debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CORPORATE

Three months ended June 30, 2003, compared to three months ended June 30, 2002

Corporate expenses were $14.5 million and $8.3 million for the three months ended June 30, 2003 and 2002, respectively. The rise in corporate expenses was due to increased incentive compensation commensurate with an improvement in the Company’s financial results.

Six months ended June 30, 2003, compared to six months ended June 30, 2002

Corporate expenses were $26.1 million and $17.1 million for the six months ended June 30, 2003 and 2002, respectively. The rise in corporate expenses was due to increased incentive compensation, which was related to an improvement in the Company’s financial results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

In the six months ended June 30, 2003, the Company increased its cash balance by $46.1 million. During the same period in the prior year, the Company used $133.3 million. Net earnings generated $92.2 million and $70.7 million in cash during the first six months of 2003 and 2002, respectively. Cash was invested principally to grow inventory by $141.0 million and $188.1 million, and to repurchase stock of $54.0 million and $22.1 million during the six-month periods ended June 30, 2003 and 2002, respectively.

Consolidated inventories owned by the Company increased to $1,240.2 million at June 30, 2003, from $1,100.0 million at December 31, 2002, primarily in support of a significantly higher backlog of homes sold.

During the three and six months ended June 30, 2003, the Company repurchased 495,500 and approximately 1.0 million shares of its outstanding common stock, respectively. In July 2003, the Board of Directors authorized the repurchase of an additional 1.0 million shares, bringing the current authorization to approximately 1.9 million shares. The Company repurchased 85,000 additional shares of its outstanding common stock during the period of July 1 through August 5, 2003, at a cost of approximately $5.6 million.

In June 2003, the Company issued $150.0 million of 5.38 percent senior notes, which pay interest semiannually and will mature on June 1, 2008. In July 2003, the net proceeds from this offering were used to redeem all of the $100.0 million aggregate principal from the Company’s 8.25 percent senior subordinated notes due April 1, 2008. The remaining proceeds will be used for general corporate purposes.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $640.5 million at June 30, 2003 and $490.5 million at December 31, 2002.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital when necessary. In June 2003, the Company amended this agreement, increasing the borrowing capacity to $400.0 million per the provisions of the original agreement. There were no outstanding borrowings under this facility at June 30, 2003 or December 31, 2002. The Company had letters of credit outstanding under this facility which totaled $83.9 million at June 30, 2003, and $86.4 million at December 31, 2002.

To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At June 30, 2003, such notes payable outstanding amounted to $5.4 million, compared to $3.8 million at December 31, 2002.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include repurchase agreement facilities aggregating $80.0 million and a $25.0 million revolving credit facility, both of which are used to finance mortgage-backed securities. At June 30, 2003 and December 31, 2002, the combined borrowings of the financial services segment, outstanding under all agreements, were $34.2 million and $43.1 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

In 2002, the Company filed a Shelf Registration Statement with the U.S. Securities and Exchange Commission (SEC) for up to $250.0 million of the Company’s debt and equity securities. In June 2003, the Company issued $150.0 million aggregate principal amount of 5.38 percent senior notes pursuant to this Shelf Registration Statement. The timing and amount of future offerings, if any, will depend on market and general business conditions.

The Company believes that its available borrowing capacity at June 30, 2003, and anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. Listed below are significant changes to our critical accounting policies during the six months ended June 30, 2003, as compared to those policies we disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In January 2003, the FASB issued FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to the majority of the entity’s expected losses, receives a majority of the entity’s expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. We believe the accounting for partnerships and option contracts for land is a “critical accounting policy” because the application of FIN 46 requires the use of complex judgment in its application (see Note 12. New Accounting Pronouncements).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in the Company’s market risk from December 31, 2002. For information regarding the Company’s market risk, refer to The Ryland Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

The Company has procedures in place for accumulating and evaluating information necessary to prepare and file reports with the Securities and Exchange Commission. An evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003, and no corrective actions with regard to significant deficiencies or weaknesses.

As a result of procedures required by the Sarbanes-Oxley Act of 2002, the Company has formed a committee consisting of key officers, including the chief accounting officer and general counsel, to formalize the Company’s disclosure controls and procedures to ensure that all information required to be disclosed in the Company’s reports is communicated to and confirmed by those individuals responsible for the preparation of the reports, including our principal executive and financial officers, in a manner that will allow timely decisions regarding required disclosures.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The only matters submitted to a vote of security holders during the second quarter of 2003 were the matters voted on at the Annual Meeting of Stockholders, which was held on April 23, 2003. These matters were reported on in Item 4 of The Ryland Group, Inc.’s report on Form 10-Q for the quarterly period ended March 31, 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

10.9.1	Second Amendment to the Revolving Credit Agreement, dated as of July 8, 2003, between The Ryland Group, Inc. and certain financial institutions (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

B.	Reports on Form 8-K

On May 29, 2003, the Company filed a Current Report on Form 8-K (Items 5 and 7) with respect to its sale of $150.0 million of 5.38 percent senior notes due 2008.

On July 1, 2003, the Company furnished a Current Report on Form 8-K (Items 9 and 12) which included Regulation FD disclosure in connection with its announcement of preliminary net new unit orders for the three months ended June 30, 2003.

On July 22, 2003, the Company furnished a Current Report on Form 8-K (Items 9 and 12) which included Regulation FD disclosure in connection with its announcement of financial results for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC. Registrant

August 13, 2003	By: /s/ Gordon A. Milne

Date	Gordon A. Milne Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 13, 2003	By: /s/ David L. Fristoe

Date	David L. Fristoe Senior Vice President, Chief Information Officer, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

A. Exhibits

Exhibit No.

10.9.1	Second Amendment to the Revolving Credit Agreement, dated as of July 8, 2003, between The Ryland Group, Inc. and certain financial institutions (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)