Form 10-Q
period 2003-09-30
RYLAND GROUP INC
filed 2003-11-12
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on November 10, 2003, was 24,723,797.

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX OF EXHIBITS
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)	3
Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6–11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12–19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	21
SIGNATURES	22
INDEX OF EXHIBITS	23

PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

REVENUES
Homebuilding	$850,176	$713,923	$2,307,511	$1,898,167
Financial services	22,008	18,812	64,380	49,304

TOTAL REVENUES	872,184	732,735	2,371,891	1,947,471

EXPENSES
Homebuilding
Cost of sales	661,468	563,896	1,808,473	1,501,920
Selling, general and administrative	81,086	70,247	238,276	197,975
Interest	6,794	2,123	10,195	5,400

Total homebuilding expenses	749,348	636,266	2,056,944	1,705,295
Financial services
General and administrative	6,381	5,724	17,872	15,169
Interest	426	627	1,230	2,016

Total financial services expenses	6,807	6,351	19,102	17,185
Corporate expenses	14,722	11,108	40,847	28,197

TOTAL EXPENSES	770,877	653,725	2,116,893	1,750,677
Earnings before taxes	101,307	79,010	254,998	196,794
Tax expense	37,973	31,604	99,449	78,718

NET EARNINGS	$63,334	$47,406	$155,549	$118,076

NET EARNINGS PER COMMON SHARE
Basic	$2.56	$1.80	$6.23	$4.42
Diluted	$2.40	$1.70	$5.85	$4.18
AVERAGE COMMON SHARES OUTSTANDING
Basic	24,768,351	26,310,515	24,962,634	26,721,346
Diluted	26,361,568	27,876,907	26,570,939	28,271,079
DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.02	$0.06	$0.06

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Homebuilding
Cash and cash equivalents	$194,397	$266,577
Housing inventories
Homes under construction	847,335	575,794
Land under development and improved lots	515,671	524,218
Consolidated inventory not owned	36,315	—

Total inventories	1,399,321	1,100,012
Property, plant and equipment	41,979	40,479
Purchase price in excess of net assets acquired	18,185	18,185
Other	58,951	58,252

	1,712,833	1,483,505

Financial Services
Cash and cash equivalents	2,080	2,868
Mortgage-backed securities and notes receivable	30,249	42,583
Other	41,435	38,163

	73,764	83,614

Other Assets
Net deferred taxes	36,929	36,830
Other	68,561	53,802

TOTAL ASSETS	1,892,087	1,657,751

LIABILITIES
Homebuilding
Accounts payable and other liabilities	359,696	300,168
Long-term debt	540,500	490,500

	900,196	790,668

Financial Services
Accounts payable and other liabilities	19,449	23,718
Short-term notes payable	30,535	43,145

	49,984	66,863

Other Liabilities	133,566	120,141

TOTAL LIABILITIES	1,083,746	977,672

MINORITY INTEREST	34,160	—

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized — 80,000,000 shares Issued — 24,527,359 (25,260,343 for 2002)	24,527	25,260
Retained earnings	748,408	653,461
Accumulated other comprehensive income	1,246	1,358

TOTAL STOCKHOLDERS’ EQUITY	774,181	680,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,892,087	$1,657,751

Stockholders’ equity per common share	$31.56	$26.92

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
The Ryland Group, Inc. and subsidiaries
(in thousands)

	Nine months ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$155,549	$118,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,665	22,864
Changes in assets and liabilities:
Increase in inventories	(265,149)	(263,448)
Net change in other assets, payables and other liabilities	43,846	12,007
Tax benefit from exercise of stock options	10,680	12,077
Other operating activities, net	2,611	4,544

Net cash used for operating activities	(25,798)	(93,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(24,641)	(27,291)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	13,280	20,296

Net cash used for investing activities	(11,361)	(6,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	150,000	—
Repayment of long-term debt	(100,000)	—
Decrease in short-term notes payable	(12,610)	(15,249)
Common stock dividends	(1,522)	(1,625)
Common stock repurchases	(86,294)	(76,843)
Proceeds from stock option exercises	10,192	11,041
Other financing activities, net	4,425	2,223

Net cash used for financing activities	(35,809)	(80,453)

Net decrease in cash and cash equivalents	(72,968)	(181,328)
Cash and cash equivalents at beginning of period	269,445	298,310

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,477	$116,982

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Consolidated inventory not owned	$34,160	$—

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc., its wholly owned subsidiaries (“the Company”) and other entities in which the Company is the primary beneficiary (see Note 12). Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

The consolidated balance sheet at September 30, 2003, the consolidated statements of earnings for the three and nine months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2003, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2002 annual report to its shareholders.

Assets presented in the financial statements are net of any valuation allowances.

The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the operating results expected for the year ended December 31, 2003.

Note 2. Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it builds homes in 27 markets. The Company’s homebuilding segment specializes in the sale and construction of single-family attached and detached housing. The Company’s financial services segment provides loan origination; title, escrow and insurance brokerage services; and maintains a portfolio of mortgage-backed securities and notes receivable. “Corporate” is a nonoperating business segment whose sole purpose is to support operations. Certain corporate expenses are allocated to the homebuilding and financial services segments. The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings. The accounting policies of the segments are the same as those described in Note A of the Company’s 2002 annual report.

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2003	2002	2003	2002

Revenues
Homebuilding	$850,176	$713,923	$2,307,511	$1,898,167
Financial services	22,008	18,812	64,380	49,304

Total	$872,184	$732,735	$2,371,891	$1,947,471

Earnings before taxes
Homebuilding	$100,828	$77,657	$250,567	$192,872
Financial services	15,201	12,461	45,278	32,119
Corporate	(14,722)	(11,108)	(40,847)	(28,197)

Total	$101,307	$79,010	$254,998	$196,794

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Numerator
Numerator for basic and diluted earnings per share — earnings available to common stockholders	$63,334	$47,406	$155,549	$118,076
Denominator
Denominator for basic earnings per share — weighted-average shares	24,768,351	26,310,515	24,962,634	26,721,346
Effect of dilutive securities:
Stock options	1,273,917	1,114,292	1,245,404	1,254,313
Equity incentive plan	319,300	452,100	362,901	295,420

Dilutive potential of common shares	1,593,217	1,566,392	1,608,305	1,549,733
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	26,361,568	27,876,907	26,570,939	28,271,079
Net earnings per common share
Basic	$2.56	$1.80	$6.23	$4.42
Diluted	$2.40	$1.70	$5.85	$4.18

Note 4. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $63.1 million and $47.5 million for the three months ended September 30, 2003 and 2002, respectively. Comprehensive income for the nine months ended September 30, 2003 and 2002, was $155.4 million and $118.0 million, respectively.

Note 5. Inventories

Inventories consist principally of homes under construction, land under development and improved lots. Inventories are stated at the lower of cost or fair value.

The following table is a summary of capitalized interest (in thousands):

	2003	2002

Capitalized interest as of January 1	$40,824	$33,291
Interest capitalized	31,549	29,328
Interest amortized to cost of sales	(26,163)	(21,278)

Capitalized interest as of September 30	$46,210	$41,341

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Investments in Joint Ventures

The Company routinely enters into joint ventures for the purpose of developing land in such locations as Atlanta, Dallas, Denver, Orlando, Phoenix and Washington, D.C. In most instances, the Company has less than a controlling interest in the joint venture; however, in certain instances, according to Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” the Company’s investment in certain joint ventures may create a variable interest in a variable interest entity (VIE), depending on the contractual terms of the arrangement, and require consolidation. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns.

At September 30, 2003 and December 31, 2002, the Company’s investment in its unconsolidated joint ventures amounted to $12.4 million and $14.9 million, respectively. The Company’s equity in earnings of its unconsolidated joint ventures totaled $232,000 and $73,000 for the three- and nine-month periods ended September 30, 2003, compared to equity in (losses) earnings of ($72,000) and $2.7 million for the same periods ended September 30, 2002, respectively. The aggregate assets of the unconsolidated joint ventures in which the Company participated were $51.9 million and $61.0 million at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003 and December 31, 2002, the aggregate debt of the unconsolidated joint ventures in which the Company participated was $24.5 million and $31.9 million, respectively. The Company does not guarantee the debt of its unconsolidated joint ventures.

Note 7. Financial Services Short-term Notes Payable

In March 2003, the Company’s financial services segment renewed and extended a revolving credit facility used to finance mortgage investment portfolio securities. The facility, previously $35.0 million, was renewed for $25.0 million. The agreement matures in March 2004, bears interest at market rates and is collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-purpose subsidiaries. Borrowings outstanding under this facility were $16.8 million and $22.8 million at September 30, 2003 and December 31, 2002, respectively.

Note 8. Long-term Debt

In June 2003, the Company issued $150.0 million of 5.38 percent senior notes, which pay interest semiannually and will mature on June 1, 2008. In July 2003, the net proceeds from this offering were used to fully redeem the $100.0 million aggregate principal from the Company’s 8.25 percent senior subordinated notes due April 1, 2008. The remaining proceeds were used for general corporate purposes. As a result of this redemption, the Company recorded a $5.1 million pretax loss associated with the early extinguishment of debt, which was recorded as interest expense in the third quarter of 2003.

Note 9. Postretirement Benefits

The Company has supplemental, nonqualified retirement plans which vest over five-year periods beginning January 1, 2003 and July 1, 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts, established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At September 30, 2003, the cash surrender value of these contracts was $3.8 million. The net periodic benefit cost for these plans for the three months ended September 30, 2003, was $954,000, which

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

included service costs of $1.0 million, interest costs of $70,000 and investment income of $137,000. For the nine months ended September 30, 2003, the net periodic benefit cost was $2.1 million and included service costs of $2.3 million, interest costs of $171,000 and investment income of $368,000. The $2.5 million projected benefit obligation at September 30, 2003, was equal to the net liability recognized in the balance sheet at that date. For the nine-month period ended September 30, 2003, the weighted-average discount rate used for the plans was 7.9 percent.

Note 10. Stock-based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation,” as amended by Statement of Financial Accounting Standards No. 148. Since stock option awards are granted at prices no less than the fair market value of the shares at the date of grant, no compensation expense is recognized. Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s net earnings and earnings per share in the third quarter and first nine months of 2003 and 2002 would have been reduced to the pro forma amounts indicated in the following table (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net earnings, as reported	$63,334	$47,406	$155,549	$118,076
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(910)	(741)	(3,143)	(2,721)

Pro forma net earnings	$62,424	$46,665	$152,406	$115,355

Earnings per share:
Basic — as reported	$2.56	$1.80	$6.23	$4.42
Basic — pro forma	2.52	1.77	6.11	4.32
Diluted — as reported	2.40	1.70	5.85	4.18
Diluted — pro forma	$2.37	$1.67	$5.74	$4.08

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants during the first nine months of 2003 and 2002, respectively: a risk-free interest rate of 2.0 percent and 4.2 percent; an expected volatility factor for the market price of the Company’s common stock of 37.4 percent and 36.7 percent; a dividend yield of 0.2 percent; and an expected life of three years. The weighted-average fair values at the grant date for options granted during the nine months ended September 30, 2003 and 2002, were $11.85 and $13.66, respectively.

Note 11. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land for use in future homebuilding operations. At September 30, 2003, the Company had related deposits

THE RYLAND GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and letters of credit outstanding of $79.6 million for land options and land purchase contracts having a total purchase price of $1,299.7 million. At September 30, 2003, the Company had commitments with respect to option contracts containing specific performance provisions of approximately $64.8 million, compared to $68.0 million at December 31, 2002.

As an on-site housing producer, the Company is often required to obtain bonds and letters of credit in support of its contractual obligations. Some municipalities require the Company to obtain development bonds or letters of credit to assure completion of public facilities within a project. At September 30, 2003, total development bonds were $282.8 million and total related deposits and letters of credit were $46.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, the Company does not expect that any currently outstanding bonds or letters of credit will be called.

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

Changes in the Company’s warranty reserve during the period are as follows (in thousands):

Balance, December 31, 2002	$29,860
Warranties issued	12,643
Settlements made	(12,232)
Changes in liability for pre-existing warranties	4,864

Balance, September 30, 2003	$35,135

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

The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. For VIEs created before January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period ending after December 15, 2003 (the Company’s fiscal year ending December 31, 2003).

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.

As mentioned in Note 6, the Company routinely enters into joint ventures for the purpose of developing land. The Company’s investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company will fund stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts result in the creation of a variable interest with a VIE holding the land parcel under option.

Using the framework outlined in FIN 46, the Company evaluated its option contracts and the joint venture agreement it entered into after January 31, 2003. Based on its evaluation, the Company determined that, in some cases, it had the primary variable interest in certain VIEs subject to lot option contracts. While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. As a result, the Company consolidated $36.3 million of inventory not owned as of September 30, 2003. This represents the fair value of the optioned property because the Company was unable to obtain financial information for any of the selling entities. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $2.1 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned. Minority interest totaling $34.2 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. At September 30, 2003, the Company had cash deposits and letters of credit totaling $4.9 million, representing the Company’s current maximum exposure to loss, relating to lot option contracts that were consolidated. Creditors of these VIEs, if any, have no recourse against the Company.

At September 30, 2003, the Company had cash deposits and/or letters of credit totaling $22.9 million, which were associated with lot option purchase contracts having an aggregate purchase price of $365.5 million and which were related to VIEs in which it did not have a primary variable interest.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the start of the first interim period beginning after June 15, 2003. Application of SFAS 150 to non-controlling interests in limited-life subsidiaries has been deferred indefinitely. Management does not believe that the implementation of SFAS 150 will have a material impact on the Company’s financial condition or results of operations.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2003, compared to three months ended September 30, 2002

The Company reported consolidated net earnings of $63.3 million, or $2.40 per diluted share, for the third quarter of 2003, compared to consolidated net earnings of $47.4 million, or $1.70 per diluted share, for the third quarter of 2002. This net earnings increase resulted from higher volume and increased profitability for the homebuilding and financial services operations.

The Company’s revenues reached $872.2 million for the third quarter of 2003, up 19.0 percent from $732.7 million for the third quarter of 2002. Both housing and mortgage-banking revenues rose during the third quarter of 2003.

Nine months ended September 30, 2003, compared to nine months ended September 30, 2002

The Company reported consolidated net earnings of $155.5 million, or $5.85 per diluted share, for the first nine months of 2003, compared to consolidated net earnings of $118.1 million, or $4.18 per diluted share, for the nine months ended September 30, 2002. This net earnings increase resulted from higher volume and increased profitability for the homebuilding and financial services operations.

The Company’s revenues reached $2,371.9 million for the nine months ended September 30, 2003, up 21.8 percent from $1,947.5 million for the same period in 2002. Both housing and mortgage-banking revenues rose during the first nine months of 2003.

Cash and unused borrowing capacity for the Company’s homebuilding segment totaled $502.1 million at September 30, 2003, versus $480.1 million at December 31, 2002, primarily as a result of the issuance of $150.0 million of 5.38 percent senior notes in June 2003 and the increase in the borrowing capacity of the unsecured revolving credit facility from $300.0 million to $400.0 million, partially offset by the redemption of the 8.25 percent senior subordinated notes in July 2003. Consolidated inventories owned by the Company, which includes homes under construction, land under development and improved lots, grew 23.9 percent to $1,363.0 million. Stockholders’ equity increased 13.8 percent, or $94.1 million, during the first nine months of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOMEBUILDING

New orders rose 5.3 percent and 13.5 percent during the third quarter and first nine months of 2003, respectively, compared to the same periods in the prior year. The number of active communities at September 30, 2003, was 325, an increase of 8.0 percent from September 30, 2002. New orders for the three months ended September 30, 2003 increased 9.8 percent in the North, 10.2 percent in the Southeast and 6.2 percent in the West. New orders decreased 6.8 percent in Texas.

	North	Texas	Southeast	West	Total

For the three months ended September 30,
New Orders (units)
2003	1,100	770	1,124	754	3,748
2002	1,002	826	1,020	710	3,558

Closings (units)
2003	1,117	843	1,074	701	3,735
2002	1,017	904	875	566	3,362

Average Closing Price (in thousands)
2003	$254	$158	$209	$277	$224
2002	$233	$153	$192	$286	$209

For the nine months ended September 30,
New Orders (units)
2003	3,563	2,797	3,770	2,535	12,665
2002	3,194	2,685	3,217	2,062	11,158

Closings (units)
2003	3,239	2,306	2,840	1,939	10,324
2002	2,910	2,286	2,503	1,349	9,048

Average Closing Price (in thousands)
2003	$253	$158	$206	$266	$221
2002	$228	$153	$193	$279	$207

Outstanding Contracts at September 30,
Units
2003	2,070	1,450	2,721	1,468	7,709
2002	1,921	1,470	2,183	1,113	6,687

Dollars (in millions)
2003	$575	$239	$594	$415	$1,823
2002	$467	$235	$444	$306	$1,452

Average Price (in thousands)
2003	$278	$165	$218	$283	$236
2002	$243	$160	$204	$275	$217

At September 30, 2003, the Company had outstanding contracts for 7,709 units, representing a 15.3 percent increase over its outstanding contracts at September 30, 2002. Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at September 30, 2003, was $1,823.0 million, an increase of 25.5 percent from September 30, 2002, due, in part, to an 8.8 percent increase in average price.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations for the homebuilding segment are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenues	$850,176	$713,923	$2,307,511	$1,898,167

Gross profit	188,708	150,027	499,038	396,247
Selling, general and administrative expenses	81,086	70,247	238,276	197,975
Interest expense	6,794	2,123	10,195	5,400

Homebuilding pretax earnings	$100,828	$77,657	$250,567	$192,872

Three months ended September 30, 2003, compared to three months ended September 30, 2002

The homebuilding segment reported pretax earnings of $100.8 million for the third quarter of 2003, compared to $77.7 million for the same period in the prior year. Homebuilding results for the third quarter of 2003 rose from 2002 primarily due to higher closing volume, higher average closing prices and increased margins on homes closed.

Homebuilding revenues increased $136.3 million for the third quarter of 2003, compared to 2002, due to an 11.1 percent increase in closings and a 7.2 percent increase in average closing price. The increase in closings in the third quarter of 2003 was due to a higher backlog at June 30, 2003, and an increase in new home orders during the three months ended September 30, 2003.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the third quarter of 2003. Homebuilding results for the three months ended September 30, 2003 and 2002, respectively, included pretax gains of $1.1 million and $3.0 million from these land sales.

Gross profit margins from home sales averaged 22.5 percent for the third quarter of 2003, compared to 20.9 percent for the third quarter of 2002. This improvement was primarily due to sales prices increasing at a greater rate than costs, which resulted, in part, from cost-saving initiatives.

Selling, general and administrative expenses, as a percentage of revenue, were 9.5 percent for the three months ended September 30, 2003, compared to 9.8 percent for the same period in the prior year. The decrease was primarily due to lower marketing expenses and model home lease costs.

Compared to the third quarter of the previous year, interest expense increased $4.7 million to $6.8 million in the third quarter of 2003. The change was primarily attributable to a $5.1 million pretax loss on the early extinguishment of debt, which was characterized as interest expense, and resulted from the redemption of the $100.0 million 8.25 percent senior subordinated notes due 2008 at a stated call price of 104.125 percent of the principal amount.

Nine months ended September 30, 2003, compared to nine months ended September 30, 2002

The homebuilding segment reported pretax earnings of $250.6 million for the first nine months of 2003, compared to $192.9 million for the same period in the prior year. Homebuilding results for the first nine months of 2003 increased from 2002 primarily due to higher closing volume, higher average closing prices and improved margins on homes closed.

Homebuilding revenues increased 21.6 percent for the nine months ended September 30, 2003, compared to the same period in 2002, due to a 14.1 percent increase in closings and a 6.8 percent rise in average

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

closing price. The increase in closings during the first nine months of 2003 was due to a higher backlog at December 31, 2002, and an increase in new home orders during the nine months ended September 30, 2003.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the first nine months of 2003. Homebuilding results for the nine months ended September 30, 2003 and 2002, respectively, included pretax gains of $2.1 million and $5.5 million from these sales.

Gross profit margins from home sales averaged 21.7 percent for the first nine months of 2003 versus 20.9 percent for the first nine months of 2002. This improvement was primarily due to sales prices increasing at a greater rate than costs, which resulted, in part, from cost-saving initiatives.

Selling, general and administrative expenses, as a percentage of revenue, were 10.3 percent for the nine months ended September 30, 2003, compared to 10.4 percent for the same period in the prior year.

Interest expense was $10.2 million for the first nine months of 2003 versus $5.4 million for the same period in the prior year. This increase was attributable to the redemption of the 8.25 percent senior subordinated notes, which resulted in the recognition of a $5.1 million loss on the early extinguishment of debt in the third quarter of 2003; the issuance of $150.0 million of 5.38 percent senior notes in June 2003 prior to the redemption of the 8.25 percent senior subordinated notes; and a reduction in interest earnings on the Company’s average cash balances, partially offset by a rise in capitalized interest, which resulted from increased development activity in a greater number of new communities.

FINANCIAL SERVICES

For the three months ended September 30, 2003, the financial services segment reported pretax earnings of $15.2 million, compared to $12.5 million for the same period in 2002. The increase for the third quarter of 2003 over the same period in the prior year was primarily attributable to higher loan origination and sales volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations of the Company’s financial services segment are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenues
Net gains on sales of mortgages and mortgage servicing rights	$13,074	$11,576	$40,032	$30,418
Title/escrow/insurance	4,766	3,445	12,816	9,205
Net origination fees	2,828	2,032	7,298	4,106
Interest
Mortgage-backed securities and notes receivable	1,031	1,458	3,438	4,835
Other	297	205	779	639

Total interest	1,328	1,663	4,217	5,474
Other	12	96	17	101

Total revenues	22,008	18,812	64,380	49,304

Expenses
General and administrative	6,381	5,724	17,872	15,169
Interest	426	627	1,230	2,016

Total expenses	6,807	6,351	19,102	17,185

Pretax earnings	$15,201	$12,461	$45,278	$32,119

Originations (units)	3,058	2,650	8,542	7,043
Ryland Homes origination capture rate	85.3%	83.3%	86.2%	81.7%
Mortgage-backed securities and notes receivable average balance	$31,272	$47,492	$35,012	$52,370

Three months ended September 30, 2003, compared to three months ended September 30, 2002

Revenues for the financial services segment increased 17.0 percent to $22.0 million for the third quarter of 2003, compared to the same period in the prior year, due to a 22.4 percent increase in the aggregate dollar value of originations and a 22.6 percent increase in loan sales volume. The number of mortgage originations rose by 15.4 percent during the third quarter of 2003 primarily due to growth in the number of homebuilder closings, as well as to an increase in the capture rate of these closings. The capture rate of mortgages originated for customers of the homebuilding segment rose to 85.3 percent in the third quarter of 2003 from 83.3 percent in the third quarter of 2002.

For the three months ended September 30, 2003, general and administrative expenses were $6.4 million versus $5.7 million for the same period in 2002. This was primarily due to increased incentive compensation, which was related to heightened earnings.

Interest expense decreased 33.3 percent for the three months ended September 30, 2003, compared to the same period in 2002. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, as well as to a decline in average borrowing rates.

Pretax earnings from investment operations were $167,000 for the third quarter of 2003, compared to $409,000 for the same period in 2002, as a result of a declining portfolio due to refinancing activity, partially offset by lower interest rates on underlying debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2003, compared to nine months ended September 30, 2002

Revenues for the financial services segment increased 30.6 percent to $64.4 million for the first nine months of 2003, compared to the same period in the prior year, due to a 29.6 percent increase in the aggregate dollar value of originations, a 29.0 percent increase in loan sales volume and higher margins from loan sales. The number of mortgage originations rose by 21.3 percent during the first nine months of 2003 primarily due to an increase in the number of homebuilder closings, as well as to an increase in the capture rate of those closings. The capture rate of mortgages originated for customers of the homebuilding segment rose to 86.2 percent during the first nine months of 2003 from 81.7 percent during the same period in the prior year.

General and administrative expenses were $17.9 million for the nine-month period ended September 30, 2003, versus $15.2 million for the same period in 2002.

Interest expense decreased 40.0 percent for the nine months ended September 30, 2003, compared to the same period in 2002. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, as well as to a decline in average borrowing rates.

Pretax earnings from investment operations were $894,000 for the nine months ended September 30, 2003, compared to $1.6 million for the same period in 2002, as a result of a declining portfolio due to refinancing activity, partially offset by lower interest rates on underlying debt.

CORPORATE

Three months ended September 30, 2003, compared to three months ended September 30, 2002

Corporate expenses were $14.7 million and $11.1 million for the three months ended September 30, 2003 and 2002, respectively. The rise in corporate expenses was due to increased incentive compensation related to an improvement in the Company’s financial results.

Nine months ended September 30, 2003, compared to nine months ended September 30, 2002

Corporate expenses were $40.8 million and $28.2 million for the nine months ended September 30, 2003 and 2002, respectively. The rise in corporate expenses was due to increased incentive compensation related to an improvement in the Company’s financial results.

INCOME TAXES

The income tax amounts represented effective income tax rates of approximately 39.0 percent in 2003 and 40.0 percent in 2002. The decrease in the effective income tax rate in 2003 was due primarily to the reduction of state income taxes resulting from the current mix of income in taxing states and settled audits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

The Company decreased its cash balances by $73.0 million and $181.3 million in the nine months ended September 30, 2003 and 2002, respectively. Net earnings generated $155.5 million and $118.1 million in cash during the first nine months of 2003 and 2002, respectively. Cash was invested principally to grow inventory by $265.1 million and $263.4 million, and to repurchase stock of $86.3 million and $76.8 million, during the nine-month periods ended September 30, 2003 and 2002, respectively.

Consolidated inventories owned by the Company increased to $1,363.0 million at September 30, 2003, from $1,100.0 million at December 31, 2002, primarily in support of a significantly higher backlog of homes sold.

During the three and nine months ended September 30, 2003, the Company repurchased 475,000 and approximately 1.5 million shares of its outstanding common stock, respectively. In July 2003, the Board of Directors authorized the repurchase of an additional 1.0 million shares, bringing the current authorization to approximately 1.5 million shares.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable. In June 2003, the Company issued $150.0 million of 5.38 percent senior notes, which pay interest semiannually and will mature on June 1, 2008. In July 2003, the net proceeds from this offering were used to fully redeem the $100.0 million aggregate principal from the Company’s 8.25 percent senior subordinated notes due April 1, 2008. The remaining proceeds were used for general corporate purposes. Senior and senior subordinated notes outstanding totaled $540.5 million at September 30, 2003, and $490.5 million at December 31, 2002.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital when necessary. In June 2003, the Company amended this agreement, increasing the borrowing capacity to $400.0 million per the provisions of the original agreement. There were no outstanding borrowings under this facility at September 30, 2003 or December 31, 2002. The Company had letters of credit outstanding under this facility which totaled $92.3 million at September 30, 2003, and $86.4 million at December 31, 2002.

To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At September 30, 2003, such notes payable outstanding amounted to $5.2 million, compared to $3.8 million at December 31, 2002.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include a repurchase agreement facility that provides for borrowings of up to $80.0 million, and a $25.0 million revolving credit facility, which finances investment portfolio securities. At September 30, 2003 and December 31, 2002, the combined borrowings of the financial services segment, outstanding under all agreements, were $30.5 million and $43.1 million, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company believes that its available borrowing capacity at September 30, 2003, and anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. Listed below are significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2003, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

In January 2003, the FASB issued FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to the majority of the entity’s expected losses and/or receives a majority of the entity’s expected returns, as a result of ownership, contractual or other financial interests in the entity. We believe the accounting for partnerships and land option contracts using the variable interest consolidation methodology is a “critical accounting policy” because the application of FIN 46 requires the use of complex judgment in its application (see Note 12).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in the Company’s market risk from December 31, 2002. For information regarding the Company’s market risk, refer to The Ryland Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

The Company has procedures in place for accumulating and evaluating information necessary to prepare and file reports with the Securities and Exchange Commission. An evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at September 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003, and no corrective actions with regard to significant deficiencies or weaknesses.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

10.13	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan (Filed herewith)

10.14	The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

B.	Reports on Form 8-K

On October 1, 2003, the Company furnished a Current Report on Form 8-K (Items 9 and 12), which included Regulation FD disclosure, in connection with its announcement of preliminary net new unit orders for the three months ended September 30, 2003.

On October 21, 2003, the Company furnished a Current Report on Form 8-K (Items 9 and 12), which included Regulation FD disclosure, in connection with its announcement of financial results for the three and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC
Registrant

November 12, 2003	By:	/s/ Gordon A. Milne

Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 12, 2003	By:	/s/ David L. Fristoe

Date	David L. Fristoe
Senior Vice President, Chief Information Officer, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

A.	Exhibits

Exhibit No.

10.13	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan (Filed herewith)

10.14	The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)