Form 10-K
period 2003-12-31
RYLAND GROUP INC
filed 2004-03-12
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 1-8029

THE RYLAND GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0849948

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24025 Park Sorrento, Suite 400, Calabasas, California 91302
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the common stock of The Ryland Group, Inc. held by nonaffiliates of the registrant (24,456,445 shares) at June 30, 2003, was $1,697,277,283.

The number of shares of common stock of The Ryland Group, Inc. outstanding on February 9, 2004, was 23,834,495.

DOCUMENTS INCORPORATED BY REFERENCE

Name of Document	Location in Report

Proxy Statement for the 2004 Annual Meeting of Stockholders	Parts I, III

Annual Report to Shareholders for the Year Ended December 31, 2003	Parts II, III, IV

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

PART I

Item 1. Business

With headquarters in Southern California, The Ryland Group, Inc. (“the Company”) is one of the nation’s largest homebuilders and a leading mortgage-finance company. The Company consists of two business segments: homebuilding and financial services. (Please refer to Note B of the Company’s Consolidated Financial Statements, attached hereto as Exhibit 13, for more specific segment information.) Founded as a corporation in 1967, the Company has built more than 215,000 homes during its 36-year history. In addition, Ryland Mortgage Company (“RMC”), founded in 1978, has provided mortgage financing and related services for more than 185,000 homebuyers.

The Company builds homes primarily for first-time buyers, as well as for move-up buyers. Today, Ryland homes are available in over 330 communities in 27 markets across the country. The Company’s prices range from $90,000 to $500,000, with the current average price of a Ryland home being $224,000. Subject to economic conditions, the Company not only plans to expand in its existing markets, but also strives to be one of the largest builders in each of those markets.

The Company’s operations span all significant aspects of the home buying process–from design, construction and sale to mortgage origination, title insurance, settlement, escrow and homeowners insurance brokerage services.

Homebuilding

General

Ryland homes are built on-site and marketed in three major geographic regions, which include 27 of the nation’s housing markets. At December 31, 2003, the Company operated in the following metropolitan areas:

Region	Major Markets Served

North Central:	Austin, Baltimore, Chicago, Cincinnati, Dallas, Houston, Indianapolis, Minneapolis, San Antonio and Washington, D.C.
Southeast:	Atlanta, Charleston, Charlotte, Fort Myers, Greensboro, Greenville, Jacksonville, Orlando and Tampa
West:	California’s Central Valley, California’s Inland Empire, Denver, Las Vegas, Phoenix, Sacramento, San Diego and the San Francisco Bay Area

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

Homebuyers are able to customize certain features of their homes by selecting from among numerous options and upgrades displayed in the Company’s model homes and design centers. These design centers, which are conveniently located in most of the Company’s markets, also represent sources of additional revenue and profit for the Company.

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

Land Acquisition and Development

At December 31, 2003, the Company operated in 333 communities in 27 markets across the country. The Company’s objective is to control a portfolio of building lots sufficient to meet anticipated homebuilding requirements for a period of approximately four years. The land acquisition process is controlled by a corporate land approval committee, which helps to ensure that transactions meet the Company’s standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes. The Company’s direct land acquisition activities include the bulk purchase of finished lots from developers and the purchase of undeveloped entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

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

At December 31, 2003, the Company had cash deposits and letters of credit outstanding of $87.6 million in connection with option and land purchase contracts having a total purchase price of $1.3 billion. These options and commitments expire at various dates through 2012.

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

The Company’s marketing strategy is determined during the land acquisition and feasibility stage of a community’s development. Employees and independent real estate brokers sell the Company’s homes, generally by showing furnished models. A new order is reported when a customer’s sales contract is approved and revenue is recorded from a sale at closing. The Company normally starts construction of a home when a customer has selected a lot, chosen a floor plan and received preliminary mortgage approval. However, construction of homes may begin prior to this in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings.

The Company provides each homeowner with product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years at the time of sale. The Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry.

Financial Services

RMC provides mortgage-related products and services primarily for the Company’s homebuilding customers. RMC aligns its operations with the homebuilding segment and leverages this relationship to increase the capture rate for homebuyers’ loans. RMC focuses primarily on originating mortgage loans and improving the profitability of these activities through increased operational efficiencies. In 1999, RMC entered into an agreement with Countrywide Financial Services in which Countrywide buys the loans originated by RMC on a best efforts basis. Through this “partnership” with Countrywide, RMC creates value for Ryland homebuyers through innovative and competitive mortgage programs.

Loan Origination

In 2003, RMC’s mortgage origination operations consisted primarily of the Company’s homebuilder loans, which were originated in connection with the sale of the Company’s homes. During the year, mortgage operations originated 11,983 loans, totaling approximately $2.3 billion, of which 98.8 percent was for purchases of homes built by the Company and 1.2 percent was for purchases of homes built by others, purchases of existing homes and for the refinancing of existing mortgage loans. In an effort to increase its focus on production of the Company’s homebuilder loans, RMC made the strategic decision to reduce its third-party originations business by exiting certain markets during 1999. The Company has increased its focus by deploying loan officers directly to its homebuilding communities and by utilizing traffic and prospect information generated by its homebuilding sales and marketing staff. RMC’s capture rate of Ryland’s homebuyers was 85.4 percent in 2003.

The Company arranges various types of mortgage financing, including conventional, Federal Housing Administration (FHA) and Veterans Administration (VA) mortgages, with various fixed and adjustable-rate features. The Company is approved to originate loans that conform to the guidelines established by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA).

Loan Servicing

RMC previously completed the sale of its loan servicing portfolio during 1999. The Company no longer services the loans it originates and sells its loans to others along with the related servicing rights.

Title and Escrow Services

Cornerstone Title Company, a wholly owned subsidiary doing business as Ryland Title Company, provides title services primarily to the Company’s homebuyers. At December 31, 2003, Cornerstone Title had offices in Arizona, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Ohio, South Carolina, Texas and Virginia. The Company also operates Ryland Escrow, which performs escrow and loan closing functions for the Company’s homebuyers in California. During 2003, Cornerstone Title and Ryland Escrow provided title and escrow services to 96.3 percent of the Company’s homebuyers in the markets in which it operates.

Insurance Brokerage Services

Ryland Insurance Services, a wholly owned subsidiary, provides insurance brokerage services primarily to the Company’s homebuyers. At December 31, 2003, Ryland Insurance Services was licensed to operate in all of the states in which the homebuilding segment operates. During 2003, Ryland Insurance Services provided insurance brokerage services to 55.2 percent of the Company’s homebuyers.

Investment Portfolio

RMC’s investment operations hold certain assets, primarily mortgage-backed securities and notes receivable, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company’s limited-purpose subsidiaries. The Company earns a net interest spread on this portfolio and may periodically realize gains from the sales of its mortgage-backed securities. This investment portfolio has declined in recent years as a result of continued runoff. Currently, it represents a very small portion of the earnings of RMC.

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

Inventory risk can be substantial for homebuilders. The market value of land, building lots and housing inventories fluctuates as a result of changing market and economic conditions. The Company must continuously locate and acquire land not only for expansion into new markets, but also for replacement and expansion of land inventory within current markets. The Company employs various measures, including a corporate land approval process and a continuous review by senior management, designed to control inventory risk. However, it cannot assure that these measures will avoid or eliminate this risk.

Competition

The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. Some of these national companies are larger than the Company and most national homebuilders have greater financial resources than in the past. The strength and expanded presence of national homebuilders and the continued viability of regional and local homebuilders has increased competition in many markets. This competition could make it more difficult to acquire suitable land at acceptable prices, force an increase in selling incentives or decrease sales. Any of these could have an adverse impact on the Company’s financial performance or results of operations. The Company also competes with other housing alternatives, including existing homes and rental housing. Principal competitive factors in the homebuilding industry include home price; design; quality; reputation; relationship with developers; accessibility of subcontractors; availability and location of lots; and availability of customer financing.

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

RMC is subject to the rules and regulations of FHA, FHLMC, FNMA, HUD and VA with respect to originating, processing and selling mortgage loans. In addition, there are other federal and state laws and regulations, which affect these activities as well as RMC’s title, escrow and insurance brokerage operations. These rules and regulations prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. The Company is required to submit audited financial statements annually, and each regulatory entity has its own financial requirements. The Company’s affairs are also subject to examination by these regulatory agencies and by state agencies, at all times, to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, as well as to associated regulations which prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

Employees

At December 31, 2003, the Company employed 2,558 people. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Website Access to Reports

Shareholders, securities analysts and others seeking information about the Company’s business operations and financial performance can receive copies of the 2003 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other publications filed with the Securities and Exchange Commission in Washington, D.C., without charge by contacting the treasurer’s office at (818) 223-7677; by writing to The Ryland Group, Investor Relations, 24025 Park Sorrento, Suite 400, Calabasas, California 91302; or via e-mail at investors@ryland.com. In addition, all filings with the Securities and Exchange Commission, news releases and quarterly earnings announcements, including live audio and replays of the most recent quarterly earnings conference calls, can be accessed free of charge on the Ryland website (www.ryland.com). Information on the Company’s website is not a part of this report. Ryland makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. To retrieve any of this information, go to www.ryland.com, select “Investor Information,” and scroll down the page to “SEC Filings.”

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

On January 15, 2004, a stockholder class action lawsuit was filed against the Company and two of its officers in the United States District Court for the Northern District of Texas. The lawsuit alleges violations of federal securities law as a result of information about home sales during the fourth quarter of 2003. The Company and the individual defendants have not been served with the lawsuit and intend to vigorously defend themselves.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company:

		Position (date elected to position)
Name	Age	Prior Business Experience

R. Chad Dreier	56	Chairman of the Board of Directors (since 1994); President and Chief Executive Officer of the Company (since 1993)

Mark L. Beisswanger	43	Senior Vice President of the Company (since 2000); President of the West Region of Ryland Homes (since 2000); Vice President of the West Region of Ryland Homes (1999–2000); President and CEO of Alpine Capital, L.L.C. (1996–1999)

Robert J. Cunnion III	48	Senior Vice President, Human Resources of the Company (since 1999); Vice President, Human Resources – West Region (1993–1999)

Eric E. Elder	46	Senior Vice President, Marketing of the Company (since 2000); Vice President, Marketing – West Region (1995–1999)

David L. Fristoe	47	Senior Vice President, Controller, Chief Accounting Officer and Chief Information Officer of the Company (since 2000); Vice President, Controller and Chief Accounting Officer of the Company (1999–2000); Vice President, Financial Operations – West Region (1995–1999)

John M. Garrity	57	Senior Vice President of the Company (since 1995); President of the Southeast Region of Ryland Homes (since 1996)

Timothy J. Geckle	51	Senior Vice President, General Counsel and Secretary of the Company (since 1997)

Cathey S. Lowe	50	Senior Vice President, Finance of the Company (since 2002); Vice President and Treasurer of the Company (2000–2002); Cash Manager, Atlantic Richfield Co. (1994–1999)

Gordon A. Milne	52	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000–2002); Senior Vice President of Finance and Chief Financial Officer of Agrium, Inc. (1996–1999)

Daniel G. Schreiner	46	Senior Vice President of the Company (since 1999); President of Ryland Mortgage Company (since 1998); President of Kaufman and Broad Mortgage Company (1991–1998)

Kipling W. Scott	49	Executive Vice President of the Company (since 2003); Senior Vice President of the Company (1995–2003); President of the North Central Region of Ryland Homes (since 1997)

The Board of Directors elects all officers.

There are no family relationships, arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company’s employment and severance arrangements with certain of its executive officers, see page 13 of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The information required by this item is incorporated by reference from the section entitled “Quarterly Financial Data and Common Stock Prices and Dividends,” which appears on page 64 of the Annual Report to Shareholders for the year ended December 31, 2003.

Item 6. Selected Financial Data

The information required by this item is incorporated by reference from the section entitled “Selected Financial Data,” which appears on page 32 of the Annual Report to Shareholders for the year ended December 31, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference from the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which appears on pages 33 through 42 of the Annual Report to Shareholders for the year ended December 31, 2003.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” under “Market Risk Summary,” which appears on page 42 of the Annual Report to Shareholders for the year ended December 31, 2003.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the sections entitled “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements,” which appear on pages 43 through 59 of the Annual Report to Shareholders for the year ended December 31, 2003, and from the section entitled “Quarterly Financial Data and Common Stock Prices and Dividends,” which appears on page 64 of the report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal years ended December 31, 2003 and 2002, there were no disagreements between the Company and its accountants on any matter of accounting principle or financial statement disclosure.

Item 9A. Controls and Procedures

The Company has procedures in place for accumulating and evaluating information, which enable it to prepare and file reports with the Securities and Exchange Commission. At the end of the period covered by this report on Form 10-K, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at December 31, 2003. There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to December 31, 2003, and no corrective actions with regard to significant deficiencies or weaknesses.

As a result of procedures required by the Sarbanes-Oxley Act of 2002, the Company formed a committee consisting of key officers, including the chief accounting officer and general counsel, to formalize and expand the Company’s disclosure controls and procedures to ensure that all information required to be disclosed in the Company’s reports is accumulated and communicated to those individuals responsible for the preparation of the reports, and to our principal executive and financial officers, in a manner that will allow timely decisions regarding required disclosures.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information as to the Company’s directors and executive officers is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, including the determination by the Board of Directors with respect to the “audit committee financial expert” and the identity of the members of the Audit Committee of the Board of Directors. Additional information as to the Company’s executive officers is shown under Part I as a separate item.

The Company has adopted a Code of Business Conduct and Ethics for its Board of Directors and senior executives, including the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. The Corporate Governance Guidelines, as well as the full text of the Code of Business Conduct and Ethics can be found on the Company’s website. Additionally, the charters of the Audit, Compensation, Finance and Nominating and Governance Committees of the Board of Directors are posted on the Company’s website. Copies of all of these documents are available upon request by contacting the Corporate Secretary’s office at (818) 223-7500; or by writing to The Ryland Group, Inc., 24025 Park Sorrento, Suite 400, Calabasas, California 91302.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from pages 8 through 14 of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from pages 4 and 12 of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this item.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from page 7 of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a)	1.	Financial Statements

The following consolidated financial statements of The Ryland Group, Inc. and subsidiaries, which are included in the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8:

Consolidated Statements of Earnings – years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets – December 31, 2003 and 2002

Consolidated Statements of Stockholders’ Equity – years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows – years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

			Page No.
(a)	2.	Financial Statement Schedule
		(Filed herewith)

		Schedule II – Valuation and Qualifying Accounts	18

		Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.

(a)	3.	Exhibits

The following exhibits are included with this report or incorporated herein by reference as indicated below:

		3.1	Charter of The Ryland Group, Inc., as amended
(Incorporated by reference from Form 10-K for the year ended December 31, 1989)

		3.2	Bylaws of The Ryland Group, Inc., as amended
(Incorporated by reference from Form 10-K for the year ended December 31, 1996)

		4.1	Rights Agreement, dated as of October 18, 1996, between The Ryland Group, Inc. and ChaseMellon Shareholder Services, L.L.C.
(Incorporated by reference from Form 8-K, filed October 24, 1996)

		4.2	Articles Supplementary, dated as of August 31, 1989
(Incorporated by reference from Form 8-K, filed September 12, 1989)

		4.3	Senior Subordinated Notes, dated as of June 13, 2001
(Incorporated by reference from Registration Statement on Form S-3, Registration Nos. 333-31034 and 333-58208)

		4.4	Senior Notes, dated as of August 16, 2001
(Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-58208)

		4.5	Senior Notes, dated as of May 29, 2003
(Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-100167)

		4.6	Senior Notes, dated as of August 24, 2000
(Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-31034)

		4.7	Amendment to the Rights Agreement, dated as of February 25, 2001, between The Ryland Group, Inc. and Mellon Investor Services L.L.C.
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

		10.1	Lease Agreement between The Ryland Group, Inc. and Kilroy Realty Group, dated as of December 29, 1999
(Incorporated by reference from Form 10-K for the year ended December 31, 1999)

		10.2	2002 Equity Incentive Plan of The Ryland Group, Inc.*, as amended
(Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)

		10.3	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc.*, as amended
(Incorporated by reference from Form 10-K for the year ended December 31, 2000)

		10.4	Amended Credit Agreement, dated as of March 29, 2003, between Ryland Mortgage Company, Associates Funding, Inc. and JP Morgan Chase Bank
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

		10.5	Employment Agreement, dated as of July 1, 2002, between The Ryland Group, Inc. and R. Chad Dreier*
(Incorporated by reference from Form 8-K, filed September 5, 2002)

(a)	3.	Exhibits, continued

		10.6	Senior Executive Severance Agreement between The Ryland Group, Inc. and the executive officers of the Company*
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

		10.7	Amendment and Restatement of the Executive and Director Deferred Compensation Plan, effective March 1, 1998*
(Incorporated by reference from Form 10-K for the year ended December 31, 1999)

		10.8	Non-Employee Directors’ Stock Unit Plan between The Ryland Group, Inc. and the Board of Directors, effective January 1, 1998*
(Incorporated by reference from Form 10-K for the year ended December 31, 1997)

		10.9	Revolving Credit Agreement, dated as of August 22, 2002, between The Ryland Group, Inc. and certain financial institutions, and the first amendment thereto
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2002)

		10.9.1	Second Amendment to the Revolving Credit Agreement, dated as of July 8, 2003, between The Ryland Group, Inc. and certain financial institutions
(Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

		10.10	Amendment of the TRG Incentive Plan, effective January 1, 2003*
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

		10.11	The Ryland Group, Inc. Performance Award Program, effective July 1, 2002*
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

		10.12	The Ryland Group, Inc. Senior Executive Performance Plan*
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

		10.13	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan*
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)

		10.14	The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan*
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)

		12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

		13	Excerpt from Annual Report to Shareholders for the Year Ended December 31, 2003
(Filed herewith)

		21	List of Subsidiaries of the Registrant
(Filed herewith)

		23	Consent of Independent Auditors
(Filed herewith)

		24	Power of Attorney
(Filed herewith)

		31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

(a)	3.	Exhibits, continued

		31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

		32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

		32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

* Management contract or compensatory plan or arrangement

(b)  The Company furnished two Current Reports on Form 8-K during the fourth quarter of 2003.

On October 3, 2003, the Company filed a Current Report on Form 8-K (Items 9 and 12), which furnished Regulation FD disclosure, in connection with its announcement of preliminary net new unit orders and closings for the three months ended September 30, 2003.

On October 21, 2003, the Company filed a Current Report on Form 8-K (Items 9 and 12), which furnished Regulation FD disclosure, in connection with its announcement of financial results for the three and nine months ended September 30, 2003.

The Ryland Group, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

	Balance	Charged to	Deductions	Balance at
	at Beginning	Costs and	and	End of
	of Period	Expenses	Transfers	Period

Valuation allowance:
Homebuilding inventories[1]
2003	$5,340	$25	$(3,839)	$1,526
2002	7,117	2,066	(3,843)	5,340
2001	10,534	11,250	(14,667)	7,117

1 Balances as of December 31, 2003, 2002 and 2001, represent valuation allowances for assets to be disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.

By:

/s/ R. Chad Dreier	March 11, 2004
R. Chad Dreier, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ R. Chad Dreier	March 11, 2004

R. Chad Dreier
Chief Executive Officer

Principal Financial Officer:

/s/ Gordon A. Milne	March 11, 2004

Gordon A. Milne
Chief Financial Officer

Principal Accounting Officer:

/s/ David L. Fristoe	March 11, 2004

David L. Fristoe
Chief Accounting Officer

All members of the Board of Directors: R. Chad Dreier, Daniel T. Bane, Leslie M. Frécon, Roland A. Hernandez, William L. Jews, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Charlotte St. Martin, Paul J. Varello and John O. Wilson

By:

/s/ Timothy J. Geckle	March 11, 2004

Timothy J. Geckle
As Attorney-in-Fact

INDEX OF EXHIBITS

12.1	Computation of Ratio of Earnings to Fixed Charges

13	Excerpt from Annual Report to Shareholders for the Year Ended December 31, 2003

21	List of Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002