Form 10-Q
period 2004-03-31
RYLAND GROUP INC
filed 2004-05-07
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on April 30, 2004, was 24,079,924.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

	Three Months Ended March 31,
	2004	2003
REVENUES
Homebuilding	$738,044	$641,167
Financial services	16,555	18,509

TOTAL REVENUES	754,599	659,676

EXPENSES
Homebuilding
Cost of sales	573,809	507,835
Selling, general and administrative	78,328	69,305
Interest	—	1,165

Total homebuilding expenses	652,137	578,305
Financial services
General and administrative	6,004	5,615
Interest	283	484

Total financial services expenses	6,287	6,099
Corporate expenses	10,954	11,653

TOTAL EXPENSES	669,378	596,057
Earnings before taxes	85,221	63,619
Tax expense	32,810	25,448

NET EARNINGS	$52,411	$38,171

NET EARNINGS PER COMMON SHARE
Basic	$2.19	$1.52
Diluted	$2.06	$1.43
AVERAGE COMMON SHARES OUTSTANDING
Basic	23,973,414	25,156,209
Diluted	25,487,991	26,632,814
DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.02

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Homebuilding
Cash and cash equivalents	$104,548	$314,518
Housing inventories
Homes under construction	847,625	734,280
Land under development and improved lots	632,880	602,504
Consolidated inventory not owned	124,548	59,868

Total inventories	1,605,053	1,396,652
Property, plant and equipment	43,702	40,853
Purchase price in excess of net assets acquired	18,185	18,185
Other	53,886	59,432

	1,825,374	1,829,640

Financial Services
Cash and cash equivalents	3,745	2,186
Mortgage-backed securities and notes receivable	24,710	26,260
Other	22,135	39,824

	50,590	68,270

Other Assets
Net deferred taxes	34,880	37,443
Other	86,161	72,237

TOTAL ASSETS	1,997,005	2,007,590

LIABILITIES
Homebuilding
Accounts payable and other liabilities	334,221	366,131
Long-term debt	540,500	540,500

	874,721	906,631

Financial Services
Accounts payable and other liabilities	15,673	23,376
Short-term notes payable	24,607	26,254

	40,280	49,630

Other Liabilities	138,474	170,136

TOTAL LIABILITIES	1,053,475	1,126,397

MINORITY INTEREST	91,832	56,651

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized — 80,000,000 shares Issued — 24,077,425 (24,276,247 for 2003)	24,077	24,276
Retained earnings	826,539	799,135
Accumulated other comprehensive income	1,082	1,131

TOTAL STOCKHOLDERS’ EQUITY	851,698	824,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,997,005	$2,007,590

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

The Ryland Group, Inc. and subsidiaries
(in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$52,411	$38,171
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,403	7,758
Changes in assets and liabilities:
Increase in inventories	(180,806)	(55,595)
Net change in other assets, payables and other liabilities	(58,346)	(69,801)
Tax benefit from exercise of stock options	3,960	716
Other operating activities, net	8,364	(368)

Net cash used for operating activities	(166,014)	(79,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(13,236)	(7,861)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	2,695	4,086

Net cash used for investing activities	(10,541)	(3,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term notes payable	(1,647)	(4,540)
Common stock dividends	(2,462)	(514)
Common stock repurchases	(37,555)	(21,500)
Proceeds from stock option exercises	3,942	768
Other financing activities, net	5,866	3,476

Net cash used for financing activities	(31,856)	(22,310)

Net decrease in cash and cash equivalents	(208,411)	(105,204)
Cash and cash equivalents at beginning of period	316,704	269,445

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,293	$164,241

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Consolidated inventory not owned relating to option contracts	$84,246	$—

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc., and its wholly owned subsidiaries (“the Company”). Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

The consolidated balance sheet at March 31, 2004, the consolidated statements of earnings for the three months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2004, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 annual report to its shareholders.

Assets presented in the financial statements are net of any valuation allowances.

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the operating results expected for the year ended December 31, 2004.

Note 2. Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it builds homes in 27 markets. The Company’s homebuilding segment specializes in the sale and construction of single-family attached and detached housing. The Company’s financial services segment provides loan origination; title, escrow and insurance brokerage services; and maintains a portfolio of mortgage-backed securities and notes receivable. “Corporate” is a nonoperating business segment whose sole purpose is to support operations. Certain corporate expenses are allocated to the homebuilding and financial services segments. The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings. The accounting policies of the segments are the same as those described in Note A of the Company’s 2003 annual report.

	Three Months Ended March 31,
(in thousands)	2004	2003
Revenues
Homebuilding	$738,044	$641,167
Financial services	16,555	18,509

Total	$754,599	$659,676

Earnings before taxes
Homebuilding	$85,907	$62,862
Financial services	10,268	12,410
Corporate	(10,954)	(11,653)

Total	$85,221	$63,619

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended March 31,
	2004	2003
Numerator
Numerator for basic and diluted earnings per share — earnings available to common stockholders	$52,411	$38,171
Denominator
Denominator for basic earnings per share — weighted-average shares	23,973,414	25,156,209
Effect of dilutive securities:
Stock options	1,235,306	1,040,711
Equity incentive plan	279,271	435,894

Dilutive potential of common shares	1,514,577	1,476,605
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	25,487,991	26,632,814
Net earnings per common share
Basic	$2.19	$1.52
Diluted	$2.06	$1.43

Note 4. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $52.4 million and $38.3 million for the three months ended March 31, 2004 and 2003, respectively.

Note 5. Inventories

Inventories consist principally of homes under construction, land under development and improved lots. Inventories are stated at the lower of cost or fair value.

The following table is a summary of capitalized interest (in thousands):

	2004	2003
Capitalized interest at January 1	$45,163	$40,824
Interest capitalized	12,198	10,715
Interest amortized to cost of sales	(7,391)	(6,496)

Capitalized interest at March 31	$49,970	$45,043

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Investments in Joint Ventures

The Company routinely enters into joint ventures for the purpose of developing land in such locations as Atlanta, Chicago, Dallas, Denver, Orlando, Phoenix and Washington, D.C. In most instances, the Company has less than a controlling interest in the joint venture; however, in certain instances, according to Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” the Company’s investment in certain joint ventures may create a variable interest in a variable interest entity (VIE), depending on the contractual terms of the arrangement, and require consolidation. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns. At March 31, 2004, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities. The Company recorded a $1,000 loss for the quarter ending March 31, 2004 associated with these consolidated joint ventures. Total assets of $35.8 million (including $34.8 million recorded as “Consolidated Inventory Not Owned”), debt of $18.0 million and minority interest of $7.6 million were consolidated.

At March 31, 2004 and December 31, 2003, the Company’s investment in its unconsolidated joint ventures amounted to $5.7 million and $14.0 million, respectively. The Company’s equity in losses of its unconsolidated joint ventures totaled $14,000 for the three-month period ended March 31, 2004, compared to equity in losses of $198,000 for the quarter ended March 31, 2003, respectively. The aggregate assets of the unconsolidated joint ventures in which the Company participated were $31.4 million and $47.3 million at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004 and December 31, 2003, the aggregate debt of the unconsolidated joint ventures in which the Company participated was $18.7 million and $21.1 million, respectively. The Company does not guarantee the debt of its unconsolidated joint ventures.

Note 7. Financial Services Short-term Notes Payable

In March 2004, the Company’s financial services segment renewed and extended a revolving credit facility used to finance mortgage investment portfolio securities. The facility, previously $25.0 million, was renewed for $15.0 million. The agreement matures in March 2005, bears interest at market rates and is collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-purpose subsidiaries. Borrowings outstanding under this facility were $13.3 million and $14.2 million at March 31, 2004 and December 31, 2003, respectively.

Note 8. Purchase Price in Excess of Net Assets Acquired

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

The Company adopted the provisions of SFAS 142 on January 1, 2002, and performs impairment tests of its goodwill annually as of March 31. The Company tests goodwill for impairment, by using the two-step process prescribed in SFAS 142. The first step is used to identify potential impairment, while the second step measures the amount of impairment. The Company had no impairment at March 31, 2004 or 2003.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s application of the nonamortization provisions of SFAS 142 resulted in the elimination of its goodwill amortization expense in 2004 and 2003.

Note 9. Postretirement Benefits

The Company has supplemental, nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At March 31, 2004 and December 31, 2003, the cash surrender value of these contracts was $10.0 million and $6.1 million, respectively. The net periodic benefit cost for these plans for the three months ended March 31, 2004, was $511,000, which included service costs of $783,000, interest costs of $113,000 and investment income of $385,000. For the three months ended March 31, 2003, the net periodic benefit cost was $764,000 and included service costs of $552,000, interest costs of $44,000 and investment losses of $168,000. The $4.9 million and $4.0 million projected benefit obligation at March 31, 2004 and December 31, 2003, respectively, was equal to the net liability recognized in the balance sheet at those dates. For the three-month period ended March 31, 2004, the weighted-average discount rate used for the plans was 7.7 percent, compared to 8.0 percent for the quarter ended March 31, 2003.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Stock-based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation,” as amended by Statement of Financial Accounting Standards No. 148. Since stock option awards are granted at prices no less than the fair market value of the shares at the date of grant, no compensation expense is recognized. Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s net earnings and earnings per share in the first three months of 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following table (in thousands, except share data):

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$52,411	$38,171
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,707)	(1,090)

Pro forma net earnings	$50,704	$37,081

Earnings per share:
Basic — as reported	$2.19	$1.52
Basic — pro forma	2.12	1.47
Diluted — as reported	2.06	1.43
Diluted — pro forma	$1.99	$1.39

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants during the first three months of 2004 and 2003, respectively: a risk-free interest rate of 2.2 percent and 2.0 percent; an expected volatility factor for the market price of the Company’s common stock of 38.5 percent and 37.4 percent; a dividend yield of 0.5 percent and 0.2 percent; and an expected life of three years. The weighted-average fair values at the grant date for options granted during the three months ended March 31, 2004 and 2003, were $22.06 and $11.77, respectively.

Note 11. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At March 31, 2004, the Company had related cash deposits and letters of credit outstanding of $104.3 million for land options and land purchase contracts having a total purchase price of $1,537.0 million. At March 31, 2004, the Company had commitments with respect to option contracts containing specific performance provisions of approximately $55.5 million, compared to $51.5 million at December 31, 2003.

As an on-site housing producer, the Company is often required to obtain bonds and letters of credit in support of its contractual obligations. Some municipalities require the Company to obtain development bonds or letters of credit to assure completion of public facilities within a project. At March 31, 2004,

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

total development bonds were $282.1 million and total related deposits and letters of credit were $45.8 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, the Company does not expect that any currently outstanding bonds or letters of credit will be called.

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

Changes in the Company’s warranty reserve during the period are as follows (in thousands):

	2004	2003
Balance at January 1	$34,258	$29,860
Warranties issued	4,135	3,177
Settlements made	(4,143)	(4,249)
Changes in liability for pre-existing warranties	(2,420)	1,197

Balance at March 31	$31,830	$29,985

Please refer to “Part II, Other Information, Item 1. Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

Note 12. Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant, though not primary, variable interest.

The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. For VIEs created before January 31, 2003, the consolidation requirements applied in the first interim period ending after March 15, 2004 (the Company’s fiscal quarter ending March 31, 2004). Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. The Company has adopted the consolidation and disclosure requirements of FIN 46 for all VIEs effective March 31, 2004.

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

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

at a future point in time, usually at predetermined prices. In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts result in the creation of a variable interest with a VIE holding the land parcel under option.

The Company consolidated $124.5 million of inventory not owned at March 31, 2004, $89.7 million of which pertained to lot option contracts and $34.8 million of which pertained to three of the Company’s homebuilding joint ventures (see Note 6) in accordance with the provisions of FIN 46. While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. This represents the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $5.5 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned. Minority interest totaling $84.2 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. At March 31, 2004, the Company had cash deposits and letters of credit totaling $11.1 million, representing the Company’s current maximum exposure to loss, relating to lot option contracts that were consolidated. Creditors of these VIEs, if any, have no recourse against the Company. At March 31, 2004, the Company had cash deposits and/or letters of credit totaling $65.6 million which were associated with lot option purchase contracts having an aggregate purchase price of $912.5 million and which were related to VIEs in which it did not have a primary variable interest.

Note 13. New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105), which provides guidance regarding interest rate lock commitments (IRLCs) that are accounted for as derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS 133), as amended. SAB 105 states that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of derivative IRLCs and that such value should not be recognized until the underlying loans are sold. SAB 105 is applicable to IRLCs initiated after March 31, 2004. Additionally, SAB 105 requires the disclosure of both the accounting policy for loan commitments, including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. The Company’s current accounting policy for determining the fair value of IRLCs requires consideration of the terms of the individual IRLCs (including loan type, coupon and expected funding date) in comparison to current market conditions. The value of servicing rights and other intangible components representing potential economic gains the Company expects to receive upon disposition of its funded loans is not included in the determination of the fair value of IRLCs throughout the period in which IRLCs are outstanding. Accordingly, the Company believes that implementation of SAB 105 will not have a material impact on its financial condition or results of operations.

IRLCs represent loan commitments with customers at market rates up to 120 days before settlement. IRLCs expose the Company to market risk as a result of increases in mortgage interest rates. Hedging contracts are regularly entered into by the Company for the purpose of mitigating its exposure to movements in interest rates on IRLCs and mortgage loans held-for-sale. The selection of these hedging contracts is based upon the Company’s secondary marketing strategy, which establishes a risk-tolerance level. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The market risk assumed while holding the hedging contracts generally mitigates the market risk associated with IRLCs and mortgage loans held-for-sale.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. The Company manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Certain statements in this quarterly report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations and beliefs concerning future events, and no assurance can be given that the future results described in this quarterly report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “should,” “target,” “will” or other similar words or phrases. For example, the statements that (1) the Company expects its historical sources of funding for the exercise of land options to be adequate to fund future obligations with regard to option contracts and that, as a result, it does not anticipate that the exercise of land options will have a material adverse effect on its liquidity and (2) the Company believes that its available borrowing capacity and its anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future, are forward-looking statements. All forward-looking statements contained herein are based upon information available to the Company on the date of this quarterly report. Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. Forward-looking statements are subject to risks and uncertainties which include, among others:

•	economic changes nationally or in the Company’s local markets, including volatility in interest rates, inflation, changes in consumer confidence levels and the state of the market for homes in general;

•	the availability and cost of land;

•	increased land development costs on projects under development;

•	shortages of skilled labor or raw materials used in the production of houses;

•	increased prices for labor, land and raw materials used in the production of houses;

•	increased competition;

•	failure to anticipate or react to changing consumer preferences in home design;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to laws, regulations, or governmental policies (including those that affect zoning, density, building standards and the environment); or

•	other factors over which the Company has little or no control.

RESULTS OF OPERATIONS

Three months ended March 31, 2004, compared to three months ended March 31, 2003

The Company reported consolidated net earnings of $52.4 million, or $2.06 per diluted share, for the first quarter of 2004, compared to consolidated net earnings of $38.2 million, or $1.43 per diluted share, for the first quarter of 2003. This net earnings increase resulted from higher volume and increased profitability for the homebuilding operations.

The Company’s revenues reached $754.6 million for the first quarter of 2004, up 14.4 percent from $659.7 million for the first quarter of 2003. This increase was primarily attributable to higher closing volume, higher average closing prices and increased design option revenues.

Consolidated inventories owned by the Company, which includes homes under construction, land under development and improved lots, grew 10.7 percent to $1,480.5 million at March 31, 2004, compared to $1,336.8 million at December 31, 2003. Stockholders’ equity increased 3.3 percent, or $27.2 million, during the first three months of 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOMEBUILDING

New orders rose 16.7 percent during the first quarter of 2004, compared to the same period in the prior year. The number of active communities at March 31, 2004, was 306, compared to 322 active communities at March 31, 2003. New orders for the three months ended March 31, 2004, increased 19.6 percent in the North, 1.5 percent in Texas, 15.6 percent in the Southeast and 32.8 percent in the West, compared to the first quarter of 2003.

	North	Texas	Southeast	West	Total

For the three months ended March 31
New Orders (units)
2004	1,413	1,026	1,445	1,086	4,970
2003	1,181	1,011	1,250	818	4,260

Closings (units)
2004	902	523	911	702	3,038
2003	961	629	810	550	2,950

Average Closing Price (in thousands)
2004	$268	$171	$224	$283	$242
2003	$249	$159	$201	$249	$217

Outstanding Contracts at March 31
Units
2004	2,249	1,312	2,757	1,455	7,773
2003	1,966	1,341	2,231	1,140	6,678

Dollars (in millions)
2004	$686	$223	$649	$462	$2,020
2003	$498	$214	$470	$315	$1,497

Average Price (in thousands)
2004	$305	$170	$236	$317	$260
2003	$253	$159	$211	$276	$224

At March 31, 2004, the Company had outstanding contracts for 7,773 units, representing a 16.4 percent increase over its outstanding contracts at March 31, 2003. Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at March 31, 2004, was $2.0 billion, an increase of 35.0 percent from March 31, 2003, due, in part, to a 16.1 percent increase in average price.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations for the homebuilding segment are summarized as follows (in thousands):

	Three Months Ended March 31,
	2004	2003

Revenues	$738,044	$641,167

Gross profit	164,235	133,332
Selling, general and administrative expenses	78,328	69,305
Interest expense	—	1,165

Homebuilding pretax earnings	$85,907	$62,862

Three months ended March 31, 2004, compared to three months ended March 31, 2003

The homebuilding segment reported pretax earnings of $85.9 million for the first quarter of 2004, compared to $62.9 million for the same period in the prior year. Homebuilding results for the first quarter of 2004 rose from 2003 primarily due to a higher closing volume, higher average closing prices of homes sold and increased margins on homes closed.

Homebuilding revenues increased $96.8 million for the first quarter of 2004, compared to 2003, due to a 3.0 percent increase in closings and an 11.5 percent increase in average closing price. The increase in closings in the first quarter of 2004 was due to a higher backlog at December 31, 2003, and a 16.7 percent increase in new home orders during the three months ended March 31, 2004.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the first quarter of 2004. Homebuilding revenues for the three months ended March 31, 2004 included $3.8 million from land sales, compared to $2.0 million for the first quarter of 2003, which contributed net gains of $0.4 million and $0.5 million to pretax earnings in 2004 and 2003, respectively.

Gross profit margins from home sales averaged 22.3 percent for the first quarter of 2004, compared to 20.8 percent for the first quarter of 2003. This improvement was primarily due to sales prices increasing at a greater rate than costs, which resulted, in part, from cost-saving initiatives.

Selling, general and administrative expenses, as a percentage of revenue, were 10.6 percent for the three months ended March 31, 2004, compared to 10.8 percent for the same period in the prior year. These costs decreased, as a percentage of revenue, primarily as a result of lower marketing and legal costs.

The Company capitalized all interest incurred during the first quarter of 2004 due to increased development activity in a greater number of new communities during the period with no incremental debt. This compares to interest expense of $1.2 million in the first quarter of 2003.

FINANCIAL SERVICES

For the three months ended March 31, 2004, the financial services segment reported pretax earnings of $10.3 million, compared to $12.4 million for the same period in 2003. The decrease for the first quarter of 2004 compared to the same period in the prior year was primarily attributable to a more competitive marketplace and an increase in less profitable adjustable rate mortgage product.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations of the Company’s financial services segment are summarized as follows (in thousands):

	Three Months Ended March 31,
	2004	2003

Revenues
Net gains on sales of mortgages and mortgage servicing rights	$9,890	$11,553
Title/escrow/insurance	4,520	3,637
Net origination fees	1,174	1,755
Interest
Mortgage-backed securities and notes receivable	771	1,263
Other	200	244

Total interest	971	1,507
Other	—	57

Total revenues	16,555	18,509
Expenses
General and administrative	6,004	5,615
Interest	283	484

Total expenses	6,287	6,099

Pretax earnings	$10,268	$12,410

Originations (units)	2,395	2,423
Ryland Homes origination capture rate	84.3%	85.2%
Mortgage-backed securities and notes receivable average balance	$24,361	$38,728

Three months ended March 31, 2004, compared to three months ended March 31, 2003

Revenues for the financial services segment decreased 10.3 percent to $16.6 million for the first quarter of 2004, compared to the same period in the prior year. The decline was attributable to a 1.2 percent decrease in the number of originations and an increase in adjustable rate mortgage product, which yields lower servicing premiums and, in turn, results in lower gains on sales of mortgages, partially offset by increased revenues from the title, escrow and insurance operations resulting from increased volume. The capture rate of mortgages originated for customers of the homebuilding segment was 84.3 percent in the first quarter of 2004, compared to 85.2 percent in the first quarter of 2003.

For the three months ended March 31, 2004, general and administrative expenses were $6.0 million, versus $5.6 million for the same period in 2003. This was primarily due to increased personnel expenses, due to the opening of new branch offices in order to support Ryland Homes’ growth.

Interest expense decreased 41.5 percent for the three months ended March 31, 2004, compared to the same period in 2003. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from continued runoff of the underlying collateral.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE

Three months ended March 31, 2004, compared to three months ended March 31, 2003

Corporate expenses were $11.0 million and $11.7 million for the three months ended March 31, 2004 and 2003, respectively. The decrease was primarily attributable to lower operational expenses, an increase in earnings on postretirement benefit plans (see Note 9) and the effect of a lower stock price in the first quarter relative to the full year of 2003.

INCOME TAXES

The income tax amounts represented effective income tax rates of approximately 38.5 percent for the first quarter of 2004 and 40.0 percent for the first quarter of 2003. The decrease in the effective income tax rate in 2004 was due primarily to the reduction of state income taxes resulting from the current mix of income in taxing states and settled audits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

Net earnings provided $52.4 million in the first quarter of 2004 and $38.2 million in the same period of 2003, primarily as a result of increased profitability. The cash provided was invested principally in inventory of $180.8 million and $55.6 million, as well as in stock repurchases of $37.6 million and $21.5 million for the quarters ended March 31, 2004 and 2003, respectively. Additionally, net changes in assets and liabilities used $58.3 million and $69.8 million during the three months ended March 31, 2004 and 2003, respectively. Dividends totaling $0.10 and $0.02 per share were declared in the quarterly periods ending March 31, 2004 and 2003, respectively.

Consolidated inventories owned by the Company increased to $1,480.5 million at March 31, 2004, from $1,336.8 million at December 31, 2003, primarily in support of a significantly higher backlog of homes sold. The Company attempts to maintain approximately a four-year supply of land, with half or more controlled through options. At March 31, 2004, the Company controlled 69,463 lots (a 4.7-year supply based on actual 2003 closings), with 26,522 lots owned and 42,941 lots, or 61.8 percent, under option. The Company has historically funded the exercise of land options through a combination of operating cash flows and borrowings under its revolving credit facility. The Company expects these sources to continue to be adequate to fund future obligations with regard to option contracts; therefore, it does not anticipate that the exercise of land options will have a material adverse effect on its liquidity. In an effort to increase liquidity in prior years, models were sold and leased back on a selective basis. As cash balances increased, model leases declined. The Company owned 63.5 percent of its model homes at March 31, 2004, versus 46.1 percent at March 31, 2003.

During the three months ended March 31, 2004, the Company repurchased 500,000 shares of its outstanding common stock at a cost of approximately $37.6 million. At March 31, 2004, the Company had authorization from its Board of Directors to purchase an additional 1.4 million shares. The Company’s stock repurchase program has been funded primarily through internally generated funds.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable.

Senior and senior subordinated notes outstanding totaled $540.5 million at March 31, 2004 and December 31, 2003.

The Company uses its $400.0 million unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital when necessary. There were no outstanding borrowings under this facility at March 31, 2004 or December 31, 2003. The Company had letters of credit outstanding under this facility, which totaled $104.7 million at March 31, 2004, and $93.3 million at December 31, 2003. Unused borrowing capacity under this facility was $295.3 million and $306.7 million at March 31, 2004 and December 31, 2003, respectively. The Company is currently in the process of negotiating a new unsecured revolving credit facility.

The senior and senior subordinated note and indenture agreements, and the unsecured revolving credit facility, contain numerous restrictive covenants, which include, among other things, limitations on change of control; liens and guarantees; dividends and distributions; sale of assets; modification of debt instruments; transactions with affiliates; and inventory. At March 31, 2004, the Company was in compliance with these covenants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At March 31, 2004, such notes payable outstanding amounted to $7.2 million, compared to $7.1 million at December 31, 2003.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include a repurchase agreement facility, which provides for borrowings of up to $80.0 million, and a $15.0 million revolving credit facility, which finances investment portfolio securities. At March 31, 2004 and December 31, 2003, the combined borrowings of the financial services segment, outstanding under all agreements, were $24.6 million and $26.3 million, respectively.

Although the Company’s limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues, expenses and portfolio balances continue to decline as mortgage collateral pledged to secure the bonds decreases due to scheduled payments and prepayments. The source of cash for the bond payments was cash received from mortgage loans, notes receivable and mortgage-backed securities.

The Ryland Group, Inc. has not guaranteed the debt of either its financial services segment or its limited-purpose subsidiaries.

The Company’s 2002 Shelf Registration Statement, filed on September 27, 2002, with the U.S. Securities and Exchange Commission (SEC) for up to $250.0 million of the Company’s debt and equity securities, was declared effective by the SEC on October 7, 2002. The 2002 Shelf Registration Statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In June 2003, the Company issued a $150.0 million aggregate principal amount of 5.4 percent senior notes pursuant to this Shelf Registration Statement. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions. The Company filed a Shelf Registration Statement with the SEC for up to $250.0 million of the Company’s debt and equity securities on March 19, 2004. As of the date of this filing, this Shelf Registration Statement has not been declared effective by the SEC.

The Company believes that its available borrowing capacity at March 31, 2004, and anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future.

There have been no material changes in the Company’s contractual cash obligations and commercial commitments from December 31, 2003. For information regarding the Company’s contractual cash obligations and commercial commitments, refer to The Ryland Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2003.

OFF–BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At March 31, 2004, the Company had $104.3 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $1,537.0 million. Only $55.5 million of the $1,537.0 million in land and lot option purchase contracts contain

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

specific performance clauses which require the Company to purchase the land or lots upon satisfaction of certain requirements by both the sellers and the Company. Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” the Company consolidated $124.5 million of inventory not owned at March 31, 2004, $89.7 million of which pertained to the consolidation of lot option contracts and $34.8 million of which pertained to the consolidation of three of the Company’s homebuilding joint ventures. (See Notes 6 and 12.)

At March 31, 2004, the Company had outstanding letters of credit of $45.8 million and performance bonds of $282.1 million, issued by third parties, to secure performance under various contracts. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be performed in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are performed, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations. The Company has no material third-party guarantees.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2004, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in the Company’s market risk from December 31, 2003. For information regarding the Company’s market risk, refer to The Ryland Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

The Company has procedures in place for accumulating and evaluating information necessary to prepare and file reports with the Securities and Exchange Commission. An evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at March 31, 2004. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2004, and has concluded that there was no change during the quarterly period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 15, 2004, a stockholder class action lawsuit was filed against the Company and two of its officers in the United States District Court for the Northern District of Texas. The lawsuit alleges violations of federal securities law as a result of information about home sales during the fourth quarter of 2003. The Company and the individual defendants intend to vigorously defend themselves.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition of the Company.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following is a table summarizing the issuer’s purchases of its own equity securities during the quarter ended March 31, 2004:

			Total Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares That
	Number of	Average	of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs

January 1-31	500,000	$75.11	500,000	438,600
February 1-29	—	—	—	1,438,600
March 1-31	—	—	—	1,438,600

Total	500,000	$75.11	500,000	1,438,600

On July 11, 2003, the Company announced that it had received authorization from its Board of Directors for the Company’s purchase of one million shares of its common stock in open-market transactions. At March 31, 2004, 438,600 shares were available for purchase in accordance with this authorization. This authorization does not have an expiration date.

On February 26, 2004, the Company announced that it had received authorization from its Board of Directors for the Company’s purchase of one million additional shares of its common stock in open-market transactions. At March 31, 2004, one million shares were available for purchase in accordance with this authorization. This authorization does not have an expiration date.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on April 21, 2004. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year; approve The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan; and consider a proposal from Calvert Asset Management Company (a stockholder) regarding the preparation of a GRI-based sustainability report.

Proxies representing 20,784,656 shares of stock eligible to vote at the meeting, or 87.2 percent of the outstanding shares, were voted.

The 11 incumbent directors nominated by the Company were re-elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
R. Chad Dreier	20,462,735	321,921
Daniel T. Bane	20,606,324	178,332
Leslie M. Frécon	20,548,218	236,438
Roland A. Hernandez	20,379,845	404,811
William L. Jews	19,738,028	1,046,628
Ned Mansour	20,608,559	176,097
Robert E. Mellor	19,741,470	1,043,186
Norman J. Metcalfe	19,876,356	908,300
Charlotte St. Martin	19,912,043	872,613
Paul J. Varello	20,573,959	210,697
John O. Wilson	20,602,789	181,867

The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan was approved by 81.6 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
15,335,107	3,394,596	72,835

The proposal from Calvert Asset Management Company regarding the preparation of a GRI-based sustainability report was not approved. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
7,353,772	10,076,623	1,372,143

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	EXHIBITS

10.4	Amended Credit Agreement, dated as of March 29, 2004, between Ryland Mortgage Company, Associates Funding, Inc. and JPMorgan Chase Bank (Filed herewith)

10.15	The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

B.	REPORTS ON FORM 8-K

On January 8, 2004, the Company furnished a Current Report on Form 8-K (Items 9 and 12), which included Regulation FD disclosure, in connection with its announcement of preliminary net new unit orders and closings for the three months ended December 31, 2003, as well as an update of 2003 and 2004 earnings guidance.

On January 21, 2004, the Company furnished a Current Report on Form 8-K (Items 9 and 12), which included Regulation FD disclosure, in connection with its announcement of financial results for the three and twelve months ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC. Registrant

May 7, 2004	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 7, 2004	By:	/s/ David L. Fristoe
Date	David L. Fristoe Senior Vice President, Chief Information Officer, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

A.	EXHIBITS

Exhibit No.

10.4	Amended Credit Agreement, dated as of March 29, 2004, between Ryland Mortgage Company, Associates Funding, Inc. and JPMorgan Chase Bank (Filed herewith)

10.15	The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)