Form 10-Q
period 2004-06-30
RYLAND GROUP INC
filed 2004-08-06
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on July 31, 2004, was 23,713,714.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Homebuilding	$899,251	$816,168	$1,637,295	$1,457,335
Financial services	19,270	23,863	35,825	42,372

TOTAL REVENUES	918,521	840,031	1,673,120	1,499,707

EXPENSES
Homebuilding
Cost of sales	676,628	639,170	1,250,437	1,147,005
Selling, general and administrative	95,212	87,885	173,540	157,190
Interest	210	2,236	210	3,401

Total homebuilding expenses	772,050	729,291	1,424,187	1,307,596
Financial services
General and administrative	5,963	5,876	11,967	11,491
Interest	298	320	581	804

Total financial services expenses	6,261	6,196	12,548	12,295
Corporate expenses	15,802	14,472	26,756	26,125

TOTAL EXPENSES	794,113	749,959	1,463,491	1,346,016
Earnings before taxes	124,408	90,072	209,629	153,691
Tax expense	47,898	36,028	80,708	61,476

NET EARNINGS	$76,510	$54,044	$128,921	$92,215

NET EARNINGS PER COMMON SHARE
Basic	$3.19	$2.17	$5.38	$3.68
Diluted	$3.03	$2.03	$5.08	$3.46
AVERAGE COMMON SHARES
OUTSTANDING
Basic	23,959,181	24,961,543	23,965,291	25,058,679
Diluted	25,280,743	26,599,952	25,381,457	26,635,256
DIVIDENDS DECLARED
PER COMMON SHARE	$0.10	$0.02	$0.20	$0.04

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Homebuilding
Cash and cash equivalents	$40,400	$314,518
Housing inventories
Homes under construction	983,715	734,280
Land under development and improved lots	628,318	602,504
Consolidated inventory not owned	112,586	59,868

Total inventories	1,724,619	1,396,652
Property, plant and equipment	46,314	40,853
Purchase price in excess of net assets acquired	18,185	18,185
Other	52,654	59,432

	1,882,172	1,829,640

Financial Services
Cash and cash equivalents	10,166	2,186
Mortgage-backed securities and notes receivable	22,923	26,260
Other	25,540	39,824

	58,629	68,270

Other Assets
Net deferred taxes	37,566	37,443
Other	85,100	72,237

TOTAL ASSETS	2,063,467	2,007,590

LIABILITIES
Homebuilding
Accounts payable and other liabilities	364,363	366,131
Long-term debt	540,500	540,500

	904,863	906,631

Financial Services
Accounts payable and other liabilities	17,016	23,376
Short-term notes payable	22,720	26,254

	39,736	49,630

Other Liabilities	144,939	170,136

TOTAL LIABILITIES	1,089,538	1,126,397

MINORITY INTEREST	80,019	56,651

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized — 80,000,000 shares
Issued — 23,706,438 (24,276,247 for 2003)	23,706	24,276
Retained earnings	869,204	799,135
Accumulated other comprehensive income	1,000	1,131

TOTAL STOCKHOLDERS’ EQUITY	893,910	824,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,063,467	$2,007,590

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

The Ryland Group, Inc. and subsidiaries
(in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$128,921	$92,215
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,246	16,542
Changes in assets and liabilities:
Increase in inventories	(312,577)	(141,029)
Net change in other assets, payables and other liabilities	(25,802)	(22,349)
Tax benefit from exercise of stock options	5,985	8,294
Other operating activities, net	8,696	969

Net cash used for operating activities	(176,531)	(45,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(23,974)	(16,713)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	4,431	8,364

Net cash used for investing activities	(19,543)	(8,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	—	150,000
Decrease in short-term notes payable	(3,534)	(8,903)
Common stock dividends	(4,889)	(1,018)
Common stock repurchases	(73,385)	(53,979)
Proceeds from stock option exercises	5,920	8,132
Other financing activities, net	5,824	5,537

Net cash (used for) provided by financing activities	(70,064)	99,769

Net (decrease) increase in cash and cash equivalents	(266,138)	46,062
Cash and cash equivalents at beginning of period	316,704	269,445

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,566	$315,507

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Increases in consolidated inventory not owned related to land options	$15,390	$6,134

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

				ACCUMULATED
				OTHER	TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	EQUITY
BALANCE AT DECEMBER 31, 2003	$24,276	$—	$799,135	$1,131	$824,542
Comprehensive income:
Net earnings			128,921		128,921
Other comprehensive income, net of tax:
Unrealized losses on mortgage-backed securities, net of taxes of $(80)				(131)	(131)

Total comprehensive income					128,790
Common stock dividends (per share $0.20)			(4,818)		(4,818)
Repurchase of common stock	(962)	(18,389)	(54,034)		(73,385)
Employee stock plans and related income tax benefit	392	18,389			18,781

BALANCE AT JUNE 30, 2004	$23,706	$—	$869,204	$1,000	$893,910

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

The consolidated balance sheet at June 30, 2004, the consolidated statements of earnings for the three and six months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2004, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 annual report to its stockholders.

Assets presented in the financial statements are net of any valuation allowances.

The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the operating results expected for the year ended December 31, 2004.

Note 2. Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it builds homes in 27 markets. The Company’s homebuilding segment specializes in the sale and construction of single-family attached and detached housing. Its financial services segment provides loan origination; title, escrow and insurance brokerage services; and maintains a portfolio of mortgage-backed securities and notes receivable. “Corporate” is a nonoperating business segment with the sole purpose of supporting operations. Certain corporate expenses are allocated to the homebuilding and financial services segments. The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings. The accounting policies of the segments are the same as those described in Note A of the Company’s 2003 annual report.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Revenues
Homebuilding	$899,251	$816,168	$1,637,295	$1,457,335
Financial services	19,270	23,863	35,825	42,372

Total	$918,521	$840,031	$1,673,120	$1,499,707

Earnings before taxes Homebuilding	$127,201	$86,877	$213,108	$149,739
Financial services	13,009	17,667	23,277	30,077
Corporate	(15,802)	(14,472)	(26,756)	(26,125)

Total	$124,408	$90,072	$209,629	$153,691

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator
Numerator for basic and diluted earnings per share — earnings available to common stockholders	$76,510	$54,044	$128,921	$92,215
Denominator
Denominator for basic earnings per share — weighted-average shares	23,959,181	24,961,543	23,965,291	25,058,679
Effect of dilutive securities:
Stock options	1,136,362	1,303,098	1,182,924	1,190,779
Equity incentive plan	185,200	335,311	233,242	385,798

Dilutive potential of common shares	1,321,562	1,638,409	1,416,166	1,576,577
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	25,280,743	26,599,952	25,381,457	26,635,256
Net earnings per common share
Basic	$3.19	$2.17	$5.38	$3.68
Diluted	$3.03	$2.03	$5.08	$3.46

Options to purchase 517,300 shares and 110,000 shares of common stock at various prices were outstanding at June 30, 2004, but were not included in the computation of diluted earnings per share for the three- and six-month periods ended June 30, 2004, respectively, because the exercise prices were greater than the average market price of the common shares, and, therefore, their effect would be antidilutive. At June 30, 2003, options to purchase 2,500 shares of common stock were outstanding but were excluded from the computation of diluted earnings per share for the three- and six-month periods ended June 30, 2003.

Note 4. Inventories

Inventories consist principally of homes under construction, land under development, improved lots and consolidated inventory not owned (see Note 13). Inventories are stated at the lower of cost or fair value.

The following table is a summary of capitalized interest (in thousands):

	2004	2003
Capitalized interest at January 1	$45,163	$40,824
Interest capitalized	25,775	20,909
Interest amortized to cost of sales	(16,613)	(15,608)

Capitalized interest at June 30	$54,325	$46,125

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $76.4 million and $54.0 million for the three months ended June 30, 2004 and 2003, respectively. Comprehensive income for the six months ended June 30, 2004 and 2003, was $128.8 million and $92.4 million, respectively.

Note 6. Investments in Joint Ventures

The Company routinely enters into joint ventures for the purpose of acquisition and co-development of lots in such locations as Atlanta, Chicago, Dallas, Denver, Orlando, Phoenix and Washington, D.C. At June 30, 2004 and December 31, 2003, the Company’s investment in its unconsolidated joint ventures amounted to $5.3 million and $14.0 million, respectively. The Company recognizes its share of the respective joint venture’s earnings from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead it reduces its cost basis in these lots by its share of the earnings from the lots. The Company’s equity in earnings of its unconsolidated joint ventures totaled $5.6 million for the three-month period ended June 30, 2004, compared to $39,000 for the three-month period ended June 30, 2003. The Company’s equity in earnings of its unconsolidated joint ventures totaled $5.6 million for the six-month period ended June 30, 2004, compared to equity in losses of $159,000 for the six-month period ended June 30, 2003. The increase in 2004 resulted from a $5.4 million gain on the sale of land to a third party in one joint venture in Atlanta. The aggregate assets of the unconsolidated joint ventures in which the Company participated were $16.7 million and $47.3 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004 and December 31, 2003, the aggregate debt of the unconsolidated joint ventures in which the Company participated was $4.7 million and $21.1 million, respectively. The Company does not guarantee the debt of its unconsolidated joint ventures.

In most instances, the Company has less than a controlling interest in the joint venture; however, in certain instances, according to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” the Company’s investment in certain joint ventures may create a variable interest in a variable interest entity (VIE), depending on the contractual terms of the arrangement, and require consolidation. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns. At June 30, 2004, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities. The Company recorded pretax earnings of $79,000 for the quarter ending June 30, 2004, associated with these consolidated joint ventures. Total assets of $33.5 million (including $33.3 million recorded as “Consolidated Inventory Not Owned”), debt of $17.6 million and minority interest of $8.0 million were consolidated.

Note 7. Unsecured Revolving Credit Facility

In June 2004, the Company executed an agreement for a new $500.0 million unsecured revolving credit facility. The agreement, maturing in June 2009, contains an accordion feature under which the aggregate commitment may be increased up to $650.0 million, subject to the availability of additional commitments. Borrowings under this agreement bear interest at variable short-term rates. In addition to the stated interest rates, the agreement requires the Company to pay certain fees. There were no outstanding borrowings under this agreement at June 30, 2004. The agreement contains numerous restrictive covenants. At June 30, 2004, the Company was in compliance with these covenants.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The obligation of the Company to pay principal and interest is guaranteed jointly and severally, on a senior basis, by The Ryland Group, Inc. and substantially all of its wholly-owned homebuilding subsidiaries. The guarantees are full and unconditional. Our financial services subsidiaries did not guarantee the debt.

Note 8. Financial Services’s Short-term Notes Payable

In March 2004, the Company’s financial services segment renewed and extended a revolving credit facility used to finance mortgage investment portfolio securities. The facility, previously $25.0 million, was renewed for $15.0 million. The agreement matures in March 2005, bears interest at market rates and is collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-purpose subsidiaries. Borrowings outstanding under this facility were $12.7 million and $14.2 million at June 30, 2004 and December 31, 2003, respectively.

Note 9. Purchase Price in Excess of Net Assets Acquired

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets no longer be amortized but be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity-method investments no longer be amortized. The Company’s application of the nonamortization provisions of SFAS 142 resulted in the elimination of its goodwill amortization expense in 2004 and 2003.

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

Note 10. Postretirement Benefits

The Company has supplemental, nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At June 30, 2004 and December 31, 2003, the cash surrender value of these contracts was $10.1 million and $6.1 million, respectively. The net periodic benefit cost for these plans for the three months ended June 30, 2004, was $1.3 million, which included service costs of $1.2 million, interest costs of $168,000 and investment earnings of $57,000. For the three months ended June 30, 2003, the net periodic benefit cost was $367,000 and included service costs of $709,000, interest costs of $57,000 and investment earnings of $399,000. The net periodic benefit cost for these plans for the six months ended June 30, 2004, was $1.8 million and included service costs of $2.0 million, interest costs of $281,000 and investment earnings of $442,000. For the six months ended June 30, 2003, the net periodic benefit cost was $1.1 million and included service costs of $1.3 million, interest costs of $101,000 and investment earnings of $231,000. The $6.3 million and $4.0 million projected benefit obligations at June 30, 2004 and December 31, 2003, respectively, were equal to the net liability recognized in the balance sheet at those dates. For the six-month period ended June 30,

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2004, the weighted-average discount rate used for the plans was 7.7 percent, compared to 8.0 percent for the same period in 2003.

Note 11. Stock-based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation,” as amended by Statement of Financial Accounting Standards No. 148. Since stock option awards are granted at prices no less than the fair market value of the shares at the date of grant, no compensation expense is recognized. Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s net earnings and earnings per share in the first six months of 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following table (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$76,510	$54,044	$128,921	$92,215
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,870)	(1,143)	(3,577)	(2,233)

Pro forma net earnings	$74,640	$52,901	$125,344	$89,982

Earnings per share:
Basic — as reported	$3.19	$2.17	$5.38	$3.68
Basic — pro forma	3.12	2.12	5.23	3.59
Diluted — as reported	3.03	2.03	5.08	3.46
Diluted — pro forma	$2.95	$1.99	$4.94	$3.38

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants during the first six months of 2004 and 2003, respectively: a risk-free interest rate of 2.2 percent and 2.0 percent; an expected volatility factor for the market price of the Company’s common stock of 38.5 percent and 37.4 percent; a dividend yield of 0.5 percent and 0.2 percent; and an expected life of three years. The weighted-average fair values at the grant date for options granted during the six months ended June 30, 2004 and 2003, were $22.06 and $11.83, respectively.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At June 30, 2004, it had related cash deposits and letters of credit outstanding of $115.5 million for land options and land purchase contracts having a total purchase price of $1.8 billion. At June 30, 2004, the Company had commitments with respect to option contracts containing specific performance provisions of approximately $73.1 million, compared to $51.5 million at December 31, 2003.

As an on-site housing producer, the Company is often required by some municipalities to obtain development bonds and letters of credit in support of its contractual obligations. At June 30, 2004, total development bonds were $271.8 million, while total related deposits and letters of credit were $43.7 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

Interest rate lock commitments (IRLCs) represent loan commitments with customers at market rates up to 120 days before settlement. At June 30, 2004, the Company had outstanding IRLCs totaling $122.3 million with its homebuyers. Hedging contracts are entered into to mitigate the risk associated with interest rate fluctuations on IRLCs. See further discussion of IRLCs in Note 14.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In accordance with the provisions of FIN 45, the Company adopted its disclosure provisions on December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

The Company provides its customers with product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. It estimates and records warranty liabilities based on historical experience and known risks at the time a home closes. In the case of unexpected claims, these liabilities are based upon identification and quantification of the obligations. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the accruals as necessary.

Changes in the Company’s warranty reserve during the period are as follows (in thousands):

	2004	2003
Balance at January 1	$34,258	$29,860
Warranties issued	7,671	8,227
Settlements made	(9,261)	(8,138)
Changes in the liability for accruals related to pre-existing warranties	(1,115)	3,296

Balance at June 30	$31,553	$33,245

Please refer to “Part II, Other Information, Item 1. Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13. Variable Interest Entities

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

The Company routinely enters into joint ventures for the purpose of developing land. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, it will fund stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts result in the creation of a variable interest with a VIE holding the land parcel under option.

In accordance with the provisions of FIN 46, the Company consolidated $112.6 million of inventory not owned at June 30, 2004, $79.3 million of which pertained to lot option contracts and $33.3 million of which pertained to three of the Company’s homebuilding joint ventures (see Note 6). While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. This represents the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $7.2 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned. Minority interest totaling $72.0 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. At June 30, 2004, the Company had cash deposits and letters of credit totaling $12.7 million, representing its current maximum exposure to loss, relating to lot option contracts that were consolidated. Creditors of these VIEs, if any, have no recourse against the Company. At June 30, 2004, the Company had cash deposits and/or letters of credit totaling $67.6 million which were associated with lot option purchase contracts that had an aggregate purchase price of $1.1 billion and that were related to VIEs in which it did not have a primary variable interest.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14. New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding interest rate lock commitments (IRLCs) that are accounted for as derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivatives and Hedging Activities,” as amended. SAB 105 states that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of derivative IRLCs and that such value should not be recognized until the underlying loans are sold. SAB 105 is applicable to IRLCs initiated after March 31, 2004. Additionally, SAB 105 requires the disclosure of both the accounting policy for loan commitments, including the methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. The Company’s current accounting policy for determining the fair value of IRLCs requires consideration of the terms of the individual IRLCs (including loan type, coupon and expected funding date) in comparison to current market conditions. The value of servicing rights and other intangible components representing potential economic gains the Company expects to receive upon disposition of its funded loans is not included in the determination of the fair value of IRLCs while they are outstanding. The implementation of SAB 105 did not have a material impact on the Company’s financial condition or results of operations.

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

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. It manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Certain statements in this quarterly report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations and beliefs concerning future events, and no assurance can be given that the future results described in this quarterly report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “should,” “target,” “will” or other similar words or phrases. For example, the statements that (1) the Company expects its earnings growth to exceed 30 percent in 2004, (2) the Company expects its historical sources of funding for the exercise of land options to be adequate to fund future obligations with regard to option contracts and that, as a result, it does not anticipate that the exercise of land options will have a material adverse effect on its liquidity and (3) the Company believes that its available borrowing capacity and its anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future, are forward-looking statements. All forward-looking statements contained herein are based upon information available to the Company on the date of this quarterly report. Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company reported consolidated net earnings of $76.5 million, or $3.03 per diluted share, for the second quarter of 2004, compared to consolidated net earnings of $54.0 million, or $2.03 per diluted share, for the second quarter of 2003. This net earnings increase resulted from higher revenues and increased profitability from homebuilding operations.

The Company’s revenues reached $918.5 million for the second quarter of 2004, up 9.4 percent from $840.0 million for the second quarter of 2003. This increase was primarily attributable to higher average closing prices and increased design option revenues, partially offset by lower revenues in the financial services segment.

The value of outstanding sales contracts increased 35.8 percent at June 30, 2004, as compared to June 30, 2003, and the average price of outstanding contracts, which continued to rise, was 7.3 percent higher than the average price of closings year-to-date.

The Company’s operations continue to generate significant levels of cash, which has been reinvested to fund its future growth. Liquidity was enhanced as a result of the expansion of the Company’s revolving credit facility to $500.0 million.

Consolidated inventories owned by the Company, which includes homes under construction, land under development and improved lots, grew 20.6 percent to $1.6 billion at June 30, 2004, compared to $1.3 billion at December 31, 2003, primarily due to an increase in backlog and related construction activities. Land under development increased by 4.3 percent, while the number of lots under the Company’s control increased to 72,217, or 31.6 percent.

Liabilities decreased slightly due to static long-term debt and the timing of incentive compensation accruals; leverage also declined.

Return on beginning equity exceeded 35.0 percent, on an annualized basis, for the quarter ended June 30, 2004. The Company continued to repurchase stock, acquiring 462,000 shares during the second quarter of 2004. Stockholders’ equity increased 8.4 percent, or $69.4 million, during the first six months of 2004.

Based on year-to-date results, the current backlog of homes sold and related margins, the Company expects its earnings growth to exceed 30.0 percent in 2004.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Homebuilding

New orders rose 2.2 percent during the second quarter of 2004, compared to the same period in the prior year. New orders for the three months ended June 30, 2004, increased 4.8 percent in the Southeast and 18.0 percent in the West but decreased 9.2 percent in the North and 1.9 percent in Texas, compared to the second quarter of 2003. The number of active communities at June 30, 2004, was 318, compared to 330 active communities at June 30, 2003. The decrease in community count was attributable to the timing of project openings in Florida, Las Vegas and the mid-Atlantic region.

New orders rose 9.1 percent during the six months ended June 30, 2004, compared to the same period in the prior year. New orders for the six months ended June 30, 2004, increased 4.7 percent in the North, 9.9 percent in the Southeast and 24.8 percent in the West but decreased 0.2 percent in Texas, compared to the six months ended June 30, 2003.

	North	Texas	Southeast	West	Total
For the three months ended June 30
New Orders (units)
2004	1,165	997	1,463	1,136	4,761
2003	1,282	1,016	1,396	963	4,657

Closings (units)
2004	1,180	621	1,043	686	3,530
2003	1,161	834	956	688	3,639

Average Closing Price (in thousands)
2004	$280	$170	$226	$304	$249
2003	$256	$157	$205	$269	$223

For the six months ended June 30
New Orders (units)
2004	2,578	2,023	2,908	2,222	9,731
2003	2,463	2,027	2,646	1,781	8,917

Closings (units)
2004	2,082	1,144	1,954	1,388	6,568
2003	2,122	1,463	1,766	1,238	6,589

Average Closing Price (in thousands)
2004	$275	$171	$225	$293	$246
2003	$253	$158	$203	$260	$220

Outstanding Contracts at June 30
Units
2004	2,234	1,688	3,177	1,905	9,004
2003	2,087	1,523	2,671	1,415	7,696

Dollars (in millions)
2004	$698	$286	$765	$631	$2,380
2003	$543	$247	$569	$393	$1,752

Average Price (in thousands)
2004	$312	$169	$241	$331	$264
2003	$260	$162	$213	$278	$228

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2004, the Company had outstanding contracts for 9,004 units, representing a 17.0 percent increase over its outstanding contracts at June 30, 2003. Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at June 30, 2004, was $2.4 billion, an increase of 35.8 percent from June 30, 2003, due to a rise in the number of outstanding contracts and a 15.8 percent increase in average price.

Results of operations for the homebuilding segment are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$899,251	$816,168	$1,637,295	$1,457,335
Cost of sales	676,628	639,170	1,250,437	1,147,005

Gross profit	222,623	176,998	386,858	310,330
Selling, general and administrative expenses	95,212	87,885	173,540	157,190
Interest expense	210	2,236	210	3,401

Homebuilding pretax earnings	$127,201	$86,877	$213,108	$149,739

Three months ended June 30, 2004, compared to three months ended June 30, 2003

The homebuilding segment reported pretax earnings of $127.2 million for the second quarter of 2004, compared to $86.9 million for the same period in the prior year. Homebuilding results for the second quarter of 2004 rose from 2003, primarily due to higher average closing prices and increased margins on homes closed.

Homebuilding revenues increased $83.1 million for the second quarter of 2004, compared to 2003, primarily due to an 11.7 percent increase in average closing price, partially offset by a 3.0 percent decline in the number of homes closed.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the second quarter of 2004. Homebuilding revenues for the three months ended June 30, 2004, included $18.7 million from land sales, compared to $6.0 million for the second quarter of 2003, which contributed net gains of $5.1 million and $0.5 million to pretax earnings in 2004 and 2003, respectively.

Gross profit margins from home sales averaged 24.7 percent for the second quarter of 2004, compared to 21.8 percent for the second quarter of 2003. This improvement was primarily due to sales prices increasing at a greater rate than costs; a change in closing volume mix, with a higher percentage of closings coming from higher margin markets during the second quarter of 2004; and the sale of land to a third party by one of the Company’s unconsolidated joint ventures in Atlanta for a profit of $5.4 million.

Selling, general and administrative expenses, as a percentage of revenue, were 10.6 percent for the three months ended June 30, 2004, compared to 10.8 percent for the same period in the prior year. These costs declined, as a percentage of revenue, primarily as a result of a favorable legal settlement in 2003, partially offset by an increase in incentive compensation costs related to the Company’s improved financial results.

Interest expense for the second quarter of 2004 was $210,000, compared to interest expense of $2.2 million in the second quarter of 2003. This decrease was attributable to a rise in capitalized interest, which resulted from increased development activity, partially offset by a reduction in interest earned on cash investments.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2004, compared to six months ended June 30, 2003

The homebuilding segment reported pretax earnings of $213.1 million for the six months ended June 30, 2004, compared to $149.7 million for the same period in the prior year. Homebuilding results for the six months ended June 30, 2004, rose from the same period in 2003 primarily due to higher average closing prices of homes sold and increased margins on homes closed.

Homebuilding revenues increased $180.0 million for the six months ended June 30, 2004, compared to the same period in 2003, primarily due to an 11.8 percent increase in average closing price, partially offset by a 0.3 percent decline in the number of homes closed.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the six months ended June 30, 2004. Homebuilding revenues for that period included $22.5 million from land sales, compared to $8.0 million for the six months ended June 30, 2003, which contributed net gains of $5.5 million and $1.0 million to pretax earnings in 2004 and 2003, respectively.

Gross profit margins from home sales averaged 23.6 percent for the six months ended June 30, 2004, compared to 21.3 percent for the same period in 2003. This improvement was primarily due to sales prices increasing at a greater rate than costs and a change in closing volume mix, with a higher percentage of closings coming from higher margin markets during 2004.

Selling, general and administrative expenses, as a percentage of revenue, were 10.6 percent for the six months ended June 30, 2004, compared to 10.8 percent for the same period in the prior year. These costs declined, as a percentage of revenue, primarily as a result of a favorable legal settlement in 2003, partially offset by an increase in incentive compensation costs related to the Company’s improved financial results.

Interest expense for the six months ended June 30, 2004, was $210,000, compared to interest expense of $3.4 million in the six months ended June 30, 2003. This decrease was attributable to a rise in capitalized interest, which resulted from increased development activity, partially offset by a reduction in interest earned on cash investments.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Services

For the three months ended June 30, 2004, the financial services segment reported pretax earnings of $13.0 million, compared to $17.7 million for the same period in 2003. The decrease for the second quarter of 2004, compared to the same period in the prior year, was primarily attributable to a more competitive marketplace and an increase in less profitable adjustable rate mortgage product.

Results of operations of the Company’s financial services segment are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Net gains on sales of mortgages and mortgage servicing rights	$10,695	$15,405	$20,585	$26,958
Title/escrow/insurance	5,146	4,413	9,666	8,050
Net origination fees	2,482	2,715	3,656	4,470
Interest
Mortgage-backed securities and notes receivable	756	1,144	1,527	2,407
Other	191	238	391	482

Total interest	947	1,382	1,918	2,889
Other	—	(52)	—	5

Total revenues	19,270	23,863	35,825	42,372
Expenses
General and administrative	5,963	5,876	11,967	11,491
Interest	298	320	581	804

Total expenses	6,261	6,196	12,548	12,295

Pretax earnings	$13,009	$17,667	$23,277	$30,077

Originations (units)	2,805	3,061	5,200	5,484
Ryland Homes origination capture rate	84.9%	87.8%	84.6%	86.7%
Mortgage-backed securities and notes receivable average balance	$22,723	$35,036	$23,542	$36,882

Three months ended June 30, 2004, compared to three months ended June 30, 2003

Revenues for the financial services segment decreased 19.3 percent to $19.3 million for the second quarter of 2004, compared to the same period in the prior year. The decline was attributable to an 8.4 percent decrease in the number of originations and an increase in adjustable rate mortgage product, which yields lower servicing premiums and, in turn, results in lower gains on the sale of mortgages, partially offset by a 9.8 percent rise in average loan size and increased revenues from the Company’s title, escrow and insurance operations resulting from higher premiums received. The capture rate of mortgages originated for customers of the homebuilding segment was 84.9 percent in the second quarter of 2004, compared to 87.8 percent in the second quarter of 2003.

For the three months ended June 30, 2004, general and administrative expenses were $6.0 million, versus $5.9 million for the same period in 2003, due to a favorable legal settlement in 2003, partially offset by

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

additional expenses incurred to support expansion of the Company’s homebuilding markets and insurance and title operations.

Interest expense decreased 6.9 percent for the three months ended June 30, 2004, compared to the same period in 2003. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from continued runoff of the underlying collateral.

Six months ended June 30, 2004, compared to six months ended June 30, 2003

Revenues for the financial services segment decreased 15.6 percent to $35.8 million for the six months ended June 30, 2004, compared to the same period in the prior year. The decline was attributable to a 5.2 percent decrease in the number of originations and an increase in adjustable rate mortgage product, which yields lower servicing premiums and, in turn, results in lower gains on the sale of mortgages, partially offset by a 9.8 percent increase in average loan size and increased revenues from the Company’s title, escrow and insurance operations due to higher premiums received and slightly increased volume. The capture rate of mortgages originated for customers of the homebuilding segment was 84.6 percent in the six months ended June 30, 2004, compared to 86.7 percent in the six months ended June 30, 2003.

For the six months ended June 30, 2004, general and administrative expenses were $12.0 million, versus $11.5 million for the same period in 2003. This was primarily due to a favorable legal settlement in 2003.

Interest expense decreased 27.7 percent for the six months ended June 30, 2004, compared to the same period in 2003. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from continued runoff of the underlying collateral.

Corporate

Three months ended June 30, 2004, compared to three months ended June 30, 2003

Corporate expenses were $15.8 million and $14.5 million for the three months ended June 30, 2004 and 2003, respectively. The rise in Corporate expenses was attributable to increased incentive compensation, which was due to improvement in the Company’s financial results.

Six months ended June 30, 2004, compared to six months ended June 30, 2003

Corporate expenses were $26.8 million and $26.1 million for the six months ended June 30, 2004 and 2003, respectively.

Income Taxes

The Company’s income tax amounts represented effective income tax rates of approximately 38.5 percent for 2004 and 40.0 percent for 2003. The decrease in the effective income tax rate in 2004 was due primarily to a reduction of state income taxes, which resulted from the current mix of income in taxing states and settled audits.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

Net earnings provided $128.9 million during the first six months of 2004 and $92.2 million in the same period of 2003, primarily as a result of increased profitability. Cash held at the beginning of the year and provided during the period was invested principally in inventory of $312.6 million and $141.0 million, as well as in stock repurchases of $73.4 million and $54.0 million, for the six months ended June 30, 2004 and 2003, respectively. Additionally, net changes in assets and liabilities used $25.8 million and $22.3 million during the six months ended June 30, 2004 and 2003, respectively. Dividends totaling $0.20 per share and $0.04 per share were declared in the six-month periods ending June 30, 2004 and 2003, respectively.

Consolidated inventories owned by the Company increased to $1.6 billion at June 30, 2004, from $1.3 billion at December 31, 2003, primarily in support of a significantly higher backlog of homes sold. The Company attempts to maintain approximately a four-year supply of land, with half or more controlled through options. At June 30, 2004, the Company controlled 72,217 lots (a 4.9-year supply based on actual 2003 closings), with 26,590 lots owned and 45,627 lots, or 63.2 percent, under option. The Company has historically funded the exercise of land options through a combination of operating cash flows and borrowings under its revolving credit facility. The Company expects these sources to continue to be adequate to fund future obligations with regard to option contracts; therefore, it does not anticipate that the exercise of land options will have a material adverse effect on its liquidity. In an effort to increase liquidity in prior years, models were sold and leased back on a selective basis. As cash balances increased, model leases declined. The Company owned 69.5 percent of its model homes at June 30, 2004, versus 50.0 percent at June 30, 2003.

During the six months ended June 30, 2004, the Company repurchased 962,000 shares of its outstanding common stock at a cost of approximately $73.4 million. At June 30, 2004, the Company had authorization from its Board of Directors to purchase an additional 976,600 shares. The Company’s stock repurchase program has been funded primarily through internally generated funds.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable.

Senior and senior subordinated notes outstanding totaled $540.5 million at June 30, 2004 and December 31, 2003.

The Company uses its $500.0 million unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. There were no outstanding borrowings under the current facility at June 30, 2004. Additionally, at December 31, 2003, there were no borrowings under the previous $400.0 million unsecured revolving credit facility. Under these facilities, the Company had letters of credit outstanding, which totaled $101.1 million at June 30, 2004, and $93.3 million at December 31, 2003. Unused borrowing capacity under these facilities was $398.9 million and $306.7 million at June 30, 2004 and December 31, 2003, respectively.

The senior and senior subordinated note and indenture agreements, as well as the unsecured revolving credit facility, contain numerous restrictive covenants which include, among other things, limitations on change of control; liens and guarantees; dividends and distributions; sale of assets; modification of debt instruments; transactions with affiliates; and inventory. At June 30, 2004, the Company was in compliance with these covenants.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At June 30, 2004, such notes payable outstanding amounted to $8.7 million, compared to $7.1 million at December 31, 2003.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include a repurchase agreement facility, which provides for borrowings of up to $80.0 million, and a $15.0 million revolving credit facility, which finances investment portfolio securities. At June 30, 2004 and December 31, 2003, the combined borrowings of the financial services segment, outstanding under all agreements, were $22.7 million and $26.3 million, respectively.

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

The Company believes that its available borrowing capacity at June 30, 2004, and anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future.

OFF–BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At June 30, 2004, the Company had $115.5 million in

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cash deposits and letters of credit to purchase land and lots with a total purchase price of $1.8 billion. Only $73.1 million of the $1.8 billion in land and lot option purchase contracts contain specific requirements which must be satisfied by both the sellers and the Company before the land or lots may be purchased. Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” the Company consolidated $112.6 million of inventory not owned at June 30, 2004, $79.3 million of which pertained to the consolidation of lot option contracts and $33.3 million of which pertained to the consolidation of three of the Company’s homebuilding joint ventures. (See Notes 6 and 13.)

At June 30, 2004, the Company had outstanding development bonds of $271.8 million and letters of credit of $43.7 million, issued by third parties, to secure performance under various contracts. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be fulfilled in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations. The Company has no material third-party guarantees.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three months ended June 30, 2004, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk from December 31, 2003. For information regarding the Company’s market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of The Ryland Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2003.

Item 4.	CONTROLS AND PROCEDURES

The Company has procedures in place for accumulating and evaluating information necessary to prepare and file reports with the Securities and Exchange Commission. An evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at June 30, 2004. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2004, and has concluded that there was no change during the quarterly period ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of procedures required by the Sarbanes-Oxley Act of 2002, the Company has formed a committee consisting of key officers, including the chief accounting officer and general counsel, to formalize the Company’s disclosure controls and procedures to ensure that all information required to be disclosed in the Company’s reports is communicated to, and confirmed by, those individuals responsible for the preparation of the reports, including our principal executive and financial officers, in a manner that will allow timely decisions regarding required disclosures.

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

In November 2003, the Company received a request for information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act seeking various items of information about storm water discharge practices in connection with recent homebuilding projects undertaken by the Company. The Company is working with the EPA to provide the requested information and review the Company’s compliance with the Clean Water Act. It is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with the information requested or the prior storm water discharge practices of the Company.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition of the Company.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following is a table summarizing the issuer’s purchases of its own equity securities during the six months ended June 30, 2004:

			Total Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares That
	Number of	Average	of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
January 1 – 31	500,000	$75.11	500,000	438,600
February 1 – 29	—	—	—	1,438,600
March 1 – 31	—	—	—	1,438,600
April 1 – 30	52,000	81.20	52,000	1,386,600
May 1 – 31	200,000	76.18	200,000	1,186,600
June 1 – 30	210,000	77.96	210,000	976,600

Total	962,000	$76.28	962,000	976,600

On July 11, 2003, the Company announced that it had received authorization from its Board of Directors to purchase one million shares of its common stock in open-market transactions. At June 30, 2004, all of the shares had been purchased in accordance with this authorization.

On February 26, 2004, the Company announced that it had received authorization from its Board of Directors to purchase one million additional shares of its common stock in open-market transactions. At June 30, 2004, 976,600 shares were available for purchase in accordance with this authorization. This authorization does not have an expiration date.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The only matters submitted to a vote of security holders during the second quarter of 2004 were the matters voted on at the Annual Meeting of Stockholders, which was held on April 21, 2004. These matters were reported on in Item 4 of The Ryland Group, Inc.’s report on Form 10-Q for the quarterly period ended March 31, 2004.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	EXHIBITS

10.16	Credit Agreement, dated as of June 16, 2004, between The Ryland Group, Inc. and certain financial institutions (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

B.	REPORTS ON FORM 8-K

On April 21, 2004, the Company furnished a Current Report on Form 8-K (Items 9 and 12), which included Regulation FD disclosure, in connection with its announcement of financial results for the three months ended March 31, 2004.

On June 16, 2004, the Company furnished a Current Report on Form 8-K (Item 5), in connection with its announcement regarding the completion of its new $500.0 million unsecured revolving credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

August 6, 2004	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 6, 2004	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

A.	EXHIBITS

Exhibit No.
10.16	Credit Agreement, dated as of June 16, 2004, between The Ryland Group, Inc. and certain financial institutions (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)