Form 10-K/A
period 2003-12-31
RYLAND GROUP INC
filed 2004-09-08
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on February 9, 2004, was 23,834,495.

DOCUMENTS INCORPORATED BY REFERENCE

Name of Document	Location in Report
None	None

THE RYLAND GROUP, INC.
FORM 10-K/A

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 (the “Original 10-K”). Part II, Item 9A is being amended to include certain disclosures that were inadvertently omitted from the Original 10-K. In connection with the filing of this amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including certain currently dated certifications. In order to preserve the nature and character of the disclosures set forth in the Original 10-K, this amendment continues to speak as of the date of the Original 10-K and the Company has not updated the disclosure in this Amendment to speak to any later date.

INDEX

ITEM NO.
PART II
Item 9A. Controls and Procedures	1
PART IV
Item 15. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K	2
SIGNATURES	7
INDEX OF EXHIBITS	7

PART II

Item 9A. Controls and Procedures

The Company has procedures in place for accumulating and evaluating information, which enable it to prepare and file reports with the Securities and Exchange Commission. At the end of the period covered by this report on Form 10-K, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at December 31, 2003. The Company’s management, including its CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2003, and has concluded that there was no change during the quarterly period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following consolidated financial statements of The Ryland Group, Inc. and its subsidiaries, which are included in the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8:

Consolidated Statements of Earnings — years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets — December 31, 2003 and 2002

Consolidated Statements of Stockholders’ Equity — years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)	2.	Financial Statement Schedule (Filed herewith)

Page No.
Schedule II — Valuation and Qualifying Accounts	6

Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.

(a)	3.	Exhibits

The following exhibits are included with this report or incorporated herein by reference as indicated below:

3.1	Charter of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1989)

3.2	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

4.1	Rights Agreement, dated as of October 18, 1996, between The Ryland Group, Inc. and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference from Form 8-K, filed October 24, 1996)

4.2	Articles Supplementary, dated as of August 31, 1989 (Incorporated by reference from Form 8-K, filed September 12, 1989)

4.3	Senior Subordinated Notes, dated as of June 13, 2001 (Incorporated by reference from Registration Statement on Form S-3, Registration Nos. 333-31034 and 333-58208)

4.4	Senior Notes, dated as of August 16, 2001 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-58208)

4.5	Senior Notes, dated as of May 29, 2003 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-100167)

4.6	Senior Notes, dated as of August 24, 2000 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-31034)

4.7	Amendment to the Rights Agreement, dated as of February 25, 2001, between The Ryland Group, Inc. and Mellon Investor Services L.L.C.
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

10.1	Lease Agreement between The Ryland Group, Inc. and Kilroy Realty Group, dated as of December 29, 1999 (Incorporated by reference from Form 10-K for the year ended December 31, 1999)

10.2	2002 Equity Incentive Plan of The Ryland Group, Inc.*, as amended (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)

10.3	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc.*, as amended (Incorporated by reference from Form 10-K for the year ended December 31, 2000)

10.4	Amended Credit Agreement, dated as of March 29, 2003, between Ryland Mortgage Company, Associates Funding, Inc. and JP Morgan Chase Bank
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

10.5	Employment Agreement, dated as of July 1, 2002, between The Ryland Group, Inc. and R. Chad Dreier* (Incorporated by reference from Form 8-K, filed September 5, 2002)

(a)	3.	Exhibits, continued

10.6	Senior Executive Severance Agreement between The Ryland Group, Inc. and the executive officers of the Company* (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

10.7	Amendment and Restatement of the Executive and Director Deferred Compensation Plan, effective March 1, 1998* (Incorporated by reference from Form 10-K for the year ended December 31, 1999)

10.8	Non-Employee Directors’ Stock Unit Plan between The Ryland Group, Inc. and the Board of Directors, effective January 1, 1998*
(Incorporated by reference from Form 10-K for the year ended December 31, 1997)

10.9	Revolving Credit Agreement, dated as of August 22, 2002, between The Ryland Group, Inc. and certain financial institutions, and the first amendment thereto
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2002)

10.9.1	Second Amendment to the Revolving Credit Agreement, dated as of July 8, 2003, between The Ryland Group, Inc. and certain financial institutions
(Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

10.10	Amendment of the TRG Incentive Plan, effective January 1, 2003* (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

10.11	The Ryland Group, Inc. Performance Award Program, effective July 1, 2002* (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

10.12	The Ryland Group, Inc. Senior Executive Performance Plan* (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

10.13	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan* (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)

10.14	The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan* (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)

12.1	Computation of Ratio of Earnings to Fixed Charges (Previously filed as an Exhibit to Form 10-K for the year ended December 31, 2003)

13	Excerpt from Annual Report to Shareholders for the Year Ended December 31, 2003 (Previously filed as an Exhibit to Form 10-K for the year ended December 31, 2003)

21	List of Subsidiaries of the Registrant (Previously filed as an Exhibit to Form 10-K for the year ended December 31, 2003)

23	Consent of Independent Registered Public Accounting Firm (Filed herewith)

24	Power of Attorney (Previously filed as an Exhibit to Form 10-K for the year ended December 31, 2003)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(a)	3.	Exhibits, continued

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

*	Management contract or compensatory plan or arrangement

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.

By:

/s/ Gordon A. Milne Gordon A. Milne	September 8, 2004
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002