Form 10-Q
period 2004-09-30
RYLAND GROUP INC
filed 2004-11-05
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

The number of shares of common stock of The Ryland Group, Inc. outstanding on October 31, 2004, was 47,565,760.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Homebuilding	$1,011,211	$850,176	$2,648,506	$2,307,511
Financial services	23,111	22,008	58,936	64,380

TOTAL REVENUES	1,034,322	872,184	2,707,442	2,371,891

EXPENSES
Homebuilding
Cost of sales	777,243	661,468	2,027,680	1,808,473
Selling, general and administrative	97,484	81,086	271,024	238,276
Interest	—	1,708	210	5,109
Expenses related to early retirement of debt	—	5,086	—	5,086

Total homebuilding expenses	874,727	749,348	2,298,914	2,056,944
Financial services
General and administrative	7,147	6,381	19,114	17,872
Interest	234	426	815	1,230

Total financial services expenses	7,381	6,807	19,929	19,102
Corporate expenses	17,306	14,722	44,062	40,847

TOTAL EXPENSES	899,414	770,877	2,362,905	2,116,893
Earnings before taxes	134,908	101,307	344,537	254,998
Tax expense	51,939	37,973	132,647	99,449

NET EARNINGS	$82,969	$63,334	$211,890	$155,549

NET EARNINGS PER COMMON SHARE
Basic	$1.75	$1.28	$4.44	$3.12
Diluted	$1.66	$1.20	$4.20	$2.93
AVERAGE COMMON SHARES OUTSTANDING
Basic	47,368,042	49,536,702	47,744,642	49,925,268
Diluted	49,919,640	52,723,136	50,482,902	53,141,878
DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.01	$0.15	$0.03

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Homebuilding
Cash and cash equivalents	$55,190	$314,518
Housing inventories
Homes under construction	1,138,407	734,280
Land under development and improved lots	690,167	602,504
Consolidated inventory not owned	122,315	59,868

Total inventories	1,950,889	1,396,652
Property, plant and equipment	49,395	40,853
Purchase price in excess of net assets acquired	18,185	18,185
Other	46,905	59,432

	2,120,564	1,829,640

Financial Services
Cash and cash equivalents	12,610	2,186
Mortgage-backed securities and notes receivable	11,431	26,260
Other	32,046	39,824

	56,087	68,270

Other Assets
Net deferred taxes	39,547	37,443
Other	87,479	72,237

TOTAL ASSETS	2,303,677	2,007,590

LIABILITIES
Homebuilding
Accounts payable and other liabilities	455,275	366,131
Debt	583,500	540,500

	1,038,775	906,631

Financial Services
Accounts payable and other liabilities	23,461	23,376
Short-term notes payable	11,305	26,254

	34,766	49,630

Other Liabilities	180,621	170,136

TOTAL LIABILITIES	1,254,162	1,126,397

MINORITY INTEREST	89,958	56,651

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized — 80,000,000 shares
Issued — 47,296,650 (48,552,494 for December 31, 2003)	47,297	48,552
Retained earnings	911,967	774,859
Accumulated other comprehensive income	293	1,131

TOTAL STOCKHOLDERS’ EQUITY	959,557	824,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,303,677	$2,007,590

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
The Ryland Group, Inc. and subsidiaries
(in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$211,890	$155,549
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	27,745	26,665
Changes in assets and liabilities:
Increase in inventories	(530,278)	(265,149)
Net change in other assets, payables and other liabilities	100,667	43,846
Tax benefit from exercise of stock options	11,822	10,680
Other operating activities, net	9,881	2,611

Net cash used for operating activities	(168,273)	(25,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(36,177)	(24,641)
Principal reduction of mortgage-backed securities,
notes receivable and mortgage collateral	17,414	13,280

Net cash used for investing activities	(18,763)	(11,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	—	150,000
Repayment of long-term debt	—	(100,000)
Net borrowings against revolving credit facility	43,000	—
Decrease in short-term notes payable	(14,949)	(12,610)
Common stock dividends	(7,278)	(1,522)
Common stock repurchases	(99,223)	(86,294)
Proceeds from stock option exercises	11,652	10,192
Other financing activities, net	4,930	4,425

Net cash used for financing activities	(61,868)	(35,809)

Net decrease in cash and cash equivalents	(248,904)	(72,968)
Cash and cash equivalents at beginning of period	316,704	269,445

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,800	$196,477

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Increases in consolidated inventory not owned related to land options	$23,959	$34,160

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

				Accumulated
				Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income	Equity
BALANCE AT DECEMBER 31, 2003	$48,552	$—	$774,859	$1,131	$824,542
Comprehensive income:
Net earnings			211,890		211,890
Other comprehensive income, net of tax:
Unrealized losses on mortgage-backed securities, net of taxes of $(512)				(838)	(838)

Total comprehensive income					211,052
Common stock dividends (per share $0.15)			(7,201)		(7,201)
Repurchase of common stock	(2,568)	(29,074)	(67,581)		(99,223)
Employee stock plans and related income tax benefit	1,313	29,074			30,387

BALANCE AT SEPTEMBER 30, 2004	$47,297	$—	$911,967	$293	$959,557

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly-owned subsidiaries (“the Company”). Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

The consolidated balance sheet at September 30, 2004, the consolidated statements of earnings for the three and nine months ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2004, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 annual report to its stockholders.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the operating results expected for the year ended December 31, 2004.

Note 2. Stock Split

Ryland’s Board of Directors approved a two-for-one stock split of the Company’s common stock, which will be effected in the form of a stock dividend. Record holders of the Company’s common stock as of the close of business on November 15, 2004, will be entitled to one additional share for each share held. The new shares will be distributed on November 30, 2004.

All references in this document to common shares, dividends, per share amounts and stock plans reflect the impact of the two-for-one stock split.

Note 3. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $82.3 million and $63.1 million for the three months ended September 30, 2004 and 2003, respectively. Comprehensive income for the nine months ended September 30, 2004 and 2003, totaled $211.1 million and $155.4 million, respectively.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Revenues
Homebuilding	$1,011,211	$850,176	$2,648,506	$2,307,511
Financial services	23,111	22,008	58,936	64,380

Total	$1,034,322	$872,184	$2,707,442	$2,371,891

Earnings before taxes
Homebuilding	$136,484	$100,828	$349,592	$250,567
Financial services	15,730	15,201	39,007	45,278
Corporate	(17,306)	(14,722)	(44,062)	(40,847)

Total	$134,908	$101,307	$344,537	$254,998

Note 5. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator
Numerator for basic and diluted earnings per share — earnings available to common stockholders	$82,969	$63,334	$211,890	$155,549
Denominator
Denominator for basic earnings per share — weighted-average shares	47,368,042	49,536,702	47,744,642	49,925,268
Effect of dilutive securities:
Stock options	2,181,198	2,547,834	2,305,376	2,490,808
Equity incentive plan	370,400	638,600	432,884	725,802

Dilutive potential of common shares	2,551,598	3,186,434	2,738,260	3,216,610
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	49,919,640	52,723,136	50,482,902	53,141,878
Net earnings per common share
Basic	$1.75	$1.28	$4.44	$3.12
Diluted	$1.66	$1.20	$4.20	$2.93

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Options to purchase 220,000 and 7,000 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share for the three- and nine-month periods ended September 30, because the exercise price was greater than the average market price of the shares and therefore their effect would have been antidilutive.

Note 6. Inventories

Inventories consist principally of homes under construction, land under development, improved lots and consolidated inventory not owned (see Note 14). Inventories are stated at the lower of cost or fair value.

The following table is a summary of capitalized interest (in thousands):

	2004	2003
Capitalized interest at January 1	$45,163	$40,824
Interest capitalized	39,088	31,549
Interest amortized to cost of sales	(28,387)	(26,163)

Capitalized interest at September 30	$55,864	$46,210

Note 7. Investments in Joint Ventures

The Company routinely enters into joint ventures for the purpose of acquisition and co-development of lots. Currently, the Company participates in homebuilding joint ventures in the Atlanta, Chicago, Dallas, Denver, Orlando, Phoenix and Washington, D.C markets. At September 30, 2004 and December 31, 2003, the Company’s investment in its unconsolidated joint ventures amounted to $3.5 million and $14.0 million, respectively. The Company recognizes its share of the respective joint venture’s earnings from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, it reduces its cost basis in these lots by its share of the earnings from the lots. The Company’s equity in earnings of its unconsolidated joint ventures totaled $184,000 for the three-month period ended September 30, 2004, compared to $232,000 for the three-month period ended September 30, 2003. The Company’s equity in earnings of its unconsolidated joint ventures totaled $5.8 million for the nine-month period ended September 30, 2004, compared to $73,000 for the nine-month period ended September 30, 2003. The increase in 2004 resulted primarily from a $5.4 million gain on the sale of land to a third party in one joint venture in Atlanta. The aggregate assets of the unconsolidated joint ventures in which the Company participated were $12.2 million and $47.3 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 and December 31, 2003, the aggregate debt of the unconsolidated joint ventures in which the Company participated was $4.1 million and $21.1 million, respectively. The Company does not guarantee the debt of its unconsolidated joint ventures.

In most instances, the Company has less than a controlling interest in the joint venture; however, in certain instances, according to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” the Company’s investment in certain joint ventures may create a variable interest in a variable interest entity (VIE), depending on the contractual terms of the arrangement, and require consolidation. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns. At September 30, 2004, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities. The Company recorded pretax earnings of $19,000 and $98,000 for the three- and nine-month periods ending September 30, 2004, in association with these consolidated joint ventures. Total assets of $34.3 million (including consolidated

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

inventory not owned, see Note 14), total liabilities of $18.2 million and minority interest of $9.3 million were consolidated.

Note 8. Unsecured Revolving Credit Facility

In June 2004, the Company executed an agreement for a new $500.0 million unsecured revolving credit facility. The agreement, maturing in June 2009, contains an accordion feature under which the aggregate commitment may be increased up to $650.0 million, subject to the availability of additional commitments. Borrowings under this agreement bear interest at variable short-term rates. In addition to the stated interest rates, the agreement requires the Company to pay certain fees. The Company had borrowings totaling $43.0 million against the revolving credit facility at September 30, 2004. The agreement contains numerous restrictive covenants. At September 30, 2004, the Company was in compliance with these covenants.

The obligation of the Company to pay principal and interest is guaranteed jointly and severally, on a senior basis, by The Ryland Group, Inc. and substantially all of its wholly-owned homebuilding subsidiaries. The guarantees are full and unconditional. The financial services subsidiaries, however, did not guarantee the debt.

Note 9. Financial Services’ Short-term Notes Payable

In March 2004, the Company’s financial services segment renewed and extended a revolving credit facility used to finance mortgage investment portfolio securities. The facility, previously $25.0 million, was renewed for $15.0 million. The agreement matures in March 2005, bears interest at market rates and is collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-purpose subsidiaries. Borrowings outstanding under this facility were $11.3 million and $14.3 million at September 30, 2004 and December 31, 2003, respectively.

Additionally, the Company’s financial services segment has a repurchase agreement facility, which provides for borrowings of up to $80.0 million that are collateralized by mortgage loans and mortgage-backed securities. There were no borrowings under this facility at September 30, 2004, as the underlying collateral was sold during the third quarter of 2004, and the proceeds from the sale of the collateral were used to pay off the facility. The Company is currently in the process of terminating the repurchase agreement facility. Borrowings outstanding under this facility were $12.0 million at December 31, 2003.

Note 10. Purchase Price in Excess of Net Assets Acquired

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

The Company adopted the provisions of SFAS 142 on January 1, 2002, and performs impairment tests of its goodwill annually as of March 31. The Company tests goodwill for impairment by using the two-step process prescribed in SFAS 142. The first step identifies potential impairment, while the second step measures the amount of impairment. The Company had no impairment at March 31, 2004 or 2003.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At September 30, 2004 and December 31, 2003, the cash surrender value of these contracts was $10.0 million and $6.1 million, respectively. The net periodic benefit cost for these plans for the three months ended September 30, 2004, was $1.5 million and included service costs of $1.2 million, interest costs of $178,000 and investment losses of $91,000. For the three months ended September 30, 2003, the net periodic benefit cost was $954,000 and included service costs of $1.0 million, interest costs of $70,000 and investment earnings of $137,000. The net periodic benefit cost for these plans for the nine months ended September 30, 2004, was $3.3 million and included service costs of $3.2 million, interest costs of $459,000 and investment earnings of $352,000. For the nine months ended September 30, 2003, the net periodic benefit cost was $2.1 million and included service costs of $2.3 million, interest costs of $171,000 and investment earnings of $368,000. The $7.7 million and $4.0 million projected benefit obligations at September 30, 2004 and December 31, 2003, respectively, were equal to the net liability recognized in the balance sheet on those dates. For the nine-month period ended September 30, 2004, the weighted-average discount rate used for the plans was 7.7 percent, compared to 7.9 percent for the same period in 2003.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12. Stock-based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation,” as amended by Statement of Financial Accounting Standards No. 148. Since stock option awards are granted at prices no less than the fair market value of the shares at the date of grant, no compensation expense is recognized. Had compensation expense been determined based on fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s net earnings and earnings per share in the first nine months of 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following table (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$82,969	$63,334	$211,890	$155,549
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(878)	(910)	(4,455)	(3,143)

Pro forma net earnings	$82,091	$62,424	$207,435	$152,406

Earnings per share:
Basic — as reported	$1.75	$1.28	$4.44	$3.12
Basic — pro forma	1.73	1.26	4.35	3.05
Diluted — as reported	1.66	1.20	4.20	2.93
Diluted — pro forma	$1.64	$1.18	$4.11	$2.87

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants during the first nine months of 2004 and 2003, respectively: a risk-free interest rate of 2.2 percent and 2.0 percent; an expected volatility factor for the market price of the Company’s common stock of 38.5 percent and 37.4 percent; a dividend yield of 0.5 percent and 0.2 percent; and an expected life of three years. The weighted-average fair values at the grant date for options granted during the nine months ended September 30, 2004 and 2003, were $11.03 and $5.93, respectively.

Note 13. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At September 30, 2004, it had related cash deposits and letters of credit outstanding of $124.7 million for land options and land purchase contracts having a total purchase price of $1.9 billion. At September 30, 2004, the Company had commitments with respect to option contracts containing specific performance provisions of approximately $124.6 million, compared to $51.5 million at December 31, 2003.

As an on-site housing producer, the Company is often required by some municipalities to obtain development bonds and letters of credit in support of its contractual obligations. At September 30, 2004,

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

total development bonds were $229.9 million, while total related deposits and letters of credit were $51.4 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

Interest rate lock commitments (IRLCs) represent loan commitments with customers at market rates generally up to 180 days before settlement. At September 30, 2004, the Company had outstanding IRLCs totaling $139.3 million with its homebuyers. Hedging contracts are entered into to mitigate the risk associated with interest rate fluctuations on IRLCs. See further discussion of IRLCs in Note 15.

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

Changes in the Company’s warranty reserve during the period are as follows (in thousands):

	2004	2003
Balance at January 1	$34,258	$29,860
Warranties issued	11,407	12,643
Settlements made	(15,190)	(12,232)
Changes in the liability for accruals related to pre-existing warranties	131	4,864

Balance at September 30	$30,606	$35,135

Please refer to “Part II, Other Information, Item 1. Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

Note 14. Variable Interest Entities

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

In accordance with the provisions of FIN 46, the Company consolidated $122.3 million of inventory not owned at September 30, 2004, $88.5 million of which pertained to lot option contracts and $33.8 million of which pertained to three of the Company’s homebuilding joint ventures (see Note 7). While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. This represents the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $7.9 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned. Minority interest totaling $80.6 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. At September 30, 2004, the Company had cash deposits and letters of credit totaling $11.1 million relating to lot option contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company. At September 30, 2004, the Company had cash deposits and/or letters of credit totaling $73.7 million which were associated with lot option purchase contracts that had an aggregate purchase price of $1.2 billion and that were related to VIEs in which it did not have a primary variable interest.

Note 15. New Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding IRLCs that are accounted for as derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivatives and Hedging Activities,” as amended. SAB 105 states that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of derivative IRLCs and that such value should not be recognized until the underlying loans are sold. SAB 105 is applicable to IRLCs initiated after March 31, 2004. Additionally, SAB 105 requires both the disclosure of the accounting policy for loan commitments, including the methods and assumptions used to estimate the fair value of these commitments, and any associated hedging strategies. The Company’s current accounting policy for determining the fair value of IRLCs requires consideration of the terms of the individual IRLCs (including loan type, coupon and expected funding date) in comparison to current market conditions. The value of servicing rights and other intangible components representing potential economic gains the Company expects to receive upon disposition of its funded loans is not included in the determination of the fair value of IRLCs while they are outstanding.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. IRLCs expose the Company to market risk as a result of increases in mortgage interest rates. Hedging contracts are regularly entered into by the Company for the purpose of mitigating its exposure to movements in interest rates on IRLCs and mortgage loans held-for-sale. The selection of these hedging contracts is based upon the Company’s secondary marketing strategy, which establishes a risk-tolerance level. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The market risk assumed while holding the hedging contracts generally mitigates the market risk associated with IRLCs and mortgage loans held-for-sale.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Note: Certain statements in this quarterly report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations and beliefs concerning future events, and no assurance can be given that the future results described in this quarterly report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “should,” “target,” “will” or other similar words or phrases. For example, statements that (1) the Company expects average closing prices in early 2005 to be higher than for contracts remaining to close in 2004, (2) the Company expects its historical sources of funding for the exercise of land options to be adequate to fund future obligations with regard to option contracts and that, as a result, it does not anticipate that the exercise of land options will have a material adverse effect on its liquidity and (3) the Company believes that its available borrowing capacity and its anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future, are forward-looking statements. All forward-looking statements contained herein are based upon information available to the Company on the date of this quarterly report. Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. Forward-looking statements are subject to risks and uncertainties which include, among others:

•	economic changes nationally or in the Company’s local markets, including volatility in interest rates, inflation, changes in consumer confidence levels and the state of the market for homes in general;

•	the availability and cost of land;

•	increased land development costs on projects under development;

•	shortages of skilled labor or raw materials used in the production of houses;

•	increased prices for labor, land and raw materials used in the production of houses;

•	increased competition;

•	failure to anticipate or react to changing consumer preferences in home design;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to laws, regulations, or governmental policies (including those that affect zoning, density, building standards and the environment);

•	delays in obtaining approvals from applicable regulatory agencies and others in connection with the Company’s communities and land activities; and

•	other factors over which the Company has little or no control.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company reported consolidated net earnings of $83.0 million, or $1.66 per diluted share, for the third quarter of 2004, compared to consolidated net earnings of $63.3 million, or $1.20 per diluted share, for the third quarter of 2003. This rise in net earnings was a result of higher revenues and increased profitability.

The Company’s revenues reached $1,034.3 million for the third quarter of 2004, up 18.6 percent from $872.2 million for the third quarter of 2003. This increase was primarily attributable to higher average closing prices, increased closing volume and a rise in design option revenues.

The value of outstanding sales contracts increased 35.2 percent at September 30, 2004, as compared to September 30, 2003, and the average price of outstanding contracts, which continued to rise, was 8.8 percent higher than the average price of closings year-to-date.

Cash generated from operations has been reinvested to fund the Company’s future growth. Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, grew 36.8 percent to $1.8 billion at September 30, 2004, compared to $1.3 billion at December 31, 2003, primarily due to an increase in backlog and related construction activities. Land under development increased by 14.6 percent, compared to December 31, 2003, while the number of lots under the Company’s control increased to 76,041, or 29.7 percent, compared to September 30, 2003.

The Company continued to repurchase stock, acquiring 644,874 shares during the third quarter of 2004. During the first nine months of 2004, debt increased slightly due to $43.0 million in borrowings against the Company’s revolving credit facility; stockholders’ equity increased $135.1 million; and as a result leverage declined.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Homebuilding

New orders rose 4.9 percent during the third quarter of 2004, compared to the same period in the prior year. New orders for the three months ended September 30, 2004, increased 59.7 percent in the West but decreased 11.4 percent in the North, 14.9 percent in Texas and 2.3 percent in the Southeast, compared to the third quarter of 2003. The number of active communities at September 30, 2004, was 324, compared to 325 active communities at September 30, 2003. Recent trends in new orders and community count were attributable, in part, to the timing of project openings in Chicago, Florida, Las Vegas and the Mid-Atlantic region.

New orders rose 7.9 percent during the nine months ended September 30, 2004, compared to the same period in the prior year. New orders for the nine months ended September 30, 2004, increased 6.3 percent in the Southeast and 35.2 percent in the West but decreased 0.3 percent in the North and 4.3 percent in Texas, compared to the nine months ended September 30, 2003.

	North	Texas	Southeast	West	Total
For the three months ended September 30
New Orders (units)
2004	975	655	1,098	1,204	3,932
2003	1,100	770	1,124	754	3,748
Closings (units)
2004	1,154	853	1,003	869	3,879
2003	1,117	843	1,074	701	3,735
Average Closing Price (in thousands)
2004	$301	$165	$228	$323	$257
2003	$254	$158	$209	$277	$224

For the nine months ended September 30
New Orders (units)
2004	3,553	2,678	4,006	3,426	13,663
2003	3,563	2,797	3,770	2,535	12,665
Closings (units)
2004	3,236	1,997	2,957	2,257	10,447
2003	3,239	2,306	2,840	1,939	10,324
Average Closing Price (in thousands)
2004	$284	$168	$226	$305	$250
2003	$253	$158	$206	$266	$221

Outstanding Contracts at September 30
Units
2004	2,055	1,490	3,272	2,240	9,057
2003	2,070	1,450	2,721	1,468	7,709
Dollars (in millions)
2004	$642	$250	$825	$748	$2,465
2003	$575	$239	$594	$415	$1,823
Average Price (in thousands)
2004	$313	$168	$252	$334	$272
2003	$278	$165	$218	$283	$236

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

At September 30, 2004, the Company had outstanding contracts for 9,057 units, representing a 17.5 percent increase over its outstanding contracts at September 30, 2003. Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at September 30, 2004, was $2.5 billion, an increase of 35.2 percent from September 30, 2003, due to a rise in the number of outstanding contracts and a 15.3 percent increase in average price. Due to the mix of outstanding contracts, the Company expects average closing prices in early 2005 to be higher than for contracts remaining to close in 2004.

Results of operations for the homebuilding segment are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$1,011,211	$850,176	$2,648,506	$2,307,511
Cost of sales	777,243	661,468	2,027,680	1,808,473

Gross profit	233,968	188,708	620,826	499,038
Selling, general and administrative expenses	97,484	81,086	271,024	238,276
Interest expense	—	1,708	210	5,109
Expenses related to early retirement of debt	—	5,086	—	5,086

Homebuilding pretax earnings	$136,484	$100,828	$349,592	$250,567

Three months ended September 30, 2004, compared to three months ended September 30, 2003

The homebuilding segment reported pretax earnings of $136.5 million for the third quarter of 2004, compared to $100.8 million for the same period in the prior year. Homebuilding results for the third quarter of 2004 rose from 2003, primarily due to higher average closing prices and increased margins on homes closed.

Homebuilding revenues increased $161.0 million for the third quarter of 2004, compared to 2003, primarily due to a 14.7 percent increase in average closing price, as well as a 3.9 percent rise in the number of homes closed.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the third quarter of 2004. Homebuilding revenues for the three months ended September 30, 2004, included $13.8 million from land sales, compared to $14.5 million for the third quarter of 2003, which contributed net gains of $3.4 million and $1.1 million to pretax earnings in 2004 and 2003, respectively.

Gross profit margins from home sales averaged 23.1 percent for the third quarter of 2004, compared to 22.5 percent for the third quarter of 2003. This improvement was primarily due to sales prices rising at a greater rate than costs and a change in closing volume mix, with an increased percentage of closings coming from higher margin markets during the third quarter of 2004.

Selling, general and administrative expenses, as a percentage of revenue, were 9.6 percent for the three months ended September 30, 2004, compared to 9.5 percent for the same period in the prior year.

The Company capitalized all interest incurred during the third quarter of 2004 due to increased development activity. This compares to interest expense of $1.7 million in the third quarter of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Nine months ended September 30, 2004, compared to nine months ended September 30, 2003

The homebuilding segment reported pretax earnings of $349.6 million for the nine months ended September 30, 2004, compared to $250.6 million for the same period in the prior year. Homebuilding results for the nine months ended September 30, 2004, rose from the same period in 2003 primarily due to higher average closing prices of homes sold and increased margins on homes closed.

Homebuilding revenues increased $341.0 million for the nine months ended September 30, 2004, compared to the same period in 2003, primarily due to a 13.1 percent increase in average closing price and a 1.2 percent rise in the number of homes closed.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the nine months ended September 30, 2004. Homebuilding revenues for that period included $36.3 million from land sales, compared to $22.5 million for the nine months ended September 30, 2003, which contributed net gains of $8.9 million and $2.1 million to pretax earnings in 2004 and 2003, respectively.

Gross profit margins from home sales averaged 23.4 percent for the nine months ended September 30, 2004, compared to 21.7 percent for the same period in 2003. This improvement was primarily due to sales prices rising at a greater rate than costs and a change in closing volume mix, with an increased percentage of closings coming from higher margin markets during 2004.

Selling, general and administrative expenses, as a percentage of revenue, were 10.2 percent for the nine months ended September 30, 2004, compared to 10.3 percent for the same period in the prior year.

Interest expense for the nine months ended September 30, 2004, was $210,000, compared to interest expense of $5.1 million in the nine months ended September 30, 2003. This decrease was attributable to a rise in capitalized interest, which resulted from increased development activity, partially offset by a reduction in interest earned on cash investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Services

For the three months ended September 30, 2004, the financial services segment reported pretax earnings of $15.7 million, compared to $15.2 million for the same period in 2003. The increase for the third quarter of 2004, compared to the same period in the prior year, was primarily attributable to a $1.1 million gain on the sale of a portion of the investment portfolio during the quarter. This increase was partially offset by reduced gains on the sale of mortgages and loan servicing rights as a result of an increase in less profitable adjustable-rate mortgage product and a more competitive marketplace.

Results of operations of the Company’s financial services segment are summarized as follows
(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Net gains on sales of mortgages and mortgage servicing rights	$11,734	$13,074	$32,319	$40,032
Title/escrow/insurance	6,234	4,766	15,900	12,816
Net origination fees	3,123	2,828	6,779	7,298
Interest
Mortgage-backed securities and notes receivable	718	1,031	2,245	3,438
Other	219	297	610	779

Total interest	937	1,328	2,855	4,217
Gain on sale of investments	1,074	—	1,074	—
Other	9	12	9	17

Total revenues	23,111	22,008	58,936	64,380
Expenses
General and administrative	7,147	6,381	19,114	17,872
Interest	234	426	815	1,230

Total expenses	7,381	6,807	19,929	19,102

Pretax earnings	$15,730	$15,201	$39,007	$45,278

Originations (units)	3,122	3,058	8,322	8,542
Ryland Homes origination capture rate	85.1%	85.3%	84.8%	86.2%
Mortgage-backed securities and notes receivable average balance	$16,658	$31,272	$21,247	$35,012

Three months ended September 30, 2004, compared to three months ended September 30, 2003

Revenues for the financial services segment increased 5.0 percent to $23.1 million for the third quarter of 2004, compared to the same period in the prior year. The increase was primarily attributable to a $1.1 million gain on the sale of a portion of the investment portfolio; a 2.1 percent increase in the number of originations; a 15.4 percent rise in average loan size; and increased revenues from the Company’s title, escrow and insurance operations which resulted from higher premiums received during the third quarter of 2004. These increases were partially offset by a rise in adjustable-rate mortgage product, which yielded lower servicing premiums and, in turn, resulted in lower gains on the sale of mortgages. The capture rate of mortgages originated for customers of the homebuilding segment was 85.1 percent in the third quarter of 2004, compared to 85.3 percent in the third quarter of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

For the three months ended September 30, 2004, general and administrative expenses were $7.1 million, versus $6.4 million for the same period in 2003. This increase was primarily attributable to additional expenses incurred in supporting expansion of both the Company’s homebuilding markets and its insurance and title operations.

Interest expense decreased 45.1 percent for the three months ended September 30, 2004, compared to the same period in 2003. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale of a portion of the investment portfolio and continued runoff of the underlying collateral.

Nine months ended September 30, 2004, compared to nine months ended September 30, 2003

Revenues for the financial services segment decreased 8.5 percent to $58.9 million for the nine months ended September 30, 2004, compared to the same period in the prior year. The decline was attributable to a 2.6 percent decrease in the number of originations and an increase in adjustable-rate mortgage product, which yielded lower servicing premiums and, in turn, resulted in lower gains on the sale of mortgages, partially offset by a $1.1 million gain on the sale of a portion of the investment portfolio; an 11.9 percent increase in average loan size; and a rise in revenues from the Company’s title, escrow and insurance operations due to higher premiums received and increased volume. The capture rate of mortgages originated for customers of the homebuilding segment was 84.8 percent in the nine months ended September 30, 2004, compared to 86.2 percent in the nine months ended September 30, 2003.

For the nine months ended September 30, 2004, general and administrative expenses were $19.1 million, versus $17.9 million for the same period in 2003. This increase was primarily attributable to additional expenses incurred in supporting expansion of both the Company’s homebuilding markets and its insurance and title operations.

Interest expense decreased 33.7 percent for the nine months ended September 30, 2004, compared to the same period in 2003. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from continued runoff of the underlying collateral.

Corporate

Three months ended September 30, 2004, compared to three months ended September 30, 2003

Corporate expenses were $17.3 million and $14.7 million for the three months ended September 30, 2004 and 2003, respectively. The rise in Corporate expenses was primarily attributable to increased incentive compensation, which was due to improvement in the Company’s financial results.

Nine months ended September 30, 2004, compared to nine months ended September 30, 2003

Corporate expenses were $44.1 million and $40.8 million for the nine months ended September 30, 2004 and 2003, respectively.

Income Taxes

The Company’s income tax amounts represented effective income tax rates of approximately 38.5 percent for 2004 and 39.0 percent for 2003. The decrease in the effective income tax rate in 2004 was due primarily to a reduction of state income taxes, which resulted from the current mix of income in taxing states and settled audits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

Net earnings provided $211.9 million during the first nine months of 2004 and $155.5 million during the same period of 2003, primarily as a result of increased profitability. Cash held at the beginning of the year and provided during the period was invested principally in inventory of $530.3 million and $265.1 million, as well as in stock repurchases of $99.2 million and $86.3 million, for the nine months ended September 30, 2004 and 2003, respectively. Additionally, net changes in assets and liabilities provided $100.7 million and $43.8 million during the nine months ended September 30, 2004 and 2003, respectively. Dividends totaling $0.15 per share and $0.03 per share were declared in the nine-month periods ending September 30, 2004 and 2003, respectively.

Consolidated inventories owned by the Company increased to $1.8 billion at September 30, 2004, from $1.3 billion at December 31, 2003, primarily in support of a significantly higher backlog of homes sold. The Company attempts to maintain approximately a four-year supply of land, with half or more controlled through options. At September 30, 2004, the Company controlled 76,041 lots (a 5.2-year supply based on actual 2003 closings), with 27,542 lots owned and 48,499 lots, or 63.8 percent, under option. The Company has historically funded the exercise of land options through a combination of operating cash flows and borrowings under its revolving credit facility. The Company expects these sources to continue to be adequate to fund future obligations with regard to option contracts; therefore, it does not anticipate that the exercise of land options will have a material adverse effect on its liquidity. In an effort to increase liquidity in prior years, models were sold and leased back on a selective basis. As cash balances increased, model leases declined. The Company owned 76.0 percent of its model homes at September 30, 2004, versus 55.5 percent at September 30, 2003.

During the nine months ended September 30, 2004, the Company repurchased 2,568,874 shares of its outstanding common stock at a cost of approximately $99.2 million. At September 30, 2004, the Company had authorization from its Board of Directors to purchase an additional 1,308,326 shares. The Company’s stock repurchase program has been funded primarily through internally generated funds.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable.

Senior and senior subordinated notes outstanding totaled $540.5 million at September 30, 2004 and December 31, 2003.

The Company uses its $500.0 million unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. The Company had borrowings totaling $43.0 million against the revolving credit facility at September 30, 2004. Additionally, at December 31, 2003, there were no borrowings under the previous $400.0 million unsecured revolving credit facility. Under these facilities, the Company had letters of credit outstanding, which totaled $108.2 million at September 30, 2004, and $93.3 million at December 31, 2003. Unused borrowing capacity under these facilities was $348.8 million and $306.7 million at September 30, 2004 and December 31, 2003, respectively.

The senior and senior subordinated note and indenture agreements, as well as the unsecured revolving credit facility, contain numerous restrictive covenants which include, among other things, limitations on change of control; liens and guarantees; dividends and distributions; sale of assets; modification of debt

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

instruments; transactions with affiliates; and inventory. At September 30, 2004, the Company was in compliance with these covenants.

To finance land purchases, the Company also uses seller-financed nonrecourse secured notes payable. At September 30, 2004, such notes payable outstanding amounted to $7.2 million, compared to $7.1 million at December 31, 2003.

The financial services segment uses cash generated from operations and borrowing arrangements to finance its operations. The financial services segment has borrowing arrangements that include a repurchase agreement facility, which provides for borrowings of up to $80.0 million, and a $15.0 million revolving credit facility, which finances investment portfolio securities. At September 30, 2004 and December 31, 2003, the combined borrowings of the financial services segment, outstanding under all agreements, were $11.3 million and $26.3 million, respectively. The Company is currently in the process of terminating the repurchase agreement facility. There were no borrowings against this facility at September 30, 2004.

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

The Ryland Group, Inc. does not guarantee the debt of either its financial services segment or its limited-purpose subsidiaries.

The Company’s Form S-3 Registration Statement registering up to $350.0 million of the Company’s debt and equity securities with the SEC was declared effective on September 10, 2004. The Registration Statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

There have been no material changes in the Company’s contractual cash obligations and commercial commitments outside the ordinary course of business since December 31, 2003. For information regarding the Company’s contractual cash obligations and commercial commitments, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The Company believes that its available borrowing capacity at September 30, 2004, and anticipated cash flows from operations, are sufficient to meet its requirements for the foreseeable future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OFF–BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At September 30, 2004, the Company had $124.7 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $1.9 billion. Only $124.6 million of the $1.9 billion in land and lot option purchase contracts contain specific performance requirements. Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, the Company consolidated $122.3 million of inventory not owned at September 30, 2004, $88.5 million of which pertained to the consolidation of lot option contracts and $33.8 million of which pertained to the consolidation of three of the Company’s homebuilding joint ventures. (See Notes 7 and 14.)

At September 30, 2004, the Company had outstanding development bonds of $229.9 million and letters of credit of $39.3 million, issued by third parties, to secure performance under various contracts. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be fulfilled in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations. The Company has no material third-party guarantees.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three months ended September 30, 2004, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk since December 31, 2003. For information regarding the Company’s market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

The Company has procedures in place for accumulating and evaluating information, which enable it to prepare and file reports with the Securities and Exchange Commission. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at September 30, 2004. The Company’s management, including its CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2004, and has concluded that there was no change during the quarterly period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We have completed the assessment, documentation and testing phases of our project. We are currently investigating any potential control deficiencies and where appropriate are remediating them. We expect to complete our review prior to year end and do not expect to report any material weaknesses.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a table summarizing the issuer’s purchases of its own equity securities during the nine months ended September 30, 2004:

			Total Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares That
	Number of	Average	of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs
January 1 - 31	1,000,000	$37.56	1,000,000	877,200
February 1 - 29	—	—	—	2,877,200
March 1 - 31	—	—	—	2,877,200
April 1 - 30	104,000	40.60	104,000	2,773,200
May 1 - 31	400,000	38.09	400,000	2,373,200
June 1 - 30	420,000	38.98	420,000	1,953,200
July 1 - 31	150,000	37.67	150,000	1,803,200
August 1 - 31	414,874	40.01	414,874	1,388,326
September 1 - 30	80,000	44.85	80,000	1,308,326

Total	2,568,874	$38.63	2,568,874	1,308,326

On July 11, 2003, the Company announced that it had received authorization from its Board of Directors to purchase two million shares of its common stock in open-market transactions. At September 30, 2004, all of the shares had been purchased in accordance with this authorization.

On February 26, 2004, the Company announced that it had received authorization from its Board of Directors to purchase two million additional shares of its common stock in open-market transactions. At September 30, 2004, 1,308,326 shares were available for purchase in accordance with this authorization. This authorization does not have an expiration date.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2004.

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
On July 21, 2004, the Company furnished a Current Report on Form 8-K (Items 9 and 12), which included Regulation FD disclosure, in connection with its announcement of financial results for the three and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant
November 5, 2004	By:	/s/ Gordon A. Milne
Date		Gordon A. Milne
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 5, 2004	By:	/s/ David L. Fristoe
Date		David L. Fristoe
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