Form 10-K
period 2004-12-31
RYLAND GROUP INC
filed 2005-03-01
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-8029

THE RYLAND GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0849948

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

24025 Park Sorrento, Suite 400, Calabasas, California 91302
(Address of principal executive offices)

Registrant’s telephone number, including area code: (818) 223-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $1.00 per share	New York Stock Exchange

Common share purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of the common stock of The Ryland Group, Inc. held by nonaffiliates of the registrant (46,563,098 shares) at June 30, 2004, was $1,820,617,132.

The number of shares of common stock of The Ryland Group, Inc. outstanding on February 7, 2005, was 47,541,136.

DOCUMENTS INCORPORATED BY REFERENCE

Name of Document	Location in Report

Proxy Statement for the 2005 Annual Meeting of Stockholders	Parts I, III

Annual Report to Shareholders for the Year Ended December 31, 2004	Parts II, III, IV

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

ITEM NO.

PART I

Item 1. Business

With headquarters in Southern California, The Ryland Group, Inc. (“the Company”) is one of the nation’s largest homebuilders and a leading mortgage-finance company. The Company consists of two business segments: homebuilding and financial services. (Please refer to Note B of the Company’s Consolidated Financial Statements, attached hereto as Exhibit 13, for more specific segment information.) Founded as a corporation in 1967, the Company has built more than 230,000 homes during its 37-year history. In addition, Ryland Mortgage Company (“RMC”), founded in 1978, has provided mortgage financing and related services for more than 200,000 homebuyers.

The Company builds homes for entry-level buyers, as well as for first- and second-time move-up buyers. At December 31, 2004, Ryland homes were available in 339 communities in 27 markets across the country. The Company’s prices range from $85,000 to more than $500,000, with the average price of a Ryland home closed during 2004 being $251,000. Subject to economic conditions, the Company not only plans to expand in its existing markets and enter new markets, but also strives to be one of the largest builders in each of those markets.

The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and homeowners insurance brokerage services.

Homebuilding

General

Ryland homes are built on-site and marketed in the three major geographic regions which include 27 of the nation’s housing markets. At December 31, 2004, the Company operated in the following metropolitan areas:

Region	Major Markets Served
North Central
North	Baltimore, Chicago, Cincinnati, Indianapolis, Minneapolis and Washington, D.C.
Texas	Austin, Dallas, Houston and San Antonio
Southeast	Atlanta, Charleston, Charlotte, Fort Myers, Greensboro, Greenville, Jacksonville,
Orlando and Tampa
West	California’s Central Valley, California’s Inland Empire, Denver, Las Vegas, Phoenix, Sacramento, San Diego and the
San Francisco Bay Area

Ryland markets detached and attached single-family homes, which are generally targeted to entry-level and first- and second-time move-up buyers, as well as to active adults seeking retirement housing. The Company’s diverse product line is tailored to local styles and preferences found in each of its geographic markets. The product line offered in a particular community is determined in conjunction with the land acquisition process and is dependent upon a number of factors, including consumer preferences, competitive product offerings and development costs.

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

Land Acquisition and Development

At December 31, 2004, the Company operated in 339 communities in 27 markets across the country. The Company’s objective is to control a portfolio of building lots sufficient to meet anticipated homebuilding requirements for a period of approximately four to five years. The Company acquires land only after completing due diligence and feasibility studies. The land acquisition process is controlled by a corporate land approval committee to help ensure that transactions meet the Company’s standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes. The Company’s direct land acquisition activities include the bulk purchase of finished lots from developers and the purchase of undeveloped entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

Although control of lot inventory through the use of option contracts minimizes the Company’s investment, such a strategy is not viable in certain markets due to the absence of third-party land developers. In other markets, competitive conditions may prevent the Company from controlling quality lots solely through the use of option contracts. In such situations, the Company may acquire undeveloped entitled land and/or finished lots on a bulk basis. The Company utilizes the selective development of land to gain access to prime locations, increase margins and position itself as a leader in the area through its influence over a community’s character, layout and amenities. After determining the size, style, price range, density, layout and overall design for a community, the Company obtains governmental and other approvals necessary to begin the development process. Land is then graded; roads, utilities, amenities and other infrastructures are installed; and the individual home sites are created.

At December 31, 2004, the Company had cash deposits and letters of credit outstanding of $134.3 million in connection with option and land purchase contracts having a total purchase price of $1.9 billion. These options and commitments expire at various dates through 2010.

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

Construction

Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive-bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company’s production team, which schedules and coordinates subcontractor work, monitors quality, and ensures compliance with local zoning and building codes. Construction time for homes depends on weather, availability of labor or subcontractors, materials, the size of the home, geological conditions and other factors. The duration of the home construction process is generally between three and six months. The Company has an integrated financial and homebuilding management system which assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs, versus construction bids, for each community and subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

The Company maintains insurance, subject to deductibles and self-insured amounts, to protect it against various risks associated with its activities, including, among others, general liability, “all risk” property, workers’ compensation, automobile and employee fidelity. The Company accrues for its expected costs associated with the deductibles and self-insured amounts.

Marketing

The Company generally markets its homes to entry-level and first- and second-time move-up buyers, as well as to active adults seeking retirement housing, through targeted product offerings in each of the communities in which it operates. The Company’s marketing strategy is determined during the land acquisition and feasibility stage of a community’s development. Employees and independent real estate brokers sell the Company’s homes, generally by showing furnished models. A new order is reported when a customer’s sales contract has been signed by the homebuyer and approved by the Company, subject to cancellation. The Company normally starts construction of a home when a customer has selected a lot, chosen a floor plan and received preliminary mortgage approval. However, construction of homes may begin prior to this in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings. Homebuilding revenues are recognized when home sales are closed and title and possession are transferred to the buyer.

The Company advertises in newspapers and trade publications, as well as with marketing brochures and newsletters. It also uses billboards, radio and television advertising, and its Internet Web site to market the location, price range and availability of its homes. The Company also attempts to operate in conspicuously located communities that permit it to take advantage of local traffic patterns. Model homes play a significant role in the Company’s marketing efforts, as it utilizes models to create an attractive atmosphere and display options and upgrades.

The Company’s sales contracts typically require an earnest money deposit. The amount of earnest money required varies between markets and communities. Additionally, buyers are generally required to pay additional deposits when they select options or upgrade features for their homes. Most of the Company’s sales contracts stipulate that when homebuyers cancel their contracts with the Company, it has the right to retain their earnest money and option deposits; however, its operating divisions may choose to refund such deposits. The Company’s sales contracts may also include contingencies which permit homebuyers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. The Company’s contracts may also include other contingencies, such as the sale of an existing home. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer may vary depending on customer preferences, the permitting process and construction cycle times.

Customer Service and Warranties

The Company’s operating divisions are responsible for preclosing quality control inspections and responding to homebuyers’ postclosing needs. The Company believes that prompt and courteous response to homebuyers’ needs during and after construction reduces postclosing repair costs, enhances its reputation for quality and service, and ultimately leads to repeat and referral business. The subcontractors who perform most of the actual construction also provide warranties on workmanship.

The Company provides each homeowner with product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years at the time of sale. The Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry.

Financial Services

RMC provides mortgage-related products and services primarily for the Company’s homebuilding customers. RMC aligns its operations with the homebuilding segment and leverages this relationship to capture homebuyers’ loans. RMC focuses primarily on originating mortgage loans and improving the profitability of these activities through increased operational efficiencies. In 1999, RMC entered into an agreement with Countrywide Financial Corporation (“Countrywide”) in which Countrywide buys the loans originated by RMC on a best-efforts basis. Through this alliance with Countrywide, RMC creates value for Ryland homebuyers by providing innovative and competitive mortgage programs.

Loan Origination

In 2004, RMC’s mortgage origination operations consisted primarily of the Company’s homebuilder loans, which were originated in connection with the sale of the Company’s homes. During the year, mortgage operations originated 11,920 loans, totaling approximately $2.5 billion, of which 99.0 percent was for purchases of homes built by the Company and 1.0 percent was for purchases of homes built by others, purchases of existing homes and for the refinancing of existing mortgage loans. RMC’s capture rate of Ryland’s homebuyers was 84.2 percent in 2004.

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

Loan Servicing

RMC previously completed the sale of its loan servicing portfolio during 1999. The Company no longer services the loans it originates and sells its loans, along with the related servicing rights, to others.

Title and Escrow Services

Cornerstone Title Company, a wholly-owned subsidiary doing business as Ryland Title Company (“Ryland Title”), provides title services and acts as a title insurance agent, primarily to the Company’s homebuyers. At December 31, 2004, Ryland Title had offices in Arizona, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Minnesota, Nevada, North Carolina, Ohio, South Carolina, Texas and Virginia. The Company also operates Ryland Escrow, which performs escrow and loan closing functions for the Company’s homebuyers in California. During 2004, Ryland Title and Ryland Escrow provided these services to 95.9 percent of the Company’s homebuyers in the markets in which they operate.

Insurance Brokerage Services

Ryland Insurance Services, a wholly-owned subsidiary, provides insurance brokerage services primarily to the Company’s homebuyers. At December 31, 2004, Ryland Insurance Services was licensed to operate in all of the states in which the Company’s homebuilding segment operates. During 2004, it provided insurance brokerage services to 58.7 percent of the Company’s homebuyers.

Investment Portfolio

RMC’s investment operations hold certain assets, primarily mortgage-backed securities and notes receivable, which were obtained as a result of the exercise of redemption rights on various mortgage-backed bonds previously owned by the Company’s limited-purpose subsidiaries. The Company earns a net interest spread on this portfolio and may periodically realize gains from sales of its mortgage-backed securities. This investment portfolio has declined in recent years as the result of a sale of a portion of the investment portfolio and continued runoff. Currently, it represents a very small portion of the earnings of RMC.

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

Competition

The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. Some of these national companies are larger than the Company, and most national homebuilders have greater financial resources than in the past. The strength and expanded presence of national homebuilders, plus the continued viability of regional and local homebuilders, has increased competition in many markets. This competition could make it more difficult to acquire suitable land at acceptable prices, force an increase in selling incentives or decrease sales. Any of these could have an adverse impact on the Company’s financial performance or results of operations. The Company also competes with other housing alternatives, including existing homes and rental housing. Principal competitive factors in the homebuilding industry include price; design; quality; reputation; relationship with developers; accessibility of subcontractors; availability and location of lots; and availability of customer financing.

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

The Company is also subject to a variety of local, state and federal laws, ordinances, rules and regulations concerning the protection of health and the environment. In addition, it is subject to a variety of environmental conditions that can affect its business and its homebuilding projects. The particular environmental laws which apply to any given homebuilding site vary greatly according to the site’s location; environmental condition; present and former uses of the site; and adjoining properties. Environmental laws and conditions may result in delays; cause the Company to incur substantial compliance and other costs; and prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

RMC is subject to the rules and regulations of FHA, FHLMC, FNMA, HUD and VA with respect to originating, processing and selling mortgage loans. In addition, there are other federal and state laws and regulations which affect not only these activities, but RMC’s title, escrow and insurance brokerage operations as well. These rules and regulations prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. RMC is required to submit audited financial statements to various regulatory agencies annually, and each regulatory entity has its own financial requirements. The Company’s affairs are also subject to examination by these regulatory agencies and by state agencies, at all times, to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, as well as to associated regulations which prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

Employees

At December 31, 2004, the Company had 2,829 employees. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Web Site Access to Reports

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. The Exchange Act file number for the Company’s SEC filings is 1-8029. You may read any document the Company files at the SEC’s public reference room, Room 1024 at Judiciary Plaza, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC toll free at 1-800-SEC-0330 for information about its public reference room. The Company files information electronically with the SEC. The Company’s SEC filings are available from the SEC’s Internet site at www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically.

Stockholders, securities analysts and others seeking information about the Company’s business operations and financial performance can receive copies of the 2004 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other publications filed with the SEC in Washington, D.C., without charge by contacting the treasurer’s office at (818) 223-7677; by writing to The Ryland Group, Inc., Investor Relations, 24025 Park Sorrento, Suite 400, Calabasas, California 91302; or via e-mail at investors@ryland.com. In addition, all filings with the SEC, news releases and quarterly earnings announcements, including live audio and replays of the most recent quarterly earnings conference calls, can be accessed free of charge on the Company’s Web site (www.ryland.com). Information on the Company’s Web site is not part of this report. Ryland makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. To retrieve any of this information, go to www.ryland.com, select “Investor Information” and scroll down the page to “SEC Filings.”

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

In November 2003, the Company received a request from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act for information about storm water discharge practices in connection with recent homebuilding projects undertaken by the Company. The Company is working with the EPA to provide the requested information and review its compliance with the Clean Water Act. It is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with either the information requested or the prior storm water discharge practices of the Company.

The Company is party to various other legal proceedings generally incidental to its business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company:

		Position (date elected to position)
Name	Age	Prior Business Experience

R. Chad Dreier	57	Chairman of the Board of Directors (since 1994); President and
		Chief Executive Officer of the Company (since 1993)

Mark L. Beisswanger	44	Senior Vice President of the Company (since 2000);
		President of the West Region of Ryland Homes (since 2000);
		Vice President of the West Region of Ryland Homes (1999–2000)

Robert J. Cunnion, III	49	Senior Vice President, Human Resources of the Company (since 1999)

Eric E. Elder	47	Senior Vice President, Marketing of the Company (since 2000)

David L. Fristoe	48	Senior Vice President, Controller and Chief Accounting Officer of the
		Company (since 2004); Senior Vice President, Controller, Chief
		Accounting Officer and Chief Information Officer of the Company (2000–
		2004); Vice President, Controller and Chief Accounting Officer of the Company (1999–2000)

Timothy J. Geckle	52	Senior Vice President, General Counsel and Secretary of the
		Company (since 1997)

Cathey S. Lowe	51	Senior Vice President, Finance and Treasurer of the Company
		(since 2002); Vice President and Treasurer of the Company (2000–2002)

Gordon A. Milne	53	Executive Vice President and Chief Financial Officer of the Company
		(since 2002); Senior Vice President and Chief Financial Officer of the
		Company (2000–2002)

Larry T. Nicholson	47	Senior Vice President of the Company (since 2004); President of the
		Southeast Region of Ryland Homes (since 2004); President of the Orlando
		Division of Ryland Homes (1999–2004)

Daniel G. Schreiner	47	Senior Vice President of the Company (since 1999); President of
		Ryland Mortgage Company (since 1998)

Kipling W. Scott	50	Executive Vice President of the Company (since 2003);
		Senior Vice President of the Company (1995–2003);
		President of the North Central Region of Ryland Homes (since 1997)

The Board of Directors elects all officers.

There are no family relationships, arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company’s employment and severance arrangements with certain of its executive officers, see the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A under the Exchange Act (the “2005 Proxy Statement”).

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information required by this item is incorporated by reference from the section entitled “Quarterly Financial Data and Common Stock Prices and Dividends,” which appears on page 75 of the Annual Report to Shareholders for the Year Ended December 31, 2004.

The following is a table summarizing the issuer’s purchases of its own equity securities during the twelve months ended December 31, 2004:

			Total Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares That
	Number of	Average	of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs

January 1 – 31	1,000,000	$37.56	1,000,000	877,200
February 1 – 29	—	—	—	2,877,200
March 1 – 31	—	—	—	2,877,200
April 1 – 30	104,000	40.60	104,000	2,773,200
May 1 – 31	400,000	38.09	400,000	2,373,200
June 1 – 30	420,000	38.98	420,000	1,953,200
July 1 – 31	150,000	37.67	150,000	1,803,200
August 1 – 31	414,874	40.01	414,874	1,388,326
September 1 – 30	80,000	44.85	80,000	1,308,326
October 1 – 31	—	—	—	1,308,326
November 1 – 30	140,000	48.80	140,000	1,168,326
December 1 – 31	230,000	53.22	230,000	2,938,326

Total	2,938,874	$40.25	2,938,874	2,938,326

On July 11, 2003, the Company announced that it had received authorization from its Board of Directors to purchase two million shares of its common stock in open-market transactions. At December 31, 2004, all of the shares had been purchased in accordance with this authorization.

On February 26, 2004, the Company announced that it had received authorization from its Board of Directors to purchase two million additional shares of its common stock in open-market transactions. At December 31, 2004, 938,326 shares were available for purchase in accordance with this authorization. This authorization does not have an expiration date.

On December 22, 2004, the Company announced that it had received authorization from its Board of Directors to purchase two million additional shares of its common stock in open-market transactions. At December 31, 2004, two million shares were available for purchase in accordance with this authorization. This authorization does not have an expiration date.

Item 6. Selected Financial Data

The information required by this item is incorporated by reference from the section entitled “Selected Financial Data,” which appears on page 34 of the Annual Report to Shareholders for the Year Ended December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference from the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which appears on pages 36 through 47 of the Annual Report to Shareholders for the Year Ended December 31, 2004.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” under “Market Risk Summary,” which appears on page 47 of the Annual Report to Shareholders for the Year Ended December 31, 2004.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the sections entitled “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements,” which appear on pages 48 through 71 of the Annual Report to Shareholders for the Year Ended December 31, 2004, and from the section entitled “Quarterly Financial Data and Common Stock Prices and Dividends,” which appears on page 75.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal years ended December 31, 2004 and 2003, there were no disagreements between the Company and its accountants on any matter of accounting principle or financial statement disclosure.

Item 9A.	Controls and Procedures

The Company has procedures in place for accumulating and evaluating information which enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-K, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at December 31, 2004. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2004, and has concluded that there was no change during the quarterly period ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of procedures required by the Sarbanes-Oxley Act of 2002, the Company formed a committee consisting of key officers, including the chief accounting officer and general counsel, to formalize and expand the Company’s disclosure controls and procedures to ensure that all information required to be disclosed in the Company’s reports is accumulated and communicated to those individuals responsible for the preparation of the reports, as well as to all principal executive and financial officers, in a manner that will allow timely decisions regarding required disclosures.

At December 31, 2004, the Company completed a detailed evaluation of its internal controls, including the assessment, documentation and testing of its controls as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management summarized its assessment process and documented its conclusions in the “Report of Management,” which appears on page 74 of the Annual Report to Shareholders for the Year Ended December 31, 2004.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information as to the Company’s directors and executive officers is incorporated by reference from the Company’s 2005 Proxy Statement, including the determination by the Board of Directors with respect to the “audit committee financial expert” and the identity of the members of the Audit Committee of the Board of Directors. Additional information as to the Company’s executive officers is shown under Part I as a separate item.

The Company has adopted a code of business conduct and ethics for its Board of Directors and senior executives, including the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. Any amendments to, or waivers from, the code of business conduct and ethics that applies to the Company’s Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer will be posted on the Company’s Web site at www.ryland.com. The Guidelines on Significant Corporate Governance Issues, as well as the full text of the Code of Ethics, can be found on the Company’s Web site at www.ryland.com. Additionally, the charters of the Audit, Compensation, Finance, and Nominating and Governance Committees of the Board of Directors are posted on the Company’s Web site. Copies of all of these documents are available upon request by contacting the Corporate Secretary’s office at (818) 223-7500 or by writing to The Ryland Group, Inc., 24025 Park Sorrento, Suite 400, Calabasas, California 91302.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this item.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the 2005 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

The following consolidated financial statements of The Ryland Group, Inc. and subsidiaries, which are included in the Annual Report to Shareholders for the Year Ended December 31, 2004, are incorporated by reference in Item 8:

Consolidated Statements of Earnings — years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Stockholders’ Equity — years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

		Page No.
2.	Financial Statement Schedule
	(Filed herewith)

	Schedule II — Valuation and Qualifying Accounts	18

	Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.

3.	Exhibits

The following exhibits are included with this report or incorporated herein by reference as indicated below:

	3.1	Charter of The Ryland Group, Inc., as amended
(Incorporated by reference from Form 10-K for the year ended December 31, 1989)

	3.2	Bylaws of The Ryland Group, Inc., as amended
(Incorporated by reference from Form 10-K for the year ended December 31, 1996)

	4.1	Rights Agreement, dated as of October 18, 1996, between The Ryland Group, Inc. and
ChaseMellon Shareholder Services L.L.C.
(Incorporated by reference from Form 8-K, filed October 24, 1996)

	4.2	Articles Supplementary, dated as of August 31, 1989
(Incorporated by reference from Form 8-K, filed September 12, 1989)

	4.3	Senior Subordinated Notes, dated as of June 13, 2001
(Incorporated by reference from Registration Statement on Form S-3, Registration
Nos. 333-31034 and 333-58208)

3.	Exhibits, continued

	4.4	Senior Notes, dated as of August 16, 2001
(Incorporated by reference from Registration Statement on Form S-3,
Registration No. 333-58208)

	4.5	Senior Notes, dated as of May 29, 2003
(Incorporated by reference from Registration Statement on Form S-3, Registration
No. 333-100167)

	4.6	Senior Notes, dated as of August 24, 2000
(Incorporated by reference from Registration Statement on Form S-3, Registration
No. 333-31034)

	4.7	Amendment to the Rights Agreement, dated as of February 25, 2001, between
The Ryland Group, Inc. and Mellon Investor Services L.L.C.
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)

	4.8	Senior Notes, dated as of January 6, 2005
(Incorporated by reference from Registration Statement on Form S-3, Registration
No. 333-121469)

	10.1	Lease Agreement, dated as of December 29, 1999, between The Ryland Group, Inc. and
Kilroy Realty Group
(Incorporated by reference from Form 10-K for the year ended December 31, 1999)

	10.2	2002 Equity Incentive Plan of The Ryland Group, Inc.*, as amended
(Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)

	10.3	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc.*, as amended
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)

	10.4	Amended Credit Agreement, dated as of March 29, 2004, between Ryland Mortgage
Company, Associates Funding, Inc. and JP Morgan Chase Bank
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)

	10.5	Employment Agreement, dated as of July 1, 2002, between The Ryland Group, Inc.
and R. Chad Dreier*
(Incorporated by reference from Form 8-K, filed September 5, 2002)

	10.6	Senior Executive Severance Agreement between The Ryland Group, Inc. and the executive officers of the Company*
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

	10.7	Amendment and Restatement of the Executive and Director Deferred Compensation Plan,
effective March 1, 1998*
(Incorporated by reference from Form 10-K for the year ended December 31, 1999)

	10.8	Non-Employee Directors’ Stock Unit Plan, effective January 1, 1998*, between The Ryland
Group, Inc. and the Board of Directors
(Incorporated by reference from Form 10-K for the year ended December 31, 1997)

	10.9	Credit Agreement, dated as of June 16, 2004, between The Ryland Group, Inc. and certain financial institutions
(Incorporated by reference from Form 10-Q for the quarter ended June 30, 2004)

3.	Exhibits, continued

	10.10	Amendment of the TRG Incentive Plan, effective January 1, 2003*
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

	10.11	The Ryland Group, Inc. Performance Award Program, effective July 1, 2002*
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

	10.12	The Ryland Group, Inc. Senior Executive Performance Plan*
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

	10.13	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan*
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)

	10.14	The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan*
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)

	12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

	13	Excerpt from Annual Report to Shareholders for the Year Ended December 31, 2004
(Filed herewith)

	21	Subsidiaries of the Registrant
(Filed herewith)

	23	Consent of Independent Registered Public Accounting Firm
(Filed herewith)

	24	Power of Attorney
(Filed herewith)

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

*	Management contract or compensatory plan or arrangement

The Ryland Group, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	and	End of
	of Period	Expenses	Transfers	Period

Valuation allowance:
Homebuilding inventories[1]

2004	$1,526	$33	$(154)	$1,405
2003	5,340	25	(3,839)	1,526
2002	7,117	2,066	(3,843)	5,340

[1]	Balances as of December 31, 2004, 2003 and 2002, represent valuation allowances for assets to be disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.

By:

/s/ R. Chad Dreier	February 22, 2005

R. Chad Dreier, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ R. Chad Dreier	February 22, 2005

R. Chad Dreier
Chief Executive Officer

Principal Financial Officer:

/s/ Gordon A. Milne	February 22, 2005

Gordon A. Milne
Chief Financial Officer

Principal Accounting Officer:

/s/ David L. Fristoe	February 22, 2005

David L. Fristoe
Chief Accounting Officer

All members of the Board of Directors: R. Chad Dreier, Daniel T. Bane, Leslie M. Frécon, Roland A. Hernandez, William L. Jews, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Charlotte St. Martin, Paul J. Varello and John O. Wilson

By:

/s/ Timothy J. Geckle	February 22, 2005

Timothy J. Geckle
As Attorney-in-Fact

INDEX OF EXHIBITS

12.1	Computation of Ratio of Earnings to Fixed Charges

13	Excerpt from Annual Report to Shareholders for the Year Ended December 31, 2004

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002