Form 10-Q
period 2005-03-31
RYLAND GROUP INC
filed 2005-05-06
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number: 1-8029

THE RYLAND GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0849948

(State of incorporation)	(I.R.S. Employer Identification Number)

24025 Park Sorrento, Suite 400
Calabasas, California 91302
818-223-7500

(Address and telephone number of principal executive offices)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on April 29, 2005, was 47,105,459.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
REVENUES

Homebuilding	$858,377	$738,044
Financial services	15,597	16,555

TOTAL REVENUES	873,974	754,599

EXPENSES

Cost of sales	660,845	573,809
Selling, general and administrative	90,258	78,328
Financial services	6,967	6,004
Corporate	14,511	10,954
Interest	225	283

TOTAL EXPENSES	772,806	669,378

Earnings before taxes	101,168	85,221

Tax expense	38,442	32,810

NET EARNINGS	$62,726	$52,411

NET EARNINGS PER COMMON SHARE
Basic	$1.32	$1.09
Diluted	$1.25	$1.03

AVERAGE COMMON SHARES OUTSTANDING
Basic	47,488,914	47,946,828
Diluted	50,082,920	50,975,982

DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.05

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents	$61,218	$88,388
Housing inventories
Homes under construction	1,160,826	1,002,214
Land under development and improved lots	950,264	877,801
Consolidated inventory not owned	209,645	144,118

Total inventories	2,320,735	2,024,133
Property, plant and equipment	55,908	50,258
Net deferred taxes	48,461	45,708
Purchase price in excess of net assets acquired	18,185	18,185
Other	219,216	198,298

TOTAL ASSETS	2,723,723	2,424,970

LIABILITIES
Accounts payable	218,164	200,611
Accrued and other liabilities	411,824	500,808
Debt	823,131	558,942

TOTAL LIABILITIES	1,453,119	1,260,361

MINORITY INTEREST	167,448	107,775

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized — 80,000,000 shares
Issued — 47,349,051 (47,348,070 for December 31, 2004)	47,349	47,348
Retained earnings	1,055,591	1,009,242
Accumulated other comprehensive income	216	244

TOTAL STOCKHOLDERS’ EQUITY	1,103,156	1,056,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,723,723	$2,424,970

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
The Ryland Group, Inc. and subsidiaries
(in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$62,726	$52,411
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,068	8,403
Changes in assets and liabilities:
Increase in inventories	(237,747)	(180,806)
Net change in other assets, payables and other liabilities	(89,760)	(58,469)
Tax benefit from exercise of stock options	3,938	3,960
Other operating activities, net	(6,283)	8,364

Net cash used for operating activities	(258,058)	(166,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(13,734)	(13,236)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	1,407	2,695

Net cash used for investing activities	(12,327)	(10,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	—
Increase (decrease) in short-term borrowings	14,189	(1,524)
Common stock dividends	(2,862)	(2,462)
Common stock repurchases	(32,047)	(37,555)
Proceeds from stock option exercises	6,448	3,942
Other financing activities, net	7,487	5,866

Net cash provided by (used for) financing activities	243,215	(31,733)

Net decrease in cash and cash equivalents	(27,170)	(208,411)
Cash and cash equivalents at beginning of period	88,388	316,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,218	$108,293

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Increase in consolidated inventory not owned related to land options	$58,855	$27,595

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
The Ryland Group, Inc. and subsidiaries
(in thousands, except share data)

				Accumulated
				Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity

BALANCE AT DECEMBER 31, 2004	$47,348	$—	$1,009,242	$244	$1,056,834
Comprehensive income:
Net earnings			62,726		62,726
Other comprehensive income, net of tax:
Unrealized losses on mortgage-backed securities, net of taxes of $(17)				(28)	(28)

Total comprehensive income					62,698
Common stock dividends (per share $0.06)			(2,852)		(2,852)
Repurchase of common stock	(485)	(18,037)	(13,525)		(32,047)
Employee stock plans and related income tax benefit	486	18,037			18,523

BALANCE AT MARCH 31, 2005	$47,349	$—	$1,055,591	$216	$1,103,156

See Notes to Consolidated Financial Statements.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly-owned subsidiaries (“the Company”). Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

The consolidated balance sheet at March 31, 2005, the consolidated statements of earnings for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2005, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2004 annual report to its stockholders.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three months ended March 31, 2005, are not necessarily indicative of the operating results expected for the year ended December 31, 2005.

Note 2. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income totaled $62.7 million and $52.4 million for the three months ended March 31, 2005 and 2004, respectively.

Note 3. Segment Information

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

	Three Months Ended March 31,
(in thousands)	2005	2004

Revenues
Homebuilding	$858,377	$738,044
Financial services	15,597	16,555

Total	$873,974	$754,599

Earnings before taxes
Homebuilding	$107,274	$85,907
Financial services	8,405	10,268
Corporate	(14,511)	(10,954)

Total	$101,168	$85,221

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corporate is a nonoperating business segment with the sole purpose of supporting operations. Certain corporate expenses are allocated to the homebuilding and financial services segments. The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings. The accounting policies of the segments are the same as those described in Note A of the Company’s 2004 Annual Report.

Note 4. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended March 31,
	2005	2004

Numerator
Net earnings	$62,726	$52,411

Denominator
Basic earnings per share — weighted-average shares	47,488,914	47,946,828
Effect of dilutive securities:
Stock options	2,298,335	2,470,612
Equity incentive plan	295,671	558,542

Dilutive potential of common shares	2,594,006	3,029,154

Diluted earnings per share — adjusted weighted-average shares and assumed conversions	50,082,920	50,975,982
Net earnings per common share
Basic	$1.32	$1.09
Diluted	$1.25	$1.03

At March 31, 2005, all options were included in the diluted earnings per share calculation. Options to purchase 220,000 shares of common stock at various prices were outstanding at March 31, 2004, but were not included in the computation of diluted earnings per share for the three months ended March 31, 2004, because the exercise prices were greater than the average market price of the shares, and, therefore, their effect would have been antidilutive.

Note 5. Inventories

Inventories consist principally of homes under construction, land under development and improved lots. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value.

The following table is a summary of capitalized interest (in thousands):

	2005	2004

Capitalized interest at January 1	$55,414	$45,163
Interest capitalized	15,182	12,198
Interest amortized to cost of sales	(10,081)	(7,391)

Capitalized interest at March 31	$60,515	$49,970

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Purchase Price in Excess of Net Assets Acquired

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” requires that goodwill and other intangible assets no longer be amortized but be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity-method investments no longer be amortized.

The Company adopted the provisions of SFAS 142 on January 1, 2002, and performs impairment tests of its goodwill annually as of March 31. The Company tests goodwill for impairment by using the two-step process prescribed in SFAS 142. The first step identifies potential impairment, while the second step measures the amount of impairment. The Company had no impairment at March 31, 2005 or 2004.

The Company’s application of the nonamortization provisions of SFAS 142 resulted in the elimination of its goodwill amortization expense in 2005 and 2004.

Note 7. Variable Interest Entities

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

The Company routinely enters into joint ventures for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest with a VIE holding the land parcel under option.

In accordance with the provisions of FIN 46, the Company consolidated $209.6 million of inventory not owned at March 31, 2005, $173.7 million of which pertained to lot option contracts and $35.9 million of which pertained to three of the Company’s homebuilding joint ventures (see Note 8). While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. This represents the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $16.3 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned. Minority interest totaling $157.4 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. At March 31, 2005, the Company had cash deposits and letters of credit totaling $23.6 million relating to lot option contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company. At March 31, 2005, the Company had cash deposits and/or letters of credit totaling $74.5 million which were associated with lot option purchase contracts that had an aggregate purchase price of $1.3 billion and that were related to VIEs in which it did not have a primary variable interest.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Investments in Joint Ventures

The Company routinely enters into joint ventures for the purpose of acquisition and co-development of land parcels and lots. Currently, the Company participates in homebuilding joint ventures in the Atlanta, Chicago, Dallas, Denver, Las Vegas, Orlando, Phoenix and Washington, D.C., markets. The Company participates in a number of joint ventures in which it has less than a controlling interest. At March 31, 2005, and December 31, 2004, the Company’s investment in its unconsolidated joint ventures amounted to $8.7 million and $2.5 million, respectively. The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, it reduces its cost basis in these lots by its share of the earnings from the lots. The Company’s equity in earnings of its unconsolidated joint ventures totaled $99,000 for the three-month period ended March 31, 2005, compared to losses of $14,000 for the three-month period ended March 31, 2004. The aggregate assets of the unconsolidated joint ventures in which the Company participated were $115.7 million and $10.3 million at March 31, 2005, and December 31, 2004, respectively. At December 31, 2004, the aggregate debt of the unconsolidated joint ventures in which the Company participated was $3.6 million. These unconsolidated joint ventures did not have any debt at March 31, 2005. The Company did not guarantee the debt of its unconsolidated joint ventures.

At March 31, 2005, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities. In association with these consolidated joint ventures, the Company recorded pretax losses of $5,000 for the three-month period ended March 31, 2005. Total assets of $36.3 million, including consolidated inventory not owned (see Note 7), total liabilities of $18.3 million and minority interest of $10.0 million were consolidated.

Note 9. Debt

In January 2005, the Company sold the $250.0 million aggregate principal amount of its 5.4 percent senior notes due January 2015. Commencing on July 15, 2005, the Company will pay interest semiannually in arrears on January 15 and July 15 of each year. The notes will mature on January 15, 2015, and may be redeemed at a stated redemption price, in whole or in part, prior to their maturity.

Additionally, at March 31, 2005, the Company had (a) $100.0 million of 8.0 percent senior notes due August 2006, with interest payable semiannually, which may not be redeemed prior to maturity; (b) $150.0 million of 5.4 percent senior notes due June 2008, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; and (c) $147.0 million of 9.8 percent senior notes due September 2010, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time on or after September 1, 2005.

At March 31, 2005, the Company had $143.5 million of 9.1 percent senior subordinated notes due June 2011, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time on or after June 15, 2006. Senior subordinated notes are subordinated to all existing and future senior debt of the Company.

In June 2004, the Company executed an agreement for a new $500.0 million unsecured revolving credit facility. The agreement, maturing in June 2009, contains an accordion feature under which the aggregate commitment may be increased up to $650.0 million, subject to the availability of additional commitments. Borrowings under this agreement bear interest at variable short-term rates. In addition to the stated interest rates, the agreement requires the Company to pay certain fees. The Company used its unsecured

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

revolving credit facility to finance increases in its homebuilding inventory and working capital. There were no outstanding borrowings under this agreement at March 31, 2005, and December 31, 2004. Under this facility, the Company had letters of credit outstanding which totaled $136.3 million at March 31, 2005, and $131.3 million at December 31, 2004. Unused borrowing capacity under this facility was $363.7 million and $368.7 million at March 31, 2005, and December 31, 2004, respectively.

The Company’s obligations to pay principal, premium, if any, and interest under its $500.0 million unsecured revolving credit facility; 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 9.8 percent senior notes due September 2010; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional.

The senior and senior subordinated note and indenture agreements, as well as the unsecured revolving credit facility, contain numerous restrictive covenants. At March 31, 2005, the Company was in compliance with these covenants.

In 2005, the Company’s financial services segment reduced and extended a revolving credit facility used to finance mortgage investment portfolio securities. The facility, previously $15.0 million, was renewed for $10.0 million. The agreement matures in March 2006 and bears interest at market rates. Borrowings outstanding under this facility totaling $9.7 million and $10.5 million at March 31, 2005, and December 31, 2004, respectively, were collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-purpose subsidiaries.

To finance land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2005, and December 31, 2004, outstanding seller-financed nonrecourse notes payable were $22.9 million and $8.0 million, respectively.

Note 10. Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At March 31, 2005, and December 31, 2004, the cash surrender value of these contracts was $16.2 million and $13.0 million, respectively. The net periodic benefit cost for these plans for the three months ended March 31, 2005, was $1.3 million and included service costs of $798,000, interest costs of $176,000 and investment losses of $301,000. For the three months ended March 31, 2004, the net periodic benefit cost was $511,000 and included service costs of $783,000, interest costs of $113,000 and investment earnings of $385,000. The $10.4 million and $9.4 million projected benefit obligations at March 31, 2005, and December 31, 2004, respectively, were equal to the net liability recognized in the balance sheet at those dates. For the three-month periods ended March 31, 2005 and 2004, the weighted-average discount rate used for the plans was 7.7 percent.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Stock-Based Compensation

The Company has elected to follow the intrinsic value method to account for compensation expense, which is related to the award of stock options, and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended. Since stock option awards are granted at prices no less than the fair market value of the shares at the date of grant, no compensation expense is recognized. Had compensation expense been determined based on fair value at the grant date for stock option awards, consistent with the provisions of SFAS 123, the Company’s net earnings and earnings per share in the first three months of 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table (in thousands, except share data):

	Three Months Ended March 31,
	2005	2004

Net earnings, as reported	$62,726	$52,411
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,197)	(1,707)

Pro forma net earnings	$60,529	$50,704

Earnings per share:
Basic — as reported	$1.32	$1.09
Basic — pro forma	1.27	1.06
Diluted — as reported	1.25	1.03
Diluted — pro forma	1.21	0.99

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model. The Company did not grant stock options during the quarter ended March 31, 2005. The following weighted-average assumptions were used for grants during the first three months of 2004: a risk-free interest rate of 2.2 percent; an expected volatility factor for the market price of the Company’s common stock of 38.5 percent; a dividend yield of 0.5 percent; and an expected life of three years. The weighted-average fair value at the grant date for options granted during the three-month period ended March 31, 2004, was $11.03.

Note 12. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At March 31, 2005, it had related cash deposits and letters of credit outstanding of $140.7 million for land options and land purchase contracts having a total purchase price of $2.1 billion. At March 31, 2005, the Company had commitments with respect to option contracts having specific performance provisions of approximately $82.3 million, compared to $117.2 million at December 31, 2004.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At March 31, 2005, total development bonds were $339.3 million, while total related deposits and letters of

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

credit were $82.6 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

Interest rate lock commitments (IRLCs) represent loan commitments with customers at market rates generally up to 180 days before settlement. At March 31, 2005, the Company had outstanding IRLCs totaling $151.5 million. Hedging contracts are entered into to mitigate the risk associated with interest rate fluctuations on IRLCs.

The Company provides product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. It estimates and records warranty liabilities based upon historical experience and known risks at the time a home closes, and in case of unexpected claims upon identification and qualification of the obligations. Actual future warranty costs could differ from currently estimated amounts.

Changes in the Company’s product liability during the period are as follows (in thousands):

	2005	2004

Balance at January 1	$33,090	$34,258
Warranties issued	4,523	4,135
Settlements made	(5,199)	(4,143)
Changes in liability for accruals related to pre-existing warranties	2,595	(2,420)

Balance at March 31	$35,009	$31,830

Please refer to “Part II. Other Information, Item 1. Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

Note 13. New Accounting Pronouncements

SFAS 123(R)
In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” While generally similar in approach to its predecessor statement, SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. SFAS 123(R) permits public companies to adopt its requirements using either the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or the “modified retrospective” method, which includes the requirements of the modified prospective method described above and also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after January 1, 2006. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company will implement the provisions of SFAS 123(R) the first quarter of 2006, which will have an impact on its statements of earnings but is not expected to have a material impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 11 to the Consolidated Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.9 million and $4.0 million at March 31, 2005 and 2004, respectively.

In March 2005, the SEC released Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment.” SAB 107 provides the SEC’s staff position regarding the application of SFAS 123(R). SAB 107 contains interpretive guidance related to the interaction between SFAS 123(R) and SEC rules and regulations. SAB 107 outlines the significance of disclosures made regarding the accounting for share-based payments.

Note 14. Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $500.0 million unsecured revolving credit facility; 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 9.8 percent senior notes due September 2010; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the accompanying condensed consolidating financial statements have been included. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors and are, therefore, not presented.

The following information presents the consolidating statements of earnings, financial position and cash flows for (a) the parent company and issuer, The Ryland Group, Inc. (“TRG, Inc.”); (b) the Guarantor Subsidiaries; (c) the non-guarantor subsidiaries; and (d) the consolidation eliminations used to arrive at the consolidated information for The Ryland Group, Inc. and its subsidiaries.

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(amounts in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES
Homebuilding	$476,290	$407,185	$—	$(25,098)	$858,377
Financial services	—	—	15,597	—	15,597

TOTAL REVENUES	476,290	407,185	15,597	(25,098)	873,974

EXPENSES
Cost of sales	373,164	312,779	—	(25,098)	660,845
Selling, general and administrative	46,946	43,292	20	—	90,258
Financial services	—	—	6,967	—	6,967
Corporate	4,674	9,837	—	—	14,511
Interest	(268)	268	225	—	225

TOTAL EXPENSES	424,516	366,176	7,212	(25,098)	772,806

Earnings before taxes	51,774	41,009	8,385	—	101,168
Tax expense	19,673	15,583	3,186	—	38,442
Equity in net earnings of subsidiaries	30,625	—	—	(30,625)	—

NET EARNINGS	$62,726	$25,426	$5,199	$(30,625)	$62,726

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(amounts in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES
Homebuilding	$464,151	$297,067	$195	$(23,369)	$738,044
Financial services	—	—	16,555	—	16,555

TOTAL REVENUES	464,151	297,067	16,750	(23,369)	754,599

EXPENSES
Cost of sales	362,191	234,792	195	(23,369)	573,809
Selling, general and administrative	45,787	32,538	3	—	78,328
Financial services	—	—	6,004	—	6,004
Corporate	2,610	8,344	—	—	10,954
Interest	(734)	734	283	—	283

TOTAL EXPENSES	409,854	276,408	6,485	(23,369)	669,378

Earnings before taxes	54,297	20,659	10,265	—	85,221
Tax expense	20,904	7,954	3,952	—	32,810
Equity in net earnings of subsidiaries	19,018	—	—	(19,018)	—

NET EARNINGS	$52,411	$12,705	$6,313	$(19,018)	$52,411

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATING BALANCE SHEET

	MARCH 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(amounts in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$39,327	$11,492	$10,399	$—	$61,218
Consolidated inventories owned	1,238,656	872,434	—	—	2,111,090
Consolidated inventories not owned	7,039	9,275	193,331	—	209,645

Total inventories	1,245,695	881,709	193,331	—	2,320,735
Property, plant and equipment	33,003	22,905	—	—	55,908
Net deferred taxes	52,261	—	(3,800)	—	48,461
Purchase price in excess of net assets acquired	15,383	2,802	—	—	18,185
Investment in subsidiaries	45,508	—	—	(45,508)	—
Other	138,568	31,699	48,949	—	219,216

TOTAL ASSETS	1,569,745	950,607	248,879	(45,508)	2,723,723

LIABILITIES
Accounts payable	128,106	81,462	8,596	—	218,164
Accrued and other liabilities	313,683	58,273	39,868	—	411,824
Debt	806,642	6,745	9,744	—	823,131
Intercompany payable	(545,283)	364,396	(125,020)	305,907	—

TOTAL LIABILITIES	703,148	510,876	(66,812)	305,907	1,453,119

MINORITY INTEREST	—	—	167,448	—	167,448

STOCKHOLDERS’ EQUITY	866,597	439,731	148,243	(351,415)	1,103,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,569,745	$950,607	$248,879	$(45,508)	$2,723,723

CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(amounts in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$36,090	$31,390	$20,908	$—	$88,388
Consolidated inventories owned	1,118,062	761,953	—	—	1,880,015
Consolidated inventories not owned	2,398	9,298	132,422	—	144,118

Total inventories	1,120,460	771,251	132,422	—	2,024,133
Property, plant and equipment	30,024	20,234	—	—	50,258
Net deferred taxes	49,524	—	(3,816)	—	45,708
Purchase price in excess of net assets acquired	15,383	2,802	—	—	18,185
Investment in subsidiaries	95,408	—	—	(95,408)	—
Other	124,396	19,522	54,380	—	198,298

TOTAL ASSETS	1,471,285	845,199	203,894	(95,408)	2,424,970

LIABILITIES
Accounts payable	121,362	76,470	2,779	—	200,611
Accrued and other liabilities	386,023	67,802	46,983	—	500,808
Debt	547,612	840	10,490	—	558,942
Intercompany payable	(403,987)	285,782	(107,177)	225,382	—

TOTAL LIABILITIES	651,010	430,894	(46,925)	225,382	1,260,361

MINORITY INTEREST	—	—	107,775	—	107,775

STOCKHOLDERS’ EQUITY	820,275	414,305	143,044	(320,790)	1,056,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,471,285	$845,199	$203,894	$(95,408)	$2,424,970

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(amounts in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$62,726	$25,426	$5,199	$(30,625)	$62,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,897	3,889	282	—	9,068
Changes in assets and liabilities:
Increase in inventories	(125,235)	(110,458)	(2,054)	—	(237,747)
Net change in other assets, payables and other liabilities	(168,512)	61,900	(13,773)	30,625	(89,760)
Tax benefit from exercise of stock options	3,938	—	—	—	3,938
Other operating activities, net	(6,283)	—	—	—	(6,283)

Net cash used for operating activities	(228,469)	(19,243)	(10,346)	—	(258,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(7,000)	(6,560)	(174)	—	(13,734)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	—	—	1,407	—	1,407

Net cash (used for) provided by investing activities	(7,000)	(6,560)	1,233	—	(12,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	—	—	—	250,000
Increase (decrease) in short-term borrowings	9,030	5,905	(746)	—	14,189
Common stock dividends	(2,862)	—	—	—	(2,862)
Common stock repurchases	(32,047)	—	—	—	(32,047)
Proceeds from stock option exercises	6,448	—	—	—	6,448
Other financing activities, net	8,137	—	(650)	—	7,487

Net cash provided by (used for) financing activities	238,706	5,905	(1,396)	—	243,215

Net increase (decrease) in cash and cash equivalents	3,237	(19,898)	(10,509)	—	(27,170)
Cash and cash equivalents at beginning of year	36,090	31,390	20,908	—	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	39,327	11,492	10,399	—	61,218

CONSOLIDATING STATEMENT OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(amounts in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$52,411	$12,705	$6,313	$(19,018)	$52,411
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,452	2,737	214	—	8,403
Changes in assets and liabilities:
Increase in inventories	(77,617)	(68,350)	(34,839)	—	(180,806)
Net change in other assets, payables and other liabilities	28,117	(135,949)	30,345	19,018	(58,469)
Tax benefit from exercise of stock options	3,960	—	—	—	3,960
Other operating activities, net	8,364	—	—	—	8,364

Net cash provided by (used for) operating activities	20,687	(188,857)	2,033	—	(166,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(7,965)	(4,932)	(339)	—	(13,236)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	—	—	2,695	—	2,695

Net cash (used for) provided by investing activities	(7,965)	(4,932)	2,356	—	(10,541)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings	(483)	606	(1,647)	—	(1,524)
Common stock dividends	(2,462)	—	—	—	(2,462)
Common stock repurchases	(37,555)	—	—	—	(37,555)
Proceeds from stock option exercises	3,942	—	—	—	3,942
Other financing activities, net	6,876	—	(1,010)	—	5,866

Net cash (used for) provided by financing activities	(29,682)	606	(2,657)	—	(31,733)

Net (decrease) increase in cash and cash equivalents	(16,960)	(193,183)	1,732	—	(208,411)
Cash and cash equivalents at beginning of year	34,434	278,767	3,503	—	316,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	17,474	85,584	5,235	—	108,293

THE RYLAND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15. Subsequent Events

On May 2, 2005, the Company priced $250.0 million aggregate principal amount of 5.4 percent senior notes due 2012 and intends to close the debt financing on May 9, 2005. Upon closing, the Company will receive proceeds of approximately $248.1 million from this offering, before certain administrative expenses. The Company expects to use a portion of the net proceeds to redeem all of its 9.8 percent senior notes due September 2010 in September 2005, and the remainder of the net proceeds will be used for general corporate purposes. The Company will pay interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2005. The notes will mature on May 15, 2012, and may be redeemed, in whole or in part, prior to their maturity at a stated redemption price. Additionally, the notes will be subject to certain restrictions which include, among other things, additional secured debt; obligations upon change of control; sale of assets; and sale and leaseback of assets. Payment of principal and interest on the notes will be guaranteed, jointly and severally, by substantially all of the Company’s direct and indirect wholly-owned homebuilding subsidiaries. The guarantees will rank equally with all other unsecured and unsubordinated indebtedness of such subsidiaries.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Certain statements in this quarterly report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may qualify for the safe harbor provided for in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations and beliefs concerning future events, and no assurance can be given that the results described in this quarterly report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “should,” “target,” “will” or other similar words or phrases. All forward-looking statements contained herein are based upon information available to the Company on the date of this quarterly report. Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. The factors and assumptions upon which any forward-looking statements herein are based are subject to risks and uncertainties which include, among others:

•	economic changes nationally or in the Company’s local markets, including volatility in interest rates, inflation, changes in consumer confidence levels and the state of the market for homes in general;

•	the availability and cost of land;

•	increased land development costs on projects under development;

•	shortages of skilled labor or raw materials used in the production of houses;

•	increased prices for labor, land and raw materials used in the production of houses;

•	increased competition;

•	failure to anticipate or react to changing consumer preferences in home design;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to laws, regulations or governmental policies (including those that affect zoning, density, building standards and the environment);

•	delays in obtaining approvals from applicable regulatory agencies and others in connection with the Company’s communities and land activities; and

•	other factors over which the Company has little or no control.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company reported consolidated net earnings of $62.7 million, or $1.25 per diluted share, for the first quarter of 2005, compared to consolidated net earnings of $52.4 million, or $1.03 per diluted share, for the first quarter of 2004. This rise in net earnings was a result of higher revenues and increased profitability.

The Company’s revenues reached $874.0 million for the first quarter of 2005, up 15.8 percent from $754.6 million for the first quarter of 2004. This increase was primarily attributable to higher average closing prices, increased closing volume and a rise in design-option revenues.

The value of outstanding sales contracts rose 32.8 percent at March 31, 2005, compared to March 31, 2004, and the average price of outstanding contracts at $280,000 continued to increase.

Cash generated from operations has been reinvested to fund the Company’s future growth. Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, grew 12.3 percent to $2.1 billion at March 31, 2005, compared to $1.9 billion at December 31, 2004, primarily due to an increase in backlog and related construction activities. Land under development increased by 8.3 percent during the first quarter of 2005, compared to December 31, 2004, while the number of lots under the Company’s control increased to 81,507, or 17.3 percent, compared to March 31, 2004.

The Company continued to repurchase stock, acquiring 485,000 shares during the first quarter of 2005. During the first three months of 2005, $250.0 million of debt was issued to fund near term growth while stockholders’ equity grew by $46.3 million and as a result, leverage increased. The Company’s debt-to-capital ratio increased from 34.6 percent at December 31, 2004 to 42.7 percent at March 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Homebuilding

New orders rose 2.7 percent during the first quarter of 2005, compared to the same period in the prior year. New orders for the three months ended March 31, 2005, increased 16.2 percent in the West and 4.9 percent in the Southeast but decreased 6.6 percent in the North and 2.1 percent in Texas, compared to the first quarter of 2004. The number of active communities at March 31, 2005, was 372, compared to 306 active communities at March 31, 2004.

At March 31, 2005, the Company had outstanding contracts for 9,584 units, representing a 23.3 percent increase over its outstanding contracts at March 31, 2004. Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The value of outstanding contracts at March 31, 2005, was $2.7 billion, an increase of 32.8 percent from March 31, 2004, due to a rise in the number of outstanding contracts and a 7.7 percent increase in average price. Average sales price increased, in part, from a change in mix that was weighted toward higher-priced markets.

	North	Texas	Southeast	West	Total

For the three months ended March 31,
New orders (units)
2005	1,320	1,004	1,516	1,262	5,102
2004	1,413	1,026	1,445	1,086	4,970

Closings (units)
2005	770	575	934	859	3,138
2004	902	523	911	702	3,038

Average closing price (in thousands)
2005	$292	$169	$239	$354	$271
2004	268	171	224	283	242

Outstanding contracts at March 31, Units
2005	2,358	1,421	3,440	2,365	9,584
2004	2,249	1,312	2,757	1,455	7,773

Dollars (in millions)
2005	$743	$254	$889	$797	$2,683
2004	686	223	649	462	2,020

Average price (in thousands)
2005	$315	$179	$259	$337	$280
2004	305	170	236	317	260

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of operations for the homebuilding segment are summarized as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Revenues	$858,377	$738,044
Cost of sales	660,845	573,809

Gross profit	197,532	164,235
Selling, general and administrative expenses	90,258	78,328

Homebuilding pretax earnings	$107,274	$85,907

Three months ended March 31, 2005, compared to three months ended March 31, 2004

The homebuilding segment reported pretax earnings of $107.3 million for the first quarter of 2005, compared to $85.9 million for the same period in the prior year. Homebuilding results for the first quarter of 2005 rose from 2004, primarily due to higher revenues and increased profitability.

Homebuilding revenues increased $120.3 million for the first quarter of 2005, compared to 2004, primarily due to a 12.0 percent increase in the average closing price of a home, as well as an increase in volume.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the first quarter of 2005. Homebuilding revenues for the first quarter of 2005 included $8.5 million from land sales, compared to $3.8 million for the first quarter of 2004, which contributed net gains of $0.6 million and $0.4 million to pretax earnings in 2005 and 2004, respectively.

Gross profit margins from home sales averaged 23.2 percent for the first quarter of 2005, compared to 22.3 percent for the first quarter of 2004. This improvement was primarily due to sales prices rising at a greater rate than costs and a change in closing volume mix, with an increased percentage of closings coming from higher margin markets during the first quarter of 2005.

Selling, general and administrative expenses, as a percentage of revenue, were 10.5 percent for the three months ended March 31, 2005, compared to 10.6 percent for the same period in the prior year.

The Company capitalized all interest incurred during the first quarter of 2005 and 2004 due to increased development activity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Services

For the three months ended March 31, 2005, the financial services segment reported pretax earnings of $8.4 million, compared to $10.3 million for the same period in 2004. The decrease was primarily attributable to reduced gains on the sale of mortgages and loan servicing rights, which resulted from an increase in less profitable adjustable-rate mortgage product and a more competitive marketplace, and partially offset by a rise in mortgage origination dollars.

STATEMENTS OF EARNINGS (unaudited)

	Three Months Ended March 31,
(amounts in thousands)	2005	2004

REVENUES
Net gains on sales of mortgages and mortgage servicing rights	$8,213	$9,890
Title/escrow/insurance	5,119	4,520
Net origination fees	1,649	1,174
Interest
Mortgage-backed securities and notes receivable	398	771
Other	206	200

Total interest	604	971
Other	12	—

TOTAL REVENUES	15,597	16,555
EXPENSES
General and administrative	6,967	6,004
Interest	225	283

TOTAL EXPENSES	7,192	6,287

PRETAX EARNINGS	$8,405	$10,268

Originations (units)	2,363	2,395
Ryland Homes origination capture rate	80.3%	84.3%
Mortgage-backed securities and notes receivable average balance	$9,842	$24,361

BALANCE SHEETS

	March 31,	December 31,
(amounts in thousands)	2005	2004

	(unaudited)
ASSETS
Cash	$8,552	$19,149
Other assets	46,396	50,410

TOTAL ASSETS	54,948	69,559

LIABILITIES
Accounts payable	8,596	2,779
Accrued and other liabilities	17,894	37,588
Debt	9,744	10,490

TOTAL LIABILITIES	36,234	50,857

STOCKHOLDER’S EQUITY	18,714	18,702

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$54,948	$69,559

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three months ended March 31, 2005, compared to three months ended March 31, 2004

Revenues for the financial services segment decreased 5.8 percent to $15.6 million for the first quarter of 2005, compared to the same period in the prior year. The decrease was primarily attributable to a rise in adjustable-rate mortgage product, which yielded lower servicing premiums and, in turn, resulted in lower gains on the sale of mortgages, partially offset by revenues from the Company’s title, escrow and insurance operations, which resulted from increased title and insurance units and higher premiums received during the first quarter of 2005. The capture rate of mortgages originated for customers of the homebuilding segment was 80.3 percent in the first quarter of 2005, compared to 84.3 percent in the first quarter of 2004. Mortgage origination dollars increased primarily as a result of higher average loan values.

For the three months ended March 31, 2005, general and administrative expenses were $7.0 million versus $6.0 million for the same period in 2004. This increase was primarily attributable to additional expenses incurred in supporting expansion of the Company’s homebuilding markets.

Interest expense decreased 20.5 percent for the three months ended March 31, 2005, compared to the same period in 2004. The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale of a portion of the investment portfolio and continued runoff of the underlying collateral.

Corporate

Three months ended March 31, 2005, compared to three months ended March 31, 2004

Corporate expenses were $14.5 million and $11.0 million for the three months ended March 31, 2005 and 2004, respectively. The rise in corporate expenses was primarily attributable to increased incentive compensation, which was due to improvement in the Company’s financial results and rising stock price.

Income Taxes

The Company’s income tax amounts represented effective income tax rates of 38.0 percent for 2005 and 38.5 percent for 2004. The decrease in the effective income tax rate in 2005 was due primarily to the estimated benefits of the new tax deduction related to “qualified production activities income” created by the American Jobs Creation Act of 2004. Additional guidance from the United States Department of the Treasury related to “qualified production activities income” is expected in late 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

Net earnings provided $62.7 million during the first three months of 2005 and $52.4 million during the same period in 2004, primarily as a result of increased profitability. Additionally, net changes in other assets and liabilities used $89.8 million and $58.5 million during the three months ended March 31, 2005 and 2004, respectively. Cash held at the beginning of the year and provided during the period was invested principally in inventory of $237.7 million and $180.8 million, as well as in stock repurchases of $32.0 million and $37.6 million, for the three months ended March 31, 2005 and 2004, respectively. Dividends totaling $0.06 per share and $0.05 per share were declared in the three-month periods ending March 31, 2005 and 2004, respectively.

Consolidated inventories owned by the Company increased to $2.1 billion at March 31, 2005, from $1.9 billion at December 31, 2004, in support of a significantly higher backlog of homes sold and land acquisition and development commensurate with higher closing volume in the remainder of 2005 and upcoming 2006. The Company attempts to maintain approximately a four- to five-year supply of land, with half or more controlled through options. At March 31, 2005, the Company controlled 81,507 lots (a 5.4-year supply based on actual 2004 closings), with 32,985 lots owned and 48,522 lots, or 59.5 percent, under option. The Company has historically funded the acquisition of land and exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility. The Company expects these sources to continue to be adequate to fund future obligations with regard to acquisition of land and exercise of land option contracts; therefore, it does not anticipate that the acquisition of land and exercise of land options will have a material adverse effect on its liquidity. In an effort to increase liquidity in prior years, models were sold and leased back on a selective basis. As cash balances increased, model leases declined. The Company owned 81.2 percent of its model homes at March 31, 2005, versus 63.5 percent at March 31, 2004.

During the three months ended March 31, 2005, the Company repurchased 485,000 shares of its outstanding common stock at a cost of approximately $32.0 million. At March 31, 2005, the Company had authorization from its Board of Directors to purchase an additional 2.5 million shares. The Company’s stock repurchase program has been funded primarily through internally generated funds.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable. On January 11, 2005, the Company issued $250.0 million aggregate principal amount of 5.4 percent senior notes due January 2015. Senior and senior subordinated notes outstanding totaled $790.5 million at March 31, 2005, compared to $540.5 million at December 31, 2004.

The Company uses its $500.0 million unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. There were no borrowings under the current facility at March 31, 2005, and December 31, 2004, respectively. Under this facility, the Company had letters of credit outstanding which totaled $136.3 million at March 31, 2005, and $131.3 million at December 31, 2004. Unused borrowing capacity under this facility was $363.7 million and $368.7 million at March 31, 2005, and December 31, 2004, respectively.

The $100.0 million of 8.0 percent senior notes due August 2006; $147.0 million of 9.8 percent senior notes due September 2010; and $143.5 million of 9.1 percent senior subordinated notes due June 2011, contain numerous restrictive covenants which include, among other things, limitations on change of control; liens

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

and guarantees; dividends and distributions; sale of assets; modification of debt instruments; transactions with affiliates; and inventory. At March 31, 2005, the Company was in compliance with these covenants.

The $150.0 million of 5.4 percent senior notes due June 2008 and the $250.0 million 5.4 percent senior notes due January 2015 are subject to certain restrictions which include, among other things, additional secured debt; obligations upon change of control; sale of assets; and sale and leaseback of assets.

To finance land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2005, such notes payable outstanding amounted to $22.9 million, compared to $8.0 million at December 31, 2004.

The financial services segment uses cash generated internally and from outside borrowing arrangements to finance its operations. Borrowing arrangements at March 31, 2005, included a $10.0 million, previously $15.0 million, revolving credit facility used to finance investment portfolio securities. At March 31, 2005, and December 31, 2004, the combined borrowings of the financial services segment outstanding under all agreements, were $9.7 million and $10.5 million, respectively.

Although the Company’s limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest. Revenues, expenses and portfolio balances continue to decline as mortgage collateral pledged to secure the bonds decreases due to scheduled payments and prepayments and the sale of a portion of the investment portfolio during 2004. The source of cash for the bond payments was cash received from mortgage loans, notes receivable and mortgage-backed securities.

The Ryland Group, Inc. has not guaranteed the debt of either its financial services segment or its limited-purpose subsidiaries.

The Company filed a Registration Statement with the SEC for up to $1.0 billion of the Company’s debt and equity securities on April 11, 2005. The Registration Statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

The Company believes that its available borrowing capacity at March 31, 2005, and anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OFF–BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At March 31, 2005, the Company had $140.7 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $2.1 billion. Only $82.3 million of the $2.1 billion in land and lot option purchase contracts contain specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, the Company consolidated $209.6 million of inventory not owned at March 31, 2005, $173.7 million of which pertained to lot option contracts and $35.9 million of which pertained to three of the Company’s homebuilding joint ventures. (See Notes 7 and 8.)

At March 31, 2005, the Company had outstanding letters of credit of $67.6 million and development or performance bonds of $339.3 million, issued by third parties, to secure performance under various contracts and land or municipal improvement obligations. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations. The Company has no material third-party guarantees other than those associated with its $500.0 million revolving credit facility and its senior notes.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2005, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk since December 31, 2004. For information regarding the Company’s market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

The Company has procedures in place for accumulating and evaluating information which enable it to prepare and file reports with the Securities and Exchange Commission. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at March 31, 2005.

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

The Company’s management, including its CEO and CFO, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2005, and concluded that there was no change during the quarterly period ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In November 2003, the Company received a request from the United States Environmental Protection Agency (the ”EPA”) pursuant to Section 308 of the Clean Water Act for information about storm water discharge practices in connection with recent homebuilding projects undertaken by the Company. The Company is working with the EPA to provide the requested information and review its compliance with the Clean Water Act. It is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with either the information requested or the prior storm water discharge practices of the Company.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition of the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a table summarizing the issuer’s purchases of its own equity securities during the three months ended March 31, 2005:

			Total Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares that
	Number of	Average	of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs

January 1 – 31	—	$—	—	2,938,326
February 1 – 28	130,000	67.12	130,000	2,808,326
March 1 – 31	355,000	65.70	355,000	2,453,326

Total	485,000	$66.08	485,000	2,453,326

On February 26, 2004, the Company announced that it had received authorization from its Board of Directors to purchase 2.0 million additional shares of its common stock in open-market transactions. At March 31, 2005, 453,326 shares were available for purchase in accordance with this authorization. This authorization does not have an expiration date.

On December 22, 2004, the Company announced that it had received authorization from its Board of Directors to purchase 2.0 million additional shares of its common stock in open-market transactions. At March 31, 2005, 2.0 million shares were available for purchase in accordance with this authorization. This authorization does not have an expiration date.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on April 20, 2005. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year; approve The Ryland Group, Inc. 2005 Equity Incentive Plan; approve an amendment to Ryland’s charter increasing the number of authorized shares of the Company’s total common stock by 120.0 million for an aggregate of 200.0 million shares; and consider a proposal from The Nathan Cummings Foundation (a stockholder) regarding the formation of an independent committee of the Board of Directors to assess Ryland’s response to energy efficiency and the reduction of greenhouse gas emissions.

Proxies representing 43,253,695 shares of common stock eligible to vote at the meeting, or 91.0 percent of the 47,541,136 outstanding shares, were voted.

The 11 incumbent directors nominated by the Company were re-elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
R. Chad Dreier	42,161,772	1,091,923
Daniel T. Bane	42,451,468	802,227
Leslie M. Frécon	41,482,645	1,771,050
Roland A. Hernandez	41,510,305	1,743,390
William L. Jews	42,189,390	1,064,305
Ned Mansour	42,450,818	802,877
Robert E. Mellor	42,189,980	1,063,715
Norman J. Metcalfe	42,462,251	791,444
Charlotte St. Martin	42,459,680	794,015
Paul J. Varello	42,618,484	635,211
John O. Wilson	42,613,956	639,739

The Ryland Group, Inc. 2005 Equity Incentive Plan was approved by 87.1 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
28,229,549	4,174,074	105,389

The amendment to Ryland’s charter increasing the Company’s total number of authorized shares of common stock by 120.0 million for an aggregate of 200.0 million shares was approved by 86.4 percent of the shares voting and 78.5 percent of the shares of common stock outstanding. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
37,321,383	5,876,661	55,651

The proposal from The Nathan Cummings Foundation (a stockholder) regarding the formation of an independent committee of the Board of Directors to assess Ryland’s response to energy efficiency and the reduction of greenhouse gas emissions was not approved by 92.1 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
2,350,414	27,354,429	2,804,169

Item 6. EXHIBITS

3.1	The Ryland Group, Inc. Articles of Amendment
(Filed herewith)

3.2	The Ryland Group, Inc. Articles of Restatement
(Filed herewith)

10.1	The Ryland Group, Inc. 2005 Equity Incentive Plan
(Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

May 6, 2005	By: /s/ Gordon A. Milne

Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2005	By: /s/ David L. Fristoe

Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.
3.1	The Ryland Group, Inc. Articles of Amendment
(Filed herewith)

3.2	The Ryland Group, Inc. Articles of Restatement
(Filed herewith)

10.1	The Ryland Group, Inc. 2005 Equity Incentive Plan
(Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)