Form 10-Q
period 2005-06-30
RYLAND GROUP INC
filed 2005-08-04
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on July 29, 2005, was 46,902,660.

THE RYLAND GROUP, INC.

FORM 10-Q

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	3

Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)	5

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2005 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 6. Exhibits	34

SIGNATURES	35

INDEX OF EXHIBITS	36

PART I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

The Ryland Group, Inc. and subsidiaries

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

REVENUES

Homebuilding	$1,135,744	$899,251	$1,994,121	$1,637,295
Financial services	23,968	19,270	39,565	35,825

TOTAL REVENUES	1,159,712	918,521	2,033,686	1,673,120

EXPENSES

Cost of sales	853,178	676,628	1,514,023	1,250,437
Selling, general and administrative	110,653	95,212	200,911	173,540
Financial services	7,526	5,963	14,493	11,967
Corporate expenses	19,855	15,802	34,366	26,756
Interest	210	508	435	791

TOTAL EXPENSES	991,422	794,113	1,764,228	1,463,491

Earnings before taxes	168,290	124,408	269,458	209,629

Tax expense	63,950	47,898	102,392	80,708

NET EARNINGS	$104,340	$76,510	$167,066	$128,921

NET EARNINGS PER COMMON SHARE
Basic	$2.22	$1.60	$3.53	$2.69
Diluted	$2.10	$1.51	$3.35	$2.54

AVERAGE COMMON SHARES OUTSTANDING
Basic	47,056,571	47,918,362	47,273,041	47,930,582
Diluted	49,624,859	50,561,486	49,857,403	50,762,914

DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.05	$0.12	$0.10

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

The Ryland Group, Inc. and subsidiaries

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$311,717	$88,388
Housing inventories
Homes under construction	1,337,096	1,002,214
Land under development and improved lots	946,838	877,801
Consolidated inventory not owned	238,899	144,118
Total inventories	2,522,833	2,024,133
Property, plant and equipment	59,336	50,258
Net deferred taxes	51,423	45,708
Purchase price in excess of net assets acquired	18,185	18,185
Other	216,841	198,298
TOTAL ASSETS	3,180,335	2,424,970

LIABILITIES
Accounts payable	257,084	200,611
Accrued and other liabilities	488,673	500,808
Debt	1,077,779	558,942
TOTAL LIABILITIES	1,823,536	1,260,361

MINORITY INTEREST	192,607	107,775

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value: Authorized — 200,000,000 shares Issued — 46,833,035 shares at June 30, 2005 (47,348,070 at December 31, 2004)	46,833	47,348
Retained earnings	1,117,159	1,009,242
Accumulated other comprehensive income	200	244
TOTAL STOCKHOLDERS’ EQUITY	1,164,192	1,056,834
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,180,335	$2,424,970

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

The Ryland Group, Inc. and subsidiaries

(in thousands)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$167,066	$128,921
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,757	18,246
Changes in assets and liabilities:
Increase in inventories	(418,502)	(312,577)
Net change in other assets, payables and other liabilities	27,336	(27,345)
Tax benefit from exercise of stock options	10,493	5,985
Other operating activities, net	(6,011)	8,696
Net cash used for operating activities	(199,861)	(178,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(27,219)	(23,974)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	2,667	4,431
Net cash used for investing activities	(24,552)	(19,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	500,000	—
Increase (decrease) in short-term borrowings	18,837	(1,991)
Common stock dividends	(5,715)	(4,889)
Common stock repurchases	(79,897)	(73,385)
Proceeds from exercise of stock options	7,292	5,920
Other financing activities, net	7,225	5,824
Net cash provided by (used for) financing activities	447,742	(68,521)
Net increase (decrease) in cash and cash equivalents	223,329	(266,138)
Cash and cash equivalents at beginning of period	88,388	316,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$311,717	$50,566

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Increase in consolidated inventory not owned related to land options	$80,198	$15,390

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

The Ryland Group, Inc. and subsidiaries

(in thousands, except share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2004	$47,348	$—	$1,009,242	$244	$1,056,834
Comprehensive income:
Net earnings			167,066		167,066
Other comprehensive income, net of tax:
Unrealized losses on mortgage-backed securities, net of taxes of $(27)				(44)	(44)
Total comprehensive income					167,022
Common stock dividends (per share $0.12)			(5,689)		(5,689)
Repurchase of common stock	(1,233)	(25,204)	(53,460)		(79,897)
Employee stock plans and related income tax benefit	718	25,204			25,922
BALANCE AT JUNE 30, 2005	$46,833	$—	$1,117,159	$200	$1,164,192

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

The consolidated balance sheet at June 30, 2005, the consolidated statements of earnings for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, have been prepared by the Company without audit.  In the opinion of management, all adjustments, which include normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2005, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2004 annual report to its stockholders.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the six months ended June 30, 2005, are not necessarily indicative of the operating results expected for the year ended December 31, 2005.

Note 2.  Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities.  Comprehensive income totaled $104.3 million and $76.4 million for the three months ended June 30, 2005 and 2004, respectively.  Comprehensive income for the six months ended June 30, 2005 and 2004, totaled $167.0 million and $128.8 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Revenues
Homebuilding	$1,135,744	$899,251	$1,994,121	$1,637,295
Financial services	23,968	19,270	39,565	35,825

Total	$1,159,712	$918,521	$2,033,686	$1,673,120
Earnings before taxes
Homebuilding	$171,913	$127,201	$279,187	$213,108
Financial services	16,232	13,009	24,637	23,277
Corporate	(19,855)	(15,802)	(34,366)	(26,756)

Total	$168,290	$124,408	$269,458	$209,629

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

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2005	2004	2005	2004

Numerator
Numerator for basic and diluted earnings per share — earnings available to common stockholders	$104,340	$76,510	$167,066	$128,921

Denominator
Denominator for basic earnings per share — weighted-average shares	47,056,571	47,918,362	47,273,041	47,930,582
Effect of dilutive securities:
Stock options	2,210,695	2,272,724	2,257,558	2,365,848
Equity incentive plan	357,593	370,400	326,804	466,484
Dilutive potential of common shares	2,568,288	2,643,124	2,584,362	2,832,332
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	49,624,859	50,561,486	49,857,403	50,762,914

Net earnings per common share

Basic	$2.22	$1.60	$3.53	$2.69
Diluted	$2.10	$1.51	$3.35	$2.54

All options were included in the diluted earnings per share calculation for the three and six months ended June 30, 2005.  Options to purchase 1.0 million shares and 220,000 shares of common stock at various prices were outstanding at June 30, 2004, but were not included in the computation of diluted earnings per share for the three- and six-month periods ended June 30, 2004, respectively, because their effect would have been antidilutive since the exercise prices were greater than the average market price of the shares.

Note 5.  Inventories

Inventories consist principally of homes under construction, land under development and improved lots.  Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value.

The following table is a summary of capitalized interest (in thousands):

	2005	2004

Capitalized interest at January 1	$55,414	$45,163
Interest capitalized	33,130	25,775
Interest amortized to cost of sales	(20,560)	(16,613)
Capitalized interest at June 30	$67,984	$54,325

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

No amortization was recorded during the three and six months ended June 30, 2004 and 2005 as a result of the Company’s application of the nonamortization provisions of SFAS 142.

Note 7.  Variable Interest Entities

Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns.  FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant, though not primary, variable interest.

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

In accordance with the provisions of FIN 46, the Company consolidated $238.9 million of inventory not owned at June 30, 2005, $197.7 million of which pertained to lot option contracts and $41.2 million of which pertained to three of the Company’s homebuilding joint ventures (see Note 8).  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  This represents the fair value of the optioned property.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $18.9 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned.  Minority interest totaling $178.8 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At June 30, 2005, the Company had cash deposits and letters of credit totaling $26.6 million relating to lot option contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company.  At June 30, 2005, the Company had cash deposits and/or letters of credit totaling $73.7 million which were associated with lot option purchase contracts that had an aggregate purchase price of $1.3 billion and that were related to VIEs in which it did not have a primary variable interest.

Note 8.  Investments in Joint Ventures

The Company routinely enters into joint ventures for the purpose of acquisition and co-development of land parcels and lots.  Currently, the Company participates in homebuilding joint ventures in the Atlanta, Chicago, Dallas, Denver, Las Vegas, Orlando, Phoenix and Washington, D.C., markets.  The Company participates in a number of joint ventures in which it has less than a controlling interest.  At June 30, 2005, and December 31, 2004, the Company’s investment in its unconsolidated joint ventures amounted to $8.5 million and $2.5 million, respectively and was classified under other assets.  The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders.  It does not, however, recognize earnings from lots that it purchases from the joint ventures.  Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.  The Company’s equity in earnings of its unconsolidated joint ventures totaled $70,000 for the three-month period ended June 30, 2005, compared to $5.6 million for the three-month period ended June 30, 2004.  The Company’s equity in earnings of its unconsolidated joint ventures totaled $168,000 for the six-month period ended June 30, 2005, compared to $5.6 million for the six-month period ended June 30, 2004.  The aggregate assets of the unconsolidated joint ventures in which the Company participated were $115.4 million and $10.3 million at June 30, 2005, and December 31, 2004, respectively.  The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $191,000 and $3.6 million at June 30, 2005, and December 31, 2004, respectively.  The Company did not guarantee the debt of its unconsolidated joint ventures.

At June 30, 2005, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities.  In association with these consolidated joint ventures, the Company recorded pretax earnings of $4,000 for the three-month period ended June 30, 2005 and pretax losses of $1,000 for the six-month period ended June 30, 2005.  Total assets of $41.8 million, including consolidated inventory not owned (see Note 7), total liabilities of $18.2 million and minority interest of $13.8 million were consolidated.

Note 9.  Debt

On May 9, 2005, the Company sold $250.0 million aggregate principal amount of its 5.4 percent senior notes due May 2012.  Commencing on November 15, 2005, the Company will pay interest semiannually in arrears on May 15 and November 15 of each year.  The notes will mature on May 15, 2012, and may be redeemed at a stated redemption price, in whole or in part, at any time.

Additionally, at June 30, 2005, the Company had outstanding (a) $100.0 million of 8.0 percent senior notes due August 2006, with interest payable semiannually, which may not be redeemed prior to maturity; (b) $150.0 million of 5.4 percent senior notes due June 2008, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; (c) $147.0 million of 9.8 percent senior notes due September 2010, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time on or after September 1, 2005; and (d) $250.0 million of 5.4 percent senior notes due January 2015, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time.

On July 15, 2005, the Company announced its intent to redeem $147.0 million of outstanding 9.8 percent senior notes due September 2010 on September 1, 2005.  See further discussion in Management’s Discussion and Analysis – Financial Condition and Liquidity.

At June 30, 2005, the Company had $143.5 million of 9.1 percent senior subordinated notes due June 2011, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time on or after June 15, 2006.  Senior subordinated notes are subordinated to all existing and future senior debt of the Company.

In June 2004, the Company executed an agreement for a $500.0 million unsecured revolving credit facility.  The agreement, maturing in June 2009, contains an accordion feature under which the aggregate commitment may be increased up to $650.0 million, subject to the availability of additional commitments.  Borrowings under this agreement bear interest at variable short-term rates.  In addition to the stated interest rates, the agreement requires the Company to pay certain fees.  The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital.  There were no outstanding borrowings under this agreement at June 30, 2005, and December 31, 2004.  Under this facility, the Company had letters of credit outstanding, which totaled $167.3 million at June 30, 2005, and $131.3 million at December 31, 2004.  Unused borrowing capacity under this facility was $332.7 million and $368.7 million at June 30, 2005, and December 31, 2004, respectively.

The Company’s obligations to pay principal, premium, if any, and interest under its $500.0 million unsecured revolving credit facility; 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 9.8 percent senior notes due September 2010; 5.4 percent senior notes due May 2012 and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”).  Such guarantees are full and unconditional.

The senior and senior subordinated note and indenture agreements, as well as the unsecured revolving credit facility, contain numerous restrictive covenants.  At June 30, 2005, the Company was in compliance with these covenants.

In 2005, the Company’s financial services segment reduced and extended a revolving credit facility used to finance securities for its mortgage-investment portfolio.  The facility, previously $15.0 million, was renewed for $10.0 million.  The agreement matures in March 2006 and bears interest at market rates.  Borrowings outstanding under this facility totaling $8.9 million and $10.5 million at June 30, 2005, and December 31, 2004, respectively, were collateralized by collateralized mortgage obligations previously issued by one of the Company’s limited-purpose subsidiaries.

To finance land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At June 30, 2005, and December 31, 2004, outstanding seller-financed nonrecourse notes payable were $28.3 million and $8.0 million, respectively.

Note 10.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At June 30, 2005, and December 31, 2004, the cash surrender value of these contracts was $16.3 million and $13.0 million, respectively.  The net periodic benefit cost for these plans for the three months ended June 30, 2005, was $471,000 and included service costs of $627,000, interest income of $18,000 and investment earnings of

$138,000.  Interest income resulted from an extension of the funding period for one of the plans without a corresponding increase in benefit term in the second quarter of 2005.  For the three months ended June 30, 2004, the net periodic benefit cost was $1.3 million, which included service costs of $1.2 million, interest costs of $168,000 and investment earnings of $57,000.  The net periodic benefit cost for these plans for the six months ended June 30, 2005, was $1.7 million and included service costs of $1.4 million, interest costs of $158,000 and investment losses of $163,000.  For the six months ended June 30, 2004, the net periodic benefit cost was $1.8 million and included service costs of $2.0 million, interest costs of $281,000 and investment earnings of $442,000.  The $11.0 million and $9.4 million projected benefit obligations at June 30, 2005, and December 31, 2004, respectively, were equal to the net liability recognized in the balance sheet at those dates.  For the six-month periods ended June 30, 2005 and 2004, the weighted-average discount rates used for the plans were 7.6 percent and 7.7 percent, respectively.

Note 11.  Stock-Based Compensation

The Company has elected to follow the intrinsic-value method to account for compensation expense, which is related to the award of stock options, and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended.  Since stock option awards are granted at prices no less than the fair market value of the shares at the date of grant, no compensation expense is recognized.  Had compensation expense been determined based on fair value at the grant date for stock option awards, consistent with the provisions of SFAS 123, the Company’s net earnings and earnings per share in the first six months of 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net earnings, as reported	$104,340	$76,510	$167,066	$128,921
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(1,796)	(1,870)	(3,993)	(3,577)

Pro forma net earnings	$102,544	$74,640	$163,073	$125,344

Earnings per share:

Basic — as reported	$2.22	$1.60	$3.53	$2.69
Basic — pro forma	2.18	1.56	3.45	2.62
Diluted — as reported	2.10	1.51	3.35	2.54
Diluted — pro forma	$2.07	$1.48	$3.27	$2.47

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model.  The following weighted-average assumptions were used for grants during the first six months of 2005 and 2004, respectively: a risk-free interest rate of 3.7 percent and 2.2 percent; an expected volatility factor for the market price of the Company’s common stock of 38.6 percent and 38.5 percent; a dividend yield of 0.4 percent and 0.5 percent; and an expected life of three years.  The weighted-average fair values at the grant date for options granted during the six-month periods ended June 30, 2005 and 2004, were $18.13 and $11.03, respectively.

Note 12.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At June 30, 2005, it had related cash deposits and letters of credit outstanding of $144.8 million for land options and land purchase contracts having a total purchase price of $2.2 billion.  At June 30, 2005, the Company had commitments with respect to option contracts having specific performance provisions of approximately $70.0 million, compared to $117.2 million at December 31, 2004.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At June 30, 2005, total development bonds were $350.8 million, while total related deposits and letters of credit were $85.5 million.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

Interest rate lock commitments (IRLCs) represent loan commitments with customers at market rates generally up to 180 days before settlement.  At June 30, 2005, the Company had outstanding IRLCs totaling $178.7 million.  Hedging contracts are entered into to mitigate the risk associated with interest rate fluctuations on IRLCs.

The Company provides product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years.  It estimates and records warranty liabilities based upon historical experience and known risks at the time a home closes and, in case of unexpected claims, upon identification and qualification of the obligations.  Actual future warranty costs could differ from currently estimated amounts.

Changes in the Company’s product liability during the period are as follows (in thousands):

	2005	2004

Balance at January 1	$33,090	$34,258
Warranties issued	11,019	7,671
Settlements made	(11,380)	(9,261)
Changes in liability for accruals related to pre-existing warranties	5,607	(1,115)
Balance at June 30	$38,336	$31,553

Please refer to “Part II. Other Information, Item 1. Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

Note 13.  New Accounting Pronouncements

SFAS 123(R)

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123.  SFAS 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  While generally similar in approach to its predecessor statement, SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.  SFAS 123(R) permits public companies to adopt its requirements by using either the “modified-prospective” method, in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, or by using the “modified-retrospective” method, which includes the requirements of the modified-prospective method described above and also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after January 1, 2006.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees by using APB Opinion 25’s intrinsic-value method and, as such, generally recognizes no compensation cost for employee stock options.

The Company will implement the provisions of SFAS 123(R) during the first quarter of 2006, which will have an impact on its statements of earnings but is not expected to have a material impact on its overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 11 to the Consolidated Financial Statements.  SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $10.5 million and $6.0 million for the six months ended June 30, 2005 and 2004, respectively.

In March 2005, the SEC released Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment.” SAB 107 presents the SEC’s staff position regarding the application of SFAS 123(R).  SAB 107 contains interpretive guidance related to the interaction between SFAS 123(R) and SEC rules and regulations.  SAB 107 outlines the significance of disclosures made regarding the accounting for share-based payments.

Note 14.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $500.0 million unsecured revolving credit facility; 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 9.8 percent senior notes due September 2010; 5.4 percent senior notes due May 2012; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries (“the Guarantor Subsidiaries”). Such guarantees are full and unconditional.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the accompanying condensed consolidating financial statements have been included.  Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors and are, therefore, not presented.

The following information presents the consolidating statements of earnings, financial position and cash flows for (a) the parent company, The Ryland Group, Inc. (“TRG, Inc.”); (b) the Guarantor Subsidiaries; (c) the non-guarantor subsidiaries; and (d) the consolidation eliminations used to arrive at the consolidated information for The Ryland Group, Inc. and its subsidiaries.

CONSOLIDATING STATEMENT OF EARNINGS

	SIX MONTHS ENDED JUNE 30, 2005
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES
Homebuilding	$1,145,930	$906,188	$—	$(57,997)	$1,994,121
Financial services	—	—	39,565	—	39,565

TOTAL REVENUES	1,145,930	906,188	39,565	(57,997)	2,033,686

EXPENSES
Cost of sales	891,697	680,323	—	(57,997)	1,514,023
Selling, general and administrative	107,873	93,036	2	—	200,911
Financial services	—	—	14,493	—	14,493
Corporate	9,640	24,726	—	—	34,366
Interest	(1,112)	1,112	435	—	435

TOTAL EXPENSES	1,008,098	799,197	14,930	(57,997)	1,764,228

Earnings before taxes	137,832	106,991	24,635	—	269,458
Tax expense	52,375	40,657	9,360	—	102,392
Equity in net earnings of subsidiaries	81,609	—	—	(81,609)	—

NET EARNINGS	$167,066	$66,334	$15,275	$(81,609)	$167,066

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2005
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES
Homebuilding	$669,640	$499,003	$—	$(32,899)	$1,135,744
Financial services	—	—	23,968	—	23,968

TOTAL REVENUES	669,640	499,003	23,968	(32,899)	1,159,712

EXPENSES
Cost of sales	518,533	367,544	—	(32,899)	853,178
Selling, general and administrative	60,927	49,744	(18)	—	110,653
Financial services	—	—	7,526	—	7,526
Corporate	4,966	14,889	—	—	19,855
Interest	(844)	844	210	—	210

TOTAL EXPENSES	583,582	433,021	7,718	(32,899)	991,422

Earnings before taxes	86,058	65,982	16,250	—	168,290
Tax expense	32,702	25,074	6,174	—	63,950
Equity in net earnings of subsidiaries	50,984	—	—	(50,984)	—

NET EARNINGS	$104,340	$40,908	$10,076	$(50,984)	$104,340

CONSOLIDATING STATEMENT OF EARNINGS

	SIX MONTHS ENDED JUNE 30, 2004
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES
Homebuilding	$1,051,134	$626,096	$1,260	$(41,195)	$1,637,295
Financial services	—	—	35,825	—	35,825

TOTAL REVENUES	1,051,134	626,096	37,085	(41,195)	1,673,120

EXPENSES
Cost of sales	797,763	492,609	1,260	(41,195)	1,250,437
Selling, general and administrative	104,867	68,609	64	—	173,540
Financial services	—	—	11,967	—	11,967
Corporate	6,149	20,607	—	—	26,756
Interest	(2,023)	2,233	581	—	791

TOTAL EXPENSES	906,756	584,058	13,872	(41,195)	1,463,491

Earnings before taxes	144,378	42,038	23,213	—	209,629
Tax expense	55,586	16,184	8,938	—	80,708
Equity in net earnings of subsidiaries	40,129	—	—	(40,129)	—

NET EARNINGS	$128,921	$25,854	$14,275	$(40,129)	$128,921

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2004
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES
Homebuilding	$586,983	$329,029	$1,065	$(17,826)	$899,251
Financial services	—	—	19,270	—	19,270

TOTAL REVENUES	586,983	329,029	20,335	(17,826)	918,521

EXPENSES
Cost of sales	435,572	257,817	1,065	(17,826)	676,628
Selling, general and administrative	59,080	36,071	61	—	95,212
Financial services	—	—	5,963	—	5,963
Corporate	3,539	12,263	—	—	15,802
Interest	(1,289)	1,499	298	—	508

TOTAL EXPENSES	496,902	307,650	7,387	(17,826)	794,113

Earnings before taxes	90,081	21,379	12,948	—	124,408
Tax expense	34,682	8,230	4,986	—	47,898
Equity in net earnings of subsidiaries	21,111	—	—	(21,111)	—

NET EARNINGS	$76,510	$13,149	$7,962	$(21,111)	$76,510

CONSOLIDATING BALANCE SHEET

	JUNE 30, 2005
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

ASSETS
Cash and cash equivalents	$50,781	$242,786	$18,150	$—	$311,717
Consolidated inventories owned	1,319,987	963,947	—	—	2,283,934
Consolidated inventories not owned	6,976	11,941	219,982	—	238,899
Total inventories	1,326,963	975,888	219,982	—	2,522,833
Property, plant and equipment	33,745	25,591	—	—	59,336
Net deferred taxes	55,215	—	(3,792)	—	51,423
Purchase price in excess of net assets acquired	15,383	2,802	—	—	18,185
Investment in subsidiaries	86,351	—	—	(86,351)	—
Other	142,951	28,901	44,989	—	216,841
TOTAL ASSETS	1,711,389	1,275,968	279,329	(86,351)	3,180,335

LIABILITIES
Accounts payable	153,018	103,746	320	—	257,084
Accrued and other liabilities	364,685	66,067	57,921	—	488,673
Debt	1,055,142	13,705	8,932	—	1,077,779
Intercompany payable	(789,089)	611,811	(138,770)	316,048	—
TOTAL LIABILITIES	783,756	795,329	(71,597)	316,048	1,823,536

MINORITY INTEREST	—	—	192,607	—	192,607

STOCKHOLDERS’ EQUITY	927,633	480,639	158,319	(402,399)	1,164,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,711,389	$1,275,968	$279,329	$(86,351)	$3,180,335

CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2004
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

ASSETS
Cash and cash equivalents	$36,090	$31,390	$20,908	$—	$88,388
Consolidated inventories owned	1,118,062	761,953	—	—	1,880,015
Consolidated inventories not owned	2,398	9,298	132,422	—	144,118
Total inventories	1,120,460	771,251	132,422	—	2,024,133
Property, plant and equipment	30,024	20,234	—	—	50,258
Net deferred taxes	49,524	—	(3,816)	—	45,708
Purchase price in excess of net assets acquired	15,383	2,802	—	—	18,185
Investment in subsidiaries	95,408	—	—	(95,408)	—
Other	124,396	19,522	54,380	—	198,298
TOTAL ASSETS	1,471,285	845,199	203,894	(95,408)	2,424,970

LIABILITIES
Accounts payable	121,362	76,470	2,779	—	200,611
Accrued and other liabilities	386,023	67,802	46,983	—	500,808
Debt	547,612	840	10,490	—	558,942
Intercompany payable	(403,987)	285,782	(107,177)	225,382	—
TOTAL LIABILITIES	651,010	430,894	(46,925)	225,382	1,260,361

MINORITY INTEREST	—	—	107,775	—	107,775

STOCKHOLDERS’ EQUITY	820,275	414,305	143,044	(320,790)	1,056,834
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,471,285	$845,199	$203,894	$(95,408)	$2,424,970

CONSOLIDATING STATEMENT OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2005
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$167,066	$66,334	$15,275	$(81,609)	$167,066
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,338	7,863	556	—	19,757
Changes in assets and liabilities:
Increase in inventories	(206,503)	(204,637)	(7,362)	—	(418,502)
Net change in other assets, payables and other liabilities	(385,472)	342,191	(10,992)	81,609	27,336
Tax benefit from exercise of stock options	10,493	—	—	—	10,493
Other operating activities, net	(6,011)	—	—	—	(6,011)
Net cash (used for) provided by operating activities	(409,089)	211,751	(2,523)	—	(199,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(13,567)	(13,220)	(432)	—	(27,219)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	—	—	2,667	—	2,667
Net cash (used for) provided by investing activities	(13,567)	(13,220)	2,235	—	(24,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	500,000	—	—	—	500,000
Increase (decrease) in short-term borrowings	7,530	12,865	(1,558)	—	18,837
Common stock dividends	(5,715)	—	—	—	(5,715)
Common stock repurchases	(79,897)	—	—	—	(79,897)
Proceeds from exercise of stock options	7,292	—	—	—	7,292
Other financing activities, net	8,137	—	(912)	—	7,225
Net cash provided by (used for) financing activities	437,347	12,865	(2,470)	—	447,742
Net increase (decrease) in cash and cash equivalents	14,691	211,396	(2,758)	—	223,329
Cash and cash equivalents at beginning of year	36,090	31,390	20,908	—	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,781	$242,786	$18,150	$—	$311,717

CONSOLIDATING STATEMENT OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2004
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$128,921	$25,854	$14,275	$(40,129)	$128,921
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,796	6,034	416	—	18,246
Changes in assets and liabilities:
Increase in inventories	(140,169)	(139,104)	(33,304)	—	(312,577)
Net change in other assets, payables and other liabilities	60,012	(155,021)	27,535	40,129	(27,345)
Tax benefit from exercise of stock options	5,985	—	—	—	5,985
Other operating activities, net	8,696	—	—	—	8,696
Net cash provided by (used for) operating activities	75,241	(262,237)	8,922	—	(178,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(13,654)	(9,684)	(636)	—	(23,974)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	—	—	4,431	—	4,431
Net cash (used for) provided by investing activities	(13,654)	(9,684)	3,795	—	(19,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings	889	654	(3,534)	—	(1,991)
Common stock dividends	(4,889)	—	—	—	(4,889)
Common stock repurchases	(73,385)	—	—	—	(73,385)
Proceeds from stock option exercises	5,920	—	—	—	5,920
Other financing activities, net	6,875	—	(1,051)	—	5,824
Net cash (used for) provided by financing activities	(64,590)	654	(4,585)	—	(68,521)
Net (decrease) increase in cash and cash equivalents	(3,003)	(271,267)	8,132	—	(266,138)
Cash and cash equivalents at beginning of year	34,434	278,767	3,503	—	316,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,431	$7,500	$11,635	$—	$50,566

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

•      increased costs and delays in land development or home construction resulting from adverse weather conditions;

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

RESULTS OF OPERATIONS

Overview

The Company reported consolidated net earnings of $104.3 million, or $2.10 per diluted share, for the second quarter of 2005, compared to consolidated net earnings of $76.5 million, or $1.51 per diluted share, for the second quarter of 2004.  This rise in net earnings was a result of higher revenues and increased profitability.

The Company’s revenues reached $1.2 billion for the second quarter of 2005, up 26.3 percent from $918.5 million for the second quarter of 2004.  This increase was primarily attributable to higher average closing prices, increased closing volume and a rise in design-option revenues.

The value of outstanding sales contracts rose 29.0 percent at June 30, 2005, compared to June 30, 2004, and the average price of outstanding sales contracts at $291,000 continued to increase.

Cash generated from operations has been reinvested to fund the Company’s future growth. Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, grew 21.5 percent to $2.3 billion at June 30, 2005, compared to $1.9 billion at December 31, 2004, primarily due to an increase in backlog and related construction activities.  Land under development rose by 7.9 percent during the second quarter of 2005, compared to December 31, 2004, while the number of lots under the Company’s control increased by 13.0 percent to 81,598, compared to June 30, 2004.

The Company continued to repurchase stock, acquiring 747,700 shares during the second quarter of 2005.  Also, during the second quarter of 2005, $250.0 million of debt was sold, while stockholders’ equity grew by $61.0 million and as a result, leverage increased.  The Company’s debt-to-capital ratio increased from 34.6 percent at December 31, 2004, to 48.1 percent at June 30, 2005, due to the issuance of $250.0 million of senior notes in January 2005 and $250.0 million of senior notes in May 2005.  A portion of these proceeds will be used to redeem $150.0 million of senior notes due September 2010 and the remaining proceeds will be used for general corporate purposes.

Homebuilding

New orders rose 4.8 percent during the second quarter of 2005, compared to the same period in the prior year.  New orders for the three months ended June 30, 2005, increased 7.3 percent in the West, 5.2 percent in the Southeast, 4.2 percent in the North, and 1.9 percent in Texas, compared to the second quarter of 2004. The number of active communities at June 30, 2005, was 367, compared to 318 active communities at June 30, 2004.

New orders rose 3.7 percent during the six months ended June 30, 2005, compared to the same period in the prior year.  New orders for the six months ended June 30, 2005, increased 11.7 percent in the West and 5.1 percent in the Southeast but decreased 1.7 percent in the North and 0.1 percent in Texas, compared to the six months ended June 30, 2004.

	North	Texas	Southeast	West	Total
For the three months ended June 30
New Orders (units)
2005	1,214	1,016	1,539	1,219	4,988
2004	1,165	997	1,463	1,136	4,761

Closings (units)
2005	1,058	762	1,169	1,049	4,038
2004	1,180	621	1,043	686	3,530

Average Closing Price (in thousands)
2005	$297	$170	$251	$343	$272
2004	$280	$170	$226	$304	$249

For the six months ended June 30
New Orders (units)
2005	2,534	2,020	3,055	2,481	10,090
2004	2,578	2,023	2,908	2,222	9,731

Closings (units)
2005	1,828	1,337	2,103	1,908	7,176
2004	2,082	1,144	1,954	1,388	6,568

Average Closing Price (in thousands)
2005	$295	$170	$246	$348	$271
2004	$275	$171	$225	$293	$246

Outstanding Contracts at June 30
Units
2005	2,514	1,675	3,810	2,535	10,534
2004	2,234	1,688	3,177	1,905	9,004

Dollars (in millions)
2005	$813	$308	$1,036	$913	$3,070
2004	$698	$286	$765	$631	$2,380

Average Price (in thousands)
2005	$323	$184	$272	$360	$291
2004	$312	$169	$241	$331	$264

At June 30, 2005, the Company had outstanding contracts for 10,534 units, representing a 17.0 percent increase over its outstanding contracts at June 30, 2004.  Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  Due to a rise in the number of outstanding contracts and a 10.2 percent increase in average price, the value of the Company’s outstanding contracts at June 30, 2005, was $3.1 billion, an increase of 29.0 percent from June 30, 2004.  The rise in average sales price was due, in part, to a change in mix that was weighted toward higher-priced markets.

Results of operations for the homebuilding segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Revenues	$1,135,744	$899,251	$1,994,121	$1,637,295
Cost of sales	853,178	676,628	1,514,023	1,250,437
Gross profit	282,566	222,623	480,098	386,858
Selling, general and administrative expenses	110,653	95,212	200,911	173,540
Interest expense	—	210	—	210
Homebuilding pretax earnings	$171,913	$127,201	$279,187	$213,108

Three months ended June 30, 2005, compared to three months ended June 30, 2004

The homebuilding segment reported pretax earnings of $171.9 million for the second quarter of 2005, compared to $127.2 million for the same period in the prior year.  Homebuilding results for the second quarter of 2005 rose from 2004 primarily due to higher revenues and increased profitability.

Homebuilding revenues increased $236.5 million for the second quarter of 2005, compared to 2004, primarily due to a 9.2 percent increase in the average closing price of a home, as well as to an increase in volume.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the second quarter of 2005.  Homebuilding revenues for the second quarter of 2005 included $38.2 million from land sales, compared to $18.7 million for the second quarter of 2004, which contributed net gains of $13.6 million and $5.1 million to pretax earnings in 2005 and 2004, respectively.

Gross profit margins from home sales averaged 24.5 percent for the second quarter of 2005, compared to 24.7 percent for the second quarter of 2004.  This decrease was primarily due to a highly favorable closing volume mix in the prior year.  The Company is generally closing a greater number of homes in higher-margin markets in 2005.

Selling, general and administrative expenses, as a percentage of revenue, were 9.7 percent for the three months ended June 30, 2005, compared to 10.6 percent for the same period in the prior year, due to leverage and lower sales and marketing costs.

Due to increased development activity, the Company capitalized all interest incurred during the second quarter of 2005, compared to interest expense of $210,000 in 2004.

Six months ended June 30, 2005, compared to six months ended June 30, 2004

The homebuilding segment reported pretax earnings of $279.2 million for the six months ended June 30, 2005, compared to $213.1 million for the same period in the prior year.  Homebuilding results for the six months ended June 30, 2005, rose from the same period in 2004 primarily due to higher average closing prices of homes sold and increased margins on homes closed.

Homebuilding revenues increased $356.8 million for the six months ended June 30, 2005, compared to the same period in 2004, primarily due to a 10.2 percent increase in average closing price and a 9.3 percent increase in the number of homes closed.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the six months ended June 30, 2005.  Homebuilding revenues for that period included $46.6 million from land sales, compared to $22.5 million for the six months ended June 30, 2004, which contributed net gains of $14.2 million and $5.5 million to pretax earnings in 2005 and 2004, respectively.

Gross profit margins from home sales averaged 23.9 percent for the six months ended June 30, 2005, compared to 23.6 percent for the same period in 2004.  This improvement was primarily due to sales prices increasing at a greater rate than costs and a change in closing volume mix, with a higher percentage of closings coming from higher-margin markets during 2005.

Selling, general and administrative expenses, as a percentage of revenue, were 10.1 percent for the six months ended June 30, 2005, compared to 10.6 percent for the same period in the prior year.

The Company capitalized all interest incurred during the six months ended June 30, 2005, compared to interest expense of $210,000 for the same period in the prior year.  This decrease was attributable to a rise in capitalized interest, which resulted from increased development activity.

Financial Services

For the three months ended June 30, 2005, the financial services segment reported pretax earnings of $16.2 million, compared to $13.0 million for the same period in 2004.  The increase was primarily attributable to a 24.0 percent rise in mortgage origination dollars, which totaled $730.1 million for the quarter ended June 30, 2005, up from $589.0 million for the same period in 2004 as a result of an 11.7 percent increase in units originated and an 11.0 percent increase in average loan size.

STATEMENT OF EARNINGS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

REVENUES
Net gains on sales of mortgages and mortgage servicing rights	$12,778	$10,695	$20,991	$20,585
Title/escrow/insurance	6,699	5,146	11,818	9,666
Net origination fees	3,870	2,482	5,519	3,656
Interest
Mortgage-backed securities and notes receivable	360	756	758	1,527
Other	260	191	466	391
Total interest	620	947	1,224	1,918
Other	1	—	13	—
TOTAL REVENUES	23,968	19,270	39,565	35,825

EXPENSES
General and administrative	7,526	5,963	14,493	11,967
Interest	210	298	435	581
TOTAL EXPENSES	7,736	6,261	14,928	12,548

PRETAX EARNINGS	$16,232	$13,009	$24,637	$23,277

Originations (units)	3,132	2,805	5,495	5,200
Ryland Homes origination capture rate	82.9%	84.9%	81.8%	84.6%
Mortgage-backed securities and notes receivable average balance	$9,012	$22,723	$9,427	$23,542

BALANCE SHEETS

(in thousands)	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash	$5,185	$19,149
Other assets	48,521	50,410
TOTAL ASSETS	53,706	69,559

LIABILITIES
Accounts payable	320	2,779
Accrued and other liabilities	25,764	37,588
Debt	8,932	10,490
TOTAL LIABILITIES	35,016	50,857

STOCKHOLDER’S EQUITY	18,690	18,702
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$53,706	$69,559

Three months ended June 30, 2005, compared to three months ended June 30, 2004

Revenues for the financial services segment increased 24.4 percent to $24.0 million for the second quarter of 2005, compared to the same period in the prior year.  The increase was primarily attributable to a rise in mortgage origination dollars, which resulted from an 11.7 percent increase in units originated and an 11.0 percent rise in average loan size.  The capture rate of mortgages originated for customers of the homebuilding segment was 82.9 percent in the second quarter of 2005, compared to 84.9 percent in the second quarter of 2004.

For the three months ended June 30, 2005, general and administrative expenses were $7.5 million, versus $6.0 million for the same period in 2004.   This increase was primarily attributable to additional expenses incurred in supporting expansion of the Company’s homebuilding markets.

Interest expense decreased 29.5 percent for the three months ended June 30, 2005, compared to the same period in 2004.  The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale of a portion of the investment portfolio and continued runoff of the underlying collateral.

Six months ended June 30, 2005, compared to six months ended June 30, 2004

Revenues for the financial services segment increased 10.4 percent to $39.6 million for the six months ended June 30, 2005, compared to the same period in the prior year.  The rise was attributable to a 5.7 percent increase in the number of originations; a 12.0 percent increase in average loan size; and increased revenues from the Company’s title, escrow and insurance operations.  The capture rate of mortgages originated for customers of the homebuilding segment was 81.8 percent in the six months ended June 30, 2005, compared to 84.6 percent in the six months ended June 30, 2004.

For the six months ended June 30, 2005, general and administrative expenses were $14.5 million, versus $12.0 million for the same period in 2004.   This increase was primarily attributable to additional expenses incurred in supporting expansion of the Company’s homebuilding markets.

Interest expense decreased 25.1 percent for the six months ended June 30, 2005, compared to the same period in 2004.  The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale of a portion of the investment portfolio and continued runoff of the underlying collateral.

Corporate

Three months ended June 30, 2005, compared to three months ended June 30, 2004

Corporate expenses were $19.9 million and $15.8 million for the three months ended June 30, 2005 and 2004, respectively.  The rise in corporate expenses was primarily attributable to increased incentive compensation, which was due to improvement in the Company’s financial results and rising stock price.

Six months ended June 30, 2005, compared to six months ended June 30, 2004

Corporate expenses were $34.4 million and $26.8 million for the six months ended June 30, 2005 and 2004, respectively.  The rise in corporate expenses was primarily attributable to increased incentive compensation, which was due to improvement in the Company’s financial results and rising stock price.

Income Taxes

The Company’s provision for income tax represented effective income tax rates of 38.0 percent for 2005 and 38.5 percent for 2004.  The decrease in the effective income tax rate in 2005 was due primarily to the estimated benefits of the new “qualified production activities income” tax deduction created by the American Jobs Creation Act of 2004.  Additional guidance from the United States Department of the Treasury relating to “qualified production activities income” is expected in late 2005.

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

Net earnings provided $167.1 million during the first six months of 2005 and $128.9 million during the same period in 2004 primarily as a result of increased profitability.  Additionally, net changes in other assets and liabilities provided $27.3 million and used $27.3 million during the six months ended June 30, 2005 and 2004, respectively.  Cash held at the beginning of the year and provided during the period was invested principally in inventory of $418.5 million and $312.6 million, as well as in stock repurchases of $79.9 million and $73.4 million, for the six months ended June 30, 2005 and 2004, respectively.  Dividends totaling $0.12 per share and $0.10 per share were declared in the six-month periods ended June 30, 2005 and 2004, respectively.

Consolidated inventories owned by the Company increased to $2.3 billion at June 30, 2005, from $1.9 billion at December 31, 2004, in support of a significantly higher backlog of homes sold and land acquisition and development commensurate with higher closing volume expected in the remainder of 2005 and upcoming 2006.  The Company attempts to maintain approximately a four- to five-year supply of land, with half or more controlled through options. At June 30, 2005, the Company controlled 81,598 lots (a five-year supply based on actual 2004 closings), with 32,526 lots owned and 49,072 lots, or 60.1 percent, under option.  The Company has historically funded the acquisition of land and exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility.  The Company expects these sources to continue to be adequate to fund future obligations with regard to acquisition of land and exercise of land options; therefore, it does not anticipate that the acquisition of land and exercise of land options will have a material adverse effect on its liquidity.  In an effort to increase liquidity in prior years, models were sold and leased back on a selective basis. As cash balances increased, model leases declined. At June 30, 2005, the Company owned 78.9 percent of its model homes, versus 69.5 percent at June 30, 2004.

During the six months ended June 30, 2005, the Company repurchased 1.2 million shares of its outstanding common stock at a cost of approximately $79.9 million.  At June 30, 2005, the Company had authorization from its Board of Directors to purchase an additional 1.7 million shares.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable.  On May 9, 2005, the Company issued $250.0 million aggregate principal amount of 5.4 percent senior notes due May 2012.  Senior and senior subordinated notes outstanding totaled $1,040.5 million at June 30, 2005, compared to $540.5 million at December 31, 2004.

The Company uses its $500.0 million unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary.  There were no borrowings under the current facility at June 30, 2005, or December 31, 2004.  Under this facility, the Company had letters of credit outstanding which totaled $167.3 million at June 30, 2005, and $131.3 million at December 31, 2004.  Unused borrowing capacity under this facility was $332.7 million and $368.7 million, respectively.

The $100.0 million of 8.0 percent senior notes due August 2006; $147.0 million of 9.8 percent senior notes due September 2010; and $143.5 million of 9.1 percent senior subordinated notes due June 2011 contain numerous restrictive covenants which include, among other things, limitations on change of control; liens and guarantees; dividends and distributions; sale of assets; modification of debt instruments; transactions with affiliates; and inventory.  At June 30, 2005, the Company was in compliance with these covenants.

On July 15, 2005, the Company announced its intent to redeem $150.0 million of 9.8 percent senior notes due September 2010, of which the Company owns $3.0 million, on September 1, 2005.  The redemption price is 104.875 percent of the principal amount of the notes outstanding, plus accrued and unpaid interest as of the redemption date.  The notes will be redeemed at a price of $1,048.75 per $1,000 notes outstanding, plus accrued and unpaid semi-annual interest of $48.75 per $1,000 notes, which will result in an aggregate amount of approximately $164.6 million to be paid to holders of record.

The $150.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain restrictions which include, among other things, additional secured debt; obligations upon change of control; sale of assets; and sale and leaseback of assets.

To finance land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At June 30, 2005, such notes payable outstanding amounted to $28.3 million, compared to $8.0 million at December 31, 2004.

The financial services segment uses cash generated internally and from outside borrowing arrangements to finance its operations.  Borrowing arrangements at June 30, 2005, included a $10.0 million revolving credit facility, which was previously $15.0 million, used to finance investment portfolio securities.  At June 30, 2005, and December 31, 2004, the combined borrowings of the financial services segment outstanding under all agreements were $8.9 million and $10.5 million, respectively.

Although the Company’s limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest.  Revenues, expenses and portfolio balances continue to decline as mortgage collateral pledged to secure the bonds decreases due to scheduled payments and prepayments as well as to the sale of a portion of the investment portfolio during 2004.  The source of cash for the bond payments was cash received from mortgage loans, notes receivable and mortgage-backed securities.

The Ryland Group, Inc. has not guaranteed the debt of either its financial services segment or its limited-purpose subsidiaries.

The Company filed a Registration Statement with the SEC for up to $1.0 billion of the Company’s debt and equity securities on April 11, 2005.  At June 30, 2005, $850.0 million remained under this registration statement due to the issuance of $250.0 million of senior notes in May 2005, of which $100.0 million was applied to the previous shelf registration.  The Registration Statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities.  In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.  The timing and amount of future offerings, if any, will depend on market and general business conditions.

The Company believes that its available borrowing capacity at June 30, 2005, and anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future.

OFF–BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Lot option contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development.  At June 30, 2005, the Company had $144.8 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $2.2 billion.  Only $70.0 million of the $2.2 billion in land and lot option purchase contracts contain specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, the Company consolidated $238.9 million of inventory not owned at June 30, 2005, $197.7 million of which pertained to lot option contracts and $41.2 million of which pertained to three of the Company’s homebuilding joint ventures.  (See Notes 7 and 8.)

At June 30, 2005, the Company had outstanding letters of credit of $71.7 million and development or performance bonds of $350.8 million, issued by third parties, to secure performance under various contracts and land or municipal improvement obligations.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.  The Company has no material third-party guarantees other than those associated with its $500.0 million revolving credit facility and its senior notes.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  There were no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2005, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk since December 31, 2004.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.  CONTROLS AND PROCEDURES

The Company has procedures in place for accumulating and evaluating information which enable it to prepare and file reports with the Securities and Exchange Commission.  At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at June 30, 2005.

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

The Company’s management, including its CEO and CFO, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2005, and concluded that there was no change during the quarterly period ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In November 2003, the Company received a request from the United States Environmental Protection Agency (“the EPA”) pursuant to Section 308 of the Clean Water Act for information about storm water discharge practices utilized in connection with recent homebuilding projects undertaken by the Company.  The Company is working with the EPA to provide the requested information and review its compliance with the Clean Water Act.  It is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with either the information requested or the prior storm water discharge practices employed by the Company.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition of the Company.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the issuer’s purchases of its own equity securities during the six months ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

January 1 – 31	—	$—	—	2,938,326
February 1 – 28	130,000	67.12	130,000	2,808,326
March 1 – 31	355,000	65.70	355,000	2,453,326
April 1 – 30	366,500	60.92	366,500	2,086,826
May 1 – 31	215,000	64.23	215,000	1,871,826
June 1 – 30	166,200	70.47	166,200	1,705,626

Total	1,232,700		1,232,700	1,705,626

On February 26, 2004, the Company announced that it had received authorization from its Board of Directors to purchase 2.0 million additional shares of its common stock in open-market transactions.  At June 30, 2005, there were no shares available for purchase in accordance with this authorization. This authorization did not have an expiration date.

On December 22, 2004, the Company announced that it had received authorization from its Board of Directors to purchase 2.0 million additional shares of its common stock in open-market transactions.  At June 30, 2005, 1.7 million shares were available for purchase in accordance with this authorization. This authorization does not have an expiration date.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The only matters submitted to a vote of security holders during the second quarter of 2005 were the matters voted on at the Annual Meeting of Stockholders, which was held on April 20, 2005.  These matters were reported on in this section of The Ryland Group, Inc.’s report on Form 10-Q for the quarterly period ended March 31, 2005.

Item 6.    EXHIBITS

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

THE RYLAND GROUP, INC.
Registrant

August 4, 2005	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2005	By:	/s/ David L. Fristoe
Date	David L. Fristoe
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