Form 10-Q
period 2005-09-30
RYLAND GROUP INC
filed 2005-11-08
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [X] No

The number of shares of common stock of The Ryland Group, Inc. outstanding on October 31, 2005, was 46,748,154.

THE RYLAND GROUP, INC.

FORM 10-Q

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings for the Three and
Nine Months Ended September 30, 2005 and 2004 (unaudited)	3

Consolidated Balance Sheets at September 30, 2005 (unaudited)
and December 31, 2004	4

Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2005 and 2004 (unaudited)	5

Consolidated Statement of Stockholders’ Equity for the
Nine Months Ended September 30, 2005 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7–20

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	21–31

Item 3. Quantitative and Qualitative Disclosures about
Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	33

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 6. Exhibits	34

SIGNATURES	35

INDEX OF EXHIBITS	36

PART I.  FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

The Ryland Group, Inc. and subsidiaries

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES

Homebuilding	$1,231,112	$1,011,211	$3,225,233	$2,648,506
Financial services	23,201	23,111	62,766	58,936

TOTAL REVENUES	1,254,313	1,034,322	3,287,999	2,707,442

EXPENSES

Cost of sales	917,046	777,243	2,431,069	2,027,680
Selling, general and administrative	111,847	97,484	312,758	271,024
Financial services	7,869	7,147	22,362	19,114
Corporate expenses	18,753	17,306	53,119	44,062
Interest	208	234	643	1,025
Expenses related to early retirement of debt	8,277	-	8,277	-

TOTAL EXPENSES	1,064,000	899,414	2,828,228	2,362,905

Earnings before taxes	190,313	134,908	459,771	344,537

Tax expense	72,319	51,939	174,711	132,647

NET EARNINGS	$117,994	$82,969	$285,060	$211,890

NET EARNINGS PER COMMON SHARE
Basic	$2.52	$1.75	$6.05	$4.44
Diluted	$2.39	$1.66	$5.74	$4.20

AVERAGE COMMON SHARES
OUTSTANDING
Basic	46,778,570	47,368,042	47,108,412	47,744,642
Diluted	49,365,087	49,919,640	49,700,048	50,482,902

DIVIDENDS DECLARED
PER COMMON SHARE	$0.06	$0.05	$0.18	$0.15

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

The Ryland Group, Inc. and subsidiaries

(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents	$164,756	$88,388
Housing inventories
Homes under construction	1,441,428	1,002,214
Land under development and improved lots	978,644	877,801
Consolidated inventory not owned	304,942	144,118
Total inventories	2,725,014	2,024,133
Property, plant and equipment	63,675	50,258
Net deferred taxes	51,778	45,708
Purchase price in excess of net assets acquired	18,185	18,185
Other	224,751	198,298
TOTAL ASSETS	3,248,159	2,424,970

LIABILITIES
Accounts payable	291,041	200,611
Accrued and other liabilities	533,533	500,808
Debt	922,118	558,942
TOTAL LIABILITIES	1,746,692	1,260,361

MINORITY INTEREST	252,828	107,775

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized — 200,000,000 shares
Issued — 46,659,446 shares at September 30, 2005
(47,348,070 shares at December 31, 2004)	46,659	47,348
Retained earnings	1,201,814	1,009,242
Accumulated other comprehensive income	166	244
TOTAL STOCKHOLDERS’ EQUITY	1,248,639	1,056,834
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,248,159	$2,424,970

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

The Ryland Group, Inc. and subsidiaries

(in thousands)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$285,060	$211,890
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	31,163	27,745
Changes in assets and liabilities:
Increase in inventories	(561,193)	(530,278)
Net change in other assets, payables and other liabilities	100,396	100,600
Tax benefit from exercise of stock options	20,070	11,822
Other operating activities, net	(6,880)	9,881
Net cash used for operating activities	(131,384)	(168,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(40,963)	(36,177)
Principal reduction of mortgage-backed securities,
notes receivable and mortgage collateral	349	17,414
Net cash used for investing activities	(40,614)	(18,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	500,000	-
Repayment of long-term debt	(147,000)	-
Net borrowings against revolving credit facility	-	43,000
Increase (decrease) in short-term borrowings	10,176	(14,882)
Common stock dividends	(8,551)	(7,278)
Common stock repurchases	(130,356)	(99,223)
Proceeds from exercise of stock options	15,487	11,652
Other financing activities, net	8,610	4,930
Net cash provided by (used for) financing activities	248,366	(61,801)
Net increase (decrease) in cash and cash equivalents	76,368	(248,904)
Cash and cash equivalents at beginning of period	88,388	316,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,756	$67,800

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Increase in consolidated inventory not owned related to land options	$139,688	$23,959

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

The Ryland Group, Inc. and subsidiaries

(in thousands, except share data)

				Accumulated
				Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity
BALANCE AT DECEMBER 31, 2004	$47,348	$-	$1,009,242	$244	$1,056,834
Comprehensive income:
Net earnings			285,060		285,060
Other comprehensive income, net of tax:
Unrealized losses on mortgage-backed
securities, net of taxes of $(48)				(78)	(78)
Total comprehensive income					284,982
Common stock dividends (per share $0.18)			(8,515)		(8,515)
Repurchase of common stock	(1,898)	(44,485)	(83,973)		(130,356)
Employee stock plans and related
income tax benefit	1,209	44,485			45,694
BALANCE AT SEPTEMBER 30, 2005	$46,659	$-	$1,201,814	$166	$1,248,639

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

The consolidated balance sheet at September 30, 2005, the consolidated statements of earnings for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, have been prepared by the Company without audit.  In the opinion of management, all adjustments, which include normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2005, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2004 Annual Report.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the operating results expected for the year ended December 31, 2005.

Note 2.  Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities.  Comprehensive income totaled $118.0 million and $82.3 million for the three months ended September 30, 2005 and 2004, respectively.  Comprehensive income for the nine months ended September 30, 2005 and 2004, totaled $285.0 million and $211.1 million, respectively.

Note 3.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm.  As one of the largest single-family on-site homebuilders in the United States, it builds homes in 27 markets.  The Company’s homebuilding segment specializes in the sale and construction of single-family attached and detached housing.  Its financial services segment provides loan origination; offers title, escrow and insurance brokerage services; and maintains a portfolio of mortgage-backed securities and notes receivable.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Revenues
Homebuilding	$1,231,112	$1,011,211	$3,225,233	$2,648,506
Financial services	23,201	23,111	62,766	58,936
Total	$1,254,313	$1,034,322	$3,287,999	$2,707,442
Earnings before taxes
Homebuilding	$193,942	$136,484	$473,129	$349,592
Financial services	15,124	15,730	39,761	39,007
Corporate	(18,753)	(17,306)	(53,119)	(44,062)
Total	$190,313	$134,908	$459,771	$344,537

Corporate is a nonoperating business segment with the sole purpose of supporting operations.  Certain corporate expenses are allocated to the homebuilding and financial services segments.  The Company evaluates

THE RYLAND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

performance and allocates resources based on a number of factors, including segment pretax earnings.  The accounting policies of the segments are the same as those described in Note A of the Company’s 2004 Annual Report.

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2005	2004	2005	2004
Numerator
Numerator for basic and diluted earnings per share –
earnings available to common stockholders	$117,994	$82,969	$285,060	$211,890

Denominator
Denominator for basic earnings per share –
weighted-average shares	46,778,570	47,368,042	47,108,412	47,744,642
Effect of dilutive securities:
Stock options	2,145,517	2,181,198	2,226,347	2,305,376
Equity incentive plan	441,000	370,400	365,289	432,884
Dilutive potential of common shares	2,586,517	2,551,598	2,591,636	2,738,260
Denominator for diluted earnings per share –
adjusted weighted-average shares and
assumed conversions	49,365,087	49,919,640	49,700,048	50,482,902

Net earnings per common share
Basic	$2.52	$1.75	$6.05	$4.44
Diluted	$2.39	$1.66	$5.74	$4.20

Options to purchase 5,000 shares and 220,000 shares of common stock at various prices were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004, because their effect would have been antidilutive since the exercise prices were greater than the average market price of the shares.

Note 5.  Inventories

Inventories consist principally of homes under construction, land under development and improved lots.  Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value.

The following table is a summary of capitalized interest (in thousands):

	2005	2004

Capitalized interest at January 1	$55,414	$45,163
Interest capitalized	50,658	39,088
Interest amortized to cost of sales	(32,108)	(28,387)
Capitalized interest at September 30	$73,964	$55,864

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

As a result of the Company’s application of the nonamortization provisions of SFAS 142, no amortization was recorded during the three and nine months ended September 30, 2004 and 2005.

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

The Company routinely enters into joint ventures for the purpose of acquisition and co-development of land parcels and lots.  Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement.  Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes.  Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices.  In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In accordance with the provisions of FIN 46, the Company consolidated $305.0 million of inventory not owned at September 30, 2005, $257.5 million of which pertained to lot option contracts and $47.5 million of which pertained to three of the Company’s homebuilding joint ventures (see Note 8).  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  This represents the fair value of the optioned property.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $19.2 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned.  Minority interest totaling $238.3 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At September 30, 2005, the Company had cash deposits and letters of credit totaling $33.9 million relating to lot option contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company.  At September 30, 2005, the Company had cash deposits and/or letters of credit totaling $81.4 million which were associated with lot option purchase contracts that had an aggregate purchase price of $1.2 billion and that were related to VIEs in which it did not have a primary variable interest.

THE RYLAND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Investments in Joint Ventures

The Company routinely enters into joint ventures for the purpose of acquisition and co-development of land parcels and lots.  Currently, the Company participates in homebuilding joint ventures in the Atlanta, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets.  The Company participates in a number of joint ventures in which it has less than a controlling interest.  At September 30, 2005, and December 31, 2004, the Company’s investment in its unconsolidated joint ventures amounted to $9.3 million and $2.5 million, respectively, and was classified under “other assets.”  The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders.  It does not, however, recognize earnings from lots that it purchases from the joint ventures.  Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.  The Company’s equity in earnings of its unconsolidated joint ventures totaled $156,000 for the three-month period ended September 30, 2005, compared to $184,000 for the three-month period ended September 30, 2004.  The Company’s equity in earnings of its unconsolidated joint ventures totaled $324,000 for the nine-month period ended September 30, 2005, compared to $5.8 million for the nine-month period ended September 30, 2004.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $578.6 million and $10.3 million at September 30, 2005, and December 31, 2004, respectively.  The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $392.7 million and $3.6 million at September 30, 2005, and December 31, 2004, respectively.  The increase in aggregate joint venture assets and debt, year-over-year, is due to one new joint venture which had aggregate assets of $554.0 million and aggregate debt of $375.5 million.  In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis.  The Company has a 3.3 percent interest on pro rata debt, or $12.5 million, and a completion guarantee related to project development.  The guarantees apply if a joint venture partner defaults on its loan arrangement and the collateral (land and improvements) is less than the loan balance.

At September 30, 2005, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities.  In association with these consolidated joint ventures, the Company recorded pretax earnings of $4,000 and $19,000 for the three-month periods ended September 30, 2005 and 2004, respectively and pretax earnings of $3,000 and $98,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.  Total assets of $47.8 million and $34.4 million, including consolidated inventory not owned (see Note 7), total liabilities of $22.2 million and $18.1 million and minority interest of $14.6 million and $9.2 million were consolidated as of September 30, 2005 and December 31, 2004, respectively.

Note 9.  Debt

At September 30, 2005, the Company had outstanding (a) $100.0 million of 8.0 percent senior notes due August 2006, with interest payable semiannually, which may not be redeemed prior to maturity; (b) $150.0 million of 5.4 percent senior notes due June 2008, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; (c) $250.0 million of 5.4 percent senior notes due May 2012, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; and (d) $250.0 million of 5.4 percent senior notes due January 2015, with interest payable semiannually, which may be redeemed at a stated redemption price, in whole or in part, at any time.

On September 1, 2005, the Company redeemed $147.0 million of outstanding 9.8 percent senior notes due September 2010 and also recorded $8.3 million in expenses related to the early retirement of debt.  See “Management’s Discussion and Analysis – Financial Condition and Liquidity” for additional information.

THE RYLAND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2005, the Company had $143.5 million of 9.1 percent senior subordinated notes due June 2011, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time on or after June 15, 2006.  Senior subordinated notes are subordinated to all existing and future senior debt of the Company.

In June 2004, the Company executed an agreement for a $500.0 million unsecured revolving credit facility.  The agreement, maturing in June 2009, contains an accordion feature under which the aggregate commitment may be increased up to $650.0 million, subject to the availability of additional commitments.  Borrowings under this agreement bear interest at variable short-term rates.  In addition to the stated interest rates, the agreement requires the Company to pay certain fees.  The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital.  There were no outstanding borrowings under this agreement at September 30, 2005, or December 31, 2004.  Under this facility, the Company had letters of credit outstanding which totaled $177.1 million at September 30, 2005, and $131.3 million at December 31, 2004.  Unused borrowing capacity under this facility was $322.9 million and $368.7 million at September 30, 2005, and December 31, 2004, respectively.

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

The senior and senior subordinated note and indenture agreements, as well as the unsecured revolving credit facility, contain numerous restrictive covenants.  At September 30, 2005, the Company was in compliance with these covenants.

In 2005, the Company’s financial services segment reduced and extended a revolving credit facility used to finance securities for its mortgage-investment portfolio.  The facility, previously $15.0 million, was renewed for $10.0 million.  The agreement matures in March 2006 and bears interest at variable short-term rates, currently 4.3 percent.  Borrowings outstanding under this facility totaling $4.3 million and $10.5 million at September 30, 2005, and December 31, 2004, respectively, were collateralized by mortgage-backed securities previously issued by one of the Company’s limited-purpose subsidiaries.  In September 2005, the Company exercised an option to redeem certain securities in its mortgage-backed investment portfolio, effective October 1, 2005.  In anticipation of this redemption, borrowings against the revolving credit facility were reduced by $3.8 million.

To finance land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At September 30, 2005, and December 31, 2004, outstanding seller-financed nonrecourse notes payable were $24.3 million and $8.0 million, respectively.

Note 10.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At September 30, 2005, and December 31, 2004, the cash surrender value of these contracts was $16.7 million and $13.0 million, respectively.  The net periodic benefit cost for these plans for the three months ended September 30, 2005, was $221,000 and included service costs of $674,000, interest income of $18,000

THE RYLAND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and investment earnings of $435,000.  Interest income resulted from a deferral of the anticipated benefit start date for one of the plans due to an employment contract extension in the second quarter of 2005.  For the three months ended September 30, 2004, the net periodic benefit cost was $1.5 million and included service costs of $1.2 million, interest costs of $178,000 and investment losses of $91,000.  The net periodic benefit cost for these plans for the nine months ended September 30, 2005, was $2.0 million and included service costs of $2.1 million, interest costs of $140,000 and investment earnings of $272,000.  For the nine months ended September 30, 2004, the net periodic benefit cost was $3.3 million and included service costs of $3.2 million, interest costs of $459,000 and investment earnings of $352,000.  The $11.7 million and $9.4 million projected benefit obligations at September 30, 2005, and December 31, 2004, respectively, were equal to the net liability recognized in the balance sheet at those dates.  For the nine-month periods ended September 30, 2005 and 2004, the weighted-average discount rates used for the plans were 7.5 percent and 7.7 percent, respectively.

Note 11.  Stock-Based Compensation

The Company has elected to follow the intrinsic-value method to account for compensation expense, which is related to the award of stock options, and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended.  Since stock option awards are granted at prices no less than the fair market value of the shares at the date of grant, no compensation expense is recognized.  Had compensation expense been determined based on fair value at the grant date for stock option awards, consistent with the provisions of SFAS 123, the Company’s net earnings and earnings per share in the first nine months of 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings, as reported	$117,994	$82,969	$285,060	$211,890
Add: Stock-based employee compensation
expense included in reported net earnings,
net of related tax effects	-	-	-	-
Deduct: Total stock-based employee
compensation expense determined under
fair-value method for all awards, net of
related tax effects	(915)	(878)	(4,908)	(4,455)

Pro forma net earnings	$117,079	$82,091	$280,152	$207,435

Earnings per share:

Basic – as reported	$2.52	$1.75	$6.05	$4.44
Basic – pro forma	2.50	1.73	5.95	4.35
Diluted – as reported	2.39	1.66	5.74	4.20
Diluted – pro forma	$2.37	$1.64	$5.64	$4.11

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model.  The following weighted-average assumptions were used for grants during the first nine months of 2005 and 2004, respectively: a risk-free interest rate of 3.7 percent and 2.2 percent; an expected volatility factor for the market price of the Company’s common stock of 38.6 percent and 38.5 percent; a dividend yield of 0.4 percent and 0.5 percent; and an expected life of three years.  The weighted-average fair values at the grant date for options granted during the nine-month periods ended September 30, 2005 and 2004, were $18.21 and $11.03, respectively.

THE RYLAND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At September 30, 2005, it had related cash deposits and letters of credit outstanding of $167.3 million for land options pertaining to land purchase contracts with an aggregate  purchase price of $2.2 billion.  At September 30, 2005, the Company had commitments with respect to option contracts having specific performance provisions of approximately $71.6 million, compared to $117.2 million at December 31, 2004.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At September 30, 2005, total development bonds were $383.9 million, while total related deposits and letters of credit were $86.2 million.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At September 30, 2005, one of the joint ventures in which the Company participates had an aggregate debt of $375.5 million.  In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis.  The Company has a 3.3 percent interest on pro rata debt, or $12.5 million, and a completion guarantee related to project development.  The guarantees apply if a joint venture partner defaults on its loan arrangement and the collateral (land and improvements) is less than the loan balance.

Interest rate lock commitments (IRLCs) represent loan commitments with customers at market rates generally up to 180 days before settlement.  At September 30, 2005, the Company had outstanding IRLCs totaling $203.6 million.  Hedging instruments are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

In September 2005, the Company entered into a $150.0 million treasury lock at 4.1 percent which terminates on June 1, 2006, and a $100.0 million treasury lock at 4.2 percent which terminates September 1, 2006, to facilitate the replacement of higher-rate senior and subordinated debt redeemable in 2006.

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

Changes in the Company’s product liability during the period are as follows (in thousands):

	2005	2004

Balance at January 1	$33,090	$34,258
Warranties issued	17,378	11,407
Settlements made	(17,018)	(15,190)
Changes in liability for accruals related to pre-existing warranties	6,548	131
Balance at September 30	$39,998	$30,606

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

The Company will implement the provisions of SFAS 123(R) during the first quarter of 2006, which will have an impact on its statements of earnings but is not expected to have a material impact on its overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 11 to the Consolidated Financial Statements.  SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $20.1 million and $11.8 million for the nine months ended September 30, 2005 and 2004, respectively.

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

CONSOLIDATING STATEMENT OF EARNINGS

	NINE MONTHS ENDED SEPTEMBER 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES
Homebuilding	$1,868,441	$1,446,938	$-	$(90,146)	$3,225,233
Financial services	-	-	62,766	-	62,766

TOTAL REVENUES	1,868,441	1,446,938	62,766	(90,146)	3,287,999

EXPENSES
Cost of sales	1,443,470	1,077,745	-	(90,146)	2,431,069
Selling, general and administrative	169,373	143,380	5	-	312,758
Financial services	-	-	22,362	-	22,362
Corporate	13,488	39,631	-	-	53,119
Interest	-	-	643	-	643
Expenses related to early retirement of debt	8,277	-	-	-	8,277

TOTAL EXPENSES	1,634,608	1,260,756	23,010	(90,146)	2,828,228

Earnings before taxes	233,833	186,182	39,756	-	459,771
Tax expense	88,855	70,749	15,107	-	174,711
Equity in net earnings of subsidiaries	140,082	-	-	(140,082)	-

NET EARNINGS	$285,060	$115,433	$24,649	$(140,082)	$285,060

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES
Homebuilding	$722,511	$540,750	$-	$(32,149)	$1,231,112
Financial services	-	-	23,201	-	23,201

TOTAL REVENUES	722,511	540,750	23,201	(32,149)	1,254,313

EXPENSES
Cost of sales	551,773	397,422	-	(32,149)	917,046
Selling, general and administrative	61,500	50,344	3	-	111,847
Financial services	-	-	7,869	-	7,869
Corporate	3,848	14,905	-	-	18,753
Interest	1,112	(1,112)	208	-	208
Expenses related to early retirement of debt	8,277	-	-	-	8,277

TOTAL EXPENSES	626,510	461,559	8,080	(32,149)	1,064,000

Earnings before taxes	96,001	79,191	15,121	-	190,313
Tax expense	36,480	30,092	5,747	-	72,319
Equity in net earnings of subsidiaries	58,473	-	-	(58,473)	-

NET EARNINGS	$117,994	$49,099	$9,374	$(58,473)	$117,994

THE RYLAND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATING STATEMENT OF EARNINGS

	NINE MONTHS ENDED SEPTEMBER 30, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES
Homebuilding	$1,656,786	$1,052,002	$1,348	$(61,630)	$2,648,506
Financial services	-	-	58,936	-	58,936

TOTAL REVENUES	1,656,786	1,052,002	60,284	(61,630)	2,707,442

EXPENSES
Cost of sales	1,261,967	825,902	1,441	(61,630)	2,027,680
Selling, general and administrative	160,280	110,666	78	-	271,024
Financial services	-	-	19,114	-	19,114
Corporate	10,325	33,737	-	-	44,062
Interest	(3,425)	3,635	815	-	1,025

TOTAL EXPENSES	1,429,147	973,940	21,448	(61,630)	2,362,905

Earnings before taxes	227,639	78,062	38,836	-	344,537
Tax expense	87,641	30,054	14,952	-	132,647
Equity in net earnings of subsidiaries	71,892	-	-	(71,892)	-

NET EARNINGS	$211,890	$48,008	$23,884	$(71,892)	$211,890

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES
Homebuilding	$605,652	$425,906	$88	$(20,435)	$1,011,211
Financial services	-	-	23,111	-	23,111

TOTAL REVENUES	605,652	425,906	23,199	(20,435)	1,034,322

EXPENSES
Cost of sales	464,204	333,293	181	(20,435)	777,243
Selling, general and administrative	55,413	42,057	14	-	97,484
Financial services	-	-	7,147	-	7,147
Corporate	4,176	13,130	-	-	17,306
Interest	(1,402)	1,402	234	-	234

TOTAL EXPENSES	522,391	389,882	7,576	(20,435)	899,414

Earnings before taxes	83,261	36,024	15,623	-	134,908
Tax expense	32,055	13,870	6,014	-	51,939
Equity in net earnings of subsidiaries	31,763	-	-	(31,763)	-

NET EARNINGS	$82,969	$22,154	$9,609	$(31,763)	$82,969

THE RYLAND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATING BALANCE SHEET

	SEPTEMBER 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$50,439	$96,953	$17,364	$-	$164,756
Consolidated inventories owned	1,404,267	1,015,805	-	-	2,420,072
Consolidated inventories not owned	7,674	11,540	285,728	-	304,942
Total inventories	1,411,941	1,027,345	285,728	-	2,725,014
Property, plant and equipment	35,377	28,298	-	-	63,675
Net deferred taxes	55,548	-	(3,770)	-	51,778
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries	135,379	-	-	(135,379)	-
Other	152,138	27,319	45,294	-	224,751
TOTAL ASSETS	1,856,205	1,182,717	344,616	(135,379)	3,248,159

LIABILITIES
Accounts payable	176,025	114,468	548	-	291,041
Accrued and other liabilities	395,910	70,757	66,866	-	533,533
Debt	905,969	11,877	4,272	-	922,118
Intercompany payables	(633,779)	455,877	(147,591)	325,493	-
TOTAL LIABILITIES	844,125	652,979	(75,905)	325,493	1,746,692

MINORITY INTEREST	-	-	252,828	-	252,828

STOCKHOLDERS’ EQUITY	1,012,080	529,738	167,693	(460,872)	1,248,639

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,856,205	$1,182,717	$344,616	$(135,379)	$3,248,159

THE RYLAND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$36,090	$31,390	$20,908	$-	$88,388
Consolidated inventories owned	1,118,062	761,953	-	-	1,880,015
Consolidated inventories not owned	2,398	9,298	132,422	-	144,118
Total inventories	1,120,460	771,251	132,422	-	2,024,133
Property, plant and equipment	30,024	20,234	-	-	50,258
Net deferred taxes	49,524	-	(3,816)	-	45,708
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries	95,408	-	-	(95,408)	-
Other	124,396	19,522	54,380	-	198,298
TOTAL ASSETS	1,471,285	845,199	203,894	(95,408)	2,424,970

LIABILITIES
Accounts payable	121,362	76,470	2,779	-	200,611
Accrued and other liabilities	386,023	67,802	46,983	-	500,808
Debt	547,612	840	10,490	-	558,942
Intercompany payables	(403,987)	285,782	(107,177)	225,382	-
TOTAL LIABILITIES	651,010	430,894	(46,925)	225,382	1,260,361

MINORITY INTEREST	-	-	107,775	-	107,775

STOCKHOLDERS’ EQUITY	820,275	414,305	143,044	(320,790)	1,056,834
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,471,285	$845,199	$203,894	$(95,408)	$2,424,970

THE RYLAND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$285,060	$115,433	$24,649	$(140,082)	$285,060
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	18,649	11,662	852	-	31,163
Changes in assets and liabilities:
Increase in inventories	(291,481)	(256,094)	(13,618)	-	(561,193)
Net change in other assets, payables and other liabilities	(235,593)	203,251	(7,344)	140,082	100,396
Tax benefit from exercise of stock options	20,070	-	-	-	20,070
Other operating activities, net	(6,880)	-	-	-	(6,880)
Net cash (used for) provided by operating activities	(210,175)	74,252	4,539	-	(131,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(20,550)	(19,726)	(687)	-	(40,963)
Principal reduction of mortgage-backed securities,
notes receivable and mortgage collateral	-	-	349	-	349
Net cash used for investing activities	(20,550)	(19,726)	(338)	-	(40,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	500,000	-	-	-	500,000
Repayment of long-term debt	(147,000)	-	-	-	(147,000)
Increase (decrease) in short-term borrowings	5,357	11,037	(6,218)	-	10,176
Common stock dividends	(8,551)	-	-	-	(8,551)
Common stock repurchases	(130,356)	-	-	-	(130,356)
Proceeds from exercise of stock options	15,487	-	-	-	15,487
Other financing activities, net	10,137	-	(1,527)	-	8,610
Net cash provided by (used for) financing activities	245,074	11,037	(7,745)	-	248,366
Net increase (decrease) in cash and cash equivalents	14,349	65,563	(3,544)	-	76,368
Cash and cash equivalents at beginning of year	36,090	31,390	20,908	-	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,439	$96,953	$17,364	$-	$164,756

THE RYLAND GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATING STATEMENT OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$211,890	$48,008	$23,884	$(71,892)	$211,890
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	17,166	10,135	444	-	27,745
Changes in assets and liabilities:
Increase in inventories	(263,779)	(232,681)	(33,818)	-	(530,278)
Net change in other assets, payables and other liabilities	79,432	(65,354)	14,630	71,892	100,600
Tax benefit from exercise of stock options	11,822	-	-	-	11,822
Other operating activities, net	3,781	-	6,100	-	9,881
Net cash provided by (used for) operating activities	60,312	(239,892)	11,240	-	(168,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(19,825)	(15,285)	(1,067)	-	(36,177)
Principal reduction of mortgage-backed securities,
notes receivable and mortgage collateral	-	-	17,414	-	17,414
Net cash (used for) provided by investing activities	(19,825)	(15,285)	16,347	-	(18,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings against revolving credit facility	43,000	-	-	-	43,000
Increase (decrease) in short-term borrowings	1,162	(1,095)	(14,949)	-	(14,882)
Common stock dividends	(7,278)	-	-	-	(7,278)
Common stock repurchases	(99,223)	-	-	-	(99,223)
Proceeds from exercise of stock options	11,652	-	-	-	11,652
Other financing activities, net	6,913	-	(1,983)	-	4,930
Net cash used for financing activities	(43,774)	(1,095)	(16,932)	-	(61,801)
Net (decrease) increase in cash and cash equivalents	(3,287)	(256,272)	10,655	-	(248,904)
Cash and cash equivalents at beginning of year	34,434	278,767	3,503	-	316,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,147	$22,495	$14,158	$-	$67,800

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company reported consolidated net earnings of $118.0 million, or $2.39 per diluted share, for the third quarter of 2005, compared to consolidated net earnings of $83.0 million, or $1.66 per diluted share, for the third quarter of 2004.  This rise in net earnings was a result of higher revenues, increased profitability and a 1.1 percent decrease in the average number of diluted shares outstanding.

The Company’s revenues reached $1.3 billion for the third quarter of 2005, up 21.3 percent from $1.0 billion for the third quarter of 2004.  This increase was primarily attributable to higher average closing prices, increased closing volume and a rise in design-option revenues.

New order growth for the third quarter of 2005, reflected, in part, a shortage of product in various markets as a result of processing delays within municipalities and a recent surge in market absorption rates.  The value of the Company’s outstanding contracts rose 29.5 percent at September 30, 2005, compared to September 30, 2004, and the average sales price of outstanding sales contracts at $302,000 continued to increase.  Backlog in all of the Company’s four geographic areas reported higher year-over-year backlog value.  Substantially all of the outstanding contracts are expected to be delivered in the next two quarters, unless cancellations increase significantly.

Cash generated from operations has been reinvested to fund the Company’s future growth. Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, grew 28.7 percent to $2.4 billion at September 30, 2005, compared to $1.9 billion at December 31, 2004, primarily due to an increase in backlog and related construction activities.  Land under development rose by 11.5 percent during the third quarter of 2005, compared to December 31, 2004, while the number of lots under the Company’s control increased by 4.8 percent to 79,704, compared to September 30, 2004.

The Company’s debt-to-capital ratio increased to 42.5 percent at September 30, 2005, from 34.6 percent at December 31, 2004, due to the issuances of $250.0 million of senior notes in January 2005 and $250.0 million of senior notes in May 2005, offset by a $147.0 million debt redemption in September 2005.

The Company continued to repurchase stock, acquiring 665,000 shares during the third quarter of 2005 while stockholders’ equity grew by $84.4 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Homebuilding

New orders rose 10.9 percent during the third quarter of 2005, compared to the same period in the prior year.  New orders for the three months ended September 30, 2005, increased 7.2 percent in the North, 39.7 percent in the Southeast, and 36.0 percent in Texas but decreased 26.0 percent in the West, compared to the third quarter of 2004.  The decrease in the West was the result of product shortages in the Las Vegas market.

New orders rose 5.8 percent during the nine months ended September 30, 2005, compared to the same period in the prior year.  New orders for the nine months ended September 30, 2005, increased 0.7 percent in the North, 14.6 percent in the Southeast and 8.7 percent in Texas but decreased 1.6 percent in the West, compared to the nine months ended September 30, 2004.

	North	Texas	Southeast	West	Total
For the three months ended September 30

New Orders (units)
2005	1,045	891	1,534	891	4,361
2004	975	655	1,098	1,204	3,932

Closings (units)
2005	1,194	868	1,207	1,063	4,332
2004	1,154	853	1,003	869	3,879

Average Closing Price (in thousands)
2005	$316	$176	$253	$348	$278
2004	$301	$165	$228	$323	$257

For the nine months ended September 30

New Orders (units)
2005	3,579	2,911	4,589	3,372	14,451
2004	3,553	2,678	4,006	3,426	13,663

Closings (units)
2005	3,022	2,205	3,310	2,971	11,508
2004	3,236	1,997	2,957	2,257	10,447

Average Closing Price (in thousands)
2005	$303	$172	$248	$348	$274
2004	$284	$168	$226	$305	$250

Outstanding Contracts at September 30
Units
2005	2,365	1,698	4,137	2,363	10,563
2004	2,055	1,490	3,272	2,240	9,057
Dollars (in millions)
2005	$774	$324	$1,197	$898	$3,193
2004	$642	$250	$825	$748	$2,465
Average Price (in thousands)
2005	$327	$191	$289	$380	$302
2004	$313	$168	$252	$334	$272

At September 30, 2005, the Company had outstanding contracts for 10,563 units, representing a 16.6 percent increase over its outstanding contracts at September 30, 2004.  Outstanding contracts denote the Company’s

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  Due to a rise in the number of outstanding contracts and an 11.0 percent increase in average price, the value of the Company’s outstanding contracts at September 30, 2005, was $3.2 billion, an increase of 29.5 percent from September 30, 2004.  The rise in average sales price was due, in part, to a change in mix that was weighted toward higher-priced markets.

Results of operations for the homebuilding segment are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Revenues	$1,231,112	$1,011,211	$3,225,233	$2,648,506
Cost of sales	917,046	777,243	2,431,069	2,027,680
Gross profit	314,066	233,968	794,164	620,826
Selling, general and administrative expenses	111,847	97,484	312,758	271,024
Interest expense	-	-	-	210
Expenses related to early retirement of debt	8,277	-	8,277	-
Homebuilding pretax earnings	$193,942	$136,484	$473,129	$349,592

Three months ended September 30, 2005, compared to three months ended September 30, 2004

The homebuilding segment reported pretax earnings of $193.9 million for the third quarter of 2005, compared to $136.5 million for the same period in the prior year.  Homebuilding results for the third quarter of 2005 rose from 2004 primarily due to higher revenues and increased profitability.

Homebuilding revenues increased $219.9 million for the third quarter of 2005, compared to 2004, primarily due to an 8.2 percent rise in the average closing price of a home, as well as to an increase in volume.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the third quarter of 2005.  Homebuilding revenues for the third quarter of 2005 included $25.9 million from land sales, compared to $13.8 million for the third quarter of 2004, which contributed net gains of $4.0 million and $3.4 million to pretax earnings in 2005 and 2004, respectively.

Gross profit margins from home sales averaged 25.7 percent for the third quarter of 2005, compared to 23.1 percent for the third quarter of 2004.  This improvement was primarily due to sales prices rising at a greater rate than costs and a change in closing volume mix, with an increased percentage of closings coming from higher-margin markets during 2005.

Selling, general and administrative expenses, as a percentage of revenue, were 9.1 percent for the three months ended September 30, 2005, compared to 9.6 percent for the same period in the prior year.  This decrease was due to additional closings in growth markets without corresponding increases in overhead.

Due to increased development activity, the Company’s homebuilding segment capitalized all interest incurred during the third quarter of 2005 and 2004.

Nine months ended September 30, 2005, compared to nine months ended September 30, 2004

The homebuilding segment reported pretax earnings of $473.1 million for the nine months ended September 30, 2005, compared to $349.6 million for the same period in the prior year.  Homebuilding results for the nine months ended September 30, 2005, rose from the same period in 2004 primarily due to higher average closing prices of homes sold and increased margins on homes closed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Homebuilding revenues increased $576.7 million for the nine months ended September 30, 2005, compared to the same period in 2004, primarily due to a 9.6 percent rise in average closing price and a 10.2 percent increase in the number of homes closed.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the nine months ended September 30, 2005.  Homebuilding revenues for that period included $72.5 million from land sales, compared to $36.3 million for the nine months ended September 30, 2004, which contributed net gains of $18.2 million and $8.9 million to pretax earnings in 2005 and 2004, respectively.

Gross profit margins from home sales averaged 24.6 percent for the nine months ended September 30, 2005, compared to 23.4 percent for the same period in 2004.  This improvement was primarily due to sales prices rising at a greater rate than costs and a change in closing volume mix, with an increased percentage of closings coming from higher-margin markets during 2005.

Selling, general and administrative expenses, as a percentage of revenue, were 9.7 percent for the nine months ended September 30, 2005, compared to 10.2 percent for the same period in the prior year.  This decrease was due to additional closings in growth markets without corresponding increases in overhead.

The Company’s homebuilding segment capitalized all interest incurred during the nine months ended September 30, 2005, compared to interest expense of $210,000 for the same period in the prior year.  The decrease in interest expense was attributable to a rise in capitalized interest, which resulted from increased development activity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Services

For the three months ended September 30, 2005, the financial services segment reported pretax earnings of $15.1 million, compared to $15.7 million for the same period in 2004.  The decrease was primarily attributable to a gain on the sale of a portion of the investment portfolio in the prior year and was partially offset by increased profitability from title and insurance operations.

STATEMENT OF EARNINGS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

REVENUES
Net gains on sales of mortgages
and mortgage servicing rights	$11,557	$11,734	$32,548	$32,319
Title/escrow/insurance	7,402	6,234	19,220	15,900
Net origination fees	3,773	3,123	9,292	6,779
Interest
Mortgage-backed securities and
notes receivable	345	718	1,103	2,245
Other	122	219	588	610
Total interest	467	937	1,691	2,855
Gain on sale of investments	-	1,074	-	1,074
Other	2	9	15	9
TOTAL REVENUES	23,201	23,111	62,766	58,936

EXPENSES
General and administrative	7,869	7,147	22,362	19,114
Interest	208	234	643	815
TOTAL EXPENSES	8,077	7,381	23,005	19,929

PRETAX EARNINGS	$15,124	$15,730	$39,761	$39,007

Originations (units)	3,323	3,122	8,818	8,322
Ryland Homes origination capture rate	81.6%	85.1%	81.7%	84.8%
Mortgage-backed securities and
notes receivable average balance	$8,235	$16,658	$9,030	$21,247

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2005	2004
	(unaudited)
ASSETS
Cash	$2,811	$19,149
Other assets	47,617	50,410
TOTAL ASSETS	50,428	69,559

LIABILITIES
Accounts payable	548	2,779
Accrued and other liabilities	26,952	37,588
Debt	4,272	10,490
TOTAL LIABILITIES	31,772	50,857

STOCKHOLDER’S EQUITY	18,656	18,702
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$50,428	$69,559

Three months ended September 30, 2005, compared to three months ended September 30, 2004

Revenues for the financial services segment increased 0.4 percent to $23.2 million for the third quarter of 2005, compared to the same period in the prior year.  The increase was primarily attributable to a rise in mortgage origination dollars, which resulted from a 6.4 percent increase in units originated and an 8.7 percent rise in average loan size.  The capture rate of mortgages originated for customers of the homebuilding segment was 81.6 percent in the third quarter of 2005, compared to 85.1 percent in the third quarter of 2004.

For the three months ended September 30, 2005, general and administrative expenses were $7.9 million, versus $7.1 million for the same period in 2004.   This increase was primarily attributable to additional expenses incurred in supporting expansion of the Company’s homebuilding markets.

Interest expense decreased 11.1 percent for the three months ended September 30, 2005, compared to the same period in 2004.  The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale of a portion of the investment portfolio and continued runoff of the underlying collateral.

Nine months ended September 30, 2005, compared to nine months ended September 30, 2004

Revenues for the financial services segment increased 6.5 percent to $62.8 million for the nine months ended September 30, 2005, compared to the same period in the prior year.  The rise was attributable to a 6.0 percent increase in the number of originations; a 10.7 percent rise in average loan size; and increased revenues from the Company’s title, escrow and insurance operations.  The capture rate of mortgages originated for customers of the homebuilding segment was 81.7 percent in the nine months ended September 30, 2005, compared to 84.8 percent for the same period in 2004.

For the nine months ended September 30, 2005, general and administrative expenses were $22.4 million, versus $19.1 million for the same period in 2004.  This increase was primarily attributable to additional expenses incurred in supporting expansion of the Company’s homebuilding markets.

Interest expense decreased 21.1 percent for the nine months ended September 30, 2005, compared to the same period in 2004.  The decrease in interest expense was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale of a portion of the investment portfolio and continued runoff of the underlying collateral.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Corporate

Three months ended September 30, 2005, compared to three months ended September 30, 2004

Corporate expenses were $18.8 million and $17.3 million for the three months ended September 30, 2005 and 2004, respectively.  The rise in corporate expenses was primarily attributable to increased incentive compensation, which was due to improvement in the Company’s financial results.

Nine months ended September 30, 2005, compared to nine months ended September 30, 2004

Corporate expenses were $53.1 million and $44.1 million for the nine months ended September 30, 2005 and 2004, respectively.  The rise in corporate expenses was primarily attributable to increased incentive compensation, which was due to improvement in the Company’s financial results.

Income Taxes

The Company’s provision for income tax represented effective income tax rates of 38.0 percent for 2005 and 38.5 percent for 2004.  The decrease in the effective income tax rate in 2005 was due primarily to the estimated benefits of the new “qualified production activities income” tax deduction created by the American Jobs Creation Act of 2004.  Additional guidance from the United States Department of the Treasury relating to “qualified production activities income” was released October 2005.  The Company is reviewing the guidance and determining its impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

Net earnings provided $285.1 million during the first nine months of 2005 and $211.9 million during the same period in 2004 primarily as a result of increased profitability.  Net proceeds from the issuance of long-term debt were $353.0 million during the nine-month period ended September 30, 2005.  Additionally, net changes in other assets and liabilities used $100.4 million and $100.6 million during the nine months ended September 30, 2005 and 2004, respectively.  Cash held at the beginning of the year and provided during the period was invested principally in inventory of $561.2 million and $530.3 million and in stock repurchases of $130.4 million and $99.2 million for the nine months ended September 30, 2005 and 2004, respectively; $147.0 million was used for the repayment of debt in 2005.  Dividends totaling $0.18 per share and $0.15 per share were declared in the nine-month periods ended September 30, 2005 and 2004, respectively.

Consolidated inventories owned by the Company increased to $2.4 billion at September 30, 2005, from $1.9 billion at December 31, 2004, in support of a significantly higher backlog of homes sold and land acquisition and development commensurate with higher closing volume expected in the remainder of 2005 and upcoming 2006.  The Company attempts to maintain approximately a four- to five-year supply of land, with half or more controlled through options. At September 30, 2005, the Company controlled 79,704 lots (a five-year supply based on actual 2004 closings), with 31,132 lots owned and 48,572 lots, or 60.9 percent, under option.  The Company has historically funded the acquisition of land and exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility.  The Company expects these sources to continue to be adequate to fund future obligations with regard to land acquisition and exercise of land options; therefore, it does not anticipate that the acquisition of land and exercise of land options will have a material adverse effect on its liquidity.  In an effort to increase liquidity in prior years, models were sold and leased back on a selective basis. As cash balances increased, model leases declined. At September 30, 2005, the Company owned 80.8 percent of its model homes, versus 76.0 percent at September 30, 2004.

During the nine months ended September 30, 2005, the Company repurchased 1.9 million shares of its outstanding common stock at a cost of approximately $130.4 million.  At September 30, 2005, the Company had authorization from its Board of Directors to purchase an additional 1.0 million shares.  The Company has increased the targeted dollar value of stock repurchases in 2005 from $150.0 million to $175.0 million.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable.  Senior and senior subordinated notes outstanding totaled $893.5 million at September 30, 2005, compared to $540.5 million at December 31, 2004.

The Company uses its $500.0 million unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary.  There were no borrowings under the current facility at September 30, 2005, or December 31, 2004.  Under this facility, the Company had letters of credit outstanding which totaled $177.1 million at September 30, 2005, and $131.3 million at December 31, 2004.  Unused borrowing capacity under this facility was $322.9 million and $368.7 million, respectively.

The $100.0 million of 8.0 percent senior notes due August 2006 and $143.5 million of 9.1 percent senior subordinated notes due June 2011 contain numerous restrictive covenants which include, among other things, limitations on change of control; liens and guarantees; dividends and distributions; sale of assets; modification of debt instruments; transactions with affiliates; and inventory.  At September 30, 2005, the Company was in compliance with these covenants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

On September 1, 2005, the Company redeemed $150.0 million of 9.8 percent senior notes due September 2010, of which the Company owned $3.0 million.  The redemption price paid to bond holders of record was 104.9 percent of the principal amount of the notes outstanding, plus accrued and unpaid interest.  The notes were redeemed at a price of $1,048.75 per $1,000 notes outstanding, plus accrued and unpaid semi-annual interest of $48.75 per $1,000 notes, which aggregated $164.6 million was paid to holders of record.  The Company recorded $8.3 million of expenses related to the early retirement of debt.

The $150.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain restrictions which include, among other things, additional secured debt; obligations upon change of control; sale of assets; and sale and leaseback of assets.

In September 2005, the Company entered into a $150.0 million treasury lock at 4.1 percent which terminates on June 1, 2006, and a $100.0 million treasury lock at 4.2 percent which terminates on September 1, 2006, to facilitate the replacement of higher-rate senior and subordinated debt redeemable in 2006.

To finance land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At September 30, 2005, such notes payable outstanding amounted to $24.3 million, compared to $8.0 million at December 31, 2004.

The financial services segment uses cash generated internally and from outside borrowing arrangements to finance its operations.  Borrowing arrangements at September 30, 2005, included a $10.0 million revolving credit facility, which was previously $15.0 million, used to finance investment portfolio securities.  At September 30, 2005, and December 31, 2004, the combined borrowings of the financial services segment outstanding under the agreement were $4.3 million and $10.5 million, respectively.  In September 2005, the Company exercised an option to redeem certain securities in its mortgage-backed investment portfolio, effective October 1, 2005.  In anticipation of this redemption, borrowings against the revolving credit facility were reduced by $3.8 million.

Although the Company’s limited-purpose subsidiaries no longer issue mortgage-backed securities and mortgage-participation securities, they continue to hold collateral for previously issued mortgage-backed bonds in which the Company maintains a residual interest.  Revenues, expenses and portfolio balances continue to decline as mortgage collateral pledged to secure the bonds decreases due to scheduled payments and prepayments, as well as to the sale of a portion of the investment portfolio during 2004.  The source of cash for the bond payments was cash received from mortgage loans, notes receivable and mortgage-backed securities.

The Ryland Group, Inc.  has not guaranteed the debt of either its financial services segment or its limited-purpose subsidiaries.

The Company filed a registration statement with the SEC for up to $1.0 billion of the Company’s debt and equity securities on April 11, 2005.  At September 30, 2005, $850.0 million remained available under this registration statement due to the issuance of $250.0 million of senior notes in May 2005, of which $100.0 million was applied to the previous shelf registration.  The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities.  In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.  The timing and amount of future offerings, if any, will depend on market and general business conditions.

The Company believes that its available borrowing capacity at September 30, 2005, and anticipated cash flows from operations are sufficient to meet its requirements for the foreseeable future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OFF–BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development.  At September 30, 2005, the Company had $167.3 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $2.2 billion.  Only $71.6 million of the $2.2 billion in land and lot option purchase contracts contain specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, the Company consolidated $305.0 million of inventory not owned at September 30, 2005, $257.5 million of which pertained to land and lot option contracts and $47.5 million of which pertained to three of the Company’s homebuilding joint ventures.  (See Notes 7 and 8.)

The Company has provided guarantees of debt and completion of development for a joint venture on a pro rata basis with other partners.  See Note 8.

At September 30, 2005, the Company had outstanding letters of credit of $72.4 million and development or performance bonds of $383.9 million, issued by third parties, to secure performance under various contracts and land or municipal improvement obligations.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.  The Company has no material third-party guarantees other than those associated with its $500.0 million revolving credit facility and its senior notes.

CRITICAL ACCOUNTING POLICIES

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  There were no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2005, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk since December 31, 2004.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.  CONTROLS AND PROCEDURES

The Company has procedures in place for accumulating and evaluating information which enable it to prepare and file reports with the Securities and Exchange Commission.  At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at September 30, 2005.

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

The Company’s management, including the CEO and CFO, evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, and concluded that there was no change during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management believes that the Company’s internal controls were effective as of September 30, 2005.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the issuer’s purchases of its own equity securities during the nine months ended September 30, 2005:

			Total Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares that
	Number of	Average	of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	Per Share	or Programs	Plans or Programs

January 1 – 31	-	$-	-	2,938,326
February 1 – 28	130,000	67.12	130,000	2,808,326
March 1 – 31	355,000	65.70	355,000	2,453,326
April 1 – 30	366,500	60.92	366,500	2,086,826
May 1 – 31	215,000	64.23	215,000	1,871,826
June 1 – 30	166,200	70.47	166,200	1,705,626
July 1 – 31	220,000	80.71	220,000	1,485,626
August 1 – 31	345,000	75.20	345,000	1,140,626
September 1 – 30	100,000	67.60	100,000	1,040,626

Total	1,897,700		1,897,700	1,040,626

On February 26, 2004, the Company announced that it had received authorization from its Board of Directors to purchase 2.0 million additional shares of its common stock in open-market transactions. At September 30, 2005, there were no shares available for purchase in accordance with this authorization.  This authorization did not have an expiration date.

On December 22, 2004, the Company announced that it had received authorization from its Board of Directors to purchase 2.0 million additional shares of its common stock in open-market transactions.  At September 30, 2005,

1.0 million shares were available for purchase in accordance with this authorization. This authorization does not have an expiration date.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2005.

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

THE RYLAND GROUP, INC.
Registrant

November 4, 2005	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2005	By:	/s/ David L. Fristoe
Date	David L. Fristoe
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