Form 10-K
period 2005-12-31
RYLAND GROUP INC
filed 2006-02-24
CIK 85974

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                Yes    ☒        No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                Yes    ☐        No    ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the dregistrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Act.

                Large Accelerated Filer    ☒        Accelerated Filer    ☐        Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes    ☐        No    ☒

The aggregate market value of the common stock of The Ryland Group, Inc. held by nonaffiliates of the registrant (46,176,085 shares) at June 30, 2005, was $3,503,379,569.

The number of shares of common stock of The Ryland Group, Inc. outstanding on February 13, 2006, was 46,043,293.

DOCUMENTS INCORPORATED BY REFERENCE

Name of Document	Location in Report
Proxy Statement for the 2006 Annual Meeting of Stockholders	Parts I, III
Annual Report to Shareholders for the Year Ended December 31, 2005	Parts II, III, IV

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

PART I

Item 1.    Business

With headquarters in Southern California, The Ryland Group, Inc., a Maryland corporation (the "Company"), is one of the nation's largest homebuilders and a leading mortgage-finance company. The Company is a Fortune 500 company and is traded on the New York Stock Exchange under the symbol "RYL." Founded in 1967, the Company has built more than 250,000 homes during its 38-year history. In addition, Ryland Mortgage Company (RMC) has provided mortgage financing and related services for more than 210,000 homebuyers.

The Company consists of two operating business segments: homebuilding and financial services. The homebuilding operations are by far the most substantial part of its business, comprising approximately 98 percent of consolidated revenues in fiscal year 2005. The homebuilding segment generates nearly all of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. The Company's operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and homeowners insurance brokerage services. In addition to building single-family detached homes, the Company's homebuilding segment also builds attached homes, such as town homes and condominiums, including some mid-rise buildings, which share common walls and roofs. It builds homes for entry-level buyers, as well as for first- and second-time move-up buyers. The Company's prices range from $92,000 to more than $600,000, with the average price of a Ryland home closed during 2005 being $278,000.

Over the last 12 years, the Company has concentrated on expanding its operations by investing its available capital into both existing and new markets. It believes that measured "organic" growth avoids the risk, debt, intangible assets and distractions associated with external acquisitions.

The Company focuses on achieving a high return on invested capital and profitable operations in every one of its markets. New communities are evaluated based on return and profitability benchmarks, and both senior and local management are incentivized based on their ability to achieve such returns. Management continually monitors the land acquisition process, sales revenues, margins and returns achieved in each of the Company's markets as part of its evaluation of the use of its capital.

The Company is highly diversified throughout the United States, with no more than 10 percent and 20 percent of its deployed capital allocated to any given market or geographic area, respectively. The Company believes diversification minimizes exposure to economic and market fluctuations and enhances growth potential. Capital is strategically allocated to avoid concentration in any given geographic area and to circumvent the accompanying risk associated with excessive dependence on local market anomalies. Subject to economic conditions, the Company plans to continue expanding in its existing markets and strives to be among the largest builders in each of those markets. It also intends to continue diversification by entering new markets, primarily through establishing start-up or satellite operations in markets near its existing divisions.

The Company's national scale has provided increased opportunities for negotiation of volume discounts and rebates from national and regional material suppliers. Additionally, it has greater access to a lower cost of capital due to the strength and transparency of its balance sheet, as well as its lending and capital markets relationships. The Company's economies of scale and diversification have contributed to significant improvements in its operating margins.

Committed to product innovation, the Company conducts ongoing research into consumer preferences and trends. It is constantly adapting and improving house plans, design features, customized options and mortgage programs. The Company strives to offer value, selection, location and quality to all homebuyers.

The Company is dedicated to building quality homes and customer relationships. With customer satisfaction as a major priority, it continues to make innovative enhancements designed to attract homebuyers. During 2005, the Company developed new training programs for services representatives and on-line systems for tracking requests, processing issues and improving customer interaction. In addition, the Company entered into a contract with Eliant, an organization which analyzes customer feedback, in order to better serve homebuyers' needs.

In addition to being an added value to customers, RMC greatly enhances the Company's profitability while limiting its risk. A competitively high capture rate for mortgage financing allows the homebuilder to monitor its backlog and closing process. Risk is further reduced because substantially all loans are sold on the day they close to a third party, which the third party then services and manages.

The Company enters into land development joint ventures from time to time as a means of building lot positions, reducing its risk profile and enhancing its return on capital. It often partners with developers, other homebuilders or financial investors to develop finished lots for sale to the joint ventures' members or other third parties.

Homebuilding Operations

General

Ryland homes are built on-site and marketed in three major geographic regions. At December 31, 2005, the Company operated in the following metropolitan areas:

Region	Major Markets Served
North Central
North	Baltimore, Chicago, Cincinnati, Delaware, Indianapolis, Minneapolis and Washington, D.C.
Texas	Austin, Dallas, Houston and San Antonio
Southeast	Atlanta, Charleston, Charlotte, Fort Myers, Greensboro, Greenville, Jacksonville, Orlando and Tampa
West	California's Central Valley, California's Inland Empire, Denver, Las Vegas, Phoenix, Sacramento and the San Diego Area

The Company has decentralized its operations to provide more flexibility to local division presidents and management teams. Each of its 22 homebuilding divisions across the country generally consists of a division president, a controller and other management personnel focused on land entitlement, acquisition and development; sales, construction, customer service, and purchasing; as well as accounting and administrative personnel. The Company's operations in each of its homebuilding markets may differ due to a number of market-specific factors. These factors include regional economic conditions and job growth; land availability and local land development; consumer preferences; competition from other homebuilders; and home resale activity. The Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and capital allocation in existing markets. The Company's local management teams are familiar with these factors and their market experience and expertise are critical in making decisions regarding local operations.

The Company provides oversight and centralizes key elements of its homebuilding business through its corporate and regional offices. Corporate is a non-operating business segment whose purpose is to support operations. Corporate departments are responsible for establishing operational policies and internal control standards; implementing strategic initiatives; and monitoring compliance with policies and controls throughout the Company's operations. Corporate acts as an internal source of capital and provides financial, human resources, information technology, insurance, legal, marketing, national purchasing, and tax compliance services, as well as performing administrative functions associated with a publicly traded entity. The Company has three regional offices, which generally consist of a region president; a chief financial officer; real estate legal counsel; and other management personnel focused on human resources, marketing and operations. Regional offices provide oversight and standardization where appropriate. The region staff monitors activities by using various operational metrics in order to achieve Company return benchmarks.

Ryland markets attached and detached single-family homes, which are generally targeted to entry-level and first- and second-time move-up buyers. The Company's diverse product line is tailored to the local styles and preferences found in each of its geographic markets. The product line offered in a particular community is determined in conjunction with the land acquisition process and is dependent upon a number of factors, including consumer preferences, competitive product offerings and development costs. Architectural services are generally outsourced to increase creativity and to ensure that the Company's home designs are consistent with local market preferences.

Homebuyers are able to customize certain features of their homes by selecting from numerous options and upgrades displayed in the Company's model homes and design centers. These design centers, which are conveniently located in most of the Company's markets, also represent an increasing source of additional revenue and profit for the Company. Custom options contributed in excess of 11 percent of revenues in 2005 and significantly higher margins than base homes.

Land Acquisition and Development

The Company's objective is to control a portfolio of building lots sufficient to meet its anticipated homebuilding requirements for a period of approximately four to five years. The Company acquires land only after completing due diligence and feasibility studies. The land acquisition process is controlled by a corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes. The Company's direct land acquisition activities include the bulk purchase of finished lots from developers and the purchase of undeveloped entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

Although control of lot inventory through the use of option contracts minimizes the Company's investment, such a strategy is not viable in certain markets due to the absence of third-party land developers. In other markets, competitive conditions may prevent the Company from controlling quality lots solely through the use of option contracts. In such situations, the Company may acquire undeveloped entitled land and/or finished lots on a bulk basis. The Company utilizes the selective development of land to gain access to prime locations, increase margins and position itself as a leader in the area through its influence over a community's character, layout and amenities. After determining the size, style, price range, density, layout and overall design for a community, the Company obtains governmental and other approvals necessary to begin the development process. Land is then graded; roads, utilities, amenities and other infrastructures are installed; and the individual home sites are created.

At December 31, 2005, the Company had cash deposits and letters of credit outstanding of $188.5 million in connection with option and land purchase contracts having a total purchase price of $2.1 billion. These options and commitments expire at various dates through 2018.

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

Construction

Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive-bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company's production team, which schedules and coordinates subcontractor work, monitors quality, and ensures compliance with local zoning and building codes. Construction time for homes depends on weather, availability of labor or subcontractors, materials, the size of the home, geological conditions and other factors.

The duration of the home construction process is generally between three and six months. The Company has an integrated financial and homebuilding management system that assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs, versus construction bids, for each community and subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

The Company, its subcontractors and suppliers maintain insurance, subject to deductibles and self-insured amounts, to protect it against various risks associated with its activities, including, among others, general liability, "all-risk" property, workmans compensation, and automobile and employee fidelity. The Company accrues for its expected costs associated with the deductibles and self-insured amounts.

Marketing

The Company generally markets its homes to entry-level and first- and second-time move-up buyers, through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stage of a community's development. Employees and independent real estate brokers sell the Company's homes, generally by showing furnished models. A new order is reported when a customer's sales contract has been signed by the homebuyer and approved by the Company, subject to cancellation. The Company normally starts construction of a home when a customer has selected a lot, chosen a floor plan and received preliminary mortgage approval. However, construction of homes may begin prior to this in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings. Homebuilding revenues are recognized when home sales are closed, title and possession are transferred to the buyer and there is no significant continuing involvement.

The Company advertises in newspapers and trade publications, as well as with marketing brochures and newsletters. It also uses billboards, radio and television advertising, and its Web site to market the location, price range and availability of its homes. The Company also attempts to operate in conspicuously located communities that permit it to take advantage of local traffic patterns. Model homes play a significant role in the Company's marketing efforts, as they create an attractive atmosphere and display options and upgrades.

The Company's sales contracts typically require an earnest money deposit. The amount of earnest money required varies between markets and communities. Additionally, buyers are generally required to pay additional deposits when they select options or upgrade features for their homes. Most of the Company's sales contracts stipulate that when homebuyers cancel their contracts with the Company, it has the right to retain their earnest money and option deposits; however, its operating divisions may choose to refund such deposits. The Company's sales contracts may also include contingencies that permit homebuyers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. The Company's contracts may also include other contingencies, such as the sale of an existing home. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer may vary depending on customer preferences, permit approval and construction cycle times.

Customer Service and Warranties

The Company's operating divisions are responsible for preclosing quality control inspections and responding to homebuyers' postclosing needs. The Company believes that a prompt and courteous response to homebuyers' needs during and after construction reduces postclosing repair costs, enhances its reputation for quality and service, and ultimately leads to repeat and referral business. The subcontractors who perform most of the actual construction also provide warranties on workmanship.

The Company provides each homeowner with product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years at the time of sale. The

Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry.

Seasonality

The Company experiences seasonal variations in its quarterly operating results and capital requirements. Historically, new order activity is higher during the spring and summer months. As a result, it typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of a fiscal year. This is primarily due to the preference of many homebuyers to act during those periods.

Financial Services

RMC provides mortgage-related products and services primarily for the Company's homebuilding customers. By aligning its operations with the Company's homebuilding segment, RMC leverages this relationship to capture homebuyers' loans. RMC focuses primarily on originating mortgage loans and improving the profitability of these activities through increased operational efficiencies.

Loan Origination

In 2005, RMC's mortgage origination operations consisted primarily of the Company's homebuilder loans, which were originated in connection with the sale of the Company's homes. During the year, mortgage operations originated 12,774 loans, totaling approximately $3.1 billion, of which 99.5 percent was for purchases of homes built by the Company and 0.5 percent was for purchases of homes built by others, purchases of existing homes or for the refinancing of existing mortgage loans.

The Company arranges various types of mortgage financing, including conventional, Federal Housing Administration (FHA) and Veterans Administration (VA) mortgages, with various fixed- and adjustable-rate features. The Company is approved to originate loans that conform to the guidelines established by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). The Company sells the loans it originates, along with the related servicing rights, to others.

Title and Escrow Services

Cornerstone Title Company, a wholly-owned subsidiary of RMC doing business as Ryland Title Company, provides title services and acts as a title insurance agent primarily for the Company's homebuyers. At December 31, 2005, Ryland Title Company had offices in Arizona, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Minnesota, Nevada, North Carolina, Ohio, South Carolina, Texas and Virginia. The Company also operates Ryland Escrow Company, which performs escrow and loan closing functions for the Company's homebuyers in California. During 2005, Ryland Title Company and Ryland Escrow Company provided these services to 96.9 percent of the Company's homebuyers in the markets in which they operate, compared to 95.9 percent during 2004.

Insurance Brokerage Services

Ryland Insurance Services, a wholly-owned subsidiary of RMC, provides insurance brokerage services primarily to the Company's homebuyers. At December 31, 2005, Ryland Insurance Services was licensed to operate in all of the states in which the Company's homebuilding segment operates. During 2005, it provided insurance brokerage services to 60.4 percent of the Company's homebuyers, compared to 58.7 percent during 2004.

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

Regulatory and Environmental Matters

The homebuilding segment is subject to various local, state and federal laws, ordinances, rules and regulations concerning zoning, building design, construction, stormwater permitting and discharge and similar matters, as well as open space, wetlands and environmentally protected areas. These include local regulations that impose restrictive zoning and density requirements to limit the number of homes that can be built within the boundaries of a particular area, as well as other municipal or city planning issues. The Company may also experience periodic delays in homebuilding projects due to regulatory compliance, municipal appeals and other governmental planning processes in any of the areas in which it operates.

RMC is subject to the rules and regulations of FHA, FHLMC, FNMA, VA and the Department of Housing and Urban Development (HUD) with respect to originating, processing and selling mortgage loans. In addition, there are other federal and state laws and regulations that affect not only these activities, but also RMC's title, escrow and insurance brokerage operations. These rules and regulations prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals; require credit reports on prospective borrowers; and fix maximum loan amounts. RMC is required to submit audited financial statements to various regulatory agencies annually, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by these regulatory agencies and by state agencies, at all times, to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, as well as to associated regulations that prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

Employees

At December 31, 2005, the Company had 3,217 employees. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Web Site Access to Reports

The Company files annual, quarterly and special reports; proxy statements; and other information with the U.S. Securities and Exchange Commission (SEC) under the Exchange Act. Any document the Company files may be read at the SEC's public reference room, Room 1580 at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC toll free at 1-800-SEC-0330 for information regarding its public reference room. The Company files information electronically with the SEC. The Company's SEC filings are available from the SEC's Web site at www.sec.gov. Reports, proxy and information statements, and other information regarding issuers that file electronically are readily obtainable there.

Stockholders, securities analysts and others seeking information about the Company's business operations and financial performance can receive copies of the 2005 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other publications filed with the SEC in Washington, D.C., without charge, by contacting the treasurer's office at (818) 223-7677; by writing to The Ryland Group, Inc., Investor Relations, 24025 Park Sorrento, Suite 400, Calabasas, California 91302; or via e-mail at investors@ryland.com. In addition, all filings with the SEC, news releases and quarterly earnings announcements, including live audio and replays of the most recent quarterly earnings conference calls, can be accessed free of charge on the Company's Web site (www.ryland.com). Information on the Company's Web site is not part of this report. Ryland makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. To retrieve any of this information, go to www.ryland.com, select "Investor Information" and scroll down the page to "SEC Filings."

Item 1A.    Risk Factors

If real estate and economic conditions deteriorate, the Company's revenue may decrease.

The Company can be significantly affected by the cyclical nature of the homebuilding industry which is sensitive to fluctuations in general and local economic conditions, interest rates, housing demand, employment levels, availability of financing and levels of consumer confidence. The effects of these fluctuations differ among the various geographic markets in which it operates. Sales of new homes are affected by market conditions for resale homes and rental properties. Its business is also affected by local economic conditions, such as employment rates and housing demand in the markets in which the Company builds homes. The markets in which it operates can experience mild to significant declines in housing demand. The Company is currently experiencing a decline in market demand in some of its markets.

If market demand significantly changes, the Company is subject to inventory risk.

Inventory risk can be substantial for homebuilders. The market value of the Company's land, building lots and housing inventories fluctuates as a result of changing market and economic conditions. In addition, inventory carrying costs can result in losses in poorly performing projects or markets. In the event of significant changes in economic or market conditions, the Company may dispose of land or housing inventories on a basis that may result in a loss. In the course of its business, the Company continuously seeks and makes acquisitions of land for expansion into new markets, as well as for replacement and expansion of land inventory within its current markets. Although it employs various measures, including its land approval process and continued review by senior management designed to manage inventory risks, the Company cannot assure that these measures will enable it to avoid or eliminate its inventory risk.

Construction costs can fluctuate and impact the Company's margins.

The homebuilding industry has from time to time experienced significant difficulties, including: shortages of qualified trades people; reliance on local subcontractors who may be inadequately capitalized; shortages of materials; and volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs. The Company may not be able to recapture increased costs by raising prices either because of market conditions or because the Company fixes its prices at the time home sales contracts are signed.

If interest rates rise further, then the Company's business may decline and profitability may be reduced.

Interest rates can significantly affect the Company's lines of business. Higher interest rates affect the ability of buyers to qualify for mortgage financing and decrease demand for new homes. As a result, rising interest rates can decrease its home sales and mortgage originations. Further, the level and expected direction of interest rates can adversely affect the profitability of sales. Any of these factors could have an adverse impact on the Company's results of operations or financial position.

Because the Company's industry is highly competitive, others may be more successful than it and cause its business to decline.

The residential housing industry is highly competitive. The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. This competition could make it more difficult to acquire suitable land at acceptable prices, force it to increase selling incentives or lower its sales per community. Any of these could have an adverse impact on the Company's financial performance or results of operations. It also competes with other housing alternatives, including existing homes and rental housing. Principal competitive factors in homebuilding are home price, design, quality, reputation, relationship with developers, accessibility of subcontractors, availability and location of lots and availability of customer financing.

The Company's financial services segment competes with other mortgage bankers to arrange financing for homebuyers. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.

Because the Company's business is subject to various regulatory and environmental limitations, it may not be able to conduct its business as planned.

The Company's homebuilding segment is subject to various local, state and federal laws, statutes, ordinances, rules and regulations concerning zoning, building design, construction, stormwater permitting and discharge and similar matters, as well as open space, wetlands and environmentally protected areas. These include local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area, as well as other municipal or city land planning restrictions, requirements or limitations. The Company may also experience periodic delays in homebuilding projects due to regulatory compliance, municipal appeals and other government planning processes in any of the areas in which it operates.

The Company's financial services segment is subject to the rules and regulations of FHA, HUD, VA, FNMA and FHLMC with respect to originating, processing, selling and servicing mortgage loans. Mortgage origination activities are further subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and Real Estate Settlement Procedures Act and their associated regulations. These and other federal and state statutes and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for audits, inspections and appraisals, require credit reports on prospective borrowers, fix maximum loan amounts and require the disclosure of certain information concerning credit and settlement costs. The Company is required to submit audited financial statements annually, and each agency or other entity has its own financial requirements. The Company's affairs are also subject to examination by these entities at all times to assure compliance with applicable regulations, policies and procedures.

Natural disasters may have a significant impact on the Company's business.

The climates and geology of many of the states in which the Company operates present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, its business in those states may be adversely affected.

Because this report contains forward-looking statements, it may not prove to be accurate.

This report and other Company releases and filings with the SEC may contain forward-looking statements. The Company generally identifies forward-looking statements using words like "believe," "intend," "expect," "may," "should," "plan," "project," "contemplate," "anticipate," "target," "estimate," "foresee," "goal," "likely," "will" or similar statements. Because these statements reflect its current views concerning future events, these statements involve risks, uncertainties and assumption, including the risks and uncertainties identified in this report. Actual results may differ significantly from the results discussed in these forward-looking statements. The Company does not undertake to update its forward-looking statements or risk factors to reflect future events or circumstances.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company leases office space for its corporate headquarters in Calabasas, California and for its IT department and RMC's operations center in Scottsdale, Arizona. In addition, the Company leases office space in the various markets in which it operates.

Item 3.    Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On January 15, 2004, a stockholder class action lawsuit was filed against the Company and two of its officers in the United States District Court for the Northern District of Texas. The lawsuit alleged violations of federal securities law as a result of information about home sales during the fourth quarter of 2003. The lawsuit has been dismissed, but is under review by the court with respect to various procedural matters which if determined adversely to the Company could cause the lawsuit to be reinstated.

In November 2003, the Company received a request from the United States Environmental Protection Agency (the "EPA") pursuant to Section 308 of the Clean Water Act for information about storm water discharge practices in connection with recent homebuilding projects undertaken by the Company. The Company is working with the EPA to provide the requested information and review its compliance with the Clean Water Act. It is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with either the information requested or the prior storm water discharge practices employed by the Company.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Position (date elected to position) Prior Business Experience

R. Chad Dreier	58	Chairman of the Board of Directors (since 1994); President and Chief Executive Officer of the Company (since 1993)
Mark L. Beisswanger	45	Senior Vice President of the Company (since 2000); President of the West Region of Ryland Homes (since 2000)
Robert J. Cunnion, III	50	Senior Vice President, Human Resources of the Company (since 1999)
Eric E. Elder	48	Senior Vice President, Marketing and Communications of the Company (since 2000)
David L. Fristoe	49
		Senior Vice President, Controller and Chief Accounting Officer of the Company (since 2004); Senior Vice President, Controller, Chief Accounting Officer and Chief Information Officer of the Company (2000-2004)
Timothy J. Geckle	53	Senior Vice President, General Counsel and Secretary of the Company (since 1997)
Cathey S. Lowe	52	Senior Vice President, Finance and Treasurer of the Company (since 2002); Vice President and Treasurer of the Company (2000-2002)
Gordon A. Milne	54	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000-2002)
Larry T. Nicholson	48	Senior Vice President of the Company (since 2004); President of the Southeast Region of Ryland Homes (since 2004); President of the Orlando Division of Ryland Homes (1999-2004)
Daniel G. Schreiner	48	Senior Vice President of the Company (since 1999); President of Ryland Mortgage Company (since 1998)
Kipling W. Scott	51	Executive Vice President of the Company (since 2003); Senior Vice President of the Company (1995-2003); President of the North Central Region of Ryland Homes (since 1997)

The Board of Directors elects all officers.

There are no family relationships between any director or executive officer, or arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company's employment and severance arrangements with certain of its executive officers, see the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A under the Exchange Act (the "2006 Proxy Statement").

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information required by this item is incorporated by reference from the section entitled "Quarterly Financial Data and Common Stock Prices and Dividends," which appears on page 88 of the Company's Annual Report to Shareholders for the Year Ended December 31, 2005.

The following is a table summarizing the Company's purchases of its own equity securities during the 12 months ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 – 31	-	-	-	2,938,326
February 1 – 28	130,000	67.12	130,000	2,808,326
March 1 – 31	355,000	65.70	355,000	2,453,326
April 1 – 30	366,500	60.92	366,500	2,086,826
May 1 – 31	215,000	64.23	215,000	1,871,826
June 1 – 30	166,200	70.47	166,200	1,705,626
July 1 – 31	220,000	80.71	220,000	1,485,626
August 1 – 31	345,000	75.20	345,000	1,140,626
September 1 – 30	100,000	67.60	100,000	1,040,626
October 1 – 31	110,000	67.53	110,000	930,626
November 1 – 30	550,000	69.87	550,000	380,626
December 1 – 31	-	-	-	3,846,590	*

Total	2,557,700	$68.90	2,557,700	3,846,590

* Estimate based on shares remaining under previous authorization plus $250.0 million new authorization divided by the Company's stock price at December 31, 2005.

On December 22, 2004, the Company announced that it had received authorization from its Board of Directors to purchase two million additional shares of its common stock in open-market transactions. At December 31, 2005, there were 380,626 shares available for purchase in accordance with this authorization. This authorization does not have an expiration date.

On December 12, 2005, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $250.0 million, or approximately 3.5 million shares based on the Company's stock price at December 31, 2005. As of December 31, 2005, no shares had been repurchased in accordance with this authorization. This authorization does not have an expiration date.

Item 6.    Selected Financial Data

The information required by this item is incorporated by reference from the section entitled "Selected Financial Data," which appears on page 42 of the Annual Report to Shareholders for the Year Ended December 31, 2005.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition," which appears on pages 44 through 59 of the Annual Report to Shareholders for the Year Ended December 31, 2005.

Outlook
The Company entered 2006 with a backlog of orders for new homes totaling 8,464 units and the dollar value of the Company's backlog was $2.6 billion, representing approximately 45 percent of 2006 targeted closings. In the first two months of the year, the Company has experienced a decline in sales orders for new homes, as compared to the same period last year. The Company believes its sales order results to date in 2006 reflect recent broader market trends toward a softening in demand for residential housing. It is too early to forecast whether year-to-date sales are indicative of a longer-term trend. Historically, the Company's new order activity is higher in the spring and summer months, and those numbers will be more indicative of its annual performance. Currently, the Company does not anticipate revising its earnings guidance for 2006; however, if sales orders do not improve, the Company may revise its guidance for 2006.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition," under "Market Risk Summary," which appears on page 59 of the Annual Report to Shareholders for the Year Ended December 31, 2005.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the sections entitled "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which appear on pages 60 through 84 of the Annual Report to Shareholders for the Year Ended December 31, 2005, and from the section entitled "Quarterly Financial Data and Common Stock Prices and Dividends," which appears on page 88.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-K, an evaluation was performed by the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

The Company has a committee consisting of key officers, including the chief accounting officer and general counsel to ensure that all information required to be disclosed in the Company's reports is accumulated and communicated to those individuals responsible for the preparation of the reports, as well as to all principal executive and financial officers, in a manner that will allow timely decisions regarding required disclosures.

The Company's management, including the CEO and CFO, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period ended December 31, 2005, and has concluded that there was no change during the quarterly period ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

At December 31, 2005, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company's management summarized its assessment process and documented its conclusions in the "Report of Management," which appears on page 85 of the Annual Report to Shareholders for the Year Ended December 31, 2005. The Company's independent registered public accounting firm summarized its review of management's assessment of internal control over financial reporting in an attestation report appearing on page 87 of the Annual Report to Shareholders for the year ended December 31, 2005.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information as to the Company's directors and executive officers is incorporated by reference from the Company's 2006 Proxy Statement, including the determination by the Board of Directors, with respect to the "Audit Committee's financial expert," and the identity of each member of the Audit Committee of the Board of Directors. Additional information as to the Company's executive officers is shown under Part I as a separate item.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the 2006 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the 2006 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

There are no transactions, business relationships or indebtedness required to be reported by the Company pursuant to this item.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the 2006 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

The following consolidated financial statements of The Ryland Group, Inc. and subsidiaries, which are included in the Annual Report to Shareholders for the Year Ended December 31, 2005, are incorporated by reference in Item 8:
Consolidated Statements of Earnings — years ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Stockholders' Equity — years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows — years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
		Page No.
2.	Financial Statement Schedule (Filed herewith)
	Schedule II — Valuation and Qualifying Accounts	21
	Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.
3.	Exhibits
	The following exhibits are included with this report or incorporated herein by reference as indicated below:
3.1	Articles of Restatement of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
3.2	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1996)
4.1	Rights Agreement, dated as of October 18, 1996, between The Ryland Group, Inc. and ChaseMellon Shareholder Services L.L.C. (Incorporated by reference from Form 8-K, filed October 24, 1996)
4.2
Amendment to the Rights Agreement, dated as of February 25, 2001, between The Ryland Group, Inc. and Mellon Investor Services L.L.C.
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)
4.3	Senior Subordinated Notes, dated as of June 13, 2001 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-58208)
4.4	Senior Notes, dated as of August 16, 2001 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-58208)

3.	Exhibits, continued
4.5	Senior Notes, dated as of June 5, 2003 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-100167)
4.6	Senior Notes, dated as of January 11, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-121469)
4.7	Senior Notes, dated as of May 9, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
10.1	Credit Agreement, dated as of January 12, 2006, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed January 13, 2006)
10.2	2005 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
10.3	Form of Non-Qualified Stock Option Agreement for The Ryland Group, Inc. 2005 Equity Incentive Plan (Incorporated by reference from Form 8-K, filed April 29, 2005)
10.4	Form of Stock Unit Agreement for The Ryland Group, Inc. 2005 Equity Incentive Plan (Incorporated by reference from Form 8-K, filed April 29, 2005)
10.5	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)
10.6	Form of Stock Option Agreement for The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan (Incorporated by reference from Form 8-K, filed April 29, 2005)
10.7	Amended and Restated Employment Agreement, dated as of April 20, 2005, between The Ryland Group, Inc. and R. Chad Dreier (Incorporated by reference from Form 8-K/A, filed May 4, 2005)
10.8	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)
10.9	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan II (Incorporated by reference from Form 8-K/A, filed May 4, 2005)
10.10
Form of Senior Executive Severance Agreement between The Ryland Group, Inc. and the executive officers of the Company
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)
10.11	Amendment and Restatement of the Executive and Director Deferred Compensation Plan, effective March 1, 1998 (Incorporated by reference from Form 10-K for the year ended December 31, 1999)
10.12
Non-Employee Directors' Stock Unit Plan, effective January 1, 1998, between The Ryland Group, Inc. and the Board of Directors
(Incorporated by reference from Form 10-K for the year ended December 31, 1997)

3.	Exhibits, continued
10.13	TRG Incentive Plan, as amended and restated, effective January 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)
10.14	The Ryland Group, Inc. Performance Award Program, effective July 1, 2002 (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)
10.15	The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)
10.16	The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)
10.17	Lease Agreement, dated as of December 29, 1999, by and between The Ryland Group, Inc. and Kilroy Realty Group (Incorporated by reference from Form 10-K for the year ended December 31, 1999)
10.18	First Amendment to Office Building Lease, dated August 26, 2005, by and between The Ryland Group, Inc. and Kilroy Realty, L.P. (Filed herewith)
10.19	Office Lease, dated March 18, 1999, as amended, by and between Ryland Mortgage Company and IDS Life Insurance Company (Filed herewith)
12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
13	Excerpt from Annual Report to Shareholders for the Year Ended December 31, 2005 (Filed herewith)
21	Subsidiaries of the Registrant (Filed herewith)
23	Consent of Independent Registered Public Accounting Firm (Filed herewith)
24	Power of Attorney (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

The Ryland Group, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Transfers	Balance at End of Period

Valuation allowance:
Homebuilding inventories[1]
2005	$1,405	$804	$(1,723)	$486
2004	1,526	33	(154)	1,405
2003	5,340	25	(3,839)	1,526
1
Balances as of December 31, 2005, 2004 and 2003, represent valuation allowances for assets to be disposed of.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.

By:
/s/ R. Chad Dreier R. Chad Dreier, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ R. Chad Dreier R. Chad Dreier Chief Executive Officer	February 21, 2006
Principal Financial Officer:
/s/ Gordon A. Milne Gordon A. Milne Chief Financial Officer	February 21, 2006
Principal Accounting Officer:
/s/ David L. Fristoe David L. Fristoe Chief Accounting Officer	February 21, 2006

All members of the Board of Directors: R. Chad Dreier, Daniel T. Bane, Leslie M. Frécon, Roland A. Hernandez, William L. Jews, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Charlotte St. Martin, Paul J. Varello and John O. Wilson

By:
/s/ Timothy J. Geckle Timothy J. Geckle As Attorney-in-Fact	February 23, 2006

INDEX OF EXHIBITS

10.18	First Amendment to Office Building Lease, dated August 26, 2005, by and between The Ryland Group, Inc. and Kilroy Realty, L.P.
10.19	Office Lease, dated March 18, 1999, as amended, by and between Ryland Mortgage Company and IDS Life Insurance Company
12.1	Computation of Ratio of Earnings to Fixed Charges
13	Excerpt from Annual Report to Shareholders for the Year Ended December 31, 2005
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
  PART I
  Item 1. Business
  PART II
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
  PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  PART IV
  Item 15. Exhibits and Financial Statement Schedules