Form 10-Q
period 2006-03-31
RYLAND GROUP INC
filed 2006-05-02
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

[   ]          Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from                to                 .

Commission File Number:  001-08029

THE RYLAND GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-0849948
(State of Incorporation)	(I.R.S. Employer Identification Number)

24025 Park Sorrento, Suite 400
Calabasas, California 91302
818-223-7500
(Address and telephone number of principal executive offices)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]  Yes    [   ]  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  [X]                           Accelerated Filer  [   ]                           Non-Accelerated Filer  [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ]  Yes    [ X ]  No

The number of shares of common stock of The Ryland Group, Inc. outstanding on April 28, 2006, was 45,601,060.

THE RYLAND GROUP, INC.

FORM 10-Q

INDEX

		PAGE NO.

PART I. Financial Information

Item 1.	Financial Statements

Consolidated Statements of Earnings for the Three
	Months Ended March 31, 2006 and 2005 (Unaudited)	3

Consolidated Balance Sheets at March 31, 2006 (Unaudited)
	and December 31, 2005	4

Consolidated Statements of Cash Flows for the Three
	Months Ended March 31, 2006 and 2005 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity for the
	Three Months Ended March 31, 2006 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)		7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II. Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 6.	Exhibits	34

SIGNATURES		35

INDEX OF EXHIBITS		36

PART I.  Financial Information

Item I.  Financial Statements

Consolidated Statements of Earnings (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	Three Months Ended March 31,
(in thousands, except share data)	2006	2005

REVENUES
Homebuilding	$1,055,879	$858,377
Financial services	18,959	15,597
TOTAL REVENUES	1,074,838	873,974

EXPENSES
Cost of sales	798,924	660,845
Selling, general and administrative	108,061	90,258
Financial services	7,255	6,967
Corporate expenses	16,476	14,511
Interest	75	225
TOTAL EXPENSES	930,791	772,806

Earnings before taxes	144,047	101,168

Tax expense	54,018	38,442

NET EARNINGS	$90,029	$62,726

NET EARNINGS PER COMMON SHARE
Basic	$1.95	$1.32
Diluted	1.86	1.25

AVERAGE COMMON SHARES
OUTSTANDING
Basic	46,134,264	47,488,914
Diluted	48,339,161	50,082,920

DIVIDENDS DECLARED
PER COMMON SHARE	$0.12	$0.06

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

The Ryland Group, Inc. and Subsidiaries

	March 31,	December 31,
(in thousands, except share data)	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$91,620	$461,383
Housing inventories
Homes under construction	1,343,521	1,253,460
Land under development and improved lots	1,254,338	1,087,016
Consolidated inventory not owned	235,286	239,191
Total inventories	2,833,145	2,579,667
Property, plant and equipment	71,617	65,980
Net deferred taxes	51,538	50,099
Purchase price in excess of net assets acquired	18,185	18,185
Other	235,844	211,559
TOTAL ASSETS	3,301,949	3,386,873

LIABILITIES
Accounts payable	241,694	249,539
Accrued and other liabilities	539,221	664,691
Debt	935,448	921,970
TOTAL LIABILITIES	1,716,363	1,836,200

MINORITY INTEREST	170,585	174,652

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized – 200,000,000 shares
Issued – 45,735,280 shares at March 31, 2006
(46,368,143 shares at December 31, 2005)	45,735	46,368
Retained earnings	1,360,829	1,326,689
Accumulated other comprehensive income	8,437	2,964
TOTAL STOCKHOLDERS’ EQUITY	1,415,001	1,376,021
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,301,949	$3,386,873
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	Three Months Ended March 31,
(in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$90,029	$62,726
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	11,089	9,068
Stock-based compensation expense	6,429	5,183
Changes in assets and liabilities:
Increase in inventories	(255,855)	(237,747)
Net change in other assets, payables and other liabilities	(150,532)	(94,943)
Tax benefit from exercise of stock options and vesting of restricted stock	—	6,131
Excess tax benefits from stock-based compensation	(6,597)	—
Other operating activities, net	(3,879)	(6,283)
Net cash used for operating activities	(309,316)	(255,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(14,836)	(13,734)
Principal reduction of mortgage-backed securities,
notes receivable and mortgage collateral	968	1,407
Net cash used for investing activities	(13,868)	(12,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	—	250,000
Increase in short-term borrowings	13,478	14,189
Common stock dividends	(5,618)	(2,862)
Common stock repurchases	(71,863)	(32,047)
Issuance of common stock under stock-based compensation	10,873	12,392
Excess tax benefits from stock-based compensation	6,597	—
Other financing activities, net	(46)	(650)
Net cash (used for) provided by financing activities	(46,579)	241,022
Net decrease in cash and cash equivalents	(369,763)	(27,170)
Cash and cash equivalents at beginning of period	461,383	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,620	$61,218

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Decrease) increase in consolidated inventory not owned related to land options	$(2,377)	$58,855
See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)

The Ryland Group, Inc. and Subsidiaries

				Accumulated
				Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Capital	Earnings	Income	Equity
BALANCE AT DECEMBER 31, 2005	$46,368	$-	$1,326,689	$2,964	$1,376,021
Comprehensive income:
Net earnings			90,029		90,029
Other comprehensive income, net of tax:
Change in net unrealized net gain on
mortgage-backed securities and cash flow
hedging instruments, net of taxes of $3,390				5,473	5,473
Total comprehensive income					95,502
Common stock dividends (per share $0.12)			(5,530)		(5,530)
Repurchase of common stock	(1,035)	(20,469)	(50,359)		(71,863)
Stock-based compensation and related
income tax benefit	402	20,469			20,871
BALANCE AT MARCH 31, 2006	$45,735	$-	$1,360,829	$8,437	$1,415,001
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly-owned subsidiaries (“the Company”). Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2006 presentation. See Note A, “Summary of Significant Accounting Policies” of the Company’s 2005 Annual Report for a description of its accounting policies.

The consolidated balance sheet at March 31, 2006, the consolidated statements of earnings for the three months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments, which include normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2006, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2005 Annual Report.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three months ended March 31, 2006, are not necessarily indicative of the operating results expected for the year ended December 31, 2006.

Note 2. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the increase or decrease in unrealized gains or losses associated with treasury interest rate locks (treasury locks), net of applicable taxes. (See Note 12, “Commitments and Contingencies.”) Comprehensive income totaled $95.5 million and $62.7 million for the three months ended March 31, 2006 and 2005, respectively.

Note 3. Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it builds homes in 28 markets. The Company’s homebuilding segment specializes in the sale and construction of single-family attached and detached housing. The Company’s financial services segment provides loan origination and offers title, escrow and insurance brokerage services. Corporate is a nonoperating business segment with the sole purpose of supporting operations. Certain corporate expenses are allocated to the homebuilding and financial services segments.

	Three Months Ended March 31,
(in thousands)	2006	2005
Revenues
Homebuilding	$1,055,879	$858,377
Financial services	18,959	15,597
Total	$1,074,838	$873,974
Earnings before taxes
Homebuilding	$148,894	$107,274
Financial services	11,629	8,405
Corporate	(16,476)	(14,511)
Total	$144,047	$101,168

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings. The accounting policies of the segments are the same as the Company’s. (See Note 1, “Consolidated Financial Statements.”)

Note 4. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share data)	2006	2005

Numerator
Numerator for basic and diluted earnings per share —
earnings available to common stockholders	$90,029	$62,726

Denominator
Denominator for basic earnings per share —
weighted-average shares	46,134,264	47,488,914
Effect of dilutive securities:
Stock options	1,796,275	2,298,335
Equity incentive plan	408,622	295,671
Dilutive potential of common shares	2,204,897	2,594,006
Denominator for diluted earnings per share —
adjusted weighted-average shares and
assumed conversions	48,339,161	50,082,920

Net earnings per common share
Basic	$1.95	$1.32
Diluted	1.86	1.25

Options to purchase 5,000 shares of common stock were outstanding at March 31, 2006, but were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2006, because their effect would have been antidilutive since the exercise price was greater than the average market price of the shares. At March 31, 2005, all options were included in the diluted earnings per share calculation.

Note 5. Inventories

Housing inventories consist principally of homes under construction, land under development and improved lots. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value.

The following table is a summary of capitalized interest:

(in thousands)	2006	2005

Capitalized interest at January 1	$75,890	$55,414
Interest capitalized	16,591	15,182
Interest amortized to cost of sales	(9,268)	(10,081)
Capitalized interest at March 31	$83,213	$60,515

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 6. Purchase Price in Excess of Net Assets Acquired

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” requires that goodwill and certain intangible assets no longer be amortized but be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity-method investments no longer be amortized.

The Company adopted the provisions of SFAS 142 on January 1, 2002, and performs impairment tests of its goodwill annually as of March 31. The Company tests goodwill for impairment by using the two-step process prescribed in SFAS 142. The first step identifies potential impairment, while the second step measures the amount of impairment. The Company had no impairment at March 31, 2006 or 2005.

As a result of the Company’s application of the nonamortization provisions of SFAS 142, no amortization was recorded during the three months ended March 31, 2006 or 2005.

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

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of FIN 46, the Company consolidated $235.3 million of inventory not owned at March 31, 2006, $175.2 million of which pertained to land and lot option contracts and $60.1 million of which pertained to three of the Company’s homebuilding joint ventures. (See Note 8, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. This represents the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $14.4 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned. Minority interest totaling $160.8 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. At March 31, 2006, the Company had cash deposits and letters of credit totaling $25.3 million relating to lot option contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company. At March 31, 2006, the Company had cash deposits and/or letters of credit totaling $94.1 million that were associated with lot option purchase contracts which had an aggregate purchase price of $1.3 billion and that were related to VIEs in which it did not have a primary variable interest.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 8. Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Currently, the Company participates in homebuilding joint ventures in the Atlanta, Austin, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets. The Company participates in a number of joint ventures in which it has less than a controlling interest. At March 31, 2006, and December 31, 2005, the Company’s investment in its unconsolidated joint ventures totaled $14.0 million and $10.2 million, respectively, and were classified under “Other” assets. The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, it reduces its cost basis in these lots by its share of the earnings from the lots. The Company’s equity in losses of its unconsolidated joint ventures totaled $383,000 for the three-month period ended March 31, 2006, compared to equity in earnings of $99,000 for the three-month period ended March 31, 2005.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $598.8 million and $581.4 million at March 31, 2006, and December 31, 2005, respectively. The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $400.0 million and $394.0 million at March 31, 2006, and December 31, 2005, respectively.

At March 31, 2006, the increase in aggregate joint venture assets and debt from December 31, 2005, is primarily attributable to one joint venture which had aggregate assets of $557.5 million and aggregate debt of $378.9 million. In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis. The Company has a 3.3 percent pro rata interest on the debt, or $12.6 million, and a completion guarantee related to project development. The guarantees apply if a joint venture partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance.

At March 31, 2006, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities. In association with these consolidated joint ventures, the Company recorded pretax earnings of $42,000 and pretax losses of $5,000 for the three-month periods ended March 31, 2006 and 2005, respectively. Total assets of $62.7 million and $63.7 million, including consolidated inventory not owned, (See Note 7, “Variable Interest Entities.”); total liabilities of $45.9 million and $43.3 million; and minority interest of $9.8 million and $11.5 million were consolidated as of March 31, 2006, and December 31, 2005, respectively. In February 2006, the Company guaranteed 50.0 percent of a $55.0 million revolving credit facility for one of its consolidated joint ventures. At March 31, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $43.4 million, of which the Company guaranteed $21.7 million.

Note 9. Debt

At March 31, 2006, the Company had outstanding (a) $100.0 million of 8.0 percent senior notes due August 2006, with interest payable semiannually, which may not be redeemed prior to maturity; (b) $150.0 million of 5.4 percent senior notes due June 2008, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; (c) $250.0 million of 5.4 percent senior notes due May 2012, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; and (d) $250.0 million of 5.4 percent senior notes due January 2015, with interest payable semiannually, which may be redeemed at a stated redemption price, in whole or in part, at any time.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Additionally, at March 31, 2006, the Company had $143.5 million of 9.1 percent senior subordinated notes due June 2011, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time on or after June 15, 2006. Senior subordinated notes are subordinated to all existing and future senior debt of the Company.

In January 2006, the Company entered into a $750.0 million unsecured revolving credit facility. The new credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The $750.0 million revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants; replaces the Company’s prior $500.0 million revolving credit facility; and is used for general corporate purposes. There were no outstanding borrowings under this agreement or the Company’s prior $500.0 million revolving credit facility at March 31, 2006 or December 31, 2005, respectively.

At March 31, 2006, the Company’s obligations to pay principal, premium, if any, and interest under its $750.0 million unsecured revolving credit facility; 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note 14, “Supplemental Guarantor Information.”)

The senior and senior subordinated note and indenture agreements, as well as the unsecured revolving credit facility, contain numerous restrictive covenants. At March 31, 2006, the Company was in compliance with these covenants.

To finance land purchases, the Company may also use seller-financed non-recourse secured notes payable. At March 31, 2006, and December 31, 2005, outstanding seller-financed non-recourse notes payable were $41.9 million and $28.5 million, respectively.

Note 10. Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At March 31, 2006, and December 31, 2005, the cash surrender value of these contracts was $23.5 million and $19.2 million, respectively. The net periodic benefit cost for these plans for the three months ended March 31, 2006, was $280,000 and included service costs of $886,000, interest costs of $214,000 and investment earnings of $820,000. For the three months ended March 31, 2005, the net periodic benefit cost was $1.3 million and included service costs of $798,000, interest costs of $176,000 and investment losses of $301,000. The $13.7 million and $12.6 million projected benefit obligations at March 31, 2006, and December 31, 2005, respectively, were equal to the net liability recognized in the balance sheet at those dates. For the three-month periods ended March 31, 2006 and 2005, the weighted-average discount rates used for the plans were 7.6 percent and 7.7 percent, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 11. Stock-Based Compensation

The Ryland Group, Inc. 2005 Equity Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, stock units or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years. Outstanding stock options granted under previous plans generally have a maximum term of ten years and vest over three years. At March 31, 2006 and December 31, 2005, stock options or other awards or units available for grant totaled 661,489 and 659,263, respectively.

The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan (the “Director Plan”) provides for automatic grants of nonstatutory stock options to directors for the purchase of shares at prices not less than the fair market value of the shares at the date of grant. Stock options fully vest, become exercisable six months after the date of grant and have a maximum term of ten years. Upon termination of service on the Board of Directors, all stock options become fully vested, immediately exercisable and expire three years after the date of termination, regardless of their stated expiration dates. At March 31, 2006 and December 31, 2005, there were 953,200 stock options available for grant.

All outstanding stock options and restricted stock awards have been granted in accordance with the terms of the Plan, the Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the Plan and the Director Plan by adhering to the provisions and related interpretation of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended. Therefore, except for costs related to restricted stock units, no stock-based employee compensation cost was recognized in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” by using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The fair value of each of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, which requires input assumptions for the Company’s expected dividend yield, expected volatility, risk-free interest rate and the expected option life. Expected volatility is based upon the historical volatility of the Company’s common stock. The expected dividend yield is based on an annual dividend rate of $0.48 per common share. The risk-free interest rate for periods within the contractual life of the stock option award is based upon the zero-coupon U.S. Treasury bond on the date the stock option is granted with a maturity equal to the expected option life for the stock option granted. The expected option life is derived from historical experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (“excess tax benefits”) to be classified as financing cash flows. Had the Company not adopted SFAS 123(R), the $6.6 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow.

Net earnings for the three months ended March 31, 2006, includes $6.4 million, or $0.08 per diluted share of stock-based compensation expense, before income tax benefits of $2.4 million. Stock-based compensation expenses are reported within “Corporate” expenses and are not allocated to the Company’s reportable segments.

The following table illustrates the effect on net earnings and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s equity-based compensation plans in the first quarter of 2005. For purposes of this pro forma disclosure, the grant-date fair value of the Company’s stock options was estimated by using a Black-Scholes-Merton option-pricing formula and amortized to expense over the stock options’ vesting periods.

Three Months Ended March 31,
(in thousands, except per share data)	2005

Net earnings, as reported	$62,726
Add: Stock-based employee compensation expense included in
reported net earnings, net of related tax effects[1]	3,213
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards, net of related tax effects	(5,410)

Pro forma net earnings	$60,529

Earnings per share:
Basic – as reported	$1.32
Basic – pro forma	1.27
Diluted – as reported	1.25
Diluted – pro forma	1.21

1. Amount represents the Company’s net stock-based compensation expense associated with restricted stock units.

No stock options were granted during the three months ended March 31, 2006 or 2005. Accordingly, there is no information on the grant-date fair value for these periods.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s plans as of March 31, 2006, and changes for the three-month period then ended follows:

		Weighted-	Weighted-average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Shares	Price	(in years)	(in thousands)

Options outstanding at January 1, 2006	4,654,570	$25.91	5.71
Granted	-	-
Exercised	(308,137)	14.02
Forfeited	(2,226)	36.52

Options outstanding at March 31, 2006	4,344,207	$26.74	5.54	$185,306
Available for future grant	1,614,689
Total shares reserved	5,958,896

Options exercisable at March 31, 2006	3,532,403	$19.71	5.28	$175,542

The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and 2005 was $17.3 million and $16.0 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

A summary of the Company’s non-vested options as of and for the three-month period ended March 31, 2006 follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested options outstanding at January 1, 2006	1,294,035	$13.40
Granted	-	-
Vested	(480,005)	8.36
Forfeited	(2,226)	9.85

Nonvested options outstanding at March 31, 2006	811,804	$16.39

As of March 31, 2006, there was $8.5 million of unrecognized compensation cost related to nonvested stock option awards granted under the Company’s plans. That cost is expected to be recognized over the next 2.3 years.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards was $3.0 million and $5.2 million for the three months ended March 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The following is a summary of activity relating to restricted stock awards:

	2006	2005

Restricted shares at January 1,	441,000	356,800
Shares awarded	-	-
Shares vested	(94,000)	(168,800)

Restricted shares at March 31,	347,000	188,000

At March 31, 2006, the outstanding restricted shares will vest as follows:  2006 — 44,336; 2007 — 138,328; 2008 — 84,336; 2009 — 40,000; and 2010 — 40,000.

Note 12. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At March 31, 2006, it had related cash deposits and letters of credit outstanding of $181.2 million for land options pertaining to land purchase contracts with an aggregate purchase price of $2.1 billion. At March 31, 2006, the Company had commitments with respect to option contracts having specific performance provisions of approximately $53.9 million, compared to $60.5 million at December 31, 2005.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At March 31, 2006, total development bonds were $455.1 million, while total related deposits and letters of credit were $77.5 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At March 31, 2006, one of the joint ventures in which the Company participates had debt of $378.9 million. In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis. The Company has a 3.3 percent pro rata interest on the debt, or $12.6 million at March 31, 2006, and a completion guarantee related to project development. The guarantees apply if a joint venture partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance. In another of its joint ventures, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility. At March 31, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $43.4 million, of which the Company guaranteed $21.7 million.

Interest rate lock commitments (IRLCs) represent loan commitments with customers at market rates generally up to 180 days before settlement. At March 31, 2006, the Company had outstanding IRLCs totaling $268.0 million. Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

In September 2005, the Company entered into a $150.0 million treasury lock at 4.1 percent that terminates on June 1, 2006, and a $100.0 million treasury lock at 4.2 percent that terminates on September 1, 2006, to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006. These hedges were evaluated and deemed to be highly effective at the inception of the contracts. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” the Company accounted for the treasury locks as cash flow hedges and recorded an unrealized cumulative gain of $8.4 million, net of applicable taxes, resulting from changes in fair value in the consolidated balance sheets under “Accumulated other comprehensive income” in “Stockholders’ equity.”

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The Company provides product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. The Company estimates and records warranty liabilities based upon historical experience and known risks at the time a home closes, and in the case of unexpected claims, upon identification and quantification of the obligations. Actual future warranty costs could differ from current estimates.

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2006	2005

Balance at January 1	$41,647	$33,090
Warranties issued	5,611	4,523
Settlements made	(7,105)	(5,199)
Changes in liability for accruals related to pre-existing warranties	3,592	2,595
Balance at March 31	$43,745	$35,009

The Company requires substantially all of its subcontractors to have general liability insurance (including construction defect coverage) and workmans compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, with fewer insurers participating, general liability insurance for the homebuilding industry has become more difficult to obtain over the past several years. As a result, Ryland Homes Insurance Company, a wholly-owned subsidiary of the Company, provides insurance services to the homebuilding segment’s subcontractors in certain markets.

Please refer to “Part II. Other Information, Item 1. Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

Note 13. New Accounting Pronouncements

SFAS 123(R) and SAB 107

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supercedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows.”  While generally similar in approach to its predecessor statement, SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. SFAS 123(R) permits public companies to adopt its requirements by using either the “modified-prospective” method, in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, or by using the “modified-retrospective” method, which includes the requirements of the modified-prospective method described above and also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after December 15, 2005. The Company implemented the provisions of SFAS 123(R) during the first quarter of 2006. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have been what is reported in the disclosure of pro forma net income and earnings per share in Note 11, “Stock-Based Compensation.”

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow.  This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. (See Note 11, “Stock-Based Compensation.”)

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

SFAS 154

In March 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which is a replacement of APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 amends requirements for reporting a change in accounting principles. The statement requires a retrospective application of changes in accounting principles to prior period financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective in fiscal years beginning after December 15, 2005 for accounting changes and corrections of errors made. The implementation of SFAS 154 will not have a material effect on the Company’s financial condition or results of operations.

FSP 109-1

In December 2004, the FASB issued Staff Position 109-1 (FSP 109-1), “Application of FASB Statement No. 109 (SFAS 109), ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to nine percent of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction was effective beginning in the Company’s fiscal year 2005. The Company currently estimates the reduction in its federal income tax rate to be in the range of one half of one percent to one percent.

Note 14. Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $750.0 million unsecured revolving credit facility; 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the accompanying condensed consolidating financial statements have been included. Management does not believe that separate financial statements for the Guarantor Subsidiaries are material to investors and are, therefore, not presented.

The following information presents the consolidating statements of earnings, financial position and cash flows for (a) the parent company and issuer, The Ryland Group, Inc. (“TRG, Inc.”); (b) the Guarantor Subsidiaries; (c) the non-guarantor subsidiaries; and (d) the consolidation eliminations used to arrive at the consolidated information for The Ryland Group, Inc. and subsidiaries.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

			THREE MONTHS ENDED MARCH 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES
Homebuilding	$609,351	$470,278	$4,124	$(27,874)	$1,055,879
Financial services	-	-	18,959	-	18,959
TOTAL REVENUES	609,351	470,278	23,083	(27,874)	1,074,838

EXPENSES
Cost of sales	463,576	359,098	4,124	(27,874)	798,924
Selling, general and administrative	59,331	48,716	14	-	108,061
Financial services	-	-	7,255	-	7,255
Corporate	3,603	12,873	-	-	16,476
Interest	(1,216)	1,216	75	-	75
TOTAL EXPENSES	525,294	421,903	11,468	(27,874)	930,791

Earnings before taxes	84,057	48,375	11,615	-	144,047
Tax expense	31,522	18,140	4,356	-	54,018
Equity in net earnings of subsidiaries	37,494	-	-	(37,494)	-

NET EARNINGS	$90,029	$30,235	$7,259	$(37,494)	$90,029

CONSOLIDATING STATEMENT OF EARNINGS

			THREE MONTHS ENDED MARCH 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES
Homebuilding	$476,290	$407,185	$-	$(25,098)	$858,377
Financial services	-	-	15,597	-	15,597
TOTAL REVENUES	476,290	407,185	15,597	(25,098)	873,974

EXPENSES
Cost of sales	373,164	312,779	-	(25,098)	660,845
Selling, general and administrative	46,946	43,292	20	-	90,258
Financial services	-	-	6,967	-	6,967
Corporate	4,674	9,837	-	-	14,511
Interest	(268)	268	225	-	225
TOTAL EXPENSES	424,516	366,176	7,212	(25,098)	772,806

Earnings before taxes	51,774	41,009	8,385	-	101,168
Tax expense	19,673	15,583	3,186	-	38,442
Equity in net earnings of subsidiaries	30,625	-	-	(30,625)	-

NET EARNINGS	$62,726	$25,426	$5,199	$(30,625)	$62,726

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET (Unaudited)

					MARCH 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$40,752	$20,157	$30,711	$-	$91,620
Consolidated inventories owned	1,572,692	1,025,167	-	-	2,597,859
Consolidated inventories not owned	6,681	7,764	220,841	-	235,286
Total inventories	1,579,373	1,032,931	220,841	-	2,833,145
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries/
intercompany balances	960,843	(344,688)	14,399	(630,554)	-
Other assets	269,966	62,026	27,007	-	358,999
TOTAL ASSETS	2,866,317	773,228	292,958	(630,554)	3,301,949

LIABILITIES
Accounts payable and other accrued liabilities	536,175	144,105	100,635	-	780,915
Debt	915,141	20,307	-	-	935,448
TOTAL LIABILITIES	1,451,316	164,412	100,635	-	1,716,363

MINORITY INTEREST	-	-	170,585	-	170,585

STOCKHOLDERS’ EQUITY	1,415,001	608,816	21,738	(630,554)	1,415,001
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$2,866,317	$773,228	$292,958	$(630,554)	$3,301,949

CONSOLIDATING BALANCE SHEET

				DECEMBER 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$81,895	$359,709	$19,779	$-	$461,383
Consolidated inventories owned	1,382,900	957,576	-	-	2,340,476
Consolidated inventories not owned	6,681	6,576	225,934	-	239,191
Total inventories	1,389,581	964,152	225,934	-	2,579,667
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries/
intercompany balances	1,188,956	(608,086)	18,557	(599,427)	-
Other assets	238,325	52,432	36,881	-	327,638
TOTAL ASSETS	2,914,140	771,009	301,151	(599,427)	3,386,873

LIABILITIES
Accounts payable and other accrued liabilities	630,383	178,194	105,653	-	914,230
Debt	907,736	14,234	-	-	921,970
TOTAL LIABILITIES	1,538,119	192,428	105,653	-	1,836,200

MINORITY INTEREST	-	-	174,652	-	174,652

STOCKHOLDERS’ EQUITY	1,376,021	578,581	20,846	(599,427)	1,376,021
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$2,914,140	$771,009	$301,151	$(599,427)	$3,386,873

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

			THREE MONTHS ENDED MARCH 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$90,029	$30,235	$7,259	$(37,494)	$90,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,484	4,307	298	-	11,089
Stock-based compensation expense	6,429	-	-	-	6,429
Changes in assets and liabilities:
Increase in inventories	(189,792)	(68,779)	2,716	-	(255,855)
Net change in other assets, payables and other liabilities	117,113	(304,948)	(191)	37,494	(150,532)
Excess tax benefits from stock-based compensation	(6,597)	-	-	-	(6,597)
Other operating activities, net	(3,879)	-	-	-	(3,879)
Net cash provided by (used for) operating activities	19,787	(339,185)	10,082	-	(309,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(8,324)	(6,440)	(72)	-	(14,836)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	968	-	968
Net cash (used for) provided by investing activities	(8,324)	(6,440)	896	-	(13,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term borrowings	7,405	6,073	-	-	13,478
Common stock dividends	(5,618)	-	-	-	(5,618)
Common stock repurchases	(71,863)	-	-	-	(71,863)
Issuance of common stock under stock-based compensation	10,873	-	-	-	10,873
Excess tax benefits from stock-based compensation	6,597	-	-	-	6,597
Other financing activities, net	-	-	(46)	-	(46)
Net cash (used for) provided by financing activities	(52,606)	6,073	(46)	-	(46,579)
Net (decrease) increase in cash and cash equivalents	(41,143)	(339,552)	10,932	-	(369,763)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	-	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,752	$20,157	$30,711	$-	$91,620

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

			THREE MONTHS ENDED MARCH 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$62,726	$25,426	$5,199	$(30,625)	$62,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,897	3,889	282	-	9,068
Stock-based compensation expense	5,183	-	-	-	5,183
Changes in assets and liabilities:
Increase in inventories	(125,235)	(110,458)	(2,054)	-	(237,747)
Net change in other assets, payables and other liabilities	(173,695)	61,900	(13,773)	30,625	(94,943)
Tax benefit from exercise of stock options and vesting of restricted stock	6,131	-	-	-	6,131
Other operating activities, net	(6,283)	-	-	-	(6,283)
Net cash used for operating activities	(226,276)	(19,243)	(10,346)	-	(255,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(7,000)	(6,560)	(174)	-	(13,734)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	1,407	-	1,407
Net cash (used for) provided by investing activities	(7,000)	(6,560)	1,233	-	(12,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	-	-	-	250,000
Increase (decrease) in short-term borrowings	9,030	5,905	(746)	-	14,189
Common stock dividends	(2,862)	-	-	-	(2,862)
Common stock repurchases	(32,047)	-	-	-	(32,047)
Issuance of common stock under stock-based compensation	12,392	-	-	-	12,392
Other financing activities, net	-	-	(650)	-	(650)
Net cash provided by (used for) financing activities	236,513	5,905	(1,396)	-	241,022
Net increase (decrease) in cash and cash equivalents	3,237	(19,898)	(10,509)	-	(27,170)
Cash and cash equivalents at beginning of year	36,090	31,390	20,908	-	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,327	$11,492	$10,399	$-	$61,218

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

•                  the risk factors set forth in the Company’s most recent Annual Report on Form 10-K; and

•                  other factors over which the Company has little or no control.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

The Company consists of two operating business segments: homebuilding and financial services.  The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues in fiscal year 2005 and for the quarter ended March 31, 2006.  The homebuilding segment generates nearly all of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

The Company reported consolidated net earnings of $90.0 million, or $1.86 per diluted share, for the first quarter of 2006, compared to consolidated net earnings of $62.7 million, or $1.25 per diluted share, for the first quarter of 2005.  This rise in net earnings was a result of higher revenues, increased profitability and a 3.5 percent decrease in the average number of diluted shares outstanding.  Pretax earnings from the homebuilding and financial services segments totaled $148.9 million and $11.6 million at March 31, 2006, compared to $107.3 million and $8.4 million at March 31, 2005, respectively.

The Company’s revenues reached $1,074.8 million for the first quarter of 2006, up 23.0 percent from $874.0 million for the first quarter of 2005.  This increase was primarily attributable to higher average closing prices and increased profitability.  Homebuilding and financial services revenues totaled $1,055.9 million and $19.0 million for the first quarter of 2006, compared to $858.4 million and $15.6 million for the same period of 2005.

New order dollars decreased 16.6 percent for the first quarter of 2006, compared with the first quarter of 2005, reflecting moderation in some housing markets and a shortage of product in others due to processing delays within municipalities.

Cash generated from operations has been reinvested to fund the Company’s future operations. Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, grew 11.0 percent to $2.6 billion at March 31, 2006, compared to $2.3 billion at December 31, 2005. Land under development rose by 15.4 percent to $1.3 billion during the first quarter of 2006, compared to $1.1 billion at December 31, 2005.

The Company continued to repurchase stock, acquiring 1,035,000 shares during the first quarter of 2006. Outstanding shares at March 31, 2006, were 45,735,280, versus 47,349,051 for March 31, 2005, a decrease of 3.4 percent. The Company’s debt-to-capital ratio decreased to 39.8 percent at March 31, 2006, from 40.1 percent at December 31, 2005.

Stockholders’ equity increased 2.8 percent, or $39.0 million, for the first quarter of 2006, compared to an increase of 4.4 percent for the same period in 2005.  As a result of balancing cash outlays among achieving growth objectives, common stock repurchases and dividend increases, stockholders’ equity per share rose 32.8 percent to $30.94 at March 31, 2006 from $23.30 at March 31, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOMEBUILDING

Ryland homes are built on-site and marketed in three major geographic regions.  At March 31, 2006, the Company operated in the following metropolitan areas:

Region	Major Markets Served
North Central
North	Baltimore, Chicago, Cincinnati, Delaware, Indianapolis, Minneapolis and
Washington, D.C.
Texas	Austin, Dallas, Houston and San Antonio
Southeast	Atlanta, Charleston, Charlotte, Fort Myers, Greensboro, Greenville, Jacksonville,
Myrtle Beach, Orlando and Tampa
West	California’s Central Valley, California’s Inland Empire, Denver, Las Vegas, Phoenix, Sacramento and the San Diego area

New order dollars decreased 16.6 percent during the first quarter of 2006, compared to the same period in the prior year.  New order dollars for the three months ended March 31, 2006, increased 10.7 percent in Texas, leveled in the Southeast, and decreased 16.8 percent in the North and 41.8 percent in the West, compared to the first quarter of 2005.  New order units for the first quarter of 2006 decreased 21.2 percent to 4,021 units from 5,102 units for the same period in 2005.  The decrease was primarily due to moderating demand in the California, Florida, Phoenix, Twin Cities and Washington, D.C. markets, as well as to product shortages in Las Vegas, due to processing delays.

HOMEBUILDING OPERATIONAL DATA (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	North	Texas	Southeast	West	Total
For the three months ended March 31,

New Orders
Units
2006	1,036	1,024	1,258	703	4,021
2005	1,320	1,004	1,516	1,262	5,102
Dollars (in millions)
2006	$333	$197	$389	$263	$1,182
2005	400	178	388	452	1,418

Closings
Units
2006	790	740	1,198	826	3,554
2005	770	575	934	859	3,138
Average Price (in thousands)
2006	$311	$185	$278	$401	$295
2005	292	169	239	354	271

Outstanding Contracts at March 31,
Units
2006	2,020	1,613	3,661	1,637	8,931
2005	2,358	1,421	3,440	2,365	9,584
Dollars (in millions)
2006	$658	$319	$1,162	$617	$2,756
2005	743	254	889	797	2,683
Average Price (in thousands)
2006	$326	$198	$317	$377	$309
2005	315	179	259	337	280

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  At March 31, 2006, the Company had outstanding contracts for 8,931 units, representing a 6.8 percent decrease over the number of outstanding contracts at March 31, 2005.  The $2.8 billion value of outstanding contracts rose 2.7 percent at March 31, 2006, compared to March 31, 2005, due, in part, to a 10.4 percent increase in average sales price.  Average sales price increases resulted, primarily, from accelerated demand in the Florida, Las Vegas and Phoenix markets during the second and third quarters of 2005.

Results of operations for the homebuilding segment are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005

Revenues	$1,055,879	$858,377
Cost of sales	798,924	660,845
Gross profit	256,955	197,532

Selling, general and administrative expenses	108,061	90,258
Homebuilding pretax earnings	$148,894	$107,274

Three months ended March 31, 2006, compared to three months ended March 31, 2005

The homebuilding segment reported pretax earnings of $148.9 million for the first quarter of 2006, compared to $107.3 million for the same period in the prior year.  Homebuilding results for the first quarter of 2006 rose from 2005 primarily due to higher revenues and increased profitability.

Homebuilding revenues increased $197.5 million for the first quarter of 2006, compared to 2005, primarily due to an 8.9 percent rise in the average closing price of a home, as well as to an increase in volume.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the first quarter of 2006.  Homebuilding revenues for the first quarter of 2006 included $4.7 million from land sales, compared to $8.5 million for the first quarter of 2005, which contributed net gains of $1.4 million and $0.6 million to pretax earnings in 2006 and 2005, respectively.

Gross profit margins from home sales averaged 24.4 percent for the first quarter of 2006, compared to 23.2 percent for the first quarter of 2005.  This improvement was primarily due to increases in average closing prices in selective markets.

Selling, general and administrative expenses, as a percentage of revenue, were 10.2 percent for the three months ended March 31, 2006, compared to 10.5 percent for the same period in the prior year.  This decrease, as a percentage of revenue, was due to additional closings in growth markets without corresponding increases in overhead and lower executive compensation, partially offset by increases in marketing costs.

In the first quarter of 2006, the homebuilding segment capitalized all interest incurred, resulting in no interest expense being recorded during the period.  The rise in capitalized interest during the first quarter of 2006 was due to development activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SERVICES

Ryland Mortgage Company (RMC) provides mortgage-related products and services primarily for the Company’s homebuyers.  By aligning its operations with the Company’s homebuilding segment, RMC leverages this relationship to capture homebuyers’ loans.  RMC focuses primarily on originating mortgage loans and on improving the profitability of these activities through increased operational efficiencies.

STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2006	2005

REVENUES
Net gains on sales of mortgages and mortgage servicing rights	$8,913	$8,213
Title/escrow/insurance	6,749	5,119
Net origination fees	3,049	1,649
Interest
Mortgage-backed securities and notes receivable	97	398
Other	151	206
Total interest	248	604
Other	-	12
TOTAL REVENUES	18,959	15,597

EXPENSES
General and administrative	7,255	6,967
Interest	75	225
TOTAL EXPENSES	7,330	7,192

PRETAX EARNINGS	$11,629	$8,405

Originations (units)	2,635	2,363
Ryland Homes origination capture rate	80.3%	80.3%
Mortgage-backed securities and notes receivable average balance	$2,672	$9,842

Management’s Discussion and Analysis of Financial Condition and Results of Operations

BALANCE SHEETS

	March 31,	December 31,
(in thousands)	2006	2005
	(unaudited)
ASSETS
Cash	$6,361	$845
Other assets	31,372	42,080
TOTAL ASSETS	37,733	42,925

LIABILITIES
Accounts payable	604	863
Accrued and other liabilities	18,776	23,706
TOTAL LIABILITIES	19,380	24,569

STOCKHOLDER’S EQUITY	18,353	18,356
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$37,733	$42,925

Three months ended March 31, 2006, compared to three months ended March 31, 2005

For the three months ended March 31, 2006, the financial services segment reported pretax earnings of $11.6 million, compared to $8.4 million for the same period in 2005.  The increase was primarily attributable to an 11.5 percent increase in loans originated and a 10.9 percent rise in average loan size, as well as to increased profitability from title and insurance operations.

Revenues for the financial services segment increased 21.6 percent to $19.0 million for the first quarter of 2006, compared to the same period in the prior year.  The increase was primarily attributable to a rise in mortgage origination dollars, which resulted from an 11.5 percent increase in units originated and a 10.9 percent rise in average loan size.  The capture rate of mortgages originated for customers of the Company’s homebuilding segment was 80.3 percent in the first quarters of 2006 and 2005.

For the three months ended March 31, 2006, general and administrative expenses were $7.3 million, versus $7.0 million for the same period in 2005.   This increase was primarily attributable to additional expenses incurred in supporting expansion of the Company’s homebuilding markets.

Interest expense decreased 66.7 percent for the three months ended March 31, 2006, compared to the same period in 2005.  The decrease in interest expense corresponded to a similar decrease in interest income and was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale or redemption of substantially all of the investment portfolio and continued runoff of the underlying collateral.

CORPORATE

Three months ended March 31, 2006, compared to three months ended March 31, 2005

Corporate expenses were $16.5 million and $14.5 million for the three months ended March 31, 2006 and 2005, respectively.  The rise in corporate expenses was primarily attributable to increased incentive compensation, which was due to improvement in the Company’s financial results, and to the expensing of stock options which resulted from a change in accounting guidance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAXES

The Company’s provision for income tax represented effective income tax rates of 37.5 percent for 2006 and 38.0 percent for 2005.  The decrease in the effective income tax rate in 2006 was due primarily to the estimated benefits of the new “qualified production activities income” tax deduction created by the American Jobs Creation Act of 2004.

Financial Condition and Liquidity

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

Net earnings provided cash flows of $90.0 million for the three-month period ended March 31, 2006, and $62.7 million for the same period in 2005, primarily as a result of volume growth and increased operating margins.  Net changes in other assets, payables and other liabilities provided $150.5 million and $94.9 million during the three months ended March 31, 2006 and 2005, respectively. The cash provided was invested principally in inventory of $255.9 million and $237.7 million, as well as in stock repurchases of $71.9 million and $32.0 million, during the three months ended March 31, 2006 and 2005, respectively. Dividends totaled $0.12 and $0.06 per share for the three months ending March 31, 2006 and 2005, respectively. Effective in the fourth quarter of 2005, the Company’s quarterly common stock dividend was increased to $0.12 per share from the previous quarterly common stock dividend of $0.06 per share.

Consolidated inventories owned by the Company increased to $2.6 billion at March 31, 2006, from $2.3 billion at December 31, 2005.  The Company attempts to maintain approximately a four- to five-year supply of land, with half or more controlled through options. At March 31, 2006, the Company controlled 79,142 lots, with 33,451 lots owned and 45,691 lots, or 57.7 percent, under option.  The Company has historically funded the acquisition of land and the exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility.  The Company expects these sources to continue to be adequate to fund future obligations with regard to the acquisition of land and the exercise of land options; therefore, it does not anticipate that the exercise of land options will have a material adverse effect on its liquidity.  In an effort to increase liquidity, models have been sold and leased back on a selective basis.  The Company owned 74.4 percent and 80.5 percent of its model homes at March 31, 2006 and 2005, respectively.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable.  Senior and senior subordinated notes outstanding totaled $893.5 million at both March 31, 2006 and December 31, 2005.

In January 2006, the Company entered into a $750.0 million unsecured revolving credit facility. The new credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature that would allow the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The $750.0 million revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined by reference to LIBOR, with margins determined based on changes in its leverage ratio and credit ratings, or to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants. The credit agreement replaces the Company’s prior $500.0 million revolving credit facility and will be used for general corporate purposes.  (See Note 9, “Debt.”)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company uses its $750.0 million unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary.  There were no borrowings under the current facility at March 31, 2006, or under the previous $500.0 million unsecured revolving credit facility at December 31, 2005.  Under these facilities, the Company had letters of credit outstanding which totaled $170.7 million at March 31, 2006, and $185.6 million at December 31, 2005.  Unused borrowing capacity under these facilities totaled $579.3 million and $314.4 million, respectively.

The $100.0 million of 8.0 percent senior notes due August 2006 and $143.5 million of 9.1 percent senior subordinated notes due June 2011 contain various restrictive covenants which include, among other things, limitations on additional indebtedness; change of control; transactions with affiliates; liens and guarantees; dividends and distributions; sale of assets; modification of debt instruments; transactions with affiliates; and inventory.  At March 31, 2006, the Company was in compliance with these covenants.

The $150.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants which include, among other things, restrictions on additional secured debt and the sale of assets.  At March 31, 2006, the Company was in compliance with these covenants.

In September 2005, the Company entered into treasury locks that terminate in 2006 to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006. (See Note 12, “Commitments and Contingencies.”)

To finance land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At March 31, 2006, such notes payable outstanding amounted to $41.9 million, compared to $28.5 million at December 31, 2005.

The financial services segment uses cash generated internally and from outside borrowing arrangements to finance its operations. During the fourth quarter of 2005, the financial services segment terminated its revolving credit facility, which was previously used to finance investment portfolio securities. Accordingly, the financial services segment had no borrowings outstanding at March 31, 2006 or December 31, 2005.

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005. At March 31, 2006, $850.0 million remained available under this registration statement due to the issuance of $250.0 million of senior notes in May 2005, of which $100.0 million was applied to the previous shelf registration statement. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the three months ended March 31, 2006, the Company repurchased 1,035,000 shares of its outstanding common stock at a cost of approximately $71.9 million.  Additionally, at March 31, 2006, the Company had existing authorization from its Board of Directors to purchase approximately 3.0 million shares at a cost of $204.8 million, based on the Company’s stock price at March 31, 2006.  Outstanding shares at March 31, 2006, were 45,735,280, versus 47,349,051 for March 31, 2005, a decrease of 3.4 percent.

The Company believes that its current cash position, cash generation capabilities, amounts available under its revolving credit facility and its ability to access the capital markets in a timely manner with its existing shelf registration statement are adequate to meet its cash needs for the foreseeable future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development.  At March 31, 2006, the Company had $181.2 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $2.1 billion.  Only $53.9 million of the $2.1 billion in land and lot option purchase contracts contain specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, the Company consolidated $235.3 million of inventory not owned at March 31, 2006, $175.2 million of which pertained to land and lot option contracts and $60.1 million of which pertained to three of the Company’s homebuilding joint ventures.  (See Note 7, “Variable Interest Entities,” and Note 8, “Investments in Joint Ventures.”)

At March 31, 2006, the Company had outstanding letters of credit of $170.7 million and development or performance bonds of $455.1 million, issued by third parties, to secure performance under various contracts and land or municipal improvement obligations.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its $750.0 million revolving credit facility, its senior notes, and its investments in joint ventures. (See Note 8, “Investments in Joint Ventures” and Note 14, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2006, as compared to those policies disclosed in the Company’s Annual Report on Form
10-K for the fiscal year ended December 31, 2005, other than those related to its accounting for stock-based compensation.

On January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements.  The Company calculates the fair value of stock options by using the Black-Scholes-Merton option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior.  Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit.  If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s consolidated results of operations could be materially impacted.  The Company believes the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook

At March 31, 2006, the Company’s backlog of orders for new homes totaled 8,931 units.  The dollar value of the Company’s backlog was $2.8 billion.  This backlog combined with closings during the first quarter of 2006, represents approximately 70 percent of its targeted closings for 2006.  In the first four months of the year, the Company experienced a decline in sales orders for new homes, as compared to the same period last year.  The Company believes its sales orders thus far reflect broader market trends toward a softening in demand for residential housing.  It is too early to forecast whether year-to-date sales are indicative of a longer-term trend.  Historically, the Company’s new order activity is higher in the spring and summer months, and those numbers will be more indicative of its annual performance.  The Company anticipates its diluted earnings per share will be $9.50 for the fiscal year ending December 31, 2006, which, while lower than previous guidance, would reflect an increase of approximately 5 percent over 2005 and represents the highest diluted earnings per share in the Company’s history.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2005.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.  Controls and Procedures

At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

The Company has a committee consisting of key officers, including the chief accounting officer and general counsel, to ensure that all information required to be disclosed in the Company’s reports is accumulated and communicated to those individuals responsible for the preparation of the reports, as well as to all principal executive and financial officers, in a manner that will allow timely decisions regarding required disclosures.

At December 31, 2005, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls as required by the Sarbanes-Oxley Act of 2002.  No material weaknesses were identified.  The Company’s management summarized its assessment process and documented its conclusions in the “Report of Management,” which appears on page 85 of the Company’s 2005 Annual Report.  The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report appearing on page 87 of the Company’s 2005 Annual Report.

The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2006, and has concluded that there was no change during the quarterly period ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On January 15, 2004, a stockholder class action lawsuit was filed against the Company and two of its officers in the United States District Court for the Northern District of Texas.  The lawsuit alleged violations of federal securities law as a result of information about home sales during the fourth quarter of 2003.  The lawsuit has been dismissed but is under review by the court with respect to various procedural matters, which if determined adversely to the Company, could cause the lawsuit to be reinstated.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition of the Company.

Item 1A.  Risk Factors

There were no material changes in the risk factors set forth in the Company’s most recent Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its own equity securities during the three months ended March 31, 2006:

			Total Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares that
	Number of	Average	of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	Per Share	or Programs	Plans or Programs

January 1 - 31	110,000	$ 72.85	110,000	3,876,618
February 1 - 28	600,000	69.11	600,000	3,276,618
March 1 - 31	325,000	68.87	325,000	2,951,618	*

Total	1,035,000		1,035,000	2,951,618

*                 Estimate based on shares remaining under the $250.0 million authorization divided by the Company’s closing stock price at March 31, 2006.

On December 22, 2004, the Company announced that it had received authorization from its Board of Directors to purchase 2.0 million additional shares of its common stock in open-market transactions.  During the three-month period ended March 31, 2006, there were 380,626 shares repurchased in accordance with this authorization.  At March 31, 2006, there were no remaining shares available for purchase in accordance with this authorization.

On December 12, 2005, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $250.0 million.  At March 31, 2006, there were approximately 3.0 million shares available for purchase based on the Company’s stock price on that date.  This authorization does not have an expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of  2006.

Item 6.  Exhibits

10.1	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc. and PCCP HC Kierland, LLC
(Incorporated by reference from Form 8-K, filed March 6, 2006)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

May 2, 2006	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 2, 2006	By:	/s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

10.1	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc. and PCCP HC Kierland, LLC
(Incorporated by reference from Form 8-K, filed March 6, 2006)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)