Form 10-Q
period 2006-06-30
RYLAND GROUP INC
filed 2006-07-31
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes    [   ]  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one:)

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ]  Yes  [X]  No

The number of shares of common stock of The Ryland Group, Inc. outstanding on July 28, 2006, was 43,666,680.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

PART I.  Financial Information

Item I.  Financial Statements

Consolidated Statements of Earnings (Unaudited) The Ryland Group, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except share data)	2006	2005	2006	2005

REVENUES
Homebuilding	$1,174,856	$1,135,744	$2,230,735	$1,994,121
Financial services	22,036	23,968	40,995	39,565
TOTAL REVENUES	1,196,892	1,159,712	2,271,730	2,033,686

EXPENSES
Cost of sales	900,309	853,178	1,699,233	1,514,023
Selling, general and administrative	116,969	110,653	225,030	200,911
Financial services	7,262	7,526	14,517	14,493
Corporate	20,593	19,855	37,069	34,366
Interest	53	210	128	435
TOTAL EXPENSES	1,045,186	991,422	1,975,977	1,764,228

Earnings before taxes	151,706	168,290	295,753	269,458

Tax expense	56,889	63,950	110,907	102,392

NET EARNINGS	$94,817	$104,340	$184,846	$167,066

NET EARNINGS PER COMMON SHARE
Basic	$2.11	$2.22	$4.06	$3.53
Diluted	2.03	2.10	3.88	3.35

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,025,672	47,056,571	45,580,235	47,273,041
Diluted	46,762,816	49,624,859	47,590,596	49,857,403

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.06	$0.24	$0.12

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets The Ryland Group, Inc. and Subsidiaries

	June 30,	December 31,

(in thousands, except share data)	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$193,456	$461,383
Housing inventories
Homes under construction	1,445,449	1,253,460
Land under development and improved lots	1,285,975	1,087,016
Consolidated inventory not owned	207,378	239,191
Total inventories	2,938,802	2,579,667
Property, plant and equipment	75,382	65,980
Net deferred taxes	62,759	50,099
Purchase price in excess of net assets acquired	18,185	18,185
Other	238,991	211,559
TOTAL ASSETS	3,527,575	3,386,873

LIABILITIES
Accounts payable	265,446	249,539
Accrued and other liabilities	517,115	664,691
Debt	1,185,480	921,970
TOTAL LIABILITIES	1,968,041	1,836,200

MINORITY INTEREST	145,018	174,652

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized – 200,000,000 shares
Issued – 44,254,440 shares at June 30, 2006 (46,368,143 shares at December 31, 2005)	44,254	46,368
Retained earnings	1,364,928	1,326,689
Accumulated other comprehensive income	5,334	2,964
TOTAL STOCKHOLDERS’ EQUITY	1,414,516	1,376,021
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,527,575	$3,386,873

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited) The Ryland Group, Inc. and Subsidiaries

	Six Months Ended June 30,

(in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$184,846	$167,066
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,766	19,757
Stock-based compensation expense	13,650	9,712
Changes in assets and liabilities:
Increase in inventories	(386,824)	(418,502)
Net change in other assets, payables and other liabilities	(167,742)	17,624
Tax benefit from exercise of stock options and vesting of restricted stock	—	10,493
Excess tax benefits from stock-based compensation	(11,947)	—
Other operating activities, net	(2,878)	(6,011)
Net cash used for operating activities	(349,129)	(199,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(28,359)	(27,219)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	2,015	2,667
Net cash used for investing activities	(26,344)	(24,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	500,000
Increase in short-term borrowings	13,510	18,837
Common stock dividends	(11,148)	(5,715)
Common stock repurchases	(174,981)	(79,897)
Issuance of common stock under stock-based compensation	18,265	15,429
Excess tax benefits from stock-based compensation	11,947	—
Other financing activities, net	(47)	(912)
Net cash provided by financing activities	107,546	447,742
Net (decrease) increase in cash and cash equivalents	(267,927)	223,329
Cash and cash equivalents at beginning of period	461,383	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$193,456	$311,717

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Decrease) increase in consolidated inventory not owned related to land options	$(27,689)	$80,198

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

				Accumulated
				Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Capital	Earnings	Income	Equity
BALANCE AT DECEMBER 31, 2005	$46,368	$—	$1,326,689	$2,964	$1,376,021
Comprehensive income:
Net earnings			184,846		184,846
Other comprehensive income, net of tax:
Change in net unrealized gain on mortgage-backed securities and cash flow hedging instruments, net of taxes of $1,468				2,370	2,370
Total comprehensive income					187,216
Common stock dividends (per share $0.24)			(10,894)		(10,894)
Repurchase of common stock	(2,850)	(36,418)	(135,713)		(174,981)
Stock-based compensation and related income tax benefit	736	36,418			37,154
BALANCE AT JUNE 30, 2006	$44,254	$—	$1,364,928	$5,334	$1,414,516

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly-owned subsidiaries (the “Company”).  Intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the 2006 presentation.  See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2005 Annual Report for a description of its accounting policies.

The consolidated balance sheet at June 30, 2006, the consolidated statements of earnings for the three- and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005, have been prepared by the Company without audit.  In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2006, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2005 Annual Report.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the operating results expected for the year ended December 31, 2006.

Note 2.  Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the increase or decrease in unrealized gains or losses associated with treasury interest rate locks (treasury locks), net of applicable taxes.  (See Note 9, “Debt.”) Comprehensive income totaled $91.7 million and $104.3 million for the three-month periods ended June 30, 2006 and 2005, respectively. Comprehensive income for the six-month periods ended June 30, 2006 and 2005, totaled $187.2 million and $167.0 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2006	2005	2006	2005
Revenues
Homebuilding	$1,174,856	$1,135,744	$2,230,735	$1,994,121
Financial services	22,036	23,968	40,995	39,565
Total	$1,196,892	$1,159,712	$2,271,730	$2,033,686
Pretax earnings
Homebuilding	$157,578	$171,913	$306,472	$279,187
Financial services	14,721	16,232	26,350	24,637
Corporate	(20,593)	(19,855)	(37,069)	(34,366)
Total	$151,706	$168,290	$295,753	$269,458

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings.  The accounting policies of the segments are the same as the Company’s.  (See Note 1, “Consolidated Financial Statements.”)

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except share data)	2006	2005	2006	2005

Numerator
Net earnings	$94,817	$104,340	$184,846	$167,066

Denominator
Basic earnings per share – weighted-average shares	45,025,672	47,056,571	45,580,235	47,273,041
Effect of dilutive securities:
Stock options	1,330,710	2,210,695	1,602,839	2,257,558
Equity incentive plan	406,434	357,593	407,522	326,804
Dilutive potential of common shares	1,737,144	2,568,288	2,010,361	2,584,362
Diluted earnings per share – adjusted weighted-average shares and assumed conversions	46,762,816	49,624,859	47,590,596	49,857,403

Net earnings per common share
Basic	$2.11	$2.22	$4.06	$3.53
Diluted	2.03	2.10	3.88	3.35

Options to purchase 1.1 million shares and 205,000 shares of common stock at various prices were outstanding for the three- and six-month periods ended June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive since their exercise prices were greater than the average market price of the shares.  For the three- and six-month periods ended June 30, 2005, all options were included in the diluted earnings per share calculation.

Note 5.  Inventories

Housing inventories consist principally of homes under construction, land under development and improved lots.  Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value.

The following table is a summary of capitalized interest:

(in thousands)	2006	2005
Capitalized interest at January 1	$75,890	$55,414
Interest capitalized	34,626	33,130
Interest amortized to cost of sales	(21,365)	(20,560)
Capitalized interest at June 30	$89,151	$67,984

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company recorded $20.0 million on three impaired projects for inventory write-downs during the three-month period ended June 30, 2006.

Note 6.  Purchase Price in Excess of Net Assets Acquired

The Company performs impairment tests of its goodwill annually as of March 31. The Company tests goodwill for impairment by using the two-step process prescribed in Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.”  The first step identifies potential impairment, while the second step measures the amount of impairment. The Company had no impairment at March 31, 2006 or 2005.

As a result of the Company’s application of the nonamortization provisions of SFAS 142, no amortization of goodwill was recorded during the three and six months ended June 30, 2006 or 2005.

Note 7.  Variable Interest Entities

Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns.  FIN 46 also requires disclosure about VIEs that the Company is not required to consolidate but in which it has a significant, though not primary, variable interest.

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

In compliance with the provisions of FIN 46, the Company consolidated $207.4 million of inventory not owned at June 30, 2006, $149.1 million of which pertained to land and lot option purchase contracts and $58.3 million of which pertained to three of the Company’s homebuilding joint ventures. (See Note 8, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  This represents the fair value of the optioned property.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $13.7 million of its related cash deposits for lot option purchase contracts, which are included in consolidated inventory not owned.  Minority interest totaling $135.4 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At June 30, 2006, the Company had cash deposits and letters of credit totaling $23.9 million relating to lot option purchase contracts that were consolidated, reflecting its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company.  At June 30, 2006, the Company had cash deposits and/or letters of credit totaling $95.3 million that were associated with lot option purchase contracts having an aggregate purchase price of $1.2 billion, which were related to VIEs in which it was not the primary beneficiary.

Note 8.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots.  Currently, the Company participates in homebuilding joint ventures in the Atlanta, Austin, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets.  The Company participates in a number of joint ventures in which it has less than a controlling interest.  At June 30, 2006, and December 31, 2005, the Company’s investments in its unconsolidated joint ventures totaled $13.0 million and $10.2 million, respectively, and were

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

classified under “Other” assets.  The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders.  It does not, however, recognize earnings from lots that it purchases from the joint ventures.  Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.  The Company’s equity in earnings of its unconsolidated joint ventures totaled $38,000 and $70,000 for the three months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006, the Company’s equity in losses totaled $345,000, compared to equity in earnings of $168,000 for the same period in 2005.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $608.8 million and $581.4 million at June 30, 2006, and December 31, 2005, respectively.  The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $408.7 million and $394.0 million at June 30, 2006, and December 31, 2005, respectively.  The Company and its partners provide guarantees of debt on a pro rata basis for one of its unconsolidated joint ventures.  The Company has a 3.3 percent pro rata interest on the debt, or $12.8 million, at June 30, 2006, and a completion guarantee related to project development.  The guarantees apply if a joint venture partner in the joint venture defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance.

At June 30, 2006, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities.  In association with these consolidated joint ventures, the Company recorded pretax earnings of $393,000 and $4,000 for the three-month periods ended June 30, 2006 and 2005, respectively.  For the six-month periods ended June 30, 2006 and 2005, the Company recorded pretax earnings of $435,000 and pretax losses of $1,000, respectively.  Total assets of $59.2 million and $63.7 million, including consolidated inventory not owned (see Note 7, “Variable Interest Entities.”); total liabilities of $42.3 million and $43.3 million; and minority interest of $9.6 million and $11.5 million were consolidated as of June 30, 2006, and December 31, 2005, respectively.  During the first quarter of 2006, the Company guaranteed 50.0 percent of a $55.0 million revolving credit facility for one of its consolidated joint ventures.  At June 30, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $35.2 million, of which the Company guaranteed $17.6 million.

Note 9.  Debt

In May 2006, the Company issued $250.0 million aggregate principal amount of 6.9 percent senior notes.  The notes will mature on June 15, 2013, and may be redeemed at a stated redemption price, in whole or in part, at any time. Commencing on December 15, 2006, the Company will pay interest semiannually in arrears on June 15 and December 15 of each year.

Additionally, at June 30, 2006, the Company had outstanding (a) $100.0 million of 8.0 percent senior notes due August 2006, with interest payable semiannually, which may not be redeemed prior to maturity; (b) $150.0 million of 5.4 percent senior notes due June 2008, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; (c) $250.0 million of 5.4 percent senior notes due May 2012, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; and (d) $250.0 million of 5.4 percent senior notes due January 2015, with interest payable semiannually, which may be redeemed at a stated redemption price, in whole or in part, at any time.  The Company intends to repay its outstanding $100.0 million of 8.0 percent senior notes due in August 2006.

At June 30, 2006, the Company also had outstanding $150.0 million of 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million, with interest payable semiannually.  In July 2006, the Company redeemed the senior subordinated notes due June 2011.  See “Management’s Discussion and Analysis – Financial Condition and Liquidity.”

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

During the second quarter of 2006, the Company terminated its $100.0 million treasury lock at 4.2 percent and its $150.0 million treasury lock at 4.1 percent.  These hedges were entered into in 2005 to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006.  The hedges were evaluated and deemed to be highly effective at the inception of the contracts. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” the Company accounted for the treasury locks as cash flow hedges.  As a result of timing in the Company’s debt issuance and term of debt issued in the second quarter of 2006, a gain of $9.2 million was recognized during that period, reflecting the ineffective portion of those cash flow hedges.  The effective portion of the settlement value of the $150.0 million treasury lock of $8.4 million was recorded, net of income tax effect in “Accumulated Other Comprehensive Income” and will be amortized to earnings over the seven-year life of the related debt instrument.

In January 2006, the Company entered into a $750.0 million unsecured revolving credit facility. The credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The $750.0 million revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants.  The credit agreement replaces the Company’s prior $500.0 million revolving credit facility and will be used for general corporate purposes.  There were no outstanding borrowings under this agreement or the Company’s prior $500.0 million revolving credit facility at June 30, 2006 or December 31, 2005.

At June 30, 2006, the Company’s obligations to pay principal, premium, if any, and interest under its $750.0 million unsecured revolving credit facility; 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note 14, “Supplemental Guarantor Information.”)

The senior and senior subordinated notes and indenture agreements, as well as the unsecured revolving credit facility, contain numerous restrictive covenants. At June 30, 2006, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At June 30, 2006, such notes payable outstanding amounted to $42.0 million, versus $28.5 million at December 31, 2005.

Note 10.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans that vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At June 30, 2006, and December 31, 2005, the cash surrender value of these contracts was $23.2 million and $19.2 million, respectively.  The net periodic benefit cost for these plans for the three months ended June 30, 2006, was

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

$1.9 million and included service costs of $1.3 million, interest costs of $284,000 and investment losses of $354,000.  For the three months ended June 30, 2005, the net periodic benefit cost was $471,000 and included service costs of $627,000, interest income of $18,000 and investment earnings of $138,000.  The net periodic benefit cost for these plans for the six months ended June 30, 2006, was $2.2 million and included service costs of $2.1 million, interest costs of $498,000 and investment earnings of $466,000.  For the six months ended June 30, 2005, the net periodic benefit cost was $1.7 million and included service costs of $1.4 million, interest costs of $158,000 and investment losses of $163,000.  The $15.2 million and $12.6 million projected benefit obligations at June 30, 2006, and December 31, 2005, respectively, were equal to the net liability recognized in the balance sheet at those dates.  The weighted-average discount rate used for the plans was 7.6 percent for both the six-month periods ended June 30, 2006 and 2005.

Note 11.  Stock-Based Compensation

The Ryland Group, Inc. 2005 Equity Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, stock units or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years. Outstanding stock options granted under previous plans generally have a maximum term of ten years and vest over three years. At June 30, 2006, and December 31, 2005, stock options or other awards or units available for grant totaled 178,365 and 659,263, respectively.

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year.  New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year (May 1 to April 30) in which they are appointed or elected.  Stock awards are fully vested and non-forfeitable on their applicable award date.  At June 30, 2006, 120,000 stock awards were available for future grant in accordance with the Director Plan.

Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan (the “Predecessor Director Plan”) provided for automatic grants of nonstatutory stock options to directors for the purchase of shares at prices not less than the fair market value of the shares at the date of grant. Stock options vested and became exercisable six months after the date of grant and had a maximum term of ten years. Upon termination of service on the Board of Directors, all stock options expire three years after the date of termination, regardless of their stated expiration dates. Upon approval of the Director Plan, stock options available for future grant under the Predecessor Director Plan were canceled.  At December 31, 2005, there were 953,200 stock options available for grant.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the Plan, the Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the Plan and the Director Plan and their predecessor plans by adhering to the provisions and related interpretation of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended. Therefore, except for costs related to restricted stock units, no stock-based employee compensation cost was recognized in net earnings since all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” by using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

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

The fair value of each of the Company’s stock-option awards is estimated on the date of grant by using the Black-Scholes-Merton option-pricing formula, which requires input assumptions for the Company’s expected dividend yield, expected volatility, risk-free interest rate and expected option life. Expected volatility is based upon the historical volatility of the Company’s common stock. The expected dividend yield is based on an annual dividend rate of $0.48 per common share. The risk-free interest rate for periods within the contractual life of the stock-option award is based upon the zero-coupon U.S. Treasury bond on the date the stock option is granted with a maturity equal to the expected option life for the stock option granted. The expected option life is derived from historical experience under the Company’s share-based payment plans and represents the period of time that stock-option awards granted are expected to be outstanding.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (“excess tax benefits”) to be classified as financing cash flows. Had the Company not adopted SFAS 123(R), the $11.9 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow.

Net earnings for the three months ended June 30, 2006, included $7.2 million, or $0.10 per diluted share of stock-based compensation expense, before income tax benefits of $2.7 million. Net earnings for the six months ended June 30, 2006, included $13.6 million, or $0.18 per diluted share of stock-based compensation expense, before income tax benefits of $5.1 million. Stock-based compensation expenses are reported within “Corporate” expenses and are not allocated to the Company’s reportable segments.

The following table illustrates the effect on net earnings and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s equity-based compensation plans in the three- and six-month periods ended June 30, 2005. For purposes of this pro forma disclosure, the grant-date fair value of the Company’s stock options was estimated by using a Black-Scholes-Merton option-pricing formula and amortized to expense over the stock options’ vesting periods.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data)	2005	2005

Net earnings, as reported	$104,340	$167,066
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects[1]	2,808	6,021
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(4,604)	(10,014)

Pro forma net earnings	$102,544	$163,073

Earnings per share:
Basic – as reported	$2.22	$3.53
Basic – pro forma	2.18	3.45
Diluted – as reported	2.10	3.35
Diluted – pro forma	2.07	3.27

1 Amount represents the Company’s net stock-based compensation expense associated with restricted stock units.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company has determined the grant-date fair value of stock options using the Black-Scholes-Merton formula. The weighted-average inputs used and fair values determined for stock options granted during the six-month periods ended June 30, 2006 and 2005, were as follows:

	Six Months Ended June 30,
	2006	2005

Expected volatility	38.0%	38.6%
Expected dividend yield	0.8%	0.4%
Expected term (in years)	3.2	3.0
Risk-free rate	5.0%	3.7%
Weighted-average grant date fair value	$19.21	$18.13

A summary of stock option activity in accordance with the Company’s plans as of June 30, 2006, and changes for the six-month period then ended follows:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Shares	Price	(in years)	(in thousands)

Options outstanding at January 1, 2006	4,654,570	$25.91	5.71
Granted	372,500	62.43
Exercised	(590,133)	14.33
Forfeited	(2,430)	36.81

Options outstanding at June 30, 2006	4,434,507	$30.51	5.35	$79,771
Available for future grant	298,365

Total shares reserved	4,732,872

Options exercisable at June 30, 2006	3,571,073	$24.41	5.34	$78,868

The total intrinsic value of stock options exercised during the three- and six-month periods ended June 30, 2006, was $14.2 million and $31.5 million, respectively. For the three- and six-month periods ended June 30, 2005, the total intrinsic value of stock options exercised was $11.4 million and $27.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

A summary of the Company’s nonvested options as of and for the six-month period ended June 30, 2006, follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested options outstanding at January 1, 2006	1,294,035	$13.40
Granted	372,500	19.21
Vested	(800,671)	12.80
Forfeited	(2,430)	9.93

Nonvested options outstanding at June 30, 2006	863,434	$16.47

As of June 30, 2006, there was $11.5 million of total unrecognized compensation cost related to nonvested stock option awards granted under the Company’s plans. That cost is expected to be recognized over the next 2.8 years.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards was $2.7 million and $4.5 million for the three months ended June 30, 2006 and 2005, respectively, and $5.8 million and $9.7 million for the six months ended June 30, 2006 and 2005, respectively.

The following is a summary of activity relating to restricted stock awards:

	2006	2005

Restricted shares at January 1,	441,000	356,800
Shares awarded	133,000	253,000
Shares vested	(138,336)	(168,800)

Restricted shares at June 30,	435,664	441,000

At June 30, 2006, the Company’s outstanding restricted shares will vest as follows: 2007 – 182,664; 2008 – 128,664; 2009 – 84,336; and 2010 – 40,000.

Note 12. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At June 30, 2006, it had related cash deposits and letters of credit outstanding that totaled $184.1 million for land options pertaining to land purchase contracts with an aggregate purchase price of $2.0 billion. At June 30, 2006, the Company had commitments with respect to option contracts having specific performance provisions of approximately $53.9 million, compared to $60.5 million at December 31, 2005.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At June 30, 2006, total development bonds were $478.3 million, while total related deposits and letters of credit were $78.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At June 30, 2006, one of the joint ventures in which the Company participates had debt of $385.9 million. In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis. The Company has a

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

3.3 percent pro rata interest on the debt, or $12.8 million at June 30, 2006, and a completion guarantee related to project development. The guarantees apply if a joint venture partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance. In another of its joint ventures, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility. At June 30, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $35.2 million, of which the Company guaranteed $17.6 million.

Interest rate lock commitments (IRLCs) represent loan commitments with customers at market rates generally up to 180 days before settlement. At June 30, 2006, the Company had outstanding IRLCs totaling $316.4 million. Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2006	2005

Balance at January 1	$41,647	$33,090
Warranties issued	10,517	11,019
Settlements made	(13,413)	(11,380)
Changes in liability for accruals related to pre-existing warranties	3,557	5,607
Balance at June 30	$42,308	$38,336

The Company requires substantially all of its subcontractors to have general liability insurance (including construction defect coverage) and workmans compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, with fewer insurers participating, general liability insurance for the homebuilding industry has become more difficult to obtain over the past several years. As a result, Ryland Homes Insurance Company (RHIC), a wholly-owned subsidiary of the Company, provides insurance services to the homebuilding segment’s subcontractors in certain markets. At June 30, 2006, RHIC had $22.9 million in cash and $19.4 million in subcontractor product liability reserves, which are included in the consolidated balance sheet. At December 31, 2005, RHIC had $16.3 million in cash and $16.9 million in subcontractor product liability reserves, which are included in the consolidated balance sheet.

Please refer to “Part II. Other Information, Item 1. Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

Note 13. New Accounting Pronouncements

FSP 109-1 and FIN 48

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction was effective beginning in the Company’s fiscal year 2005. The Company currently estimates the reduction in its federal income tax rate to be in the range of one half of one percent to one percent.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company’s first quarter ending March 31, 2007. The impact on the Company’s financial statements for that period has not yet been determined.

Note 14. Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $750.0 million unsecured revolving credit facility; 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its homebuilding subsidiaries that are 100 percent owned by the Company (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional.

In lieu of providing separate financial statements for the Guarantor Subsidiaries, the accompanying condensed consolidating financial statements have been included. Management does not believe that separate financial statements for the Guarantor Subsidiaries are material to investors and are, therefore, not presented.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES
Homebuilding	$714,696	$480,689	$13,298	$(33,827)	$1,174,856
Financial services	—	—	22,036	—	22,036
TOTAL REVENUES	714,696	480,689	35,334	(33,827)	1,196,892

EXPENSES
Cost of sales	533,796	389,376	10,964	(33,827)	900,309
Selling, general and administrative	67,189	49,671	109	—	116,969
Financial services	—	—	7,262	—	7,262
Corporate	4,844	15,749	—	—	20,593
Interest	(2,545)	2,545	53	—	53
TOTAL EXPENSES	603,284	457,341	18,388	(33,827)	1,045,186

Earnings before taxes	111,412	23,348	16,946	—	151,706
Tax expense	41,779	8,756	6,354	—	56,889
Equity in net earnings of subsidiaries	25,184	—	—	(25,184)	—

NET EARNINGS	$94,817	$14,592	$10,592	$(25,184)	$94,817

CONSOLIDATING STATEMENT OF EARNINGS

	SIX MONTHS ENDED JUNE 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES
Homebuilding	$1,324,047	$950,967	$17,422	$(61,701)	$2,230,735
Financial services	—	—	40,995	—	40,995
TOTAL REVENUES	1,324,047	950,967	58,417	(61,701)	2,271,730

EXPENSES
Cost of sales	997,372	748,474	15,088	(61,701)	1,699,233
Selling, general and administrative	126,520	98,387	123	—	225,030
Financial services	—	—	14,517	—	14,517
Corporate	8,447	28,622	—	—	37,069
Interest	(3,761)	3,761	128	—	128
TOTAL EXPENSES	1,128,578	879,244	29,856	(61,701)	1,975,977

Earnings before taxes	195,469	71,723	28,561	—	295,753
Tax expense	73,301	26,896	10,710	—	110,907
Equity in net earnings of subsidiaries	62,678	—	—	(62,678)	—

NET EARNINGS	$184,846	$44,827	$17,851	$(62,678)	$184,846

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2005
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

	SIX MONTHS ENDED JUNE 30, 2005
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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET

	JUNE 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$44,231	$112,050	$37,175	$—	$193,456
Consolidated inventories owned	1,695,786	1,035,638	—	—	2,731,424
Consolidated inventories not owned	6,596	7,064	193,718	—	207,378
Total inventories	1,702,382	1,042,702	193,718	—	2,938,802
Purchase price in excess of net assets acquired	15,383	2,802	—		18,185
Investment in subsidiaries/ intercompany receivables	1,079,867	—	—	(1,079,867)	—
Other assets	282,577	62,385	32,170	—	377,132
TOTAL ASSETS	3,124,440	1,219,939	263,063	(1,079,867)	3,527,575

LIABILITIES
Accounts payable and other accrued liabilities	544,941	144,909	92,711	—	782,561
Debt	1,164,983	20,497	—	—	1,185,480
Intercompany payables	—	431,126	2,024	(433,150)	—
TOTAL LIABILITIES	1,709,924	596,532	94,735	(433,150)	1,968,041

MINORITY INTEREST	—	—	145,018	—	145,018

STOCKHOLDERS’ EQUITY	1,414,516	623,407	23,310	(646,717)	1,414,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,124,440	$1,219,939	$263,063	$(1,079,867)	$3,527,575

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET (Audited)

	DECEMBER 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$81,895	$359,709	$19,779	$—	$461,383
Consolidated inventories owned	1,382,900	957,576	—	—	2,340,476
Consolidated inventories not owned	6,681	6,576	225,934	—	239,191
Total inventories	1,389,581	964,152	225,934	—	2,579,667
Purchase price in excess of net assets acquired	15,383	2,802	—	—	18,185
Investment in subsidiaries/ intercompany receivables	1,188,956	—	18,557	(1,207,513)	—
Other assets	238,325	52,432	36,881	—	327,638
TOTAL ASSETS	2,914,140	1,379,095	301,151	(1,207,513)	3,386,873

LIABILITIES
Accounts payable and other accrued liabilities	630,383	178,194	105,653	—	914,230
Debt	907,736	14,234	—	—	921,970
Intercompany payables	—	608,086	—	(608,086)	—
TOTAL LIABILITIES	1,538,119	800,514	105,653	(608,086)	1,836,200

MINORITY INTEREST	—	—	174,652	—	174,652

STOCKHOLDERS’ EQUITY	1,376,021	578,581	20,846	(599,427)	1,376,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,914,140	$1,379,095	$301,151	$(1,207,513)	$3,386,873

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$184,846	$44,827	$17,851	$(62,678)	$184,846
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,874	8,585	307	—	21,766
Stock-based compensation expense	13,650	—	—	—	13,650
Changes in assets and liabilities:
(Increase) decrease in inventories	(312,801)	(78,550)	4,527	—	(386,824)
Net change in other assets, payables and other liabilities	(5,861)	(217,062)	(7,497)	62,678	(167,742)
Excess tax benefits from stock-based compensation	(11,947)	—	—	—	(11,947)
Other operating activities, net	(2,878)	—	—	—	(2,878)
Net cash (used for) provided by operating activities	(122,117)	(242,200)	15,188	—	(349,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(16,877)	(11,722)	240	—	(28,359)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	—	—	2,015	—	2,015
Net cash (used for) provided by investing activities	(16,877)	(11,722)	2,255	—	(26,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	—	—	—	250,000
Increase in short-term borrowings	7,247	6,263	—	—	13,510
Common stock dividends	(11,148)	—	—	—	(11,148)
Common stock repurchases	(174,981)	—	—	—	(174,981)
Issuance of common stock under stock-based compensation	18,265	—	—	—	18,265
Excess tax benefits from stock-based compensation	11,947	—	—	—	11,947
Other financing activities, net	—	—	(47)	—	(47)
Net cash provided by (used for) financing activities	101,330	6,263	(47)	—	107,546
Net (decrease) increase in cash and cash equivalents	(37,664)	(247,659)	17,396	—	(267,927)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	—	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,231	$112,050	$37,175	$—	$193,456

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$167,066	$66,334	$15,275	$(81,609)	$167,066
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,338	7,863	556	—	19,757
Stock-based compensation expense	9,712	—	—	—	9,712
Changes in assets and liabilities:
Increase in inventories	(206,503)	(204,637)	(7,362)	—	(418,502)
Net change in other assets, payables and other liabilities	(395,184)	342,191	(10,992)	81,609	17,624
Tax benefit from exercise of stock options and vesting of restricted stock	10,493	—	—	—	10,493
Other operating activities, net	(6,011)	—	—	—	(6,011)
Net cash (used for) provided by operating activities	(409,089)	211,751	(2,523)	—	(199,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(13,567)	(13,220)	(432)	—	(27,219)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	—	—	2,667	—	2,667
Net cash (used for) provided by investing activities	(13,567)	(13,220)	2,235	—	(24,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	500,000	—	—	—	500,000
Increase (decrease) in short-term borrowings	7,530	12,865	(1,558)	—	18,837
Common stock dividends	(5,715)	—	—	—	(5,715)
Common stock repurchases	(79,897)	—	—	—	(79,897)
Issuance of common stock under stock-based compensation	15,429	—	—	—	15,429
Other financing activities, net	—	—	(912)	—	(912)
Net cash provided by (used for) financing activities	437,347	12,865	(2,470)	—	447,742
Net increase (decrease) in cash and cash equivalents	14,691	211,396	(2,758)	—	223,329
Cash and cash equivalents at beginning of year	36,090	31,390	20,908	—	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,781	$242,786	$18,150	$—	$311,717

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

OVERVIEW

The Company consists of two operating business segments: homebuilding and financial services.  The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues in fiscal year 2005 and for the six months ended June 30, 2006.  The homebuilding segment generates nearly all of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

The Company reported consolidated net earnings of $94.8 million, or $2.03 per diluted share, for the second quarter of 2006, compared to consolidated net earnings of $104.3 million, or $2.10 per diluted share, for the second quarter of 2005.  The decline in net earnings was due to lower margins resulting from a broad trend toward softening demand in residential housing and a more competitive sales environment in most markets.  Pretax earnings from the homebuilding and financial services segments were $157.6 million and $14.7 million for the three months ended June 30, 2006, compared to $171.9 million and $16.2 million for the same period in 2005, respectively.

The Company’s revenues reached $1.2 billion for the second quarter of 2006, up 3.2 percent.  This increase was primarily attributable to higher average closing prices.  Homebuilding and financial services revenues were $1,174.9 million and $22.0 million for the second quarter of 2006, compared to $1,135.7 million and $24.0 million in the same period in 2005, respectively.

New order dollars decreased 40.0 percent for the second quarter of 2006, compared with the second quarter of 2005, primarily reflecting a reduction in demand in some housing markets.  New orders decreased 39.4 percent to 3,023 units in the second quarter ended June 30, 2006, from 4,988 units for the same period in 2005, as a result of declining sales trends.

Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, grew 16.7 percent to $2.7 billion at June 30, 2006, compared to $2.3 billion at December 31, 2005. Land under development rose by 18.3 percent to $1.3 billion during the second quarter of 2006, compared to $1.1 billion at December 31, 2005.  Consolidated inventories owned by the Company grew 21.5 percent to $2.3 billion at June 30, 2005, compared to $1.9 billion at December 31, 2004.

The Company continued to repurchase stock, acquiring 1,815,000 shares during the second quarter of 2006 and 2,850,000 shares for the six months ended June 30, 2006. Outstanding shares at June 30, 2006 were 44,254,440, versus 46,833,035 for June 30, 2005, a decrease of 5.5 percent. The Company’s debt-to-capital ratio increased to 45.6 percent at June 30, 2006, from 40.1 percent at December 31, 2005, primarily due to the issuance of $250.0 million of senior notes in May 2006.  A portion of these proceeds were used to redeem its $150.0 million senior subordinated notes in July 2006, while the remaining proceeds will be used to redeem its $100.0 million senior notes due August 2006, which is expected to bring the Company’s debt-to-capital ratio closer to its 40.0 percent target by the end of 2006.

Stockholders’ equity increased $38.5 million, or 2.8 percent, for the six months ended June 30, 2006, compared to an increase of 10.2 percent for the same period in 2005.  As a result of balancing cash outlays among achieving operating objectives, common stock repurchases and dividend increases, stockholders’ equity per share rose 28.6 percent from $24.86 at June 30, 2005, to $31.96 at June 30, 2006.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

HOMEBUILDING

Ryland homes are built on-site and marketed in three major geographic regions.  At June 30, 2006, the Company operated in the following metropolitan areas:

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

New order dollars decreased 40.0 percent during the second quarter of 2006, compared to the same period in the prior year.  New order dollars for the three months ended June 30, 2006, increased 4.3 percent in Texas and decreased 33.0 percent in the North, 40.9 percent in the Southeast and 62.1 percent in the West, compared to the second quarter of 2005.  New orders for the second quarter of 2006 decreased 39.4 percent to 3,023 units from 4,988 units for the same period in 2005 primarily due to moderating demand in most markets and higher cancellation rates in selective markets.  The cancellation rate was 35.9 percent for the quarter ended June 30, 2006, as compared to 20.3 percent for the same period in 2005.  The decline in sales and increase in cancellation rates were more pronounced in markets that experienced significant price appreciation over the last several years.

New order dollars decreased 28.6 percent during the first six months of 2006, compared to the same period in the prior year.  New order dollars for the six months ended June 30, 2006, increased 7.4 percent in Texas and decreased 24.7 percent in the North, 21.5 percent in the Southeast and 52.3 percent in the West, compared to the first six months of 2005.  New orders for the first six months of 2006 decreased 30.2 percent to 7,044 units from 10,090 units for the same period in 2005.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

HOMEBUILDING OPERATIONAL DATA (Unaudited)

	North	Texas	Southeast	West	Total

For the three months ended June 30,
New Orders
Units
2006	778	944	851	450	3,023
2005	1,214	1,016	1,539	1,219	4,988
Dollars (in millions)
2006	$258	$193	$260	$180	$891
2005	385	185	440	475	1,485

Closings
Units
2006	966	821	1,216	800	3,803
2005	1,058	762	1,169	1,049	4,038
Average Price (in thousands)
2006	$307	$189	$293	$394	$295
2005	297	170	251	343	272

For the six months ended June 30,
New Orders
Units
2006	1,814	1,968	2,109	1,153	7,044
2005	2,534	2,020	3,055	2,481	10,090
Dollars (in millions)
2006	$591	$390	$649	$443	$2,073
2005	785	363	827	928	2,903

Closings
Units
2006	1,756	1,561	2,414	1,626	7,357
2005	1,828	1,337	2,103	1,908	7,176
Average Price (in thousands)
2006	$309	$187	$286	$398	$295
2005	295	170	246	348	271

Outstanding Contracts at June 30,
Units
2006	1,832	1,736	3,296	1,287	8,151
2005	2,514	1,675	3,810	2,535	10,534
Dollars (in millions)
2006	$620	$356	$1,065	$482	$2,523
2005	813	308	1,036	913	3,070
Average Price (in thousands)
2006	$338	$205	$323	$375	$310
2005	323	184	272	360	291

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  At June 30, 2006, the Company had outstanding contracts for 8,151 units, representing a 22.6 percent decrease compared to the number of outstanding contracts at June 30, 2005.  The $2.5 billion value of outstanding contracts declined 17.8 percent at June 30, 2006, compared to June 30, 2005.  The average sales price for outstanding contracts increased by 6.5 percent for the three months ended June 30, 2006, from the same period in 2005.

Results of operations for the homebuilding segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenues	$1,174,856	$1,135,744	$2,230,735	$1,994,121
Cost of sales	900,309	853,178	1,699,233	1,514,023
Gross profit	274,547	282,566	531,502	480,098
Selling, general and administrative expenses	116,969	110,653	225,030	200,911
Homebuilding pretax earnings	$157,578	$171,913	$306,472	$279,187

Three months ended June 30, 2006, compared to three months ended June 30, 2005

The homebuilding segment reported pretax earnings of $157.6 million for the second quarter of 2006, compared to $171.9 million for the same period in the prior year.  Homebuilding results for the second quarter of 2006 decreased from 2005 primarily due to a decline in margins.

Homebuilding revenues increased $39.1 million for the second quarter of 2006, compared to 2005, primarily due to an 8.5 percent rise in the average closing price of a home.  Also included in revenues was $9.2 million of other income recognized in the second quarter of 2006 related to the termination of a $100.0 million treasury lock at 4.2 percent and a $150.0 million treasury lock at 4.1 percent.  (See Note 9, “Debt.”)

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the second quarter of 2006.  Homebuilding revenues for the second quarter of 2006 included $29.2 million from land sales, compared to $38.2 million for the second quarter of 2005, which contributed net gains of $10.0 million and $13.6 million to pretax earnings in 2006 and 2005, respectively.

Gross profit margins from home sales averaged 23.2 percent for the second quarter of 2006, compared to 24.5 percent for the second quarter of 2005.  This decrease was primarily due to inventory write-downs in Southern California that totaled $20.0 million and to increased sales discounts during the second quarter of 2006.

Selling, general and administrative expenses, as a percentage of revenue, were 10.0 percent for the three months ended June 30, 2006, compared to 9.7 percent for the same period in the prior year.  This increase, as a percentage of revenue, was primarily attributable to a rise in sales and marketing expenses.

In the second quarters of 2006 and 2005, the homebuilding segment capitalized all interest incurred, resulting in no interest expense being recorded during those periods due to development activity.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Six months ended June 30, 2006, compared to six months ended June 30, 2005

The homebuilding segment reported pretax earnings of $306.5 million for the six months ended June 30, 2006, compared to $279.2 million for the same period in the prior year.  Homebuilding results for the six months ended June 30, 2006, rose from 2005 primarily due to a slight increase in closings and an increase in average closing price.

Homebuilding revenues increased $236.6 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to an 8.9 percent rise in the average closing price of a home.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the six months ended June 30, 2006.  Homebuilding revenues for that period included $33.9 million from land sales, compared to $46.6 million for the six months ended June 30, 2005, which contributed net gains of $11.4 million and $14.2 million to pretax earnings in 2006 and 2005, respectively.

Gross profit margins from home sales averaged 23.8 percent for the six months ended June 30, 2006, compared to 23.9 percent for the same period in 2005.

Selling, general and administrative expenses, as a percentage of revenue, were 10.1 percent for both the six months ended June 30, 2006 and 2005.

During the six-month periods ended June 30, 2006 and 2005, the homebuilding segment capitalized all interest incurred, resulting in no interest expense being recorded for those periods due to development activity.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL SERVICES

Ryland Mortgage Company (RMC) provides mortgage-related products and services primarily for the Company’s homebuyers.  By aligning its operations with the Company’s homebuilding segment, it leverages this relationship to capture homebuyers’ loans.  RMC focuses primarily on originating mortgage loans and on improving the profitability of these activities through increased operational efficiencies.

STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

REVENUES
Net gains on sales of mortgages and mortgage servicing rights	$11,250	$12,778	$20,163	$20,991
Title/escrow/insurance	6,717	6,699	13,466	11,818
Net origination fees	3,705	3,870	6,754	5,519
Interest
Mortgage-backed securities and notes receivable	117	360	214	758
Other	246	260	397	466
Total interest	363	620	611	1,224
Other	1	1	1	13
TOTAL REVENUES	22,036	23,968	40,995	39,565

EXPENSES
General and administrative	7,262	7,526	14,517	14,493
Interest	53	210	128	435
TOTAL EXPENSES	7,315	7,736	14,645	14,928

PRETAX EARNINGS	$14,721	$16,232	$26,350	$24,637

Originations (units)	2,995	3,132	5,630	5,495
Ryland Homes origination capture rate	82.5%	82.9%	81.4%	81.8%
Mortgage-backed securities and notes receivable average balance	$1,359	$9,012	$2,016	$9,427

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

BALANCE SHEETS

	June 30,	December 31,
(in thousands)	2006	2005
	(unaudited)
ASSETS
Cash	$11,443	$845
Other assets	37,724	42,080
TOTAL ASSETS	49,167	42,925

LIABILITIES
Accounts payable	231	863
Accrued and other liabilities	30,583	23,706
TOTAL LIABILITIES	30,814	24,569

STOCKHOLDER’S EQUITY	18,353	18,356
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$49,167	$42,925

Three months ended June 30, 2006, compared to three months ended June 30, 2005

For the three months ended June 30, 2006, the financial services segment reported pretax earnings of $14.7 million, compared to $16.2 million for the same period in 2005. The decrease was primarily attributable to a decline in loans originated and a rise in incentives as a result of a competitive marketplace.

Revenues for the financial services segment decreased 8.1 percent to $22.0 million for the second quarter of 2006, compared to the same period in the prior year. The decrease was primarily due to a 4.4 percent decline in loans originated. The capture rate of mortgages originated for customers of the Company’s homebuilding segment was 82.5 percent and 82.9 percent for the second quarters of 2006 and 2005, respectively.

For the three months ended June 30, 2006, general and administrative expenses were $7.3 million, versus $7.5 million for the same period in 2005.

Interest expense decreased 74.8 percent for the three months ended June 30, 2006, compared to the same period in 2005. The decrease in interest expense corresponded to a similar decrease in interest income and was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale or redemption of substantially all of the investment portfolio and continued runoff of the underlying collateral.

Six months ended June 30, 2006, compared to six months ended June 30, 2005

For the six months ended June 30, 2006, the financial services segment reported pretax earnings of $26.4 million, compared to $24.6 million for the same period in 2005. The increase was primarily attributable to a 2.5 percent increase in loans originated and a 9.7 percent rise in average loan size, as well as to increased profitability from title and insurance operations.

Revenues for the financial services segment rose 3.6 percent to $41.0 million for the six months ended June 30, 2006, compared to the same period in the prior year. The increase was primarily attributable to a rise in mortgage origination dollars, which resulted from a 2.5 percent increase in units originated and a 9.7 percent increase in average loan size. The capture rate of mortgages originated for customers of the Company’s homebuilding segment was 81.4 percent and 81.8 percent for the six months ended June 30, 2006 and 2005, respectively.

General and administrative expenses were $14.5 million for both the six months ended June 30, 2006 and 2005.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest expense decreased 70.6 percent for the six months ended June 30, 2006, compared to the same period in 2005. The decrease in interest expense corresponded to a similar decrease in interest income and was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale or redemption of substantially all of the investment portfolio and continued runoff of the underlying collateral.

CORPORATE

Three months ended June 30, 2006, compared to three months ended June 30, 2005

Corporate expenses were $20.6 million and $19.9 million for the three months ended June 30, 2006 and 2005, respectively. Excluding stock option expense required by a change in accounting guidance, corporate expenses were $17.1 million, a decline of $2.8 million. The decrease was due to a lower executive compensation expense that resulted from lower earnings and a decline in stock price.

Six months ended June 30, 2006, compared to six months ended June 30, 2005

Corporate expenses were $37.1 million and $34.4 million for the six months ended June 30, 2006 and 2005, respectively. Excluding stock option expense required by a change in accounting guidance, corporate expenses were $30.2 million, a decline of $4.2 million. The decrease was due to a lower executive compensation expense that resulted from lower earnings and a decline in stock price.

INCOME TAXES

The Company’s provision for income tax represented effective income tax rates of 37.5 percent for 2006 and 38.0 percent for 2005. The decrease in the effective income tax rate in 2006 was primarily due to the estimated benefits of the new “qualified production activities income” tax deduction created by the American Jobs Creation Act of 2004.

Financial Condition and Liquidity

Cash requirements for the Company’s homebuilding and financial services segments are generally provided from internally generated funds and outside borrowings.

Net earnings provided cash flows of $184.8 million for the six-month period ended June 30, 2006, and $167.1 million for the same period in 2005. New debt was issued during the second quarter of 2006 that provided $250.0 million. Net changes in other assets, payables and other liabilities used $167.7 million and provided $17.6 million during the six months ended June 30, 2006 and 2005, respectively. The cash provided was invested principally in inventory of $386.8 million and $418.5 million, as well as in stock repurchases of $175.0 million and $79.9 million, during the six months ended June 30, 2006 and 2005, respectively. Dividends totaled $0.24 and $0.12 per share for the six months ending June 30, 2006 and 2005, respectively. Effective in the fourth quarter of 2005, the Company’s quarterly common stock dividend was increased to $0.12 per share from the previous quarterly common stock dividend of $0.06 per share.

Consolidated inventories owned by the Company increased to $2.7 billion at June 30, 2006, from $2.3 billion at December 31, 2005. The Company attempts to maintain approximately a four- to five-year supply of land, with half or more controlled through options. At June 30, 2006, the Company controlled 75,685 lots, with 33,934 lots owned and 41,751 lots, or 55.2 percent, under option. The Company has historically funded the acquisition of land and the exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility. The Company expects these sources to continue to be adequate to fund future obligations with regard to the acquisition of land and the exercise of land options; therefore, it does

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

not anticipate that the exercise of land options will have a material adverse effect on its liquidity. In an effort to increase liquidity, models have been sold and leased back on a selective basis. The Company owned 78.3 percent and 78.9 percent of its model homes at June 30, 2006 and 2005, respectively.

The homebuilding segment’s borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior and senior subordinated notes outstanding totaled $1,143.5 million and $893.5 million at June 30, 2006, and December 31, 2005, respectively.

In May 2006, the Company issued $250.0 million aggregate principal amount of 6.9 percent senior notes. The notes will mature on June 15, 2013, and may be redeemed at a stated redemption price, in whole or in part, at any time. Commencing on December 15, 2006, the Company will pay interest semiannually in arrears on June 15 and December 15 of each year.

In July 2006, the Company redeemed its $150.0 million of 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million. The redemption price was 104.6 percent of the principal amount of the notes outstanding, plus accrued interest as of the redemption date. The notes were redeemed at a price of $1,045.63 per $1,000 notes outstanding, plus accrued interest. The Company will recognize a loss related to the early retirement of these senior subordinated notes of $7.7 million in the third quarter of 2006.

Additionally, the Company intends to repay its outstanding $100.0 million of 8.0 percent senior notes due in August 2006.

In January 2006, the Company entered into a $750.0 million unsecured revolving credit facility. The credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The $750.0 million revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in its leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants and replaces the Company’s prior $500.0 million revolving credit facility.(See Note 9, “Debt.”)

The Company uses its $750.0 million unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. There were no borrowings under the current facility at June 30, 2006, or at December 31, 2005. Under these facilities, the Company had letters of credit outstanding that totaled $173.8 million at June 30, 2006, and $185.6 million at December 31, 2005. Unused borrowing capacity under these facilities totaled $576.2 million and $314.4 million, respectively.

The $100.0 million of 8.0 percent senior notes due August 2006 and the $150.0 million of 9.1 percent senior subordinated notes due June 2011 contain various restrictive covenants that include, among other things, limitations on additional indebtedness; change of control; transactions with affiliates; liens and guarantees; dividends and distributions; sale of assets; modification of debt instruments; transactions with affiliates; and inventory. At June 30, 2006, the Company was in compliance with these covenants.

The $150.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At June 30, 2006, the Company was in compliance with these covenants.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

During the second quarter of 2006, the Company terminated its treasury locks to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006. The Company recognized a $9.2 million gain in the second quarter of 2006 related to the termination of these locks. (See Note 9, “Debt.”)

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2006, such notes payable outstanding amounted to $42.0 million, versus $28.5 million at December 31, 2005.

The financial services segment uses cash generated internally and from outside borrowing arrangements to finance its operations. During the fourth quarter of 2005, the financial services segment terminated its revolving credit facility, which was previously used to finance investment portfolio securities. Accordingly, the financial services segment had no borrowings outstanding at June 30, 2006 or December 31, 2005.

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005. At June 30, 2006, $600.0 million remained available under this registration statement due to the issuance of $250.0 million of senior notes in May 2005, of which $100.0 million was applied to a previous shelf registration statement, and the issuance of $250.0 million of senior notes in May 2006. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the six months ended June 30, 2006, the Company repurchased 2,850,000 shares of its outstanding common stock at a cost of approximately $175.0 million. At June 30, 2006, the Company had existing authorization from its Board of Directors to purchase approximately 2.3 million shares at a cost of $101.7 million, based on the Company’s stock price at June 30, 2006. Outstanding shares at June 30, 2006, were 44,254,440, versus 46,833,035 for June 30, 2005, a decrease of 5.5 percent.

The Company believes that its current cash position, cash generation capabilities, amounts available under its revolving credit facility and its ability to access the capital markets in a timely manner with its existing shelf registration statement are adequate to meet its cash needs for the foreseeable future.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At June 30, 2006, the Company had $184.1 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $2.0 billion. Only $53.9 million of the $2.0 billion in land and lot option purchase contracts contain specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, the Company consolidated $207.4 million of inventory not owned at June 30, 2006, $149.1 million of which pertained to land and lot option purchase contracts and $58.3 million of which pertained to three of the Company’s homebuilding joint ventures.(See Note 7, “Variable Interest Entities,” and Note 8, “Investments in Joint Ventures.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

At June 30, 2006, the Company had outstanding letters of credit totaling $173.8 million and development or performance bonds totaling $478.3 million, issued by third parties, to secure performance under various contracts and land or municipal improvement obligations. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its $750.0 million revolving credit facility, its senior notes and its investments in joint ventures. (See Note 8, “Investments in Joint Ventures,” and Note 14, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the six-month period ended June 30, 2006, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than those related to its accounting for stock-based compensation.

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

Outlook

In the first seven months of the year, the Company experienced a decline in sales orders for new homes, as compared to the same period last year. The Company continues to believe its sales orders thus far reflect broader market trends toward a softening in demand for residential housing. Nearly all markets have been affected by reduced buyer demand and higher cancellation rates, leading to a buildup of new and resale home inventories. At June 30, 2006, the Company’s backlog of orders for new homes totaled 8,151 units, or a projected dollar value of $2.5 billion, and reflected a 17.8 percent decline in dollar volume from June 30, 2005. As a result of these trends, the Company projects its diluted earnings per share will be between $7.75 and $8.25 for the fiscal year ending December 31, 2006.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk since December 31, 2005. For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.   Controls and Procedures

At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2006, and has concluded that there was no change during the quarterly period ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   Other Information

Item 1.   Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On January 15, 2004, a securities class action was filed against the Company and two of its officers in the United States District Court for the Northern District of Texas. The action alleges violations of the federal securities laws in connection with the disclosure by the Company of new home sales for the fourth quarter of 2003. In September 2005, the Court dismissed the action because the lead plaintiff previously selected by the Court had failed to state a claim upon which relief could be granted. As a result, the Court also dismissed the class action complaint. Subsequently, a different member of the purported class asked to be substituted as a new lead plaintiff. In June 2006, the Court granted that request and reinstated the action. The defendants believe that the Court erred in doing so and has asked the Court to certify the issue for an immediate appeal to the United States Court of Appeals for the Fifth Circuit. The new lead plaintiff has opposed that request. The Court has yet to rule.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its own equity securities during the six months ended June 30, 2006:

			Total Number
			of Shares	Approximate Dollar
	Total		Purchased as Part	Value of Shares that
	Number of	Average	of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	Per Share	or Programs	Plans or Programs

January 1 – 31	110,000	$72.85	110,000	$268,691,465
February 1 – 28	600,000	69.11	600,000	227,226,200
March 1 – 31	325,000	68.87	325,000	204,842,315
April 1 – 30	300,000	65.63	300,000	185,153,580
May 1 – 31	1,315,000	55.84	1,315,000	111,727,083
June 1 – 30	200,000	50.01	200,000	101,724,373

Total	2,850,000	$61.40	2,850,000

On December 22, 2004, the Company announced that it had received authorization from its Board of Directors to purchase 2.0 million additional shares of its common stock in open-market transactions.  During the six-month period ended June 30, 2006, 380,626 shares were repurchased in accordance with this authorization.  At June 30, 2006, there were no remaining shares available for purchase in accordance with this authorization.

On December 12, 2005, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $250.0 million.  During the six-month period ended June 30, 2006, 2.5 million shares were repurchased in accordance with this authorization.  At June 30, 2006, there was approximately $101.7 million, or 2.3 million shares, available for purchase based on the Company’s stock price on that date.  This authorization does not have an expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 26, 2006.  Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year; approve The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan; consider two stockholder proposals; and to ratify the appointment of Ernst & Young LLP as Ryland’s independent auditors for the fiscal year ending December 31, 2006.

Proxies representing 41,972,396 shares of common stock eligible to vote at the meeting, or 91.2 percent of the 46,043,294 outstanding shares, were voted.

The 11 incumbent directors nominated by the Company were re-elected.  The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld

R. Chad Dreier	41,880,455	91,941
Daniel T. Bane	41,928,266	44,130
Leslie M. Frécon	39,006,009	2,966,387
Roland A. Hernandez	40,009,644	1,962,752
William L. Jews	27,669,205	14,303,191
Ned Mansour	41,929,454	42,942
Robert E. Mellor	27,486,876	14,485,520
Norman J. Metcalfe	27,676,000	14,296,396
Charlotte St. Martin	27,679,309	14,293,087
Paul J. Varello	41,916,879	55,517
John O. Wilson	41,912,675	43,949

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan was approved by 92.5 percent of the shares voting.  The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
29,340,365	2,367,874	33,361

A proposal from the International Brotherhood of Electrical Workers’ Pension Benefit Fund (a stockholder) requesting stockholder approval of future severance agreements for senior executives that provide benefits exceeding 2.99 times the sum of the executives’ base salary plus bonus was approved by 70.5 percent of the shares voting.  The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
22,331,655	9,366,163	33,361

A proposal from the Indiana State District Council of Laborers and HOD Carriers Pension Fund (a stockholder) requesting stockholder approval of any future extraordinary retirement benefits for senior executives was approved by 57.3 percent of the shares voting.  The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
18,151,546	13,547,331	42,731

The ratification of the appointment of Ernst & Young LLP as Ryland’s independent auditors for the fiscal year ending December 31, 2006, was approved by 99.6 percent of the shares voting.  The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
41,781,402	168,988	22,002

Item 6.  Exhibits

10.1	The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan
(Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

July 31, 2006	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 31, 2006	By:	/s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.
10.1	The Ryland Group, Inc. 2006 Non-Employee Director Plan
(Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)