Form 10-K/A
period 2005-12-31
RYLAND GROUP INC
filed 2006-11-07
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Explanatory Paragraph

This Form 10-K/A is being filed to provide additional segment reporting footnote disclosure related to the Company’s homebuilding operations.  The Company has restated the accompanying consolidated financial statements with revisions to its segment disclosure for all periods presented in order to disaggregate its homebuilding operations into regional reporting segments.  See revised disclosures in Note B, “Segment Information,” to the Consolidated Financial Statements.  Unless otherwise indicated, no information in this Form 10-K/A has been updated from the original filing for any subsequent information or events.

For the convenience of the reader, this Form 10-K/A sets forth the entire 2005 Form 10-K.  However, this Form 10-K/A amends and restates only “Part I. Financial Information, Items 1., 7., 8. and 9A.” of the 2005 Form 10-K, in each case solely to be responsive to a disclosure comment, indicating a preference for additional segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission.  Information previously incorporated by reference from Exhibit 13 to the Form 10-K has been included in this Form 10-K/A and cross-references to such information have been adjusted.  The aforementioned changes to the consolidated financial statements have no effect on the Company’s financial position as of December 31, 2005 and 2004, or its results of operations and cash flows for the fiscal years ended December 31, 2005, 2004 and 2003.

THE RYLAND GROUP, INC.

FORM 10-K/A

PART I

Item 1.                          Business

With headquarters in Southern California, The Ryland Group, Inc., a Maryland corporation (the “Company”), is one of the nation’s largest homebuilders and a leading mortgage-finance company.  The Company is a Fortune 500 company and is traded on the New York Stock Exchange under the symbol “RYL.”  Founded in 1967, the Company has built more than 250,000 homes during its 38-year history.  In addition, Ryland Mortgage Company and its subsidiaries (RMC) has provided mortgage financing and related services for more than 210,000 homebuyers.  The Company consists of six segments: four geographically-determined homebuilding regions; financial services; and corporate.

The Company’s operations span all significant aspects of the homebuying process – from design, construction and sale to mortgage origination, title insurance, escrow and insurance services.  The homebuilding operations are by far the most substantial part of its business, comprising approximately 98 percent of consolidated revenues in fiscal year 2005.  The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.  In addition to building single-family detached homes, the Company’s homebuilding segments also build attached homes, such as town homes and condominiums, including some mid-rise buildings, which share common walls and roofs.  The Company builds homes for entry-level buyers, as well as for first- and second-time move-up buyers.  The Company’s prices range from $92,000 to more than $600,000, with the average price of a Ryland home closed during 2005 being $278,000.  The financial services segment offers mortgage, title, escrow and insurance services to its homeowners and subcontractors.

Over the last 12 years, the Company has concentrated on expanding its operations by investing its available capital into both existing and new markets.  It believes that measured “organic” growth avoids the risk, debt, intangible assets and distractions associated with external acquisitions.  The Company focuses on achieving a high return on invested capital and profitable operations in every one of its markets.  New communities are evaluated based on return and profitability benchmarks, and both senior and local management are incentivized based on their ability to achieve such returns.  Management continually monitors the land acquisition process, sales revenues, margins and returns achieved in each of the Company’s markets as part of its evaluation of the use of its capital.

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

The Company’s national scale has provided increased opportunities for negotiation of volume discounts and rebates from national and regional material suppliers.  Additionally, it has greater access to a lower cost of capital due to the strength and transparency of its balance sheet, as well as to its lending and capital markets relationships.  The Company’s economies of scale and diversification have contributed to significant improvements in its operating margins.

Committed to product innovation, the Company conducts ongoing research into consumer preferences and trends.  It is constantly adapting and improving its house plans, design features, customized options and mortgage programs.  The Company strives to offer value, selection, location and quality to all homebuyers.

The Company is dedicated to building quality homes and customer relationships.  With customer satisfaction as a major priority, it continues to make innovative enhancements designed to attract homebuyers.  During 2005, the Company developed new training programs for service representatives and implemented on-line systems for tracking requests, processing issues and improving customer interaction.  In addition, the Company contracted with Eliant, an organization that analyzes customer feedback, in order to better serve homebuyers’ needs.

The Company enters into land development joint ventures, from time to time, as a means of building lot positions, reducing its risk profile and enhancing its return on capital.  It often partners with developers, other homebuilders or financial investors to develop finished lots for sale to the joint ventures’ members or other third parties.

Aside from being an added value to customers, the financial services segment greatly enhances the Company’s profitability while limiting its risk.  A competitively high capture rate for mortgage financing and other services allows the homebuilder to monitor its backlog and closing process.  Risk is further reduced because substantially all loans are sold on the day they close to a third party, which the third party then services and manages.

Homebuilding

General

Ryland homes are built on-site and marketed in four major geographic regions, or segments.  At December 31, 2005, the Company operated in the following metropolitan areas:

Region/Segment	Major Markets Served
North	Baltimore, Chicago, Cincinnati, Delaware, Indianapolis, Minneapolis and Washington, D.C.
Texas	Austin, Dallas, Houston and San Antonio
Southeast	Atlanta, Charleston, Charlotte, Fort Myers, Greensboro, Greenville, Jacksonville, Orlando and Tampa
West	California’s Central Valley, California’s Inland Empire, Denver, Las Vegas, Phoenix, Sacramento and the San Diego area

The Company has decentralized its operations to provide more flexibility to local division presidents and management teams.  Each of its 22 homebuilding divisions across the country generally consists of a division president, a controller and other management personnel focused on land entitlement, acquisition and development; sales, construction, customer service, and purchasing; as well as accounting and administrative personnel.  The Company’s operations in each of its homebuilding markets may differ due to a number of market-specific factors.  These factors include regional economic conditions and job growth; land availability and local land development; consumer preferences; competition from other homebuilders; and home resale activity.  The Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and capital allocation in existing markets.  The Company’s local management teams are familiar with these factors, and their market experience and expertise are critical in making decisions regarding local operations.

The Company provides oversight and centralizes key elements of its homebuilding business through its corporate and regional offices.  The Company has four regional offices, which generally consist of a region president; a chief financial officer; real estate legal counsel; and other management personnel focused on human resources, marketing and operations.  Regional offices provide oversight and standardization where appropriate.  The staff in each of the Company’s region offices monitors activities by using various operational metrics in order to achieve Company return benchmarks.

Ryland markets attached and detached single-family homes, which are generally targeted to entry-level and first- and second-time move-up buyers.  The Company’s diverse product line is tailored to the local styles and preferences found in each of its geographic markets.  The product line offered in a particular community is determined in conjunction with the land acquisition process and is dependent upon a number of factors, including consumer preferences, competitive product offerings and development costs.  Architectural services are generally outsourced to increase creativity and to ensure that the Company’s home designs are consistent with local market preferences.

Homebuyers are able to customize certain features of their homes by selecting from numerous options and upgrades displayed in the Company’s model homes and design centers.  These design centers, which are conveniently located in most of the Company’s markets, also represent an increasing source of additional revenue and profit for the

Company.  Custom options contributed in excess of 11 percent of revenues in 2005 and significantly higher margins than base homes.

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

The Company, its subcontractors and suppliers maintain insurance, subject to deductibles and self-insured amounts, to protect it against various risks associated with its activities, including, among others, general liability, “all-risk” property, workmans compensation, and automobile and employee fidelity.  The Company accrues for its expected costs associated with the deductibles and self-insured amounts.

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

The Company advertises in newspapers and trade publications, as well as with marketing brochures and newsletters.  It also uses billboards, radio and television advertising, and its Web site to market the location, price range and availability of its homes.  The Company also attempts to operate in conspicuously located communities that permit it to take advantage of local traffic patterns.  Model homes play a significant role in the Company’s marketing efforts, as they create an attractive atmosphere and display options and upgrades.

The Company’s sales contracts typically require an earnest money deposit.  The amount of earnest money required varies between markets and communities.  Additionally, buyers are generally required to pay additional deposits when they select options or upgrade features for their homes.  Most of the Company’s sales contracts stipulate that when homebuyers cancel their contracts with the Company, it has the right to retain their earnest money and option deposits; however, its operating divisions may choose to refund such deposits.  The Company’s sales contracts may also include contingencies that permit homebuyers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified time period.  The Company’s contracts may also include other contingencies, such as the sale of an existing home.  The length of time between the signing of a sales contract for a home and delivery of the home to the buyer may vary, depending on customer preferences, permit approval and construction cycle times.

Customer Service and Warranties

The Company’s operating divisions are responsible for pre-closing quality control inspections and responding to homebuyers’ post-closing needs.  The Company believes that a prompt and courteous response to homebuyers’ needs during and after construction reduces post-closing repair costs, enhances its reputation for quality and service, and ultimately leads to repeat and referral business.  The subcontractors, who perform most of the actual construction, also provide warranties on workmanship.

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

Financial Services

The Company’s financial services segment includes RMC, Ryland Homes Insurance Company (RHIC), LPS Holdings Corporation and its subsidiaries (LPS) and Columbia National Risk Retention Group, Inc. (CNRRG).  The financial services segment provides mortgage-related products and services, as well as insurance services, primarily for the Company’s homebuyers and subcontractors.  By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to capture homebuyers’ loans.

Loan Origination

In 2005, RMC’s mortgage origination operations consisted primarily of the Company’s homebuilder loans, which were originated in connection with the sale of the Company’s homes.  During the year, mortgage operations originated 12,774 loans, totaling approximately $3.1 billion, of which 99.5 percent was for purchases of homes built by the Company and 0.5 percent was for the purchase of homes built by others, the purchase of existing homes or for the refinancing of existing mortgage loans.

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

Title and Escrow Services

Cornerstone Title Company, a wholly-owned subsidiary of RMC and its subsidiaries doing business as Ryland Title Company, provides title services and acts as a title insurance agent primarily for the Company’s homebuyers.  At December 31, 2005, Ryland Title Company had offices in Arizona, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Minnesota, Nevada, North Carolina, Ohio, South Carolina, Texas and Virginia.  The Company also operates Ryland Escrow Company, which performs escrow and loan closing functions for the Company’s homebuyers in California.  During 2005, Ryland Title Company and Ryland Escrow Company provided these services to 96.9 percent of the Company’s homebuyers in the markets in which they operate, compared to 95.9 percent during 2004.

LPS is a wholly-owned subsidiary of the Company and was formed to operate certain limited purpose subsidiaries, including Ryland Escrow Company.

Insurance Services

Ryland Insurance Services, a wholly-owned subsidiary of RMC, provides insurance services to the Company’s homebuyers.  At December 31, 2005, Ryland Insurance Services was licensed to operate in all of the states in which the Company’s homebuilding segments operate.  During 2005, it provided insurance services to 60.4 percent of the Company’s homebuyers, compared to 58.7 percent during 2004.

RHIC is a wholly-owned subsidiary of the Company providing insurance services to the homebuilding segments’ subcontractors in certain markets.

CNRRG is a wholly-owned subsidiary of the Company and some of its affiliates.  CNRRG was formed to directly insure liability risks, specifically homeowners’ warranty coverage, arising in connection with the homebuilding business of the Company and its affiliates.

Corporate

Corporate is a non-operating business segment whose purpose is to support operations.  Corporate departments are responsible for establishing operational policies and internal control standards; implementing strategic initiatives; and monitoring compliance with policies and controls throughout the Company’s operations.  Corporate acts as an internal source of capital and provides financial, human resources, information technology, insurance, legal, marketing, national purchasing and tax compliance services, and performs administrative functions associated with a publicly traded entity.

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

Inventory risk can be substantial for homebuilders.  The market value of land, lots and housing inventories fluctuates as a result of changing market and economic conditions.  The Company must continuously locate and acquire land not only for expansion into new markets, but also for replacement and expansion of land inventory within current markets.  The Company employs various measures, including a corporate land approval process and a continuous review by senior management, designed to control inventory risk.  However, it cannot assure that these measures will avoid or eliminate this risk.

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

Regulatory and Environmental Matters

The homebuilding segments are subject to various local, state and federal laws, ordinances, rules and regulations concerning zoning, building design, construction, stormwater permitting and discharge and similar matters, as well as open space, wetlands and environmentally protected areas.  These include local regulations that impose restrictive zoning and density requirements to limit the number of homes that can be built within the boundaries of a particular area, as well as other municipal or city planning issues.  The Company may also experience periodic delays in homebuilding projects due to regulatory compliance, municipal appeals and other governmental planning processes in any of the areas in which it operates.

RMC is subject to the rules and regulations of FHA, FHLMC, FNMA, VA and the Department of Housing and Urban Development (HUD) with respect to originating, processing and selling mortgage loans.  In addition, there are other federal and state laws and regulations that affect not only these activities, but also RMC’s title, escrow and insurance brokerage operations.  These rules and regulations prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals; require credit reports on prospective borrowers; and fix maximum loan amounts.  RMC is required to submit audited financial statements to various regulatory agencies annually, and each regulatory entity has its own financial requirements.  The Company’s affairs are also subject to examination by these regulatory agencies and by state agencies, at all times, to assure compliance with applicable regulations, policies and procedures.  Mortgage origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act (RESPA), as well as to associated regulations that prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

RHIC is registered and licensed under Section 431, Article 19 of the Hawaii Revised Statutes and is required to meet certain minimum capital and surplus requirements.  Additionally, no dividends may be paid without prior approval of the Hawaii Insurance Commissioner.

Employees

At December 31, 2005, the Company had 3,217 employees.  The Company considers its employee relations to be good.  No employees are represented by a collective bargaining agreement.

Web Site Access to Reports

The Company files annual, quarterly and special reports; proxy statements; and other information with the U.S. Securities and Exchange Commission (SEC) under the Exchange Act.  Any document the Company files may be read at the SEC’s public reference room, Room 1580 at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC toll free at 1-800-SEC-0330 for information regarding its public reference room.  The Company files information electronically with the SEC.  The Company’s SEC filings are available from the SEC’s Web site at www.sec.gov.  Reports, proxy and information statements, and other information regarding issuers that file electronically are readily obtainable there.

Stockholders, securities analysts and others seeking information about the Company’s business operations and financial performance can receive copies of the 2005 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other publications ﬁled with the SEC in Washington, D.C., without charge, by contacting the treasurer’s office at (818) 223-7677; by writing to The Ryland Group, Inc., Investor Relations, 24025 Park Sorrento, Suite 400, Calabasas, California 91302; or via e-mail at investors@ryland.com.  In addition, all filings with the SEC, news releases and quarterly earnings announcements, including live audio and replays of the most recent quarterly earnings conference calls, can be accessed free of charge on the Company’s Web site (www.ryland.com).  Information on the Company’s Web site is not part of this report.  Ryland makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  To retrieve any of this information, go to www.ryland.com, select “Investor Information” and scroll down the page to “SEC Filings.”

Item 1A.                 Risk Factors

If real estate and economic conditions deteriorate, the Company’s revenue may decrease.

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

Inventory risk can be substantial for homebuilders.  The market value of the Company’s land, building lots and housing inventories fluctuates as a result of changing market and economic conditions.  In addition, inventory carrying costs can result in losses in poorly performing projects or markets.  In the event of significant changes in economic or market conditions, the Company may dispose of land or housing inventories on a basis that may result in a loss.  In the course of its business, the Company continuously seeks and makes acquisitions of land for expansion into new markets, as well as for replacement and expansion of land inventory within its current markets.  Although it employs various measures, including its land approval process and continued review by senior management designed to manage inventory risks, the Company cannot assure that these measures will enable it to avoid or eliminate its inventory risk.

Construction costs can fluctuate and impact the Company’s margins.

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

If interest rates rise further, then the Company’s business may decline and profitability may be reduced.

Interest rates can significantly affect the Company’s lines of business.  Higher interest rates affect the ability of buyers to qualify for mortgage financing and decrease demand for new homes.  As a result, rising interest rates can decrease its home sales and mortgage originations.  Further, the level and expected direction of interest rates can adversely affect the profitability of sales.  Any of these factors could have an adverse impact on the Company’s results of operations or financial position.

Because the Company’s industry is highly competitive, others may be more successful and cause its business to decline.

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

The Company’s financial services segment competes with other mortgage bankers to arrange financing for homebuyers.  Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.

Because the Company’s business is subject to various regulatory and environmental limitations, it may not be able to conduct its business as planned.

The Company’s homebuilding segments are subject to various local, state and federal laws, statutes, ordinances, rules and regulations concerning zoning, building design, construction, stormwater permitting and discharge and similar matters, as well as open space, wetlands and environmentally protected areas.  These include local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area, as well as other municipal or city land planning restrictions, requirements or limitations.  The Company may also experience periodic delays in homebuilding projects due to regulatory compliance, municipal appeals and other government planning processes in any of the areas in which it operates.

The Company’s financial services segment is subject to the rules and regulations of FHA, FHLMC, FNMA, VA and HUD with respect to originating, processing, selling and servicing mortgage loans.  Mortgage origination activities are further subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and RESPA and their associated regulations.  These and other federal and state statutes and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for audits, inspections and appraisals, require credit reports on prospective borrowers, fix maximum loan amounts and require the disclosure of certain information concerning credit and settlement costs.  The Company is required to submit audited financial statements annually, and each agency or other entity has its own financial requirements.  The Company’s affairs are also subject to examination by these entities at all times to assure compliance with applicable regulations, policies and procedures.

Natural disasters may have a significant impact on the Company’s business.

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

This report and other Company releases and filings with the SEC may contain forward-looking statements.  The Company generally identifies forward-looking statements using words like “believe,” “intend,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “target,” “estimate,” “foresee,” “goal,” “likely,” “will” or similar statements.  Because these statements reflect its current views concerning future events, these statements involve risks, uncertainties and assumption, including the risks and uncertainties identified in this report.  Actual results may differ significantly from the results discussed in these forward-looking statements.  The Company does not undertake to update its forward-looking statements or risk factors to reflect future events or circumstances.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Properties

The Company leases office space for its corporate headquarters in Calabasas, California and for its IT department and RMC’s operations center in Scottsdale, Arizona.  In addition, the Company leases office space in the various markets in which it operates.

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

Senior Vice President, Controller and Chief Accounting Officer of the Company (since 2004);
Senior Vice President, Controller, Chief Accounting Officer and Chief Information Officer of the Company (2000–2004)

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

There are no family relationships between any director or executive officer, or arrangements or understandings pursuant to which the officers listed above were elected.  For a description of the Company’s employment and severance arrangements with certain of its executive officers, see the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which is filed pursuant to Regulation 14A under the Exchange Act (the “2006 Proxy Statement”).

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information required by this item appears in Part II, Item 8: “Financial Statements and Supplementary Data,” in the section entitled “Quarterly Financial Data” and “Common Stock Prices and Dividends.”

The following is a table summarizing the Company’s purchases of its own equity securities during the 12 months ended December 31, 2005:

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

* Estimate based on shares remaining under previous authorization plus $250.0 million new authorization divided by the Company’s stock price at December 31, 2005.

On December 22, 2004, the Company announced that it had received authorization from its Board of Directors to purchase two million additional shares of its common stock in open-market transactions.  At December 31, 2005, there were 380,626 shares available for purchase in accordance with this authorization.  This authorization does not have an expiration date.

On December 12, 2005, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $250.0 million, or approximately 3.5 million shares based on the Company’s stock price at December 31, 2005.  As of December 31, 2005, no shares had been repurchased in accordance with this authorization.  This authorization does not have an expiration date.

Item 6.                          Selected Financial Data

(in millions, except share data) unaudited	2005	2004	2003	2002	2001
ANNUAL RESULTS
REVENUES
Homebuilding	$4,726	$3,867	$3,355	$2,805	$2,684
Financial services	92	85	89	72	63
TOTAL REVENUES	4,818	3,952	3,444	2,877	2,747
Cost of sales	3,538	2,964	2,616	2,216	2,182
Selling, general and administrative expenses	550	466	419	342	316
Interest expense	1	1	8	10	24
Expense related to early retirement of debt	8	-	5	-	7
Earnings before taxes	721	521	396	309	218
Tax expense	274	201	154	124	86
NET EARNINGS	$447	$320	$242	$185	$132
YEAR-END POSITION
ASSETS
Cash and cash equivalents	$461	$88	$317	$269	$298
Housing inventories	2,580	2,024	1,397	1,100	899
Other assets	346	313	294	289	314
TOTAL ASSETS	3,387	2,425	2,008	1,658	1,511
LIABILITIES
Debt	922	559	574	537	557
Other liabilities and minority interest	1,089	809	609	441	391
TOTAL LIABILITIES	2,011	1,368	1,183	978	948
STOCKHOLDERS’ EQUITY	$1,376	$1,057	$825	$680	$563
PER COMMON SHARE DATA
NET EARNINGS
Basic	$9.52	$6.72	$4.86	$3.51	$2.47
Diluted	9.03	6.36	4.56	3.32	2.32
DIVIDENDS DECLARED	$0.30	$0.21	$0.08	$0.04	$0.04
STOCKHOLDERS’ EQUITY PER SHARE	$29.68	$22.32	$16.98	$13.46	$10.65
OTHER FINANCIAL DATA
EBITDA[1]	$810	$603	$478	$384	$311
EBITDA/interest incurred[2]	12.2X	11.3X	9.5X	7.8X	5.6X
Return on beginning equity[3]	42.3%	38.9%	35.5%	33.0%	29.1%
Debt-to-total capital[4]	40.1%	34.6%	41.0%	44.1%	49.7%

1EBITDA (earnings before interest, taxes, depreciation and amortization) is a measure commonly used in the homebuilding industry and is presented to assist in understanding the ability of the operations of The Ryland Group, Inc. and its subsidiaries (“the Company”) to generate cash beyond that which is needed to service existing interest requirements and ongoing tax obligations.  EBITDA equals net earnings before (a) interest expense; (b) previously capitalized interest amortized to cost of sales; (c) income taxes; and (d) depreciation and amortization.  EBITDA is not a financial measure recognized in accordance with generally accepted accounting principles (GAAP).  EBITDA should neither be considered an alternative to net earnings determined in accordance with GAAP as an indicator of operating performance nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

2EBITDA/interest incurred is calculated as EBITDA (defined above) divided by total interest incurred, which is the sum of interest expense and capitalized interest for the period.

3Return on beginning equity is calculated as net earnings divided by total stockholders’ equity at the beginning of the period.

4Debt-to-total capital is calculated as debt divided by the sum of debt and total stockholders’ equity.

The following table sets forth the computation of EBITDA for each period presented.

	YEAR ENDED DECEMBER 31,
(in thousands)	2005	2004	2003	2002	2001
Earnings before taxes	$721,051	$521,212	$396,217	$309,340	$218,336
Interest expense	738	1,227	7,523	9,391	23,652
Capitalized interest amortized to cost of sales	45,483	41,764	38,263	32,162	31,878
Depreciation and amortization	43,166	38,519	36,436	32,670	37,068
EBITDA	$810,438	$602,722	$478,439	$383,563	$310,934

A reconciliation of EBITDA to net cash provided by operations, the most directly comparable GAAP measure, is provided below for each period presented.

	YEAR ENDED DECEMBER 31,
(in thousands)	2005	2004	2003	2002	2001
Net cash provided by (used for) operating activities	$216,264	$(78,471)	$139,471	$87,715	$182,736
Increase in inventory	490,971	585,562	239,989	200,623	10,984
Tax expense	273,999	200,667	154,525	123,736	86,243
Interest expense	738	1,227	7,523	9,391	23,652
Capitalized interest amortized to cost of sales	45,483	41,764	38,263	32,162	31,878
Net change in other assets, payables and other liabilities	(194,220)	(119,632)	(83,299)	(52,866)	(22,404)
Tax benefit from exercise of stock options and vesting of restricted stock	(30,505)	(17,475)	(17,120)	(12,103)	(8,337)
Other	7,708	(10,920)	(913)	(5,095)	6,182
EBITDA	$810,438	$602,722	$478,439	$383,563	$310,934

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

NOTE: Certain statements in this annual report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent the Company’s expectations and beliefs concerning future events, and no assurance can be given that the results described in this annual report will be achieved.  These forward-looking statements can generally be identified by the use of statements that include words such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “should,” “target,” “will” or other similar words or phrases.  All forward-looking statements contained herein are based upon information available to the Company on the date of this annual report.  Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                                  the risk factors set forth in the Company’s most recent Annual Report on Form 10-K/A; and

•                                  other factors over which the Company has little or no control.

The discussion in the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2005, 2004 and 2003 reflects a restatement to contain expanded disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131) “Disclosures About Segments of an Enterprise and Related Information.”  The Company had historically aggregated its homebuilding operating segments into a single, national reportable segment, but has restated its segment disclosure to include four homebuilding reportable segments for the years ended December 31, 2005, 2004 and 2003.  (See Note B “Segment Information.”)  The restatement has no impact on the Company’s consolidated balance sheets as of December 31, 2005 and 2004, or consolidated statements of earnings and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of stockholders’ equity for the years ended December 31, 2005, 2004 and 2003.

Results of Operations

Earnings, revenues, new orders and deliveries of homes reached record-breaking highs for the seventh consecutive year in 2005.  These trends were indicative of another year of favorable economic and demographic environments, as well as of the Company’s ability to deliver a competitive product in superior locations while achieving higher relative economies through cost-saving initiatives.  In 2005, the Company’s internally generated top- and bottom-line growth was fueled by increased volume and operating profits.  The Company improved its Fortune 500 ranking and maintained its investment-grade rating while lowering the average interest rate on its debt.  The Company continues to make significant investments in new marketing initiatives, product development, customer service, training and technology, all of which are critical to streamlining processes and improving the customer’s experience.

NET EARNINGS		DILUTED EARNINGS		EBITDA
(in millions)		PER SHARE		(in millions)
2003	$ 242	2003	$ 4.56	2003	$ 478
2004	$ 320	2004	$ 6.36	2004	$ 603
2005	$ 447	2005	$ 9.03	2005	$ 810

The Company reported consolidated net earnings of $447.1 million, or $9.03 per diluted share, for 2005, compared to $320.5 million, or $6.36 per diluted share, for 2004 and $241.7 million, or $4.56 per diluted share, for 2003.  These net earnings increases resulted from higher revenues, increased operating margins and decreased expenses for its homebuilding operations.

The Company’s revenues reached a historical high of $4.8 billion for 2005, up 21.9 percent from $4.0 billion for 2004.  Total revenues for 2004 exceeded 2003 levels by $507.7 million, or 14.7 percent.  Homebuilding pretax operating margins increased to 15.8 percent for 2005, compared to 13.6 percent for 2004 and 11.8 percent for 2003.

EBITDA was $810.4 million for the year ended December 31, 2005, compared to $602.7 million and $478.4 million for the same period in 2004 and 2003, respectively.  The Company’s ratio of EBITDA to interest incurred improved to 12.2 for the year ended December 31, 2005, compared to 11.3 for 2004 and 9.5 for 2003.

The Company generated significantly more cash flow from its operational growth and continued to position itself for expansion in 2006 with a 24.5 percent increase in inventory owned and 75,671 lots under control, or a projected four- to five-year supply.  Its balance sheet exemplifies strength, low risk and transparency.  Goodwill of $18.2 million was among the lowest in the industry.  The Company’s debt-to-capital ratio was 40.1 percent at December 31, 2005, despite adding $353.0 million of new low-rate financing during the year.

Stockholders’ equity increased 30.2 percent, or $319.2 million, during 2005, compared to an increase of 28.2 percent, or $232.3 million, during 2004.  As a result of balancing cash outlays among achieving growth objectives, common stock repurchases and increasing dividends, stockholders’ equity per share increased 33.0 percent, to $29.68 in 2005, compared to $22.32 in 2004.  The Company’s book value at December 31, 2005, was 98.7 percent tangible.  The

Company is not a significant participant in off-balance sheet type financing outside of traditional option contracts with land developers, and its investments in joint ventures represent less than one percent of its total assets.

RETURN ON		RETURN ON		STOCKHOLDERS’
EQUITY		CAPITAL		EQUITY PER SHARE
2003	35.5%	2003	22.1%	2003	$ 16.98
2004	38.9%	2004	24.8%	2004	$ 22.32
2005	42.3%	2005	29.4%	2005	$ 29.68

During 2005, the Company continued to deliver superior returns to stockholders while maintaining its strategically low-risk model.  In addition, it has focused on developing competitive advantages through training and technology initiatives.  Revenues grew 21.9 percent, net earnings increased 39.5 percent, diluted earnings per share improved 42.0 percent, EBITDA increased 34.5 percent, return on beginning equity was 42.3 percent, return on beginning capital5 was 29.4 percent and inventory was turned 1.5 times.  Dividends declared were doubled for the second time in two years.  The Company’s returns remained among the highest in the industry and Fortune 500 companies.  The Company’s credit quality continues to improve, and its financial position is stronger than at any time in its history.

Homebuilding Overview

The Company’s homebuilding operations consist of four regional reporting segments: North, Texas, Southeast and West.

New orders represent sales contracts that have been signed by the homebuyer and approved by the Company, subject to cancellation.  The dollar value of new order contracts increased $702.5 million, or 15.8 percent, to $5.1 billion at December 31, 2005, from $4.4 billion at December 31, 2004 and $3.6 billion at December 31, 2003.  Unit orders increased 3.8 percent in 2005 and 11.1 percent in 2004.  The Company continued to diversify geographically as newer markets in the West and Southeast contributed more significant gains during the year.

NEW ORDER				OUTSTANDING
DOLLARS				CONTRACT DOLLARS		OUTSTANDING
(in millions)		NEW ORDERS		(in millions)		CONTRACTS
2003	$ 3,584	2003	15,197	2003	$ 1,473	2003	5,841
2004	$ 4,433	2004	16,880	2004	$ 2,115	2004	7,620
2005	$ 5,136	2005	17,517	2005	$ 2,622	2005	8,464

The combined homebuilding operations reported pretax earnings of $744.2 million for 2005, compared to $525.5 million for 2004 and $395.0 million for 2003.  Homebuilding results in 2005 increased from 2004, primarily due to higher average closing prices, gross profit margins and closing volume.  Homebuilding results in 2004 increased from 2003, primarily due to these same factors.

Homebuilding revenues increased 22.2 percent for 2005, compared to 2004, due to a 10.4 percent increase in closings and a 10.8 percent increase in average closing price.  The rise in closings in 2005 was due to a higher backlog at the beginning of the year and a 3.8 percent increase in new home orders during the year.  Homebuilding revenues increased 15.3 percent for 2004, compared to 2003, due to a 2.6 percent increase in closings and a 12.1 percent increase in average closing price.  The increase in closings in 2004 was due to a higher backlog at the beginning of the year and an 11.1 percent increase in new home orders during the year.

5Return on beginning capital is calculated by dividing net earnings before tax-affected interest by the sum of beginning debt and total stockholders’ equity

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land and lot sales during the year.  Homebuilding revenues for the year ended December 31, 2005, included $96.9 million from land and lot sales, compared to revenues of $74.2 million for 2004 and $56.0 million for 2003, which contributed net gains of $23.9 million, $25.2 million and $10.5 million to pretax earnings in 2005, 2004 and 2003, respectively.

GROSS PROFIT		SG&A		PRETAX EARNINGS
MARGIN		EXPENSE		MARGIN
2003	22.1%	2003	10.1%	2003	11.8%
2004	23.2%	2004	9.8%	2004	13.6%
2005	25.2%	2005	9.4%	2005	15.8%

Gross profit margins from home sales averaged 25.2 percent for 2005, an increase from 23.2 percent for 2004 and 22.1 percent for 2003.  The improvements were primarily attributable to sales prices rising at a greater rate than costs, savings from purchasing initiatives, and a change in closing-volume mix, with an increased percentage of closings in higher-margin markets during 2005.  The Company generated the strongest gross margins in its Baltimore, California, Las Vegas, Orlando, Phoenix, Tampa and Washington, D.C., markets, while its Dallas and Ohio Valley markets were the most challenging.

Selling, general and administrative expenses, as a percentage of revenue, were 9.4 percent for 2005, 9.8 percent for 2004 and 10.1 percent for 2003.  Selling, general and administrative expenses, as a percentage of revenue, decreased from prior year levels for 2005 and 2004, primarily as a result of leverage obtained through a substantial increase in closings in the Atlanta, Charlotte, Inland Empire, Jacksonville, Las Vegas, Phoenix and Texas markets, which was accompanied by more modest increases in marketing and general and administrative expenses, partially offset by higher incentive compensation expense resulting from improved earnings.

Interest expense for the year ended December 31, 2004, was $0.2 million.  Interest expense decreased $5.8 million in 2004, compared to 2003.  In 2005, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during the period.  The rise in capitalized interest resulted from increased development activity.

Homebuilding Segments Information

New orders for 2005 increased 12.2 percent in Texas and 12.4 percent in the Southeast, but decreased 1.9 percent in the North and 7.2 percent in the West.  In 2005, new order trends were generally driven by historically low interest rates and expansion plans but declined slightly in the fourth quarter in the North and West regions, due, in part, to increased price appreciation having a moderating effect on consumer demand, and in Las Vegas to product shortages resulting, in part, from delays in development, processing and approval times for new projects.  New orders for 2004 increased 0.8 percent in the North, 5.0 percent in Texas, 7.8 percent in the Southeast and 37.4 percent in the West.  Positive new order trends in 2004 were driven by low interest rates and corresponding robust market conditions; expansion plans; a renewed focus on Internet marketing and customer-relations management; and a proactive approach to maintaining an adequate supply of competitively priced product and lots.

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
NEW ORDERS
Units
North	4,333	4,419	4,385
Texas	3,702	3,299	3,141
Southeast	5,630	5,009	4,648
West	3,852	4,153	3,023
Total	17,517	16,880	15,197

CLOSINGS
Units
North	4,367	4,349	4,393
Texas	3,365	3,116	3,291
Southeast	4,887	4,374	4,216
West	4,054	3,262	2,824
Total	16,673	15,101	14,724
Average closing price (in thousands)
North	$310	$288	$259
Texas	177	165	159
Southeast	254	230	208
West	356	312	270
Total	278	251	224
	DECEMBER 31,
	2005	2004	2003
OUTSTANDING CONTRACTS
Units
North	1,774	1,808	1,738
Texas	1,329	992	809
Southeast	3,601	2,858	2,223
West	1,760	1,962	1,071
Total	8,464	7,620	5,841
Dollars (in millions)
North	$571	$568	$503
Texas	259	173	142
Southeast	1,106	725	508
West	686	649	320
Total	$2,622	$2,115	$1,473
Average price (in thousands)
North	$322	$314	$289
Texas	195	175	175
Southeast	307	254	229
West	390	331	299
Total	310	278	252

The Company experiences seasonal variations in its quarterly operating results and capital requirements.  Historically, new order activity is higher in the spring and summer months.  As a result, it typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of its fiscal year.  This is primarily due to the preference of many homebuyers to act during those periods.

Outstanding contracts denote the Company’s backlog of homes sold but not closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  At December 31, 2005, the Company had outstanding contracts for 8,464 units, representing the highest year-end backlog in its history and an 11.1 percent increase over year-end 2004.

The $2.6 billion value of outstanding contracts increased 24.0 percent from December 31, 2004 due, in part, to an 11.5 percent increase in average sales price.  Average sales price increases resulted, in part, from a change in mix that was weighted toward higher-priced markets.  Outstanding contracts at December 31, 2005, represented over 45 percent of 2006 targeted closings.

Results of operations for the homebuilding segments are summarized as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2005	2004	2003
North
Revenues	$1,388,208	$1,284,361	$1,157,417
Expenses
Cost of sales	1,023,752	938,045	857,147
Selling, general and administrative expenses	123,273	111,858	112,578
Interest expense	-	67	1,675
Total Expenses	1,147,025	1,049,970	971,400
Pretax Earnings	$241,183	$234,391	$186,017
Texas
Revenues	$619,332	$533,276	$532,144
Expenses
Cost of sales	509,818	438,238	431,901
Selling, general and administrative expenses	65,206	58,131	59,643
Interest expense	-	40	1,059
Total Expenses	575,024	496,409	492,603
Pretax Earnings	$44,308	$36,867	$39,541
Southeast
Revenues	$1,258,373	$1,011,494	$892,351
Expenses
Cost of sales	962,634	796,071	710,335
Selling, general and administrative expenses	116,497	106,399	90,723
Interest expense	-	60	1,841
Total Expenses	1,079,131	902,530	802,899
Pretax Earnings	$179,242	$108,964	$89,452
West
Revenues	$1,459,838	$1,037,955	$773,538
Expenses
Cost of sales	1,041,399	791,733	616,592
Selling, general and administrative expenses	138,962	100,947	75,505
Interest expense	-	43	1,457
Total Expenses	1,180,361	892,723	693,554
Pretax Earnings	$279,477	$145,232	$79,984
Total
Revenues	$4,725,751	$3,867,086	$3,355,450
Expenses
Cost of sales	3,537,603	2,964,087	2,615,975
Selling, general and administrative expenses	443,938	377,335	338,449
Interest expense	-	210	6,032
Total Expenses	3,981,541	3,341,632	2,960,456
Pretax Earnings	$744,210	$525,454	$394,994

GROSS PROFIT MARGINS BY REGION/SEGMENT

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Housing gross profit margins
North	26.5%	26.6%	26.1%
Texas	17.9	17.6	18.8
Southeast	23.4	21.3	20.2
West	28.4	23.6	20.5
Total	25.2	23.2	22.1

Homebuilding Segments 2005 versus 2004

North – Homebuilding revenues increased by 8.1 percent from $1.3 billion in 2004 to $1.4 billion in 2005, primarily due to an increase in the number of homes delivered in the Twin Cities market and an increase in the average sales price of homes delivered in all of the markets in this segment.

Texas – Homebuilding revenues increased by 16.1 percent from $533.3 million in 2004 to $619.3 million in 2005, primarily due to an increase in the number of homes delivered and an increase in the average sales price of homes delivered.  Gross margins on home sales were 17.9 percent in 2005, compared to 17.6 percent in 2004.

Southeast – Homebuilding revenues were $1.3 billion in 2005, compared to $1.0 billion in 2004, an increase of 24.4 percent, primarily due to an increase in the number of homes delivered and an increase in the average sales price of homes delivered of 10.4 percent.  Gross margins on home sales were 23.4 percent in 2005, compared to 21.3 percent in 2004.  Gross margins on home sales increased in 2005 primarily due to rising demand and sales prices.

West – Homebuilding revenues increased $421.9 million, or 40.6 percent, to $1.5 billion in 2005, compared to $1.0 billion in 2004, primarily due to an increase in the number of homes delivered in Inland Empire, Las Vegas and Phoenix and a 14.1 percent increase in the average sales price of homes delivered.  Gross margins from home sales were 28.4 percent in 2005, compared to 23.6 percent in 2004.  Gross margins on home sales increased in 2005 due to a significant rise in price appreciation.

Homebuilding Segments 2004 versus 2003

North – Homebuilding revenues increased by 11.0 percent from $1.2 billion in 2003 to $1.3 billion in 2004, primarily due to an increase in the average sales price of homes delivered in all of the markets in this region.  Gross margins on home sales were 26.6 percent in 2004, compared to 26.1 percent in 2003.  Gross margins on home sales increased in 2004 primarily attributable to sales prices rising at a greater rate than costs.

Texas – Homebuilding revenues were relatively flat from $532.1 million in 2003 to $533.3 million in 2004, primarily due to a 5.3 percent decrease in the number of homes delivered in Texas, offset by an increase in the average sales price of homes delivered.  Gross margins on home sales were 17.6 percent in 2004, compared to 18.8 percent in 2003.  Gross margins on home sales decreased in 2004 primarily due to lower margins in the Dallas market.

Southeast – Homebuilding revenues were $1,011.5 million in 2004, compared to $892.4 million in 2003, an increase of 13.4 percent, primarily due to a 3.7 percent increase in the number of homes delivered and a 10.6 percent increase in the average sales price of homes delivered in this region.  Gross margins on home sales were 21.3 percent in 2004, compared to 20.2 percent in 2003.

West – Homebuilding revenues increased $264.4 million, or 34.2 percent, to $1,038.0 million in 2004, compared to $773.5 million in 2003, primarily due to a 15.5 percent increase in the number of homes delivered in the region and a 15.6 percent increase in the average sales price of homes delivered in this region.  Gross margins from home sales were 23.6 percent in 2004, compared to 20.5 percent in 2003.  Gross margins on home sales increased in 2004 due to a significant rise in price appreciation.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as insurance services to its homebuyers and subcontractors.  By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to capture homebuyers’ loans.  In addition to being a valuable asset to customers, the financial services segment greatly enhances the Company’s profitability.  Providing mortgage financing and other services to its customers allows the homebuilder to better monitor its backlog and closing process.  Substantially all loans are sold within one business day of the date they close to a third party, which the third party then services and manages.  Insurance services provide  subcontractors with construction-related insurance in the western markets. Additionally, this segment provides insurance for liability risks, specifically homeowners’ warranty coverage arising in connection with the homebuilding business of the Company and its affiliates.

In 2005, RMC’s mortgage origination operations consisted primarily of the Company’s homebuilder loans, which were originated in connection with the sale of the Company’s homes.  The number of mortgage originations was 12,774 for 2005, compared to 11,920 for 2004 and 11,983 for 2003.  During 2005, total dollar originations were approximately $3.1 billion, of which 99.5 percent was for purchases of homes built by the Company and 0.5 percent was for purchases of homes built by others, purchases of existing homes or for the refinancing of existing mortgage loans.  The capture rate of mortgages originated for customers of the homebuilding operations was 81.9 percent in 2005, compared to 84.2 percent in 2004 and 85.4 percent in 2003.

The financial services segment reported pretax earnings of $59.4 million for 2005, compared to $56.7 million for 2004 and $62.4 million for 2003.  The increase in 2005 was primarily due to a 7.2 percent increase in loans originated and a rise in average loan size, as well as increased profitability from title, escrow and insurance operations.  The decrease in 2004 from 2003 was primarily due to lower gains on the sale of mortgages and loan servicing rights, which resulted from an increase in less profitable adjustable-rate mortgage product and a more competitive marketplace, partially offset by an increase in average loan size and a gain from the sale of a portion of the investment portfolio.

Revenues for the financial services segment were $91.8 million for 2005, compared to $84.7 million for 2004.  This increase was primarily attributable to increased revenues from loan origination activities and title, escrow and insurance operations, partially offset by reduced interest income from the declining investment portfolio.  In 2004, revenues for the financial services segment decreased 4.4 percent to $84.7 million from 2003 due to reduced gains on the sale of mortgages and loan servicing rights, which resulted from an increase in less profitable adjustable-rate mortgage product and a more competitive marketplace, partially offset by increased revenues from title, escrow and insurance operations and a gain from the sale of a portion of the investment portfolio.

FINANCIAL SERVICES’ STATEMENT OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands)	2005	2004	2003

REVENUES
Net gains on sales of mortgages and mortgage servicing rights	$45,918	$45,040	$53,938
Title/escrow/insurance	28,489	23,740	18,651
Net origination fees	15,032	10,768	10,731
Interest
Mortgage-backed securities and notes receivable	1,375	2,639	4,274
Other	844	935	1,068
Total interest	2,219	3,574	5,342
Gain on sale of investments	142	1,074	-
Other	15	539	17
TOTAL REVENUES	91,815	84,735	88,679
EXPENSES
General and administrative	31,704	27,016	24,765
Interest	738	1,017	1,491
TOTAL EXPENSES	32,442	28,033	26,256
PRETAX EARNINGS	$59,373	$56,702	$62,423
Ryland Homes origination capture rate	81.9%	84.2%	85.4%
Mortgage-backed securities and notes receivable average balance	$7,365	$18,603	$33,000

General and administrative expenses increased for the year ended December 31, 2005, compared to 2004, primarily as a result of additional expenses incurred in supporting expansion of both the Company’s homebuilding operations and its title and insurance operations.  General and administrative expenses rose for the year ended December 31, 2004, compared to 2003, primarily as a result of these same factors.

Interest expense decreased 27.4 percent for the year ended December 31, 2005, compared to 2004, following a continued decline in bonds payable and short-term notes payable, which resulted from continued runoff of the underlying collateral and from the sale and redemption of portions of the Company’s mortgage-backed securities portfolio.  In 2004, interest expense decreased 31.8 percent, compared to 2003.  This was due, in part, to the sale of a portion of the investment portfolio in 2003, the proceeds from which were used to pay off the Company’s repurchase facility.

Corporate

Corporate expenses were $74.3 million for 2005, $60.9 million for 2004 and $56.1 million for 2003.  Corporate expenses for 2005 and 2004 rose primarily as a result of an increase in support and training costs commensurate with anticipated growth; a rise in incentive compensation, which was due to increases in the Company’s results and financial performance; and costs incurred as a result of the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company ended the year with $461.4 million in cash, no borrowings against its revolving credit facility and a lower cost of funds.

In 2005, the Company recorded expenses of approximately $8.3 million associated with the redemption of its $150.0 million 9.8 percent senior notes due September 2010 at a stated call price of 104.9 percent of the principal amount.

In 2003, the Company recorded expenses of approximately $5.1 million associated with the redemption of its $100.0 million 8.3 percent senior subordinated notes due April 2008 at a stated call price of 104.1 percent of the principal amount.

Investments in Joint Ventures

At December 31, 2005, the Company had an interest in 13 active joint ventures in the Atlanta, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets, three of which were consolidated.  These joint ventures exist for the purpose of acquisition and co-development of lots, which are then sold to the Company, its joint venture partners or others, at market prices.  Depending on the number of joint ventures and the level of activity in the entities, annual earnings from the Company’s investment in joint ventures will vary significantly.  The Company recognized its proportionate share of earnings, which totaled $315,000 from unconsolidated joint ventures in 2005, compared to earnings of $5.8 million in 2004 and losses of $94,000 in 2003.  The increase in 2004 was primarily attributable to a $5.4 million gain on the sale of land to a third party in one joint venture in Atlanta.  The Company’s investment in unconsolidated joint ventures was $10.2 million at December 31, 2005, compared to $2.5 million at December 31, 2004.  (See “Investments in Joint Ventures” in Note A, “Summary of Significant Accounting Policies.”)

Income Taxes

Income taxes for fiscal years 2005, 2004 and 2003 were provided at effective tax rates of 38.0 percent, 38.5 percent and 39.0 percent, respectively.  The decrease in the effective tax rate for 2005 was primarily due to a new tax deduction on qualified production activities created by the American Jobs Creation Act of 2004, while the 2004 decrease was primarily due to a reduction in nondeductible compensation.  (See Note G, “Income Taxes.”)

Financial Condition and Liquidity

Cash requirements for the Company are generally provided from internally generated funds and outside borrowings.

Net earnings provided cash flows of $447.1 million in 2005, $320.5 million in 2004 and $241.7 million in 2003, primarily as a result of volume growth and increased operating margins.  Net proceeds from the issuance of long-term debt were $353.0 million during 2005.  Additionally, net changes in other assets, payables and other liabilities provided $194.2 million in 2005, $119.6 million in 2004 and $83.3 million in 2003.  The cash provided was invested principally in inventory of $491.0 million, $585.6 million and $240.0 million in 2005, 2004 and 2003, respectively, as well as in stock repurchases of $176.2 million, $118.3 million and $130.9 million in 2005, 2004 and 2003, respectively.  Dividends totaled $0.30, $0.21 and $0.08 per share for the annual periods ended December 31, 2005, 2004 and 2003, respectively.  Effective in the fourth quarter of 2005, the Company’s quarterly common stock dividend was increased to $0.12 per share from the previous quarterly common stock dividend of $0.06 per share.  During 2005, stockholders’ equity rose $319.2 million, while debt increased $363.0 million, increasing the Company’s leverage.

STOCKHOLDERS’
EQUITY		DEBT		DEBT-TO-CAPITAL
(in millions)		(in millions)		RATIO
2003	$ 825	2003	$ 574	2003	41.0%
2004	$ 1,057	2004	$ 559	2004	34.6%
2005	$ 1,376	2005	$ 922	2005	40.1%

Consolidated inventories owned by the Company increased to $2.3 billion at December 31, 2005, from $1.9 billion at December 31, 2004.  The Company attempts to maintain a projected four- to five-year supply of land, with half or more controlled through options.  At December 31, 2005, the Company controlled 75,671 lots, with 30,201 lots owned and 45,470 lots, or 60.1 percent, under option.  The Company has historically funded the acquisition of land and exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility.  The Company expects these sources to continue to be adequate to fund future obligations with regard to land acquisition and exercise of land options; therefore, it does not anticipate that the exercise of land options will have a material adverse effect on its liquidity.  In an effort to increase liquidity, models have been sold and leased back on a selective basis.  The Company owned 80.7 percent of its model homes at December 31, 2005.

The homebuilding segments’ borrowings include senior notes, senior subordinated notes, an unsecured revolving credit facility and nonrecourse secured notes payable.  Senior and senior subordinated notes outstanding totaled $893.5 million at December 31, 2005, compared to $540.5 million at December 31, 2004.

The Company used its $500.0 million unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary.  There were no borrowings under the facility at either December 31, 2005 or 2004.  Under this facility, the Company had letters of credit outstanding which totaled $185.6 million at December 31, 2005, and $131.3 million at December 31, 2004.  Unused borrowing capacity under this facility was $314.4 million and $368.7 million at December 31, 2005 and 2004, respectively.

On January 12, 2006, the Company entered into a $750.0 million unsecured revolving credit facility.  The new credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments.  The $750.0 million credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings are determined by reference to LIBOR, with margins determined based on changes in its leverage ratio and credit ratings, or to an alternate base rate.  The credit agreement contains various customary affirmative, negative and financial covenants.  The credit agreement replaces the Company’s prior $500.0 million revolving credit facility and will be used for general corporate purposes.  (See Note F, “Debt” and Note L, “Subsequent Event.”)

In 2005, the Company redeemed $150.0 million of 9.8 percent senior notes due September 2010, of which it owned $3.0 million.  The notes were redeemed at a price of $1,048.75 per $1,000 notes outstanding, plus accrued and unpaid semiannual interest of $48.75 per $1,000 notes, for an aggregate of $164.6 million paid to holders of record.  The Company recorded $8.3 million of expenses related to the early retirement of debt.

The $100.0 million of 8.0 percent senior notes due August 2006 and $143.5 million of 9.1 percent senior subordinated notes due June 2011 contain various restrictive covenants that include, among other things, limitations on additional indebtedness; change of control; transactions with affiliates; liens and guarantees; dividends and distributions; sale of assets; modification of debt instruments; transactions with affiliates; and inventory.  At December 31, 2005, the Company was in compliance with these covenants.

The $150.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At December 31, 2005, the Company was in compliance with these covenants.

In September 2005, the Company entered into treasury interest rate locks (treasury locks) which terminate in 2006 to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006.  (See Note D, “Derivative Instruments.”)

To finance land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At December 31, 2005, such notes payable outstanding amounted to $28.5 million, compared to $8.0 million at December 31, 2004.

The financial services segment uses cash generated internally and from outside borrowing arrangements to finance its operations.  During the fourth quarter of 2005, the financial services segment terminated its revolving credit facility, which was previously used to finance investment portfolio securities.  Accordingly, the financial services segment had no borrowings outstanding at December 31, 2005.  Borrowings of the financial services segment outstanding under the agreement were $10.5 million at December 31, 2004.

Although the Company no longer issues mortgage-backed securities and mortgage-participation securities, some of its limited-purpose subsidiaries continued to hold collateral for previously issued mortgage-backed bonds in which the Company maintained a residual interest.  Revenues, expenses and portfolio balances declined as mortgage collateral pledged to secure the bonds decreased due to scheduled payments and prepayments, as well as to the sale and redemption of a majority of the investment portfolio during 2005 and 2004.

The Ryland Group, Inc. did not guarantee the debt of either its financial services segment or its limited-purpose subsidiaries.

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of the Company’s debt and equity securities on April 11, 2005.  At December 31, 2005, $850.0 million remained available under this registration statement due to the issuance of $250.0 million of senior notes in May 2005, of which $100.0 million was applied to the previous shelf registration statement.  The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities.  In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.  The timing and amount of future offerings, if any, will depend on market and general business conditions.

SHARES OF		STOCK OPTIONS		DILUTED AVERAGE
COMMON STOCK		OUTSTANDING AT		COMMON SHARES
REPURCHASED		DECEMBER 31		OUTSTANDING
(in thousands)		(in thousands)		(in thousands)
2003	3,996	2003	6,013	2003	53,044
2004	2,939	2004	5,535	2004	50,379
2005	2,558	2005	4,655	2005	49,491

During 2005, the Company repurchased approximately 2.6 million shares of its outstanding common stock at a cost of approximately $176.2 million.  At December 31, 2005, the Company had existing authorization from its Board of Directors to purchase approximately 381,000 additional shares and a new authorization for shares totaling $250.0 million.  The Company’s stock repurchase program has been funded primarily through internally generated funds.

The Company granted fewer stock options in 2005, which when combined with common stock repurchases, lowered dilution.

The following table provides a summary of the Company’s contractual cash obligations and commercial commitments at December 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	CONTRACTUAL PAYMENTS DUE BY PERIOD
					AFTER
(in thousands)	TOTAL	2006	2007-2008	2009-2010	2010
Debt, principle maturities	$921,970	$119,361	$159,109	$-	$643,500
Interest on debt[1]	303,121	53,032	91,361	79,938	78,790
Operating leases	50,476	10,483	18,579	11,423	9,991
Land option contracts[2]	57,616	14,008	27,648	15,960	-
Total at December 31, 2005	$1,333,183	$196,884	$296,697	$107,321	$732,281

1 Interest on variable rate obligations is based on rates effective at December 31, 2005.

2 Represents obligations under option contracts with specific performance provisions, net of cash deposits.

The Company believes that its current cash position, cash generation capabilities, amounts available under its revolving credit facility and its ability to access the capital markets in a timely manner with its existing shelf registration statement are adequate to meet its cash needs for the foreseeable future.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development.  At December 31, 2005, the Company had $188.5 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $2.1 billion.  Only $60.5 million of the $2.1 billion in land and lot option purchase contracts contain specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” the Company consolidated $239.2 million of inventory not owned at December 31, 2005, $176.4 million of which pertained to land and lot option contracts and $62.8 million of which pertained to three of the Company’s homebuilding joint ventures.  (See “Investments in Joint Ventures” in Note A, “Summary of Significant Accounting Policies.”)

At December 31, 2005, the Company had outstanding letters of credit totaling $185.6 million and development or performance bonds of $428.6 million, issued by third parties, to secure performance under various contracts and land or municipal improvement obligations.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its $750.0 million revolving credit facility, its senior notes, and its investments in joint ventures.  (See “Investments in Joint Ventures” in Note A, “Summary of Significant Accounting Policies” and Note K, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  Listed below are those policies which management believes are critical and require the use of complex judgment in their application.

Management has discussed the critical accounting policies with the Audit Committee of its Board of Directors and the Audit Committee has reviewed the disclosure.  There are items within the financial statements that require estimation but are not considered critical.

Use of Estimates

In budgeting land acquisitions, development and homebuilding construction costs associated with real estate projects, the Company evaluates market conditions; material and labor costs; buyer preferences; construction timing; and provisions for insurance and warranty obligations.  The Company accrues its best estimate of the probable cost for resolution of legal claims.  Estimates, which are based on historical experience and other assumptions, are reviewed continually, updated when necessary and believed to be reasonable under the circumstances.  Management believes that the timing and scope of its evaluation procedures are proper and adequate.  Changes in assumptions relating to such factors, however, could have a material effect on the Company’s results of operations for a particular quarterly or annual period.

Income Recognition

Revenues and cost of sales are recorded at the time each home or lot is closed and title and possession are transferred to the buyer and there is no significant continuing involvement in accordance with Statement of Financial Accounting Standards No. 66 (SFAS 66), “Accounting for Sales of Real Estate.” In order to match revenues with related expenses, land, land development, interest, taxes and other related costs (both incurred and estimated to be incurred in the future) are allocated to the cost of homes closed, based upon the relative sales value basis of the total number of homes to be constructed in each community, in accordance with Statement of Financial Accounting Standards No. 67 (SFAS 67), “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Estimated land, common area development and related costs of master planned communities (including the cost of amenities) are allocated to individual parcels or communities on a relative sales value basis.  Changes to estimated costs, subsequent to the commencement of the delivery of homes, are allocated to the remaining undelivered homes in the community.  Home construction and related costs are charged to the cost of homes closed under the specific-identification method.

Inventory Valuation

Housing projects and land held for development (inventory) and sale are stated at either the lower of cost or net realizable value.  Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes.  It may take one to three years to develop, sell and deliver all of the homes in a typical community.  The Company assesses these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires that long-lived assets and assets held-for-sale be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of housing inventories is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and sales of comparable assets.  Assets held-for-sale are carried at the lower of cost or fair value, less selling costs.  These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, as well as by other factors.  In addition, land, or costs related to future communities, whether owned or under option, is reviewed to determine if the Company will proceed with development and if all related costs are recoverable.  If these assets are considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets and is recognized within the same period that it is identified.  Management believes its processes are designed to properly assess market values and carrying values of assets.

Variable Interest Entities

FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to the majority of the entity’s expected losses and/or receives a majority of the entity’s expected returns as a result of ownership, contractual agreements or other financial interests in the entity.  FIN 46 also requires disclosure about variable interest entities (VIEs) that the Company is not required to consolidate but in which it has a significant, though not primary, variable interest.  The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots.  Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement.  Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes.  Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices.  In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.  The Company believes the accounting for joint ventures and land option contracts using the variable interest consolidation methodology is a critical accounting policy because the application of FIN 46 requires the use of complex judgment in its application.

Income Taxes

The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes.  In determining the tax consequences of events that have been recognized in its financial statements or tax returns, judgment is required.  Differences between the amounts recognized in its financial statements or tax returns and actual outcomes may arise upon issuance of regulations and final guidance from federal and state taxing authorities and could have a material impact on the Company’s consolidated results of operations or financial positions.  (See “FSP 109-1” under “New Accounting Pronouncements” in Note A, “Summary of Significant Accounting Policies.”)

Outlook

The Company entered 2006 with a backlog of orders for new homes totaling 8,464 units and the dollar value of the Company’s backlog was $2.6 billion, representing approximately 45 percent of 2006 targeted closings.  In the first two months of the year, the Company has experienced a decline in sales orders for new homes, as compared to the same period last year.  The Company believes its sales order results to date in 2006 reflect recent broader market trends toward a softening in demand for residential housing.  It is too early to forecast whether year-to-date sales are indicative of a longer-term trend.  Historically, the Company’s new order activity is higher in the spring and summer months, and those numbers will be more indicative of its annual performance.  Currently, the Company does not anticipate revising its earnings guidance for 2006; however, if sales orders do not improve, the Company may revise its guidance for 2006.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

Market Risk Summary

The following table provides information about the Company’s significant financial instruments that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  Weighted-average variable rates are based on implied forward rates as of the reporting date.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

								FAIR
								VALUE
(in thousands)	2006	2007	2008	2009	2010	THEREAFTER	TOTAL	12/31/2005

Senior notes and senior subordinated notes (fixed rate)	$100,000		$150,000			$643,500	$893,500	$893,464
Average interest rate	8.0%		5.4%			6.2%	6.3%
Other financial instruments
Forward-delivery contracts:
Notional amount	$134,050						$134,050	$(109)
Average interest rate	5.8%						5.8%
Mortgage interest rate lock commitments:
Notional amount	$233,817						$233,817	$1,952
Average interest rate	6.5%						6.5%
Treasury interest rate locks:
Notional amount	$250,000						$250,000	$4,785
Average interest rate	4.1%						4.1%

Interest rate risk is a primary market risk facing the Company.  Interest rate risk not only arises principally in the Company’s financial services segment, but also in respect to the homebuilding segments’ revolving credit facility.  The Company enters into forward-delivery contracts and may, at times, use other hedging contracts to mitigate its exposure to movements in interest rates on mortgage interest rate lock commitments (IRLCs) and mortgage loans held-for-sale.  The Company entered into treasury locks during 2005 to facilitate replacement of debt in 2006.  (See “Financial Condition and Liquidity” and Note D, “Derivative Instruments.”) In managing interest rate risk, the Company does not speculate on the direction of interest rates.

Item 8.           Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2005	2004	2003

REVENUES
Homebuilding	$4,725,751	$3,867,086	$3,355,450
Financial services	91,815	84,735	88,679
TOTAL REVENUES	4,817,566	3,951,821	3,444,129
EXPENSES
Cost of sales	3,537,603	2,964,087	2,615,975
Selling, general and administrative	443,938	377,335	338,449
Financial services	31,704	27,016	24,765
Corporate	74,255	60,944	56,114
Interest	738	1,227	7,523
Expenses related to early retirement of debt	8,277	-	5,086
TOTAL EXPENSES	4,096,515	3,430,609	3,047,912
EARNINGS
Earnings before taxes	721,051	521,212	396,217
Tax expense	273,999	200,667	154,525
NET EARNINGS	$447,052	$320,545	$241,692
NET EARNINGS PER COMMON SHARE
Basic	$9.52	$6.72	$4.86
Diluted	9.03	6.36	4.56
AVERAGE COMMON SHARES OUTSTANDING
Basic	46,966,317	47,678,887	49,718,032
Diluted	49,490,887	50,378,840	53,044,404
DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.21	$0.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share data)	2005	2004

ASSETS
Cash and cash equivalents	$461,383	$88,388
Housing inventories
Homes under construction	1,253,460	1,002,214
Land under development and improved lots	1,087,016	877,801
Consolidated inventory not owned	239,191	144,118
Total inventories	2,579,667	2,024,133
Property, plant and equipment	65,980	50,258
Net deferred taxes	50,099	45,708
Purchase price in excess of net assets acquired	18,185	18,185
Other	211,559	198,298
TOTAL ASSETS	3,386,873	2,424,970
LIABILITIES
Accounts payable	249,539	200,611
Accrued and other liabilities	664,691	500,808
Debt	921,970	558,942
TOTAL LIABILITIES	1,836,200	1,260,361
MINORITY INTEREST	174,652	107,775
STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized – 200,000,000 shares
Issued – 46,368,143 shares at December 31, 2005
(47,348,070 shares at December 31, 2004)	46,368	47,348
Retained earnings	1,326,689	1,009,242
Accumulated other comprehensive income	2,964	244
TOTAL STOCKHOLDERS’ EQUITY	1,376,021	1,056,834
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,386,873	$2,424,970

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except share data)	STOCK	CAPITAL	EARNINGS	INCOME	EQUITY
BALANCE AT JANUARY 1, 2003	$50,521	$-	$628,200	$1,358	$680,079
Comprehensive income:
Net earnings			241,692		241,692
Other comprehensive income, net of tax:
Change in net unrealized gain on mortgage-backed securities, net of taxes of $139				(227)	(227)
Total comprehensive income					241,465
Common stock dividends (per share $0.08)			(3,966)		(3,966)
Repurchase of common stock	(3,996)	(35,876)	(91,067)		(130,939)
Employee stock plans and related income tax benefit	2,027	35,876			37,903
BALANCE AT DECEMBER 31, 2003	48,552	-	774,859	1,131	824,542
Comprehensive income:
Net earnings			320,545		320,545
Other comprehensive income, net of tax:
Change in net unrealized gain on mortgage-backed securities, net of taxes of $542				(887)	(887)
Total comprehensive income					319,658
Common stock dividends (per share $0.21)			(10,064)		(10,064)
Repurchase of common stock	(2,939)	(39,259)	(76,098)		(118,296)
Employee stock plans and related income tax benefit	1,735	39,259			40,994
BALANCE AT DECEMBER 31, 2004	47,348	-	1,009,242	244	1,056,834
Comprehensive income:
Net earnings			447,052		447,052
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and mortgage-backed securities, net of taxes of $1,685				2,720	2,720
Total comprehensive income					449,772
Common stock dividends (per share $0.30)			(14,138)		(14,138)
Repurchase of common stock	(2,558)	(58,189)	(115,467)		(176,214)
Employee stock plans and related income tax benefit	1,578	58,189			59,767
BALANCE AT DECEMBER 31, 2005	$46,368	$-	$1,326,689	$2,964	$1,376,021

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$447,052	$320,545	$241,692
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,166	38,519	36,436
Changes in assets and liabilities:
Increase in inventories	(490,971)	(585,562)	(239,989)
Net change in other assets, payables and other liabilities	194,220	119,632	83,299
Tax benefit from exercise of stock options and vesting of restricted stock	30,505	17,475	17,120
Other operating activities, net	(7,708)	10,920	913
Net cash provided by (used for) operating activities	216,264	(78,471)	139,471
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(55,127)	(47,131)	(32,541)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	12,561	19,336	18,672
Net cash used for investing activities	(42,566)	(27,795)	(13,869)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	500,000	-	150,000
Repayment of long-term debt	(147,000)	-	(100,000)
Increase (decrease) in short-term borrowings	10,028	(14,934)	(13,561)
Common stock dividends	(11,383)	(9,661)	(2,020)
Common stock repurchases	(176,214)	(118,296)	(130,939)
Proceeds from exercise of stock options	20,911	15,907	15,190
Other financing activities, net	2,955	4,934	2,987
Net cash provided by (used for) financing activities	199,297	(122,050)	(78,343)
Net increase (decrease) in cash and cash equivalents	372,995	(228,316)	47,259
Cash and cash equivalents at beginning of year	88,388	316,704	269,445
CASH AND CASH EQUIVALENTS AT END OF YEAR	$461,383	$88,388	$316,704
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest)	$1,846	$763	$7,652
Cash paid for income taxes	230,291	177,449	132,731
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Increase in consolidated inventory not owned related to land options	$64,563	$41,919	$56,651

See Notes to Consolidated Financial Statements.

Note A: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly-owned subsidiaries.  Intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments and cash held in escrow to be cash equivalents.  Cash equivalents totaled $428.2 million and $61.7 million at December 31, 2005 and 2004, respectively.

Per Share Data

Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding.  Additionally, diluted net earnings per common share give effect to dilutive common stock equivalent shares.

Stock Split

All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the 2004 two-for-one stock split.  (See Note H, “Stockholders’ Equity.”)

Homebuilding Revenues

Homebuilding revenues are recognized when home and lot sales are closed, title and possession are transferred to the buyer and there is no significant continuing involvement in accordance with SFAS 66.  Sales incentives offset revenues and are expensed as incurred.

Housing Inventories

Housing inventories consist principally of homes under construction, land under development and improved lots.  Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes.  Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and sales of comparable assets.  Inventories to be disposed of are stated at either the lower of cost or fair value, less cost to sell, and are reported net of valuation reserves.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  Valuation reserves related to inventories to be disposed of amounted to $486,000 at December 31, 2005 and $1.4 million at December 31, 2004.  The net carrying values of the related inventories amounted to $1.2 million and $31,000 at December 31, 2005 and 2004, respectively.

Costs of inventory include direct costs of land and land development; material acquisition; and home construction expenses.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.  Interest and taxes are capitalized during the land development stage.

The following table is a summary of capitalized interest:

(in thousands)	2005	2004
Capitalized interest at January 1	$55,414	$45,163
Interest capitalized	65,959	52,015
Interest amortized to cost of sales	(45,483)	(41,764)
Capitalized interest at December 31	$75,890	$55,414

Variable Interest Entities

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

In compliance with the provisions of FIN 46, the Company consolidated $239.2 million of inventory not owned at December 31, 2005, $176.4 million of which pertained to land and lot option contracts and $62.8 million of which pertained to three of the Company’s homebuilding joint ventures.  (See further discussion in “Investments in Joint Ventures,” below.) While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  This represents the fair value of the optioned property.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $13.3 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned.  Minority interest totaling $163.1 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At December 31, 2005, the Company had cash deposits and letters of credit totaling $22.1 million relating to lot option contracts that were consolidated, representing its current maximum exposure to loss.  Creditors of these VIEs, if any, have no recourse against the Company.  At December 31, 2005, the Company had cash deposits and/or letters of credit totaling $95.9 million that were associated with lot option purchase contracts which had an aggregate purchase price of $1.2 billion and that were related to VIEs in which it did not have a primary variable interest.

Service Liabilities

Service, warranty and completion costs are estimated and accrued at the time a home closes and updated as experience requires.

Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots.  Currently, the Company participates in homebuilding joint ventures in the Atlanta, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets.  The Company participates in a number of joint ventures in which it has less than a controlling interest.  At December 31, 2005 and 2004, the Company’s investments in its unconsolidated joint ventures totaled $10.2 million and $2.5 million, respectively, and were classified in the consolidated balance sheets under “Other” assets.  The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders.  It does not, however, recognize earnings from lots that it purchases from the joint ventures.  Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.  The Company’s equity in earnings of its unconsolidated joint ventures totaled $315,000 for the year ended December 31, 2005, compared to earnings of $5.8 million for the same period in 2004 and losses of $94,000 for the same period in 2003.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $581.4 million and $10.3 million at December 31, 2005 and 2004, respectively.  The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $394.0 million and $3.6 million at December 31, 2005 and 2004, respectively.

The increase in aggregate joint venture assets and debt, year over year, is primarily attributable to one new joint venture which had total assets of $554.1 million and debt of $375.5 million at December 31, 2005.  In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis.  The Company has a 3.3 percent pro rata interest on the debt, or $12.5 million, and a completion guarantee related to project development.  The guarantees apply if a partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance.

At December 31, 2005 and 2004, three of the joint ventures in which the Company participated were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities.  In association with these consolidated joint ventures, the Company recorded pretax earnings of $7,000 and $130,000 for 2005 and 2004, respectively.  Total assets of $63.7 million and $34.4 million (including consolidated inventory not owned), total liabilities of $43.3 million and $18.1 million, and minority interest of $11.5 million and $9.2 million were consolidated at December 31, 2005 and 2004, respectively.  In February 2006, the Company guaranteed up to 50.0 percent of a $55.0 million revolving credit facility for one of its consolidated joint ventures.

Property, Plant and Equipment

Property, plant and equipment, which included model home furnishings of $56.3 million and $43.2 million at December 31, 2005 and 2004, respectively, are carried at cost less accumulated depreciation and amortization.  Depreciation is provided for, principally, by the straight-line method over the estimated useful lives of the assets.  Model home furnishings, which are amortized over the life of the community as homes are closed, are included in cost of sales.

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

The Company adopted the provisions of SFAS 142 on January 1, 2002, and performs impairment tests of its goodwill annually as of March 31.  The Company tests goodwill for impairment by using the two-step process prescribed in SFAS 142.  The first step identifies potential impairment, while the second step measures the amount of impairment.  The Company had no impairment in the years ended December 31, 2005 or 2004.

As a result of the Company’s application of the nonamortization provisions of SFAS 142, no amortization was recorded in 2005, 2004 or 2003.

Goodwill is allocated to the reporting unit from which it originates.  At December 31, 2005, goodwill attributable to the Company’s homebuilding operations was $18.2 million, net of $24.9 million of accumulated amortization.

Income Taxes

The Company files a consolidated federal income tax return.  Certain items of income and expense are included in one period for financial reporting purposes and in another for income tax purposes.  Deferred income taxes are provided in recognition of these differences.  Deferred tax assets and liabilities are determined based on enacted tax rates and are subsequently adjusted for changes in these rates.  A change in deferred tax assets or liabilities results in a charge or credit to deferred tax expense.

Stock-Based Compensation

The Company has elected to follow the intrinsic-value method to account for compensation expense, which is related to the award of stock options, and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended.  Since stock option awards are granted at prices no less than the fair market value of the shares at the date of grant, no compensation expense is recognized.  Had compensation expense been determined based on fair value at the grant date for stock-option awards, consistent with the provisions of SFAS 123, the Company’s net earnings and earnings per share in 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following table:

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2005	2004	2003
Net earnings, as reported	$447,052	$320,545	$241,692
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(5,957)	(5,662)	(3,991)
Pro forma net earnings	$441,095	$314,883	$237,701
Earnings per share:
Basic – as reported	$9.52	$6.72	$4.86
Basic – pro forma	9.39	6.60	4.78
Diluted – as reported	9.03	6.36	4.56
Diluted – pro forma	8.91	6.25	4.48

The fair value of each option grant is estimated on the grant date by using the Black-Scholes option-pricing model.  The following weighted-average assumptions were used for grants in 2005, 2004 and 2003, respectively: a risk-free interest rate of 4.0 percent, 2.4 percent and 2.1 percent; an expected volatility factor for the market price of the Company’s common stock of 38.4 percent, 38.4 percent and 37.6 percent; a dividend yield of 0.5 percent, 0.5 percent and 0.3 percent; and an expected life of three years.  The weighted-average fair values at the grant date for options granted in 2005, 2004 and 2003 were $18.99, $11.65 and $7.28, respectively.  Beginning in 2006, stock based compensation expense will be recorded based on the fair value at the grant date.  (See “SFAS 123(R) and SAB 107” in “New Accounting Pronouncements.”)

Loan Origination Fees, Costs, Mortgage Discounts and Loan Sales

Loan origination fees, net of related direct origination costs and loan discount points, are recognized in current earnings upon the sale of related mortgage loans.  Gains or losses on the sale of mortgage loans and related servicing rights are recognized when the Company transfers title to the purchaser.

Derivative Instruments

In the normal course of business and pursuant to its risk-management policy, the Company enters, as an end user, into derivative instruments, including forward-delivery contracts for loans and mortgage-backed securities; options on forward-delivery contracts; futures contracts; and options on futures contracts, to minimize the impact of movements in market interest rates on IRLCs and mortgage loans held-for-sale.  Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund.  The Company is exposed to credit-related losses in the event of nonperformance by counter parties to certain hedging contracts.  Credit risk is limited to those instances where the Company is in a net unrealized gain position.  It manages this credit risk by entering into agreements with counter parties meeting its credit standards and by monitoring position limits.  The Company elected not to use hedge accounting treatment with respect to its economic hedging activities.  Accordingly, all derivative instruments used as economic hedges are carried in the consolidated balance sheets in “Other” assets or “Accrued and other liabilities” at fair value, with changes in value recorded in current earnings.  The Company’s mortgage pipeline includes IRLCs, which represent commitments that have been extended by the Company to those borrowers who have applied for loan funding and have met certain defined credit and underwriting criteria.  The Company determined that its IRLCs meet the definition of derivatives under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended.

In September 2005, the Company entered into treasury locks which terminate in 2006, to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006.  (See Note D, “Derivative Instruments.”)

Advertising Costs

The Company expenses advertising costs as they are incurred.  Advertising costs totaled $25.3 million, $21.6 million and $16.8 million in 2005, 2004 and 2003, respectively.

Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the increase or decrease in unrealized gains or losses associated with the treasury locks, net of applicable taxes.  Comprehensive income totaled $449.8 million, $319.7 million and $241.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

New Accounting Pronouncements

SFAS 123(R) and SAB 107

In December 2004, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123(R)), “Share-Based Payment”, which is a revision of SFAS 123. SFAS 123(R) supercedes Accounting Principles Board (APB) Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” While generally similar in approach to its predecessor statement, SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.  SFAS 123(R) permits public companies to adopt its requirements by using either the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or by using the “modified-retrospective” method, which includes the requirements of the modified-prospective method described above and also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period after December 15, 2005.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees by using APB No.  25’s intrinsic-value method and, as such, generally recognizes no compensation cost for employee stock options.

The Company will implement the provisions of SFAS 123(R) in the first quarter of 2006, which will have an impact on its financial statements but is not expected to have a material impact on its overall financial position.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123, which is described in the disclosure of pro forma net income and earnings per share in”Stock-Based Compensation.” SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise their stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $30.5 million, $17.5 million and $17.1 million in 2005, 2004 and 2003, respectively.

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

SFAS 154

In March 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which is a replacement of APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 amends requirements for reporting a change in accounting principles.  The statement requires a retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The implementation of SFAS 154 will not have a material effect on the Company’s financial condition or results of operations.

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

Note B: Segment Information (Restated)

The Company is a leading national homebuilder and mortgage-related financial services firm.  As one of the largest single-family on-site homebuilders in the United States, it builds homes in 27 markets.  The Company consists of six operations: four geographically-determined homebuilding regions; financial services; and corporate.  The Company’s homebuilding segment consists of four regional reporting segments, referred to as North, Texas, Southeast and West.  The homebuilding segments specialize in the sale and construction of single-family attached and detached housing.  The Company’s financial services segment includes Ryland Mortgage Company (RMC), RHIC, LPS and CNRRG.  The Company’s financial services segment provides loan origination and offers title, escrow and insurance services.  Corporate is a non-operating business segment with the sole purpose of supporting operations.  Certain corporate expenses are allocated to the homebuilding and financial services segments.  As a result of disaggregating the Company’s homebuilding regions into formal segments, certain employee benefit plan assets and costs have been reclassified from Corporate to other segments in order to best reflect the financial position and results of the Company’s segments.

The Company evaluates performance and allocates resources to segments based on a number of factors, including segment pretax earnings.  The accounting policies of the segments are the same as those described in Note A, “Summary of Significant Accounting Policies.”

Selected Segment Information

	YEAR ENDED DECEMBER 31,
(in thousands)	2005	2004	2003

REVENUES
Homebuilding
North	$1,388,208	$1,284,361	$1,157,417
Texas	619,332	533,276	532,144
Southeast	1,258,373	1,011,494	892,351
West	1,459,838	1,037,955	773,538
Financial services	91,815	84,735	88,679
Total	$4,817,566	$3,951,821	$3,444,129
PRETAX EARNINGS
Homebuilding
North	$241,183	$234,391	$186,017
Texas	44,308	36,867	39,541
Southeast	179,242	108,964	89,452
West	279,477	145,232	79,984
Financial services	59,373	56,702	62,423
Corporate and unallocated	(82,532)	(60,944)	(61,200)
Total	$721,051	$521,212	$396,217
DEPRECIATION AND AMORTIZATION
Homebuilding
North	$10,800	$8,525	$9,215
Texas	6,049	4,897	5,217
Southeast	9,083	8,151	7,179
West	14,598	14,004	11,401
Financial services	1,119	623	922
Corporate and unallocated	1,517	2,319	2,502
Total	$43,166	$38,519	$36,436
IDENTIFIABLE ASSETS
Homebuilding
North	$950,636	$681,753	$602,291
Texas	420,689	322,514	300,790
Southeast	865,886	525,786	446,538
West	974,479	718,810	500,949
Financial services	69,415	78,040	74,951
Corporate and unallocated	105,768	98,067	82,071
Total	$3,386,873	$2,424,970	$2,007,590

Note C: Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2005	2004	2003

NUMERATOR
Net earnings	$447,052	$320,545	$241,692
DENOMINATOR
Basic earnings per share – weighted average shares	46,966,317	47,678,887	49,718,032
Effect of dilutive securities:
Stock options	2,140,200	2,282,812	2,622,548
Equity incentive plan	384,370	417,141	703,824
Dilutive potential of common shares	2,524,570	2,699,953	3,326,372
Dilutive earnings per share – adjusted weighted-average shares and assumed conversions	49,490,887	50,378,840	53,044,404
NET EARNINGS PER COMMON SHARE
Basic	$9.52	$6.72	$4.86
Diluted	9.03	6.36	4.56

Options to purchase 205,000 shares, 420,000 shares and 227,000 shares of common stock at various prices were outstanding at December 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share for those annual periods because their effect would have been antidilutive since the exercise prices were greater than the average market price of the common shares.

Note D: Derivative Instruments

The Company, which uses financial instruments in its normal course of operations, has no derivative financial instruments that are held for trading purposes.

The contract or notional amounts of these financial instruments at December 31 were as follows:

(in thousands)	2005	2004
Mortgage interest rate lock commitments	$233,817	$94,809
Hedging contracts:
Treasury interest rate locks	$250,000	$-
Forward-delivery contracts	134,050	69,620

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  IRLCs expose the Company to market risk as a result of increases in mortgage interest rates.  IRLCs had interest rates ranging from 1.0 percent to 12.6 percent at December 31, 2005, and 1.0 percent to 9.5 percent at December 31, 2004.

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

The Company is exposed to credit-related losses in the event of nonperformance by counter parties to certain hedging contracts.  Credit risk is limited to those instances where the Company is in a net unrealized gain position.  The Company manages this credit risk by entering into agreements with counter parties meeting its credit standards and by monitoring position limits.

In September 2005, the Company entered into a $150.0 million treasury lock at 4.1 percent which terminates on June 1, 2006, and a $100.0 million treasury lock at 4.2 percent that terminates on September 1, 2006, to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006.  These hedges were evaluated and deemed to be highly effective at the inception of the contracts.  In accordance with SFAS 133, the Company accounted for the treasury locks as cash flow hedges and records unrealized gains or losses, net of applicable taxes, resulting from changes in fair value in the consolidated balance sheets under  “Accumulated other comprehensive income” in “Stockholders’ equity.”

Note E: Fair Values of Financial Instruments

The Company’s financial instruments are held for purposes other than trading.  The fair values of these financial instruments are based on quoted market prices, where available, or are estimated by using either present value or other valuation techniques.  Estimated fair values are significantly affected by the assumptions used, including discount rates and estimates of cash flows.  In that regard, derived fair value estimates cannot always be substantiated by comparison to independent markets and, in some cases, cannot be realized in the immediate settlement of the instruments.

The table below sets forth the carrying values and fair values of the Company’s financial instruments at December 31.  It excludes nonfinancial instruments, and, accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

	2005		2004
	CARRYING	FAIR	CARRYING	FAIR
(in thousands)	VALUE	VALUE	VALUE	VALUE
OTHER ASSETS
Mortgage loans held-for-sale	$17,528	$17,741	$20,540	$20,919
Mortgage-backed securities and notes receivable	3,387	3,448	10,220	10,763
Collateral for bonds payable of the limited-purpose subsidiaries	93	98	6,082	6,106
OTHER LIABILITIES
Bonds payable of the limited-purpose subsidiaries	$86	$90	$5,097	$5,564
DEBT
Senior notes	$750,000	$741,340	$397,000	$421,954
Senior subordinated notes	143,500	152,124	143,500	159,823
OTHER FINANCIAL INSTRUMENTS
Treasury interest rate locks	$4,785	$4,785	$-	$-
Mortgage interest rate lock commitments	1,952	1,952	1,770	1,770
Forward-delivery contracts	(109)	(109)	(178)	(178)

The carrying amounts of cash and cash equivalents, secured notes payable and short-term borrowings under various credit agreements are reported in the balance sheet and approximate their fair values.  The fair values of the senior notes; senior subordinated notes; mortgage loans held-for-sale; mortgage-backed securities and notes receivable; forward-delivery and other hedging contracts; treasury locks; and IRLCs are based on either quoted market prices or market prices for similar financial instruments.

Note F: Debt

Debt consists of the following at December 31:

(in thousands)	2005	2004
Senior notes	$750,000	$397,000
Senior subordinated notes	143,500	143,500
Secured notes payable	28,470	7,952
Financial services’ revolving credit facility	-	10,490
Total	$921,970	$558,942

Maturities of debt are scheduled as follows:

(in thousands)
2006	$119,361
2007	2,900
2008	156,209
2009-2010	-
After 2010	643,500
Total debt	$921,970

At December 31, 2005, the Company had outstanding (a) $100.0 million of 8.0 percent senior notes due August 2006, with interest payable semiannually, which may not be redeemed prior to maturity; (b) $150.0 million of 5.4 percent senior notes due June 2008, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; (c) $250.0 million of 5.4 percent senior notes due May 2012, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; and (d) $250.0 million of 5.4 percent senior notes due January 2015, with interest payable semiannually, which may be redeemed at a stated redemption price, in whole or in part, at any time.

Additionally, at December 31, 2005, the Company had $143.5 million of 9.1 percent senior subordinated notes due June 2011, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time on or after June 15, 2006.  Senior subordinated notes are subordinated to all existing and future senior debt of the Company.

In 2004, the Company executed an agreement for a $500.0 million unsecured revolving credit facility.  The agreement contained an accordion feature under which the aggregate commitment could have been increased up to $650.0 million, subject to the availability of additional commitments.  Borrowings under this agreement bore interest at variable short-term rates.  In addition to the stated interest rates, the agreement required the Company to pay certain fees.  The Company used its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital.  There were no outstanding borrowings under this agreement at December 31, 2005 or 2004.  In January 2006, the Company replaced this credit facility with a new $750.0 million credit facility.  (See Note L, “Subsequent Event.”)

In 2005, the Company redeemed $150.0 million of outstanding 9.8 percent senior notes due September 2010, of which it owned $3.0 million at the time of redemption, and also recorded $8.3 million in expenses related to its early retirement.

At December 31, 2005, the Company’s obligations to pay principal, premium, if any, and interest under its $500.0 million unsecured revolving credit facility; 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  (See Note K, “Supplemental Guarantor Information.”)

The senior and senior subordinated notes and indenture agreements, as well as the unsecured revolving credit facility, contain numerous restrictive covenants.  At December 31, 2005, the Company had $258.2 million of retained earnings available for dividends and was in compliance with these covenants.

To finance land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At December 31, 2005 and 2004, outstanding seller-financed nonrecourse notes payable were $28.5 million and $8.0 million, respectively.

During the fourth quarter of 2005, the financial services segment terminated its revolving credit facility.  The facility, which provided for borrowings of up to $10.0 million, was used to finance mortgage investment portfolio securities and was collateralized by mortgage obligations previously issued by the Company’s limited-purpose subsidiaries.  At December 31, 2004, borrowings under this facility totaled $10.5 million with a related collateral balance of $10.4 million, having a fair value of $11.0 million.  Weighted-average borrowings during the period were $7.5 million, $12.3 million and $18.3 million for 2005, 2004 and 2003, respectively.  The interest rate was 2.8 percent at December 31, 2004.  Weighted-average interest rates during the period were 3.9 percent, 2.2 percent and 2.0 percent for 2005, 2004 and 2003, respectively.

In 2004, the financial services segment terminated its repurchase agreement.  The agreement, which provided for borrowings of up to $80.0 million, was used to finance mortgage investment portfolio securities and was collateralized by mortgage loans and mortgage-backed securities.  During the third quarter of 2004, the underlying collateral was sold and proceeds from the sale were used to pay off the facility.  As a result of the sale, RMC no longer had a need for this borrowing facility.  Weighted-average borrowings during the period were $6.4 million and $15.7 million for 2004 and 2003, respectively.  Weighted-average interest rates during the period were 1.5 percent and 1.6 percent for 2004 and 2003, respectively.

Note G: Income Taxes

The Company’s expense for income taxes is summarized as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2005	2004	2003
CURRENT
Federal	$243,220	$181,426	$137,108
State	36,852	27,079	17,884
Total current	280,072	208,505	154,992
DEFERRED
Federal	(5,274)	(6,820)	(413)
State	(799)	(1,018)	(54)
Total deferred	(6,073)	(7,838)	(467)
Total expense	$273,999	$200,667	$154,525

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate:

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	3.2	3.2	3.0
Other, net	(0.2)	0.3	1.0
Effective rate	38.0%	38.5%	39.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

(in thousands)	2005	2004
DEFERRED TAX ASSETS
Warranty, legal and other accruals	$33,032	$28,227
Employee benefits	39,297	32,001
Other	2,277	1,854
Total deferred tax assets	74,606	62,082
DEFERRED TAX LIABILITIES
Deferred recognition of income and gains	(6,870)	(5,327)
Capitalized expenses	(13,738)	(8,886)
Other	(3,899)	(2,161)
Total deferred tax liabilities	(24,507)	(16,374)
Net deferred tax asset	$50,099	$45,708

The Company determined that no valuation allowance for the deferred tax asset was required.  The Company had a total net current tax liability of $67.1 million and $48.4 million at December 31, 2005 and 2004, respectively.  These amounts are reported in the consolidated balance sheets in “Accrued and other liabilities.”

Note H: Stockholders’ Equity

Common Share Purchase Rights

In 1996, the Company adopted a revised stockholder rights plan under which it distributed one common share purchase right for each share of common stock outstanding on January 13, 1997.  Each right entitles the holder to purchase one share of common stock at an exercise price of $17.50.  The rights become exercisable ten business days after any party acquires, or announces an offer to acquire, 20.0 percent or more of the Company’s common stock.  The rights expire January 13, 2007, and are redeemable at $0.0025 per right at any time before ten business days following the time that any party acquires 20.0 percent or more of the Company’s common stock.

In the event that the Company enters into a merger or other business combination, or if a substantial amount of its assets are sold after the time that the rights become exercisable, the holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company having a market value of twice the exercise price.  Until the earlier of the time that the rights become exercisable, are redeemed or expire, the Company will issue one right with each new share of common stock.

Stock Split

On October 10, 2004, the Company’s Board of Directors approved a two-for-one stock split of its common stock, which was effected in the form of a stock dividend.  Record holders of the Company’s common stock at the close of business on November 15, 2004, were entitled to one additional share for each share held at that time.  The new shares were distributed on November 30, 2004.

Note I: Employee Incentive and Stock Plans

Equity Incentive Plan and Other Related Plans

The Ryland Group, Inc. 2005 Equity Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, stock units or any combination of the foregoing to employees.  This Plan replaces the Company’s 2002 Equity Incentive Plan (the “2002 Plan”).  The aggregate number of shares available for issuance under the Plan includes 769,576 shares carried over from the 2002 Plan and 475,000 new shares available under the terms of the Plan.  Any shares of the Company’s common stock covered by an award (or portion of an award) granted under the Plan or the 2002 Plan that are forfeited, expired or canceled without delivery of shares of common stock, will again be available for award under the Plan.  The Plan will remain in effect until February 2015, unless it is terminated by the Board of Directors at an earlier date.  Stock options granted in accordance with this plan generally have a maximum term of five years and vest over three years.  Outstanding stock options granted under previous plans generally have a maximum term of ten years and vest over three years.  At December 31, 2005 and 2004, there were 659,263 and 765,408 stock options or other awards or units available for grant under the Plan or the 2002 Plan, respectively.

The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan (the “Director Plan”) provides for automatic grants of nonstatutory stock options to directors for the purchase of shares at prices not less than the fair market value of the shares at the date of grant.  The Director Plan authorized the issuance of one million shares of common stock, in addition to the 353,200 shares carried over from the 2000 Non-Employee Director Equity Plan.  All members of the Board of Directors who are not employees of the Company participate in the Director Plan.  The Director Plan will remain in effect until January 2014, unless it is terminated by the Compensation Committee of the Board of Directors at an earlier date.  Stock options fully vest and become exercisable six months after the date of grant and have a maximum term of ten years.  Upon termination of service from the Board of Directors, all stock options become fully vested, immediately exercisable and expire three years after the date of termination, regardless of their stated expiration dates.  At December 31, 2005 and 2004, there were 953,200 and 1,153,200 stock options available for grant, respectively.

The following is a summary of transactions relating to all stock option plans for each year ended December 31:

		2005		2004		2003
	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
Options outstanding at beginning of year	5,535,398	$19.15	6,012,876	$13.11	6,874,796	$10.11
Granted	569,750	65.36	1,016,400	43.45	1,032,300	26.08
Exercised	(1,408,973)	14.84	(1,452,654)	10.95	(1,762,008)	8.62
Forfeited	(41,605)	42.52	(41,224)	25.13	(132,212)	18.19
Options outstanding at end of year	4,654,570	$25.91	5,535,398	$19.15	6,012,876	$13.11
Available for future grant	1,612,463		1,918,608		1,893,784
Total shares reserved	6,267,033		7,454,006		7,906,660
Options exercisable at end of year	3,360,535	$17.62	3,676,991	$12.11	3,788,128	$7.76
Prices related to options exercised during the year		$3.19–$57.54		$3.38–$22.70		$3.41–$22.70

A summary of stock options outstanding and exercisable at December 31, 2005, follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-	WEIGHTED-		WEIGHTED-
RANGE OF		AVERAGE	AVERAGE		AVERAGE
EXERCISE	NUMBER	REMAINING	EXERCISE	NUMBER	EXERCISE
PRICE	OUTSTANDING	LIFE (YEARS)	PRICE	EXERCISABLE	PRICE
$ 3.19 to $ 6.38	1,552,232	2.97	$5.46	1,552,232	$5.46
$10.19 to $24.44	1,448,151	6.44	19.19	1,210,525	18.83
$34.70 to $57.54	1,098,437	8.27	43.64	597,778	46.72
$61.40 to $83.13	555,750	6.37	65.46	-	-

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans.  All restricted stock was awarded in the name of each participant who had all the rights of other common stockholders, subject to restrictions and forfeiture provisions.  Accordingly, such restricted stock awards were considered common stock equivalents.  Compensation expense recognized for such awards totaled $18.8 million, $14.3 million and $16.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is a summary of activity relating to restricted stock awards:

	2005	2004	2003
Restricted shares at January 1	356,800	638,600	904,200
Shares awarded	253,000	-	-
Shares vested	(168,800)	(281,800)	(265,600)
Restricted shares at December 31	441,000	356,800	638,600

At December 31, 2005, the outstanding restricted shares will vest as follows: 2006 – 138,336; 2007 – 138,328; 2008 – 84,336; 2009 – 40,000; and 2010 – 40,000.

All outstanding stock options and restricted stock awards have been granted in accordance with the terms of the Plan, the Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders.

Retirement Savings Opportunity Plan (RSOP)

All full-time employees are eligible to participate in the RSOP following 30 days of employment.  Part-time employees are eligible to participate in the RSOP following the completion of 1,000 hours of service within the first 12 months of employment or within any plan year after the date of hire.  Pursuant to Section 401(k) of the Internal Revenue Code, the plan permits deferral of a portion of a participant’s income into a variety of investment options.  Total compensation expense related to the Company’s matching contributions for this plan amounted to $11.0 million, $9.3 million and $8.1 million in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan (ESPP)

All full-time employees of the Company, with the exception of its executive officers, are eligible to participate in the ESPP.  Eligible employees authorize payroll deductions to be made for the purchase of shares.  The Company matches a portion of the employee’s contribution by donating an additional 20.0 percent of the employee’s payroll deduction.  Stock is purchased by a plan administrator on a regular monthly basis.  All brokerage and transaction fees for purchasing the stock are paid for by the Company.  The Company’s expense related to its matching contribution for this plan was $514,000, $390,000 and $321,000 in 2005, 2004 and 2003, respectively.

Supplemental Executive Retirement Plans

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At December 31, 2005 and 2004, the cash surrender value of these contracts was $19.2 million and $13.0 million, respectively.  The net periodic benefit cost of these plans for the year ended December, 31, 2005, was $2.8 million, which included service costs of $3.1 million, interest costs of $117,000 and investment earnings of $423,000.  The net periodic benefit cost of these plans for the year ended December 31, 2004, was $4.4 million, which included service costs of $4.7 million, interest costs of $677,000 and investment earnings of $1.0 million.  The $12.6 million and $9.4 million projected benefit obligations at December 31, 2005 and 2004, respectively, were equal to the net liability recognized in the balance sheet at those dates.  For the years ended December 31, 2005 and 2004, the weighted-average discount rates used for the plans were 7.5 percent and 7.7 percent, respectively.

Note J: Commitments and Contingencies

Commitments

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At December 31, 2005, it had related cash deposits and letters of credit outstanding of $188.5 million for land options pertaining to land purchase contracts with an aggregate purchase price of $2.1 billion.  At December 31, 2005, the Company had commitments with respect to option contracts having specific performance provisions of approximately $60.5 million, compared to $117.2 million at December 31, 2004.

Rent expense primarily relates to office facilities, model homes, furniture and equipment.

	YEAR ENDED DECEMBER 31,
(in thousands)	2005	2004	2003
Total rent expense	$17,050	$16,934	$17,937
Less income from subleases	(312)	(295)	(215)
Net rent expense	$16,738	$16,639	$17,722

Future minimum rental commitments under noncancelable leases with remaining terms in excess of one year are as follows:

(in thousands)
2006	$10,483
2007	9,806
2008	8,773
2009	6,785
2010	4,638
Thereafter	9,991
Less sublease income	(632)
Total lease commitments	$49,844

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At December 31, 2005, total development bonds were $428.6 million, while total related deposits and letters of credit were $81.3 million.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At December 31, 2005, one of the joint ventures in which the Company participates had debt of $375.5 million.  In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis.  The Company had a 3.3 percent pro rata interest on the debt, or $12.5 million, and a completion guarantee related to project development.  The guarantees apply if a partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance.  In addition, the Company guaranteed up to 50.0 percent of a $55.0 million revolving credit facility in another of its joint ventures, in February 2006.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  At December 31, 2005, the Company had outstanding IRLCs totaling $233.8 million.  Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.  (See Note D, “Derivative Instruments.”)

In 2005, the Company entered into treasury locks which terminate in 2006, to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006.  As of December 31, 2005, the fair value of the treasury locks was $4.8 million.  (See Note D, “Derivative Instruments.”)

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2005	2004
Balance at January 1	$33,090	$34,258
Warranties issued	23,979	16,621
Settlements made	(24,258)	(21,287)
Changes in liability for accruals related to pre-existing warranties	8,836	3,498
Balance at December 31	$41,647	$33,090

The Company requires substantially all of its subcontractors to have general liability insurance (including construction defect coverage) and workmans compensation insurance.  These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits.  Over the past several years, general liability insurance for the homebuilding industry has become more difficult to obtain with fewer insurers participating.  As a result, RHIC, a wholly-owned subsidiary of the Company, provides insurance services to the homebuilding segments’ subcontractors in certain markets.

The Company is party to various legal proceedings generally incidental to its businesses.  Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims.  The Company has, and requires the majority of its subcontractors to have, general liability insurance that protects the Company against a portion of its risk of loss and to cover construction-related claims.  The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies.  Due to the high degree of judgment required in determining these estimated reserve amounts, actual future litigation costs could differ from the Company’s current estimates.

Note K: Supplemental Guarantor Information

As of December 31, 2005, the Company’s obligations to pay principal, premium, if any, and interest under its $500.0 million unsecured revolving credit facility (replaced in January 2006 with a $750.0 million facility described in Note L, “Subsequent Event.”); 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its homebuilding subsidiaries that are 100 percent-owned by the Company (the “Guarantor Subsidiaries”).  Such guarantees are full and unconditional.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the accompanying condensed consolidating financial statements have been included.  Management does not believe that separate financial statements for the Guarantor Subsidiaries are material to investors and are, therefore, not presented.

The following information presents the consolidating statements of earnings, financial position and cash flows for (i) the parent company and issuer, The Ryland Group, Inc. (“TRG, Inc.”); (ii) the Guarantor Subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) the consolidation eliminations used to arrive at the consolidated information for The Ryland Group, Inc. and subsidiaries.

CONSOLIDATING STATEMENT OF EARNINGS

	YEAR ENDED DECEMBER 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$2,777,565	$2,064,488	$91,815	$(116,302)	$4,817,566
EXPENSES
Corporate, general and administrative	2,374,722	1,797,376	32,442	(116,302)	4,088,238
Expenses related to early retirement of debt	8,277	-	-	-	8,277
TOTAL EXPENSES	2,382,999	1,797,376	32,442	(116,302)	4,096,515
Earnings before taxes	394,566	267,112	59,373	-	721,051
Tax expense	150,106	101,502	22,391	-	273,999
Equity in net earning of subsidiaries	202,592	-	-	(202,592)	-
NET EARNINGS	$447,052	$165,610	$36,982	$(202,592)	$447,052

CONSOLIDATING STATEMENT OF EARNINGS

	YEAR ENDED DECEMBER 31, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$2,403,614	$1,551,529	$86,076	$(89,398)	$3,951,821
EXPENSES
Corporate, general and administrative	2,065,629	1,425,004	29,374	(89,398)	3,430,609
TOTAL EXPENSES	2,065,629	1,425,004	29,374	(89,398)	3,430,609
Earnings before taxes	337,985	126,525	56,702	-	521,212
Tax expense	130,280	48,713	21,674	-	200,667
Equity in net earning of subsidiaries	112,840	-	-	(112,840)	-
NET EARNINGS	$320,545	$77,812	$35,028	$(112,840)	$320,545

CONSOLIDATING STATEMENT OF EARNINGS

	YEAR ENDED DECEMBER 31, 2003
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$2,153,561	$1,317,300	$88,679	$(115,411)	$3,444,129
EXPENSES
Corporate, general and administrative	1,893,855	1,238,126	26,256	(115,411)	3,042,826
Expenses related to early retirement of debt	5,086	-	-	-	5,086
TOTAL EXPENSES	1,898,941	1,238,126	26,256	(115,411)	3,047,912
Earnings before taxes	254,620	79,174	62,423	-	396,217
Tax expense	99,496	30,878	24,151	-	154,525
Equity in net earning of subsidiaries	86,568	-	-	(86,568)	-
NET EARNINGS	$241,692	$48,296	$38,272	$(86,568)	$241,692

CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$81,895	$359,709	$19,779	$-	$461,383
Consolidated inventories owned	1,382,900	957,576	-	-	2,340,476
Consolidated inventories not owned	6,681	6,576	225,934	-	239,191
Total inventories	1,389,581	964,152	225,934	-	2,579,667
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries/ intercompany receivables	1,169,987	-	23,259	(1,193,246)	-
Other assets	216,190	66,208	45,240	-	327,638
TOTAL ASSETS	2,873,036	1,392,871	314,212	(1,193,246)	3,386,873
LIABILITIES
Accounts payable and other accrued liabilities	589,279	205,985	118,966	-	914,230
Debt	907,736	14,234	-	-	921,970
Intercompany payables	-	594,071	-	(594,071)	-
TOTAL LIABILITIES	1,497,015	814,290	118,966	(594,071)	1,836,200
MINORITY INTEREST	-	-	174,652	-	174,652
STOCKHOLDERS’ EQUITY	1,376,021	578,581	20,594	(599,175)	1,376,021
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,873,036	$1,392,871	$314,212	$(1,193,246)	$3,386,873

CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$36,090	$31,390	$20,908	$-	$88,388
Consolidated inventories owned	1,118,062	761,953	-	-	1,880,015
Consolidated inventories not owned	2,398	9,298	132,422	-	144,118
Total inventories	1,120,460	771,251	132,422	-	2,024,133
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries/ intercompany receivables	724,692	-	-	(724,692)	-
Other assets	183,423	49,544	61,297	-	294,264
TOTAL ASSETS	2,080,048	854,987	214,627	(724,692)	2,424,970
LIABILITIES
Accounts payable and other accrued liabilities	475,602	164,902	60,915	-	701,419
Debt	547,612	840	10,490	-	558,942
Intercompany payables	-	274,940	14,085	(289,025)	-
TOTAL LIABILITIES	1,023,214	440,682	85,490	(289,025)	1,260,361
MINORITY INTEREST	-	-	107,775	-	107,775
STOCKHOLDERS’ EQUITY	1,056,834	414,305	21,362	(435,667)	1,056,834
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,080,048	$854,987	$214,627	$(724,692)	$2,424,970

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$447,052	$165,610	$36,982	$(202,592)	$447,052
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,880	16,167	1,119	-	43,166
Changes in assets and liabilities:
Increase in inventories	(269,121)	(192,901)	(28,949)	-	(490,971)
Net change in other assets, payables and other liabilities	(355,096)	352,935	(6,211)	202,592	194,220
Tax benefit from exercise of stock options and vesting of restricted stock	30,505	-	-	-	30,505
Other operating activities, net	(7,708)	-	-	-	(7,708)
Net cash (used for) provided by operating activities	(128,488)	341,811	2,941	-	216,264
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(27,496)	(26,886)	(745)	-	(55,127)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	12,561	-	12,561
Net cash (used for) provided by investing activities	(27,496)	(26,886)	11,816	-	(42,566)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	500,000	-	-	-	500,000
Repayment of long-term debt	(147,000)	-	-	-	(147,000)
Increase (decrease) in short-term borrowings	7,124	13,394	(10,490)	-	10,028
Common stock dividends	(11,383)	-	-	-	(11,383)
Common stock repurchases	(176,214)	-	-	-	(176,214)
Proceeds from exercise of stock options	20,911	-	-	-	20,911
Other financing activities, net	8,351	-	(5,396)	-	2,955
Net cash provided by (used for) financing activities	201,789	13,394	(15,886)	-	199,297
Net increase (decrease) in cash and cash equivalents	45,805	328,319	(1,129)	-	372,995
Cash and cash equivalents at beginning of year	36,090	31,390	20,908	-	88,388
CASH AND CASH EQUIVALENTS AT END OF YEAR	$81,895	$359,709	$19,779	$-	$461,383

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$320,545	$77,812	$35,028	$(112,840)	$320,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,287	14,609	623	-	38,519
Changes in assets and liabilities:
Increase in inventories	(298,489)	(253,221)	(33,852)	-	(585,562)
Net change in other assets, payables and other liabilities	57,067	(66,280)	16,005	112,840	119,632
Tax benefit from exercise of stock options	17,475	-	-	-	17,475
Other operating activities, net	10,920	-	-	-	10,920
Net cash provided by (used for) operating activities	130,805	(227,080)	17,804	-	(78,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(26,370)	(19,468)	(1,293)	-	(47,131)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	19,336	-	19,336
Net cash (used for) provided by investing activities	(26,370)	(19,468)	18,043	-	(27,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings	1,659	(829)	(15,764)	-	(14,934)
Common stock dividends	(9,661)	-	-	-	(9,661)
Common stock repurchases	(118,296)	-	-	-	(118,296)
Proceeds from exercise of stock options	15,907	-	-	-	15,907
Other financing activities, net	7,612	-	(2,678)	-	4,934
Net cash used for financing activities	(102,779)	(829)	(18,442)	-	(122,050)
Net increase (decrease) in cash and cash equivalents	1,656	(247,377)	17,405	-	(228,316)
Cash and cash equivalents at beginning of year	34,434	278,767	3,503	-	316,704
CASH AND CASH EQUIVALENTS AT END OF YEAR	$36,090	$31,390	$20,908	$-	$88,388

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2003
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$241,692	$48,296	$38,272	$(86,568)	$241,692
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,261	11,253	922	-	36,436
Changes in assets and liabilities:
Increase in inventories	(148,412)	(91,577)	-	-	(239,989)
Net change in other assets, payables and other liabilities	(44,754)	79,435	(37,950)	86,568	83,299
Tax benefit from exercise of stock options	17,120	-	-	-	17,120
Other operating activities, net	913	-	-	-	913
Net cash provided by operating activities	90,820	47,407	1,244	-	139,471
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(20,266)	(11,342)	(933)	-	(32,541)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	18,672	-	18,672
Net cash (used for) provided by investing activities	(20,266)	(11,342)	17,739	-	(13,869)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	150,000	-	-	-	150,000
Repayment of long-term debt	(100,000)	-	-	-	(100,000)
Increase (decrease) in short-term borrowings	1,661	1,669	(16,891)	-	(13,561)
Common stock dividends	(2,020)	-	-	-	(2,020)
Common stock repurchases	(130,939)	-	-	-	(130,939)
Proceeds from exercise of stock options	15,190	-	-	-	15,190
Other financing activities, net	5,593	-	(2,606)	-	2,987
Net cash (used for) provided by financing activities	(60,515)	1,669	(19,497)	-	(78,343)
Net increase (decrease) in cash and cash equivalents	10,039	37,734	(514)	-	47,259
Cash and cash equivalents at beginning of year	24,395	241,033	4,017	-	269,445
CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,434	$278,767	$3,503	$-	$316,704

Note L: Subsequent Event

On January 12, 2006, the Company entered into a $750.0 million unsecured revolving credit facility.  The new credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments.  The $750.0 million credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in its leverage ratio and credit ratings, or by reference to an alternate base rate.  The credit agreement contains various customary affirmative, negative and financial covenants, replaces the Company’s prior $500.0 million revolving credit facility and will be used for general corporate purposes.  (See Note F, “Debt.”)

Report of Management

Management of the Company is responsible for the integrity and accuracy of the financial statements and all other annual report information.  The financial statements are prepared in conformity with generally accepted accounting principles and include amounts based on management’s judgments and estimates.

The accounting systems, which record, summarize and report financial information, are supported by internal control systems designed to provide reasonable assurance, at an appropriate cost, that the assets are safeguarded and that transactions are recorded in accordance with Company policies and procedures.  Developing and maintaining these systems are the responsibility of management.  Proper selection, training and development of personnel also contribute to the effectiveness of the internal control systems.  For the purpose of evaluating and documenting its systems of internal control, management elected to use the integrated framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s systems, evaluation and test results were documented.  The Company’s internal auditors regularly test these systems.  Based on its evaluation, management believes that its systems of internal control over financial reporting were effective and is not aware of any material weaknesses.

As described in Note B to the Company’s consolidated financial statements, the Company has restated Note B to the consolidated financial statements included in this report to report segment information relating to its homebuilding operations on the basis of regions of the country, rather than treating its homebuilding business as a single, national reportable segment.  The Company’s management has considered its assessment regarding the effectiveness of its internal control over financial reporting to take account of the restatement, and has concluded that its prior assessment, that the Company’s internal control over financial reporting was effective as of December 31, 2005, is correct.  This determination was based upon the fact that management believes that the Company’s internal control over financial reporting operated in a manner that provided management with a reasonable basis for its original conclusion with respect to reporting segment information.

The Company’s independent registered public accounting firm also reviewed and tested the effectiveness of these systems to the extent it deemed necessary to express an opinion on the consolidated financial statements and systems of internal control; an attestation report on management’s assessment of the Company’s internal control over financial reporting was then issued.

The Audit Committee of the Board of Directors periodically meets with management, the internal auditors and the independent registered public accounting firm to review accounting, auditing and financial matters.  Both internal auditors and the independent registered public accounting firm have unrestricted access to the Audit Committee.

/s/ Gordon A. Milne
Gordon A. Milne
Executive Vice President and
Chief Financial Officer

/s/ David L. Fristoe
David L. Fristoe
Senior Vice President, Controller and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Ryland Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ryland Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Ryland Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Los Angeles, California

February 22, 2006, except for Note B,

as to which the date is October 19, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Ryland Group, Inc.

We have audited management’s assessment, included in the accompanying Report of Management, that The Ryland Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Ryland Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Ryland Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, The Ryland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 22, 2006, except for Note B, as to which the date is October 19, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Los Angeles, California

February 22, 2006

Quarterly Financial Data

(in thousands, except per share data) unaudited				2005				2004
	DEC. 31	SEPT. 30	JUN. 30	MAR. 31	DEC. 31	SEPT. 30	JUN. 30	MAR. 31

CONSOLIDATED RESULTS
Revenue	$1,529,567	$1,254,313	$1,159,712	$873,974	$1,244,379	$1,034,322	$918,521	$754,599
Earnings before taxes	261,280	190,313	168,290	101,168	176,675	134,908	124,408	85,221
Tax expense	99,288	72,319	63,950	38,442	68,020	51,939	47,898	32,810
Net earnings	$161,992	$117,994	$104,340	$62,726	$108,655	$82,969	$76,510	$52,411
Net earnings per common share:
Basic	$3.48	$2.52	$2.22	$1.32	$2.29	$1.75	$1.60	$1.09
Diluted	3.32	2.39	2.10	1.25	2.17	1.66	1.51	1.03
Weighted-average common shares outstanding:
Basic	46,540	46,779	47,057	47,489	47,481	47,368	47,918	47,947
Diluted	48,860	49,365	49,625	50,083	50,026	49,920	50,561	50,976

Common Stock Prices and Dividends

The Ryland Group lists its common shares on the NYSE, trading under the symbol “RYL.”

The latest reported sale price of the Company’s common stock on February 3, 2006, was $71.00, and there were approximately 1,478 common stockholders of record.

The table below presents high and low market prices and dividend information for the Company. (See Note F, “Debt,” for dividend restrictions.)

			DIVIDENDS				DIVIDENDS
			DECLARED				DECLARED
2005	HIGH	LOW	PER SHARE	2004	HIGH	LOW	PER SHARE
First quarter	$71.81	$53.97	$0.06	First quarter	$46.30	$36.07	$0.05
Second quarter	76.37	58.06	0.06	Second quarter	44.25	36.34	0.05
Third quarter	83.13	65.97	0.06	Third quarter	46.95	34.69	0.05
Fourth quarter	76.97	62.25	0.12	Fourth quarter	57.63	42.45	0.06

NYSE Certification

The NYSE requires that the chief executive officers of its listed companies certify annually to the NYSE that they are not aware of violations by their companies of NYSE corporate governance listing standards.  The Company submitted a non-qualified certification by its Chief Executive Officer to the NYSE last year in accordance with the NYSE’s rules.  Further, the Company filed certifications by its Chief Executive Officer and Chief Financial Officer with the SEC in accordance with the Sarbanes-Oxley Act of 2002.  These certifications were filed as exhibits to this Annual Report on Form 10-K.

Item 9.                                               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                      Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC.  At the end of the period covered by the report on Form 10-K/A, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

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

At December 31, 2005, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls as required by the Sarbanes-Oxley Act of 2002.  No material weaknesses were identified.  The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in “Part II, Item 8., “Financial Statements and Supplementary Data.”  The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report which also appears in Part II, Item 8., “Financial Statements and Supplementary Data.”

The Company has restated Note B to the consolidated financial statements included in this Form 10-K/A to report segment information relating to its homebuilding operations based on regions of the country, rather than treating it as a single, national, reportable segment.  The Company’s management, including its CEO and CFO, has re-evaluated its disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes their conclusion.  The Company’s management has determined that the restatement does not change any conclusion and that, at December 31, 2005, its disclosure controls and procedures were effective to ensure that the information included in the reports that it filed or submitted under the Exchange Act was recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms.  The treatment of the Company’s homebuilding business as a single, national, reportable segment was previously in accordance with SFAS 131, and the practice was followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC.  The restatement represents a change in interpretation and practice with respect to the application of SFAS 131.  The change in the way the Company reports segment information did not affect its previously reported consolidated financial position, results of operations or cash flows.

In the description of its business and Management’s Discussion and Analysis of Financial Condition and Result of Operations, the Company previously included certain information on the basis of the geographic regions within which the Company operates.  Based upon a recent technical correction to the interpretation of homebuilding segment reporting, the Company presents in this restatement additional information so that all geographic regional data in its reports are presented on the basis of the same geographic homebuilding segments.  In light of, and after considering this change in reporting homebuilding geographic segment information, the Company’s management continues to believe and has concluded that its disclosure controls and procedures are effective.

Item 9B.             Other Information

None.

PART III

Item 10.                                        Directors and Executive Officers of the Registrant

Information as to the Company’s directors and executive officers is incorporated by reference from the Company’s 2006 Proxy Statement, including the determination by the Board of Directors, with respect to the “Audit Committee’s financial expert,” and the identity of each member of the Audit Committee of the Board of Directors.  Additional information as to the Company’s executive officers is shown under Part I as a separate item.

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

PART IV

Item 15.             Exhibits and Financial Statement Schedules

			Page No.
(a)	1.	Financial Statements
		Consolidated Statements of Earnings – years ended December 31, 2005, 2004 and 2003	33
		Consolidated Balance Sheets – December 31, 2005 and 2004	34
		Consolidated Statements of Stockholders’ Equity – years ended December 31, 2005, 2004 and 2003	35
		Consolidated Statements of Cash Flows – years ended December 31, 2005, 2004 and 2003	36
		Notes to Consolidated Financial Statements	37
			Page No.
2.		Financial Statement Schedule (Filed herewith)
		Schedule II — Valuation and Qualifying Accounts	71
		Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.
3.	Exhibits
	The following exhibits are included with this report or incorporated herein by reference as indicated below:
	3.1	Articles of Restatement of The Ryland Group, Inc., as amended
		(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
	3.2	Bylaws of The Ryland Group, Inc., as amended
		(Incorporated by reference from Form 10-K for the year ended December 31, 1996)
	4.1	Rights Agreement, dated as of October 18, 1996, between The Ryland Group, Inc. and ChaseMellon Shareholder Services L.L.C.
		(Incorporated by reference from Form 8-K, filed October 24, 1996)
	4.2	Amendment to the Rights Agreement, dated as of February 25, 2001, between The Ryland Group, Inc. and Mellon Investor Services L.L.C.
		(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

3.		Exhibits, continued
	4.3	Senior Subordinated Notes, dated as of June 13, 2001
(Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-58208)
	4.4	Senior Notes, dated as of August 16, 2001
(Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-58208)
	4.5	Senior Notes, dated as of June 5, 2003
(Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-100167)
	4.6	Senior Notes, dated as of January 11, 2005
(Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-121469)
	4.7	Senior Notes, dated as of May 9, 2005
(Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
	10.1	Credit Agreement, dated as of January 12, 2006, between The Ryland Group, Inc. and certain financial institutions
(Incorporated by reference from Form 8-K, filed January 13, 2006)
	10.2	2005 Equity Incentive Plan of The Ryland Group, Inc.
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
	10.3	Form of Non-Qualified Stock Option Agreement for The Ryland Group, Inc. 2005 Equity Incentive Plan
(Incorporated by reference from Form 8-K, filed April 29, 2005)
	10.4	Form of Stock Unit Agreement for The Ryland Group, Inc. 2005 Equity Incentive Plan
(Incorporated by reference from Form 8-K, filed April 29, 2005)
	10.5	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc.
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)
	10.6	Form of Stock Option Agreement for The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan
(Incorporated by reference from Form 8-K, filed April 29, 2005)
	10.7	Amended and Restated Employment Agreement, dated as of April 20, 2005, between The Ryland Group, Inc., and R. Chad Dreier
(Incorporated by reference from Form 8-K/A, filed May 4, 2005)
	10.8	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)
	10.9	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan II
(Incorporated by reference from Form 8-K/A, filed May 4, 2005)

3.	Exhibits, continued
	10.10	Form of Senior Executive Severance Agreement between The Ryland Group, Inc. and the executive officers of the Company
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)
	10.11	Amendment and Restatement of the Executive and Director Deferred Compensation Plan, effective March 1, 1998
(Incorporated by reference from Form 10-K for the year ended December 31, 1999)
	10.12	Non-Employee Directors’ Stock Unit Plan, effective January 1, 1998, between The Ryland Group, Inc. and the Board of Directors
(Incorporated by reference from Form 10-K for the year ended December 31, 1997)
	10.13	TRG Incentive Plan, as amended and restated, effective January 1, 2003
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)
	10.14	The Ryland Group, Inc. Performance Award Program, effective July 1, 2002
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)
	10.15	The Ryland Group, Inc. Senior Executive Performance Plan
(Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)
	10.16	The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)
	10.17	Lease Agreement, dated as of December 29, 1999, by and between The Ryland Group, Inc. and Kilroy Realty Group
(Incorporated by reference from Form 10-K for the year ended December 31, 1999)
	10.18	First Amendment to Office Building Lease, dated August 26, 2005, by and between The Ryland Group, Inc. and Kilroy Realty, L.P.
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)
	10.19	Office Lease, dated March 18, 1999, as amended, by and between Ryland Mortgage Company and IDS Life Insurance Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)
	12.1	Computation of Ratio of Earnings to Fixed Charges
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)
	21	Subsidiaries of the Registrant
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)
	23	Consent of Independent Registered Public Accounting Firm
(Filed herewith)
	24	Power of Attorney
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)

3.	Exhibits, continued
	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)
	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)
	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)
	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

The Ryland Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(amounts in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	and	End of
	of Period	Expenses	Transfers	Period
Valuation allowance:
Homebuilding inventories[1]
2005	$1,405	$804	$(1,723)	$486
2004	1,526	33	(154)	1,405
2003	5,340	25	(3,839)	1,526

1  Balances as of December 31, 2005, 2004 and 2003, represent valuation allowances for assets to be disposed of.

Report of Independent Public Accounting Firm

Board of Directors and Stockholders

The Ryland Group, Inc.

We have audited the consolidated financial statements of The Ryland Group, Inc. as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 22, 2006 (except for Note B, as to which the date is October 19, 2006), included in this Annual Report (Form 10-K/A) for the year ended December 31, 2005. Our audits also included the financial statement schedule of The Ryland Group, Inc. listed in Item 15(a) of this Annual Report (Form 10-K/A). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Ernst & Young LLP

Los Angeles, California

February 24, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.

By:

/s/ R. Chad Dreier	November 7, 2006
R. Chad Dreier, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ R. Chad Dreier	November 7, 2006
R. Chad Dreier
Chief Executive Officer

Principal Financial Officer:

/s/ Gordon A. Milne	November 7, 2006
Gordon A. Milne
Chief Financial Officer

Principal Accounting Officer:

/s/ David L. Fristoe	November 7, 2006
David L. Fristoe
Chief Accounting Officer

All members of the Board of Directors: R. Chad Dreier, Daniel T. Bane, Leslie M. Frécon, Roland A. Hernandez, William L. Jews, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Charlotte St. Martin, Paul J. Varello and John O. Wilson

By:

/s/ Timothy J. Geckle	November 7, 2006
Timothy J. Geckle
As Attorney-in-Fact

INDEX OF EXHIBITS

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002