Form 10-Q/A
period 2006-03-31
RYLAND GROUP INC
filed 2006-11-07
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Paragraph

This Form 10-Q/A is being filed to provide additional segment reporting footnote disclosure related to the Company’s homebuilding operations. The Company has restated the accompanying unaudited consolidated financial statements with revisions to its segment disclosure for all periods presented in order to disaggregate its homebuilding operations into regional reporting segments. See revised disclosures in Note 3, “Segment Information,” to the unaudited consolidated financial statements. Unless otherwise indicated, no information in this Form 10-Q/A has been updated from the original filing for any subsequent information or events.

For the convenience of the reader, this Form 10-Q/A sets forth the entire March 31, 2006 Form 10-Q. However, this Form 10-Q/A amends and restates only “Part I. Financial Information, Items 1., 2. and 4.” of the March 31, 2006 Form 10-Q, in each case solely to be responsive to a disclosure comment, indicating a preference for additional segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission. The aforementioned changes to the unaudited consolidated financial statements have no effect on the Company’s financial position as of March 31, 2006, and December 31, 2005, or its results of operations and cash flows for the three months ended March 31, 2006 and 2005.

THE RYLAND GROUP, INC.

FORM 10-Q/A

PART I. Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	Three Months Ended March 31,
(in thousands, except share data)	2006	2005

REVENUES
Homebuilding	$1,055,879	$858,377
Financial services	18,959	15,597
TOTAL REVENUES	1,074,838	873,974

EXPENSES
Cost of sales	798,924	660,845
Selling, general and administrative	109,418	91,556
Financial services	7,425	7,342
Corporate	15,024	13,063
TOTAL EXPENSES	930,791	772,806

EARNINGS
Earnings before taxes	144,047	101,168
Tax expense	54,018	38,442
NET EARNINGS	$90,029	$62,726

NET EARNINGS PER COMMON SHARE
Basic	$1.95	$1.32
Diluted	1.86	1.25

AVERAGE COMMON SHARES OUTSTANDING
Basic	46,134,264	47,488,914
Diluted	48,339,161	50,082,920

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.06

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

The Ryland Group, Inc. and Subsidiaries

	March 31,	December 31,
(in thousands, except share data)	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$91,620	$461,383
Housing inventories
Homes under construction	1,343,521	1,253,460
Land under development and improved lots	1,254,338	1,087,016
Consolidated inventory not owned	235,286	239,191
Total inventories	2,833,145	2,579,667
Property, plant and equipment	71,617	65,980
Net deferred taxes	51,538	50,099
Purchase price in excess of net assets acquired	18,185	18,185
Other	235,844	211,559
TOTAL ASSETS	3,301,949	3,386,873

LIABILITIES
Accounts payable	241,694	249,539
Accrued and other liabilities	539,221	664,691
Debt	935,448	921,970
TOTAL LIABILITIES	1,716,363	1,836,200

MINORITY INTEREST	170,585	174,652

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized — 200,000,000 shares
Issued — 45,735,280 shares at March 31, 2006
(46,368,143 shares at December 31, 2005)	45,735	46,368
Retained earnings	1,360,829	1,326,689
Accumulated other comprehensive income	8,437	2,964
TOTAL STOCKHOLDERS’ EQUITY	1,415,001	1,376,021
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,301,949	$3,386,873

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	Three Months Ended March 31,
(in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$90,029	$62,726
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	11,089	9,068
Stock-based compensation expense	6,429	5,183
Changes in assets and liabilities:
Increase in inventories	(255,855)	(237,747)
Net change in other assets, payables and other liabilities	(150,532)	(94,943)
Tax benefit from exercise of stock options and vesting of restricted stock	-	6,131
Excess tax benefits from stock-based compensation	(6,597)	-
Other operating activities, net	(3,879)	(6,283)
Net cash used for operating activities	(309,316)	(255,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(14,836)	(13,734)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	968	1,407
Net cash used for investing activities	(13,868)	(12,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	-	250,000
Increase in short-term borrowings	13,478	14,189
Common stock dividends	(5,618)	(2,862)
Common stock repurchases	(71,863)	(32,047)
Issuance of common stock under stock-based compensation	10,873	12,392
Excess tax benefits from stock-based compensation	6,597	-
Other financing activities, net	(46)	(650)
Net cash (used for) provided by financing activities	(46,579)	241,022
Net decrease in cash and cash equivalents	(369,763)	(27,170)
Cash and cash equivalents at beginning of period	461,383	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,620	$61,218
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Decrease) increase in consolidated inventory not owned related to land options	$(2,377)	$58,855

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

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly-owned subsidiaries (the “Company”).  Intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the 2006 presentation.  See Note A, “Summary of Significant Accounting Policies” of the Company’s 2005 Annual Report on Form 10-K/A for a description of its accounting policies.

The consolidated balance sheet at March 31, 2006, the consolidated statements of earnings for the three months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, have been prepared by the Company without audit.  In the opinion of management, all adjustments, which include normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2006, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K/A.

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

Note 3.  Segment Information (Restated)

The Company is a leading national homebuilder and mortgage-related financial services firm.  As one of the largest single-family on-site homebuilders in the United States, it builds homes in 28 markets.  The Company consists of six segments: four geographically-determined homebuilding regions, referred to as North, Texas, Southeast and West; financial services; and corporate.  The Company’s homebuilding segments specialize in the sale and construction of single-family attached and detached housing.  The Company’s financial services segment provides loan origination and offers mortgage, title, escrow and insurance services.  Corporate is a non-operating business segment with the sole purpose of supporting operations.  Certain corporate expenses are allocated to the homebuilding and financial services segments.  As a result of disaggregating the Company’s homebuilding operations into formal segments, certain employee benefit plan assets and costs have been reclassified from corporate to other segments in order to best reflect the financial position and results of the Company’s segments.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings.  The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	Three Months Ended
	March 31,
(in thousands)	2006	2005

REVENUES
Homebuilding
North	$249,995	$225,620
Texas	137,898	104,777
Southeast	335,164	223,344
West	332,822	304,636
Financial services	18,959	15,597
Total	$1,074,838	$873,974

PRETAX EARNINGS
Homebuilding
North	$33,282	$33,298
Texas	7,901	2,925
Southeast	54,507	22,716
West	51,847	47,037
Financial services	11,534	8,255
Corporate and unallocated	(15,024)	(13,063)
Total	$144,047	$101,168

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share data)	2006	2005

NUMERATOR
Numerator for basic and diluted earnings per share — earnings available to common stockholders	$90,029	$62,726

DENOMINATOR
Denominator for basic earnings per share — weighted-average shares	46,134,264	47,488,914
Effect of dilutive securities:
Stock options	1,796,275	2,298,335
Equity incentive plan	408,622	295,671
Dilutive potential of common shares	2,204,897	2,594,006
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	48,339,161	50,082,920

NET EARNINGS PER COMMON SHARE
Basic	$1.95	$1.32
Diluted	1.86	1.25

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

In compliance with the provisions of FIN 46, the Company consolidated $235.3 million of inventory not owned at March 31, 2006, $175.2 million of which pertained to land and lot option contracts and $60.1 million of which pertained to three of the Company’s homebuilding joint ventures. (See Note 8, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  This represents the fair value of the optioned property.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $14.4 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned.  Minority interest totaling $160.8 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At March 31, 2006, the Company had cash deposits and letters of credit totaling $25.3 million relating to lot option contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company.  At March 31, 2006, the Company had cash deposits and/or letters of credit totaling $94.1 million that were associated with lot option purchase contracts that had an aggregate purchase price of $1.3 billion and that were related to VIEs in which it did not have a primary variable interest.

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

At March 31, 2006, the increase in aggregate joint venture assets and debt from December 31, 2005, was primarily attributable to one joint venture which had aggregate assets of $557.5 million and aggregate debt of $378.9 million.  In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis.  The Company had a 3.3 percent pro rata interest on the debt, or $12.6 million, and a completion guarantee related to project development.  The guarantees apply if a partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance.

At March 31, 2006, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities.  In association with these consolidated joint ventures, the Company recorded pretax earnings of $42,000 and pretax losses of $5,000 for the three-month periods ended March 31, 2006 and 2005, respectively.  Total assets of $62.7 million and $63.7 million, including consolidated inventory not owned, (See Note 7, “Variable Interest Entities.”); total liabilities of $45.9 million and $43.3 million; and minority interest of $9.8 million and $11.5 million, were consolidated as of March 31, 2006, and December 31, 2005, respectively.  In February 2006, the Company guaranteed up to 50.0 percent of a $55.0 million revolving credit facility for one of its consolidated joint

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

ventures.  At March 31, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $43.4 million, of which the Company guaranteed $21.7 million.

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

In January 2006, the Company entered into a $750.0 million unsecured revolving credit facility. The new credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The $750.0 million revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants; replaces the Company’s prior $500.0 million revolving credit facility; and is used for general corporate purposes.  There were no outstanding borrowings under this agreement or under the Company’s prior $500.0 million revolving credit facility at March 31, 2006 or December 31, 2005, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 10.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At March 31, 2006, and December 31, 2005, the cash surrender value of these contracts was $23.5 million and $19.2 million, respectively.  The net periodic benefit cost for these plans for the three months ended March 31, 2006, was $280,000 and included service costs of $886,000, interest costs of $214,000 and investment earnings of $820,000.  For the three months ended March 31, 2005, the net periodic benefit cost was $1.3 million and included service costs of $798,000, interest costs of $176,000 and investment losses of $301,000.   The $13.7 million and $12.6 million projected benefit obligations at March 31, 2006, and December 31, 2005, respectively, were equal to the net liability recognized in the balance sheet at those dates.  For the three months ended March 31, 2006 and 2005, the weighted-average discount rates used for the plans were 7.6 percent and 7.7 percent, respectively.

Note 11.  Stock-Based Compensation

The Ryland Group, Inc. 2005 Equity Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, stock units or any combination of the foregoing to employees.  Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years. Outstanding stock options granted under previous plans generally have a maximum term of ten years and vest over three years.  At March 31, 2006, and December 31, 2005, stock options or other awards or units available for grant totaled 661,489 and 659,263, respectively.

The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan (the “Director Plan”) provides automatic grants of nonstatutory stock options to directors for the purchase of shares at prices not less than the fair market value of the shares at the date of grant.  Stock options fully vest, become exercisable six months after the date of grant and have a maximum term of ten years. Upon termination of service on the Board of Directors, all stock options become fully vested, immediately exercisable and expire three years after the date of termination, regardless of their stated expiration dates. At March 31, 2006, and December 31, 2005, there were 953,200 stock options available for grant.

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

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

The fair value of each of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, which requires input assumptions for the Company’s expected dividend yield, expected volatility, risk-free interest rate and expected option life.  Expected volatility is based upon the historical volatility of the Company’s common stock.  The expected dividend yield is based on an annual dividend rate of $0.48 per common share.  The risk-free interest rate for periods within the contractual life of the stock option award is based upon the zero-coupon U.S. Treasury bond on the date the stock option is granted, with a maturity equal to the expected option life of the stock option granted.  The expected option life is derived from historical experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

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

Net earnings for the three months ended March 31, 2006, included $6.4 million, or $0.08 per diluted share of stock-based compensation expense, before income tax benefits of $2.4 million.  Stock-based compensation expenses have been allocated to the Company’s reportable segments and are reported within “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

The following table illustrates the effect on net earnings and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under its equity-based compensation plans in the first quarter of 2005.  For purposes of this pro forma disclosure, the grant-date fair value of the Company’s stock options was estimated by using a Black-Scholes-Merton option-pricing formula and amortized to expense over the stock options’ vesting periods.

Three Months Ended March 31,
(in thousands, except per share data)	2005
Net earnings, as reported	$62,726
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects[1]	3,213
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(5,410)
Pro forma net earnings	$60,529
Earnings per share:
Basic – as reported	$1.32
Basic – pro forma	1.27
Diluted – as reported	1.25
Diluted – pro forma	1.21

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

The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and 2005, was $17.3 million and $16.0 million, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

A summary of the Company’s nonvested options as of and for the three-month period ended March 31, 2006, follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested options outstanding at January 1, 2006	1,294,035	$13.40
Granted	-	-
Vested	(480,005)	8.36
Forfeited	(2,226)	9.85
Nonvested options outstanding at March 31, 2006	811,804	$16.39

As of March 31, 2006, there was $8.5 million of unrecognized compensation cost that related to nonvested stock option awards granted under the Company’s plans.  That cost is expected to be recognized over the next 2.3 years.

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

At March 31, 2006, the outstanding restricted shares will vest as follows:  2006 – 44,336; 2007 – 138,328; 2008 – 84,336; 2009 – 40,000; and 2010 – 40,000.

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

At March 31, 2006, one of the joint ventures in which the Company participates had debt of $378.9 million.  In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis.  The Company had a 3.3 percent pro rata interest on the debt, or $12.6 million, at March 31, 2006, and a completion guarantee related to project development.  The guarantees apply if a partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance.  In another of its joint ventures, the Company guaranteed up to 50.0 percent of a $55.0 million revolving credit facility.  At March 31, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $43.4 million, of which the Company guaranteed $21.7 million.

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

Note 13.  New Accounting Pronouncements

SFAS 123(R) and SAB 107

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), which is a revision of SFAS 123.  SFAS 123(R) supercedes APB No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.”  While generally similar in approach to its predecessor statement, SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.  SFAS 123(R) permits public companies to adopt its requirements by using either the modified “prospective-transition” method, in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, or by using the “modified-retrospective” method, which includes the requirements of the modified-prospective method described above and also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after December 15, 2005.  The Company implemented the provisions of SFAS 123(R) during the first quarter of 2006. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have been what is reported in the disclosure of pro forma net income and earnings per share in Note 11, “Stock-Based Compensation.”

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow.  This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.  (See Note 11, “Stock-Based Compensation.”)

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

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

SFAS 154

In March 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which is a replacement of APB Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 amends requirements for reporting a change in accounting principles. The statement requires a retrospective application of changes in accounting principles to prior period financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective in fiscal years beginning after December 15, 2005, for accounting changes and corrections of errors made. The implementation of SFAS 154 will not have a material effect on the Company’s financial condition or results of operations.

FSP 109-1

In December 2004, the FASB issued Staff Position 109-1 (FSP 109-1), “Application of FASB Statement No. 109 (SFAS 109), ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to nine percent of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction was effective beginning in the Company’s fiscal year 2005. The Company currently estimates the reduction in its federal income tax rate to be in the range of one-half of one percent to one percent.

Note 14.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $750.0 million unsecured revolving credit facility; 8.0 percent senior notes due August 2006; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional.

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

			Three Months Ended March 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$609,351	$470,278	$23,083	$(27,874)	$1,074,838

EXPENSES
Corporate, general and administrative	526,202	420,914	11,549	(27,874)	930,791
TOTAL EXPENSES	526,202	420,914	11,549	(27,874)	930,791

Earnings before taxes	83,149	49,364	11,534	-	144,047
Tax expense	31,218	18,511	4,289	-	54,018
Equity in net earnings of subsidiaries	38,098	-	-	(38,098)	-

NET EARNINGS	$90,029	$30,853	$7,245	$(38,098)	$90,029

CONSOLIDATING STATEMENT OF EARNINGS

			Three Months Ended March 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$476,290	$407,185	$15,597	$(25,098)	$873,974

EXPENSES
Corporate, general and administrative	425,345	365,217	7,342	(25,098)	772,806
TOTAL EXPENSES	425,345	365,217	7,342	(25,098)	772,806

Earnings before taxes	50,945	41,968	8,255	-	101,168
Tax expense	19,390	15,947	3,105	-	38,442
Equity in net earnings of subsidiaries	31,171	-	-	(31,171)	-

NET EARNINGS	$62,726	$26,021	$5,150	$(31,171)	$62,726

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET (Unaudited)

					March 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$40,752	$20,157	$30,711	$-	$91,620
Consolidated inventories owned	1,572,692	1,025,167	-	-	2,597,859
Consolidated inventories not owned	6,681	7,764	220,841	-	235,286
Total inventories	1,579,373	1,032,931	220,841	-	2,833,145
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries/ intercompany receivables	948,555	-	16,844	(965,399)	-
Other assets	241,605	81,035	36,359	-	358,999
TOTAL ASSETS	2,825,668	1,136,925	304,755	(965,399)	3,301,949

LIABILITIES
Accounts payable and other accrued liabilities	495,526	172,314	113,075	-	780,915
Debt	915,141	20,307	-	-	935,448
Intercompany payables	-	335,488	-	(335,488)	-
TOTAL LIABILITIES	1,410,667	528,109	113,075	(335,488)	1,716,363
MINORITY INTEREST	-	-	170,585	-	170,585
STOCKHOLDERS’ EQUITY	1,415,001	608,816	21,095	(629,911)	1,415,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,825,668	$1,136,925	$304,755	$(965,399)	$3,301,949

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

			Three Months Ended March 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$90,029	$30,853	$7,245	$(38,098)	$90,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,484	4,307	298	-	11,089
Stock-based compensation expense	6,429	-	-	-	6,429
Changes in assets and liabilities:
Increase in inventories	(189,792)	(68,779)	2,716	-	(255,855)
Net change in other assets, payables and other liabilities	117,113	(305,566)	(177)	38,098	(150,532)
Excess tax benefits from stock-based compensation	(6,597)	-	-	-	(6,597)
Other operating activities, net	(3,879)	-	-	-	(3,879)
Net cash provided by (used for) operating activities	19,787	(339,185)	10,082	-	(309,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(8,324)	(6,440)	(72)	-	(14,836)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	968	-	968
Net cash (used for) provided by investing activities	(8,324)	(6,440)	896	-	(13,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term borrowings	7,405	6,073	-	-	13,478
Common stock dividends	(5,618)	-	-	-	(5,618)
Common stock repurchases	(71,863)	-	-	-	(71,863)
Issuance of common stock under stock-based compensation	10,873	-	-	-	10,873
Excess tax benefits from stock-based compensation	6,597	-	-	-	6,597
Other financing activities, net	-	-	(46)	-	(46)
Net cash (used for) provided by financing activities	(52,606)	6,073	(46)	-	(46,579)
Net (decrease) increase in cash and cash equivalents	(41,143)	(339,552)	10,932	-	(369,763)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	-	461,383
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,752	$20,157	$30,711	$-	$91,620

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

			Three Months Ended March 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$62,726	$26,021	$5,150	$(31,171)	$62,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,897	3,889	282	-	9,068
Stock-based compensation expense	5,183	-	-	-	5,183
Changes in assets and liabilities:
Increase in inventories	(125,235)	(110,458)	(2,054)	-	(237,747)
Net change in other assets, payables and other liabilities	(173,695)	61,305	(13,724)	31,171	(94,943)
Tax benefit from exercise of stock options and vesting of restricted stock	6,131	-	-	-	6,131
Other operating activities, net	(6,283)	-	-	-	(6,283)
Net cash used for operating activities	(226,276)	(19,243)	(10,346)	-	(255,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(7,000)	(6,560)	(174)	-	(13,734)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	1,407	-	1,407
Net cash (used for) provided by investing activities	(7,000)	(6,560)	1,233	-	(12,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	-	-	-	250,000
Increase (decrease) in short-term borrowings	9,030	5,905	(746)	-	14,189
Common stock dividends	(2,862)	-	-	-	(2,862)
Common stock repurchases	(32,047)	-	-	-	(32,047)
Issuance of common stock under stock-based compensation	12,392	-	-	-	12,392
Other financing activities, net	-	-	(650)	-	(650)
Net cash provided by (used for) financing activities	236,513	5,905	(1,396)	-	241,022
Net increase (decrease) in cash and cash equivalents	3,237	(19,898)	(10,509)	-	(27,170)
Cash and cash equivalents at beginning of year	36,090	31,390	20,908	-	88,388
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,327	$11,492	$10,399	$-	$61,218

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically-determined homebuilding regions; financial services; and corporate. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues in fiscal year 2005 and for the quarter ended March 31, 2006. The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

The Company reported consolidated net earnings of $90.0 million, or $1.86 per diluted share, for the first quarter of 2006, compared to consolidated net earnings of $62.7 million, or $1.25 per diluted share, for the first quarter of 2005. This rise in net earnings was a result of higher revenues, increased profitability and a 3.5 percent decrease in the average number of diluted shares outstanding. Pretax earnings from the homebuilding and financial services segments totaled $147.5 million and $11.5 million at March 31, 2006, compared to $106.0 million and $8.3 million at March 31, 2005, respectively.

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

Stockholders’ equity increased 2.8 percent, or $39.0 million, for the first quarter of 2006, compared to an increase of 4.4 percent for the same period in 2005. As a result of balancing cash outlays among achieving growth objectives, common stock repurchases and dividend increases, stockholders’ equity per share rose 32.8 percent to $30.94 at March 31, 2006, from $23.30 at March 31, 2005.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Homebuilding

General

Ryland homes are built on-site and marketed in four major geographic regions. At March 31, 2006, the Company operated in the following metropolitan areas:

Region/Segment	Major Markets Served
North	Baltimore, Chicago, Cincinnati, Delaware, Indianapolis, Minneapolis and Washington D.C.
Texas	Austin, Dallas, Houston and San Antonio
Southeast	Atlanta, Charleston, Charlotte, Fort Myers, Greensboro, Greenville, Jacksonville, Myrtle Beach, Orlando and Tampa
West	California’s Central Valley, California’s Inland Empire, Denver, Las Vegas, Phoenix, Sacramento and the San Diego area

Three months ended March 31, 2006, compared to three months ended March 31, 2005

The homebuilding segments reported pretax earnings of $147.5 million for the first quarter of 2006, compared to $106.0 million for the same period in the prior year. Homebuilding results for the first quarter of 2006 rose from 2005 primarily due to higher revenues and increased profitability.

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

Selling, general and administrative expenses, as a percentage of revenue, were 10.4 percent for the three months ended March 31, 2006, compared to 10.7 percent for the same period in the prior year. This decrease, as a percentage of revenue, was due to additional closings in growth markets without corresponding increases in overhead and lower executive compensation, partially offset by increases in marketing costs.

In the first quarter of 2006, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during the period. The rise in capitalized interest during the first quarter of 2006 was due to development activity.

Homebuilding Segment Information

New order dollars decreased 16.6 percent during the first quarter of 2006, compared to the same period in the prior year. New order dollars for the three months ended March 31, 2006, increased 10.7 percent in Texas, leveled in the Southeast, and decreased 16.8 percent in the North and 41.8 percent in the West, compared to the first quarter of 2005. New order units for the first quarter of 2006 decreased 21.2 percent to 4,021 units from 5,102 units for the same period in 2005. The decrease was primarily due to moderating demand in the North and West regions, as well as to product shortages in Las Vegas, which were attributable to processing delays.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	Three Months Ended
	March 31,
NEW ORDERS	2006	2005
Units
North	1,036	1,320
Texas	1,024	1,004
Southeast	1,258	1,516
West	703	1,262
Total	4,021	5,102
Dollars (in millions)
North	$333	$400
Texas	197	178
Southeast	389	388
West	263	452
Total	$1,182	$1,418

	Three Months Ended
	March 31,
CLOSINGS	2006	2005
Units
North	790	770
Texas	740	575
Southeast	1,198	934
West	826	859
Total	3,554	3,138
Average closing price (in thousands)
North	$311	$292
Texas	185	169
Southeast	278	239
West	401	354
Total	295	271

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	March 31,
OUTSTANDING CONTRACTS	2006	2005
Units
North	2,020	2,358
Texas	1,613	1,421
Southeast	3,661	3,440
West	1,637	2,365
Total	8,931	9,584
Dollars (in millions)
North	$658	$743
Texas	319	254
Southeast	1,162	889
West	617	797
Total	$2,756	$2,683
Average price (in thousands)
North	$326	$315
Texas	198	179
Southeast	317	259
West	377	337
Total	309	280

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
(in thousands)	2006	2005
North
Revenues	$249,995	$225,620
Expenses
Cost of sales	191,560	168,766
Selling, general and administrative expenses	25,153	23,556
Total expenses	216,713	192,322
Pretax earnings	$33,282	$33,298
Texas
Revenues	$137,898	$104,777
Expenses
Cost of sales	113,518	88,696
Selling, general and administrative expenses	16,479	13,156
Total expenses	129,997	101,852
Pretax earnings	$7,901	$2,925
Southeast
Revenues	$335,164	$223,344
Expenses
Cost of sales	246,728	177,341
Selling, general and administrative expenses	33,929	23,287
Total expenses	280,657	200,628
Pretax earnings	$54,507	$22,716
West
Revenues	$332,822	$304,636
Expenses
Cost of sales	247,118	226,042
Selling, general and administrative expenses	33,857	31,557
Total expenses	280,975	257,599
Pretax earnings	$51,847	$47,037
Total
Revenues	$1,055,879	$858,377
Expenses
Cost of sales	798,924	660,845
Selling, general and administrative expenses	109,418	91,556
Total expenses	908,342	752,401
Pretax earnings	$147,537	$105,976

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	Three Months Ended
	March 31,
GROSS PROFIT MARGINS BY REGION/SEGMENT	2006	2005
Housing gross profit margin
North	23.8%	25.2%
Texas	17.3	16.2
Southeast	26.6	20.6
West	25.7	25.8
Total	24.4	23.2

Three months ended March 31, 2006, compared to three months ended March 31, 2005

North – Homebuilding revenues increased by 10.8 percent to $250.0 million in 2006 from $225.6 million in 2005 primarily due to a 2.6 percent increase in the number of homes delivered and to a 6.5 percent increase in the average sales price of homes delivered. Gross margins on home sales were 23.8 percent in 2006, compared to 25.2 percent in 2005. Gross margins on home sales decreased in 2006 primarily due to additional discounts given in a more competitive market.

Texas – Homebuilding revenues increased by 31.6 percent to $137.9 million in 2006 from $104.8 million in 2005 primarily due to an increase in the number of homes delivered and in the average sales price of homes delivered in all of the markets in this segment. Gross margins on home sales were 17.3 percent in 2006, compared to 16.2 percent in 2005.

Southeast – Homebuilding revenues were $335.2 million in 2006, compared to $223.3 million in 2005, an increase of 50.1 percent, primarily due to a rise in the number of homes delivered in each market and to an increase of 16.3 percent in the average sales price of homes delivered. Gross margins on home sales were 26.6 percent in 2006, compared to 20.6 percent in 2005. Gross margins on home sales increased in 2006 primarily due to sales prices rising at a greater rate than costs.

West – Homebuilding revenues increased 9.3 percent to $332.8 million in 2006, compared to $304.6 million in 2005, primarily due to a 13.3 percent increase in the average sales price of homes delivered, partially offset by a 3.8 percent decrease in the number of homes delivered. Gross margins from home sales were 25.7 percent in 2006, compared to 25.8 percent in 2005.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

STATEMENT OF EARNINGS

	Three Months Ended
	March 31,
(in thousands)	2006	2005

REVENUES
Net gains on sales of mortgages and mortgage servicing rights	$8,913	$8,213
Title/escrow/insurance	6,749	5,119
Net origination fees	3,049	1,649
Interest
Mortgage-backed securities and notes receivable	97	398
Other	151	206
Total interest	248	604
Other	-	12
TOTAL REVENUES	18,959	15,597

EXPENSES
General and administrative	7,350	7,117
Interest	75	225
TOTAL EXPENSES	7,425	7,342

PRETAX EARNINGS	$11,534	$8,255
Originations (units)	2,635	2,363
Ryland Homes origination capture rate	80.3%	80.3%
Mortgage-backed securities and notes receivable average balance	$2,672	$9,842

Three months ended March 31, 2006, compared to three months ended March 31, 2005

For the three months ended March 31, 2006, the financial services segment reported pretax earnings of $11.5 million, compared to $8.3 million for the same period in 2005. The increase was primarily attributable to an 11.5 percent increase in loans originated and a 10.9 percent rise in average loan size, as well as to increased profitability from title and insurance operations.

Revenues for the financial services segment increased 21.6 percent to $19.0 million for the first quarter of 2006, compared to the same period in the prior year. The increase was primarily attributable to a rise in mortgage origination dollars, which resulted from an 11.5 percent increase in loans originated and a 10.9 percent rise in average loan size. The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 80.3 percent in the first quarters of 2006 and 2005.

For the three months ended March 31, 2006, general and administrative expenses were $7.4 million, versus $7.1 million for the same period in 2005. This increase was primarily attributable to additional expenses incurred in supporting expansion of the Company’s homebuilding markets.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Corporate

Three months ended March 31, 2006, compared to three months ended March 31, 2005

Corporate expenses were $15.0 million and $13.1 million for the three months ended March 31, 2006 and 2005, respectively. The rise in corporate expenses was primarily attributable to increased incentive compensation, which was due to improvement in the Company’s financial results, and to the expensing of stock options which resulted from a change in accounting principle.

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

Net earnings provided cash flows of $90.0 million for the three-month period ended March 31, 2006, and $62.7 million for the same period in 2005, primarily as a result of volume growth and increased operating margins. Net changes in other assets, payables and other liabilities provided $150.5 million and $94.9 million during the three months ended March 31, 2006 and 2005, respectively. The cash provided was invested principally in inventory of $255.9 million and $237.7 million, as well as in stock repurchases of $71.9 million and $32.0 million, during the three months ended March 31, 2006 and 2005, respectively. Dividends totaled $0.12 and $0.06 per share for the three months ended March 31, 2006 and 2005, respectively. Effective in the fourth quarter of 2005, the Company’s quarterly common stock dividend was increased to $0.12 per share from the previous quarterly common stock dividend of $0.06 per share.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

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

The financial services segment uses cash generated internally and from outside borrowing arrangements to finance its operations. During the fourth quarter of 2005, the financial services segment terminated its revolving credit facility, which was previously used to finance investment portfolio securities. Accordingly, the financial services segment had no borrowings outstanding at March 31, 2006, or December 31, 2005.

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

During the three months ended March 31, 2006, the Company repurchased 1,035,000 shares of its outstanding common stock at a cost of approximately $71.9 million. Additionally, the Company had existing authorization from its Board of Directors to purchase approximately 3.0 million shares at a cost of $204.8 million, based on the

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Company’s stock price at March 31, 2006. Outstanding shares at March 31, 2006, were 45,735,280, versus 47,349,051 for March 31, 2005, a decrease of 3.4 percent.

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

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2006, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, other than those related to its accounting for stock-based compensation.

On January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires that compensation expense be measured in and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company calculates the fair value of stock options by using the Black-Scholes-Merton option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. If actual results differ significantly from these estimates, stock-

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

based compensation expense and the Company’s consolidated results of operations could be materially impacted. The Company believes the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Outlook

At March 31, 2006, the Company’s backlog of orders for new homes totaled 8,931 units; the dollar value totaled $2.8 billion. This backlog, combined with closings during the first quarter of 2006, represents approximately 70 percent of the Company’s targeted closings for 2006. In the first four months of the year, the Company experienced a decline in sales orders for new homes, as compared to the same period last year. The Company believes its sales orders thus far reflect broader market trends toward a softening in demand for residential housing. It is too early to forecast whether year-to-date sales are indicative of a longer-term trend. Historically, the Company’s new order activity is higher in the spring and summer months, and those numbers will be more indicative of its annual performance. The Company anticipates its diluted earnings per share will be $9.50 for the fiscal year ending December 31, 2006, which, while lower than previous guidance, would reflect an increase of approximately five percent over 2005 and represent the highest diluted earnings per share in the Company’s history.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk since December 31, 2005. For information regarding the Company’s market risk, refer to “Item 7A., Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

At the end of the period covered by this report on Form 10-Q/A, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

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

At December 31, 2005, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in the Company’s 2005 Annual Report on Form 10-K/A. The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report which also appears in the Company’s 2005 Annual Report on Form 10-K/A.

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

The Company has restated Note 3 to expand the disclosure of its homebuilding reportable segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” to report segment information relating to its homebuilding operations based on regions of the country, rather than reporting its homebuilding business as a single, national reportable segment. The Company’s management, including its CEO and CFO, has re-evaluated its disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes any prior conclusion. The Company has determined that the restatement does not change any conclusion that, at March 31, 2006, its disclosure controls and procedures were effective to ensure that the information included in the reports that the Company filed or submitted under the Exchange Act was recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms. The treatment of the Company’s homebuilding business as a single, national reportable segment was previously in accordance with SFAS 131 and the practice was followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in interpretation and practice with respect to the application of SFAS 131. The change in the way the Company reports segment information did not affect its previously reported consolidated financial position, results of operations or cash flows.

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

Item 1A. Risk Factors

There were no material changes in the risk factors set forth in the Company’s most recent Annual Report on Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its own equity securities during the three months ended March 31, 2006:

			Total Number of Shares	Maximum Number
	Total		Purchased as Part	of Shares that
	Number of	Average	of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	Per Share	or Programs	Plans or Programs
January 1 – 31	110,000	$72.85	110,000	3,876,618
February 1 – 28	600,000	69.11	600,000	3,276,618
March 1 – 31	325,000	68.87	325,000	2,951,618 *

Total	1,035,000	$69.43	1,035,000	2,951,618

* Estimate is based on shares remaining under the $250.0 million authorization divided by the Company’s closing stock price at March 31, 2006.

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
(Incorporated by reference from Form 10-Q, filed May 2, 2006)

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

THE RYLAND GROUP, INC.
Registrant

November 7, 2006	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2006	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.
10.1	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc.
and PCCP HC Kierland, LLC
(Incorporated by reference from Form 8-K, filed March 6, 2006)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Incorporated by reference from Form 10-Q, filed on May 2, 2006)

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