Form 10-Q/A
period 2006-06-30
RYLAND GROUP INC
filed 2006-11-07
CIK 85974

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

For the convenience of the reader, this Form 10-Q/A sets forth the entire June 30, 2006, Form 10-Q. However, this Form 10-Q/A amends and restates only “Part I. Financial Information, Items 1., 2. and 4.” of the June 30, 2006, Form 10-Q, in each case solely to be responsive to a disclosure comment, indicating a preference for additional segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission. The aforementioned changes to the unaudited consolidated financial statements have no effect on the Company’s financial position as of June 30, 2006, and December 31, 2005, or its results of operations and cash flows for the three and six months ended June 30, 2006 and 2005.

THE RYLAND GROUP, INC.

FORM 10-Q/A

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2006	2005	2006	2005

REVENUES
Homebuilding	$1,170,362	$1,135,744	$2,226,241	$1,994,121
Financial services	26,530	23,968	45,489	39,565
TOTAL REVENUES	1,196,892	1,159,712	2,271,730	2,033,686

EXPENSES
Cost of sales	898,149	853,178	1,697,073	1,514,023
Selling, general and administrative	118,409	111,244	227,827	202,800
Financial services	9,655	7,720	17,080	15,062
Corporate	18,973	19,280	33,997	32,343
TOTAL EXPENSES	1,045,186	991,422	1,975,977	1,764,228

EARNINGS
Earnings before taxes	151,706	168,290	295,753	269,458
Tax expense	56,889	63,950	110,907	102,392
NET EARNINGS	$94,817	$104,340	$184,846	$167,066

NET EARNINGS PER COMMON SHARE
Basic	$2.11	$2.22	$4.06	$3.53
Diluted	2.03	2.10	3.88	3.35

AVERAGE COMMON SHARES OUTSTANDING	45,025,672	47,056,571	45,580,235	47,273,041
Basic	46,762,816	49,624,859	47,590,596	49,857,403
Diluted

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.06	$0.24	$0.12

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	June 30,	December 31,
(in thousands, except share data)	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$193,456	$461,383
Housing inventories
Homes under construction	1,445,449	1,253,460
Land under development and improved lots	1,285,975	1,087,016
Consolidated inventory not owned	207,378	239,191
Total inventories	2,938,802	2,579,667
Property, plant and equipment	75,382	65,980
Net deferred taxes	62,759	50,099
Purchase price in excess of net assets acquired	18,185	18,185
Other	238,991	211,559
TOTAL ASSETS	3,527,575	3,386,873

LIABILITIES
Accounts payable	265,446	249,539
Accrued and other liabilities	517,115	664,691
Debt	1,185,480	921,970
TOTAL LIABILITIES	1,968,041	1,836,200

MINORITY INTEREST	145,018	174,652

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

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	Six Months Ended June 30,
(in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$184,846	$167,066
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	21,766	19,757
Stock-based compensation expense	13,650	9,712
Changes in assets and liabilities:
Increase in inventories	(386,824)	(418,502)
Net change in other assets, payables and other liabilities	(167,742)	17,624
Tax benefit from exercise of stock options and vesting of restricted stock	-	10,493
Excess tax benefits from stock-based compensation	(11,947)	-
Other operating activities, net	(2,878)	(6,011)
Net cash used for operating activities	(349,129)	(199,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(28,359)	(27,219)
Principal reduction of mortgage-backed securities,
notes receivable and mortgage collateral	2,015	2,667
Net cash used for investing activities	(26,344)	(24,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	500,000
Increase in short-term borrowings	13,510	18,837
Common stock dividends	(11,148)	(5,715)
Common stock repurchases	(174,981)	(79,897)
Issuance of common stock under stock-based compensation	18,265	15,429
Excess tax benefits from stock-based compensation	11,947	-
Other financing activities, net	(47)	(912)
Net cash provided by financing activities	107,546	447,742
Net (decrease) increase in cash and cash equivalents	(267,927)	223,329
Cash and cash equivalents at beginning of period	461,383	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$193,456	$311,717
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Decrease) increase in consolidated inventory not owned related to land options	$(27,689)	$80,198

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

				Accumulated
				Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Capital	Earnings	Income	Equity
BALANCE AT DECEMBER 31, 2005	$46,368	$-	$1,326,689	$2,964	$1,376,021
Comprehensive income:
Net earnings			184,846		184,846
Other comprehensive income, net of tax:
Change in net unrealized gain on
mortgage-backed securities and cash flow
hedging instruments, net of taxes of $1,468				2,370	2,370
Total comprehensive income					187,216
Common stock dividends (per share $0.24)			(10,894)		(10,894)
Repurchase of common stock	(2,850)	(36,418)	(135,713)		(174,981)
Stock-based compensation and related
income tax benefit	736	36,418			37,154
BALANCE AT JUNE 30, 2006	$44,254	$-	$1,364,928	$5,334	$1,414,516

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly-owned subsidiaries (the “Company”).  Intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the 2006 presentation.  See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2005 Annual Report on Form 10-K/A for a description of its accounting policies.

The consolidated balance sheet at June 30, 2006, the consolidated statements of earnings for the three- and six- month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005, have been prepared by the Company without audit.  In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2006, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K/A.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

REVENUES
Homebuilding
North	$322,622	$319,179	$572,617	$544,799
Texas	160,363	133,537	298,261	238,314
Southeast	367,628	309,236	702,792	532,580
West	319,749	373,792	652,571	678,428
Financial services	26,530	23,968	45,489	39,565
Total	$1,196,892	$1,159,712	$2,271,730	$2,033,686

PRETAX EARNINGS
Homebuilding
North	$51,331	$49,511	$84,613	$82,809
Texas	13,604	8,003	21,505	10,928
Southeast	64,402	41,406	118,909	64,122
West	24,467	72,402	76,314	119,439
Financial services	16,875	16,248	28,409	24,503
Corporate and unallocated	(18,973)	(19,280)	(33,997)	(32,343)
Total	$151,706	$168,290	$295,753	$269,458

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2006	2005	2006	2005

NUMERATOR
Net earnings	$94,817	$104,340	$184,846	$167,066

DENOMINATOR
Basic earnings per share – weighted-average shares	45,025,672	47,056,571	45,580,235	47,273,041
Effect of dilutive securities:
Stock options	1,330,710	2,210,695	1,602,839	2,257,558
Equity incentive plan	406,434	357,593	407,522	326,804
Dilutive potential of common shares	1,737,144	2,568,288	2,010,361	2,584,362
Diluted earnings per share – adjusted weighted-average
shares and assumed conversions	46,762,816	49,624,859	47,590,596	49,857,403

NET EARNINGS PER COMMON SHARE

Basic	$2.11	$2.22	$4.06	$3.53
Diluted	2.03	2.10	3.88	3.35

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

The Company recorded $20.0 million on three impaired projects in the West region for inventory write-downs during the three-month period ended June 30, 2006.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

In compliance with the provisions of FIN 46, the Company consolidated $207.4 million of inventory not owned at June 30, 2006, $149.1 million of which pertained to land and lot option purchase contracts and $58.3 million of which pertained to three of the Company’s homebuilding joint ventures. (See Note 8, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  This represents the fair value of the optioned property.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $13.7 million of its related cash deposits for lot option purchase contracts, which are included in consolidated inventory not owned.  Minority interest totaling $135.4 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At June 30, 2006, the Company had cash deposits and letters of credit totaling $23.9 million relating to lot option purchase contracts that were consolidated, reflecting its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company.  At June 30, 2006, the Company had cash deposits and/or letters of credit totaling $95.3 million that were associated with lot option purchase contracts that had an aggregate purchase price of $1.2 billion, which were related to VIEs in which it was not the primary beneficiary.

Note 8.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots.  Currently, the Company participates in homebuilding joint ventures in the Atlanta, Austin, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets.  The Company participates in a number of joint ventures in which it has less than a controlling interest.  At June 30, 2006, and December 31, 2005, the Company’s investments in its unconsolidated joint ventures totaled $13.0 million and $10.2 million, respectively, and were classified under “Other” assets.  The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders.  It does not, however, recognize earnings from lots that it purchases from the joint ventures.  Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.  The Company’s equity in earnings of its unconsolidated joint ventures totaled $38,000 and $70,000 for the three months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006, the Company’s equity in losses totaled $345,000, compared to equity in earnings of $168,000 for the same period in 2005.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $608.8 million and $581.4 million at June 30, 2006, and December 31, 2005, respectively.  The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $408.7 million and $394.0 million at June 30, 2006, and December 31, 2005, respectively.  The Company and its partners provide guarantees of debt on a pro rata basis for one of its unconsolidated joint ventures.  The Company had a 3.3 percent pro rata interest on the debt, or $12.8 million, at June 30, 2006, and a completion guarantee related to project development.  The guarantees apply if a partner in the joint venture defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance.

At June 30, 2006, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities.  In association with these consolidated joint ventures, the Company recorded pretax earnings of $393,000 and $4,000 for the three-month periods ended June 30, 2006 and 2005, respectively.  For the six-month periods ended June 30, 2006 and 2005, the Company recorded pretax earnings of $435,000 and pretax losses of $1,000, respectively.  Total assets of $59.2 million and $63.7 million, including consolidated inventory not owned (see Note 7, “Variable Interest Entities.”); total liabilities of $42.3 million and $43.3 million; and minority interest of $9.6 million and $11.5 million, were consolidated as of June 30, 2006, and December 31, 2005, respectively.  During the first quarter of 2006, the Company guaranteed up to 50.0 percent of a $55.0 million revolving credit facility for one of its consolidated joint ventures.  At June 30, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $35.2 million, of which the Company guaranteed $17.6 million.

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

Additionally, at June 30, 2006, the Company had outstanding (a) $100.0 million of 8.0 percent senior notes due August 2006, with interest payable semiannually, which may not be redeemed prior to maturity; (b) $150.0 million of 5.4 percent senior notes due June 2008, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; (c) $250.0 million of 5.4 percent senior notes due May 2012, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; and (d) $250.0 million of 5.4 percent senior notes due January 2015, with interest payable semiannually, which may be redeemed at a stated redemption price, in whole or in part, at any time.  The Company intends to repay its outstanding $100.0 million of 8.0 percent senior notes due August 2006.

At June 30, 2006, the Company also had outstanding $150.0 million of 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million, with interest payable semiannually.  In July 2006, the Company redeemed the senior subordinated notes due June 2011.  (See Management’s Discussion and Analysis, “Financial Condition and Liquidity.”)

During the second quarter of 2006, the Company terminated its $100.0 million treasury lock at 4.2 percent and its $150.0 million treasury lock at 4.1 percent.  These hedges were entered into in 2005 to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006.  The hedges were evaluated and deemed to be highly effective at the inception of the contracts. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” the Company accounted for the treasury locks as cash flow hedges.  As a result of timing in the Company’s debt issuance and in the term of debt issued in the second quarter of 2006, a gain of $9.2 million was recognized during that period, reflecting the ineffective portion of those cash flow hedges.  The effective portion of the settlement value of the $150.0 million treasury lock of $8.4 million was recorded, net of income tax effect, in “Accumulated Other Comprehensive Income” and will be amortized to earnings over the seven-year life of the related debt instrument.

In January 2006, the Company entered into a $750.0 million unsecured revolving credit facility. The credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The $750.0 million revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants.  The credit agreement replaces the Company’s prior $500.0 million revolving credit facility and will be used for general corporate purposes.  There were no outstanding borrowings under this agreement or under the Company’s prior $500.0 million revolving credit facility at June 30, 2006, or December 31, 2005.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

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

Note 10.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans that vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At June 30, 2006, and December 31, 2005, the cash surrender value of these contracts was $23.2 million and $19.2 million, respectively.  The net periodic benefit cost for these plans for the three months ended June 30, 2006, was $1.9 million and included service costs of $1.3 million, interest costs of $284,000 and investment losses of $354,000.  For the three months ended June 30, 2005, the net periodic benefit cost was $471,000 and included service costs of $627,000, interest income of $18,000 and investment earnings of $138,000.  The net periodic benefit cost for these plans for the six months ended June 30, 2006, was $2.2 million and included service costs of $2.1 million, interest costs of $498,000 and investment earnings of $466,000.  For the six months ended June 30, 2005, the net periodic benefit cost was $1.7 million and included service costs of $1.4 million, interest costs of $158,000 and investment losses of $163,000.  The $15.2 million and $12.6 million projected benefit obligations at June 30, 2006, and December 31, 2005, respectively, were equal to the net liability recognized in the balance sheet at those dates.  The weighted-average discount rate used for the plans was 7.6 percent for the six months ended June 30, 2006 and 2005.

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

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year.  New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year (May 1 to April 30) in which they are appointed or elected.  Stock awards are fully vested and non-forfeitable on their applicable award date.  At June 30, 2006, 120,000 stock awards were available for future grant in accordance with the Director Plan. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan (the “Predecessor Director Plan”) provided automatic grants of nonstatutory stock options to directors for the purchase of shares at prices not less

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

than the fair market value of the shares at the date of grant. Stock options vested and became exercisable six months after the date of grant and had a maximum term of ten years. Upon termination of service on the Board of Directors, all stock options expire three years after the date of termination, regardless of their stated expiration dates. Upon approval of the Director Plan, stock options available for future grant under the Predecessor Director Plan were canceled.  At December 31, 2005, there were 953,200 stock options available for grant.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the Plan, the Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the Plan, the Director Plan and their predecessor plans by adhering to the provisions and related interpretation of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended. Therefore, except for costs related to restricted stock units, no stock-based employee compensation cost was recognized in net earnings since all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table illustrates the effect on net earnings and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under its equity-based compensation plans in the three- and six-month periods ended June 30, 2005. For purposes of this pro forma disclosure, the grant-date fair value of the Company’s stock options was estimated by using a Black-Scholes-Merton option-pricing formula and amortized to expense over the stock options’ vesting periods.

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

The Company has determined the grant-date fair value of stock options by using the Black-Scholes-Merton formula.  The weighted-average inputs used and fair values determined for stock options granted during the six-month periods ended June 30, 2006 and 2005, were as follows:

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

As of June 30, 2006, there was $11.5 million of total unrecognized compensation cost that related to nonvested stock option awards granted under the Company’s plans.  That cost is expected to be recognized over the next 2.8 years.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans.  Compensation expense recognized for such awards was $2.7 million and $4.5 million for the three months ended June 30, 2006 and 2005, respectively, and $5.8 million and $9.7 million for the six months ended June 30, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following is a summary of activity relating to restricted stock awards:

	2006	2005
Restricted shares at January 1	441,000	356,800
Shares awarded	133,000	253,000
Shares vested	(138,336)	(168,800)
Restricted shares at June 30	435,664	441,000

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

At June 30, 2006, one of the joint ventures in which the Company participates had debt of $385.9 million.  In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis.  The Company had a 3.3 percent pro rata interest on the debt, or $12.8 million, at June 30, 2006, and a completion guarantee related to project development.  The guarantees apply if a partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance.  In another of its joint ventures, the Company guaranteed up to 50.0 percent of a $55.0 million revolving credit facility.  At June 30, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $35.2 million, of which the Company guaranteed $17.6 million.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

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

FIN 48

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” In accordance with SFAS 109, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure; and transition.  The provisions of FIN 48 are effective for the Company’s first quarter ending March 31, 2007.  The impact on the Company’s financial statements for that period has not yet been determined.

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

CONSOLIDATING STATEMENT OF EARNINGS

	Three Months Ended June 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$714,696	$480,689	$35,334	$(33,827)	$1,196,892

EXPENSES
Corporate, general and administrative	604,337	456,217	18,459	(33,827)	1,045,186
TOTAL EXPENSES	604,337	456,217	18,459	(33,827)	1,045,186
Earnings before taxes	110,359	24,472	16,875	-	151,706
Tax expense	41,423	9,177	6,289	-	56,889
Equity in net earnings of subsidiaries	25,881	-	-	(25,881)	-
NET EARNINGS	$94,817	$15,295	$10,586	$(25,881)	$94,817

CONSOLIDATING STATEMENT OF EARNINGS

	Six Months Ended June 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$1,324,047	$950,967	$58,417	$(61,701)	$2,271,730

EXPENSES
Corporate, general and administrative	1,130,539	877,131	30,008	(61,701)	1,975,977
TOTAL EXPENSES	1,130,539	877,131	30,008	(61,701)	1,975,977
Earnings before taxes	193,508	73,836	28,409	-	295,753
Tax expense	72,641	27,688	10,578	-	110,907
Equity in net earnings of subsidiaries	63,979	-	-	(63,979)	-
NET EARNINGS	$184,846	$46,148	$17,831	$(63,979)	$184,846

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

	Three Months Ended June 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$669,640	$499,003	$23,968	$(32,899)	$1,159,712

EXPENSES
Corporate, general and administrative	583,996	432,605	7,720	(32,899)	991,422
TOTAL EXPENSES	583,996	432,605	7,720	(32,899)	991,422
Earnings before taxes	85,644	66,398	16,248	-	168,290
Tax expense	32,585	25,232	6,133	-	63,950
Equity in net earnings of subsidiaries	51,281	-	-	(51,281)	-
NET EARNINGS	$104,340	$41,166	$10,115	$(51,281)	$104,340

CONSOLIDATING STATEMENT OF EARNINGS

	Six Months Ended June 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$1,145,930	$906,188	$39,565	$(57,997)	$2,033,686

EXPENSES
Corporate, general and administrative	1,009,341	797,822	15,062	(57,997)	1,764,228
TOTAL EXPENSES	1,009,341	797,822	15,062	(57,997)	1,764,228
Earnings before taxes	136,589	108,366	24,503	-	269,458
Tax expense	51,975	41,179	9,238	-	102,392
Equity in net earnings of subsidiaries	82,452	-	-	(82,452)	-
NET EARNINGS	$167,066	$67,187	$15,265	$(82,452)	$167,066

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET

	June 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$44,231	$112,050	$37,175	$-	$193,456
Consolidated inventories owned	1,695,786	1,035,638	-	-	2,731,424
Consolidated inventories not owned	6,596	7,064	193,718	-	207,378
Total inventories	1,702,382	1,042,702	193,718	-	2,938,802
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries/
intercompany receivables	1,065,195	-	1,154	(1,066,349)	-
Other assets	255,585	80,396	41,151	-	377,132
TOTAL ASSETS	3,082,776	1,237,950	273,198	(1,066,349)	3,527,575

LIABILITIES
Accounts payable and other accrued liabilities	503,277	173,836	105,448	-	782,561
Debt	1,164,983	20,497	-	-	1,185,480
Intercompany payables	-	420,210	-	(420,210)	-
TOTAL LIABILITIES	1,668,260	614,543	105,448	(420,210)	1,968,041
MINORITY INTEREST	-	-	145,018	-	145,018
STOCKHOLDERS’ EQUITY	1,414,516	623,407	22,732	(646,139)	1,414,516
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$3,082,776	$1,237,950	$273,198	$(1,066,349)	$3,527,575

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$184,846	$46,148	$17,831	$(63,979)	$184,846
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	12,874	8,585	307	-	21,766
Stock-based compensation expense	13,650	-	-	-	13,650
Changes in assets and liabilities:
(Increase) decrease in inventories	(312,801)	(78,550)	4,527	-	(386,824)
Net change in other assets, payables and other liabilities	(5,861)	(218,383)	(7,477)	63,979	(167,742)
Excess tax benefits from stock-based compensation	(11,947)	-	-	-	(11,947)
Other operating activities, net	(2,878)	-	-	-	(2,878)
Net cash (used for) provided by operating activities	(122,117)	(242,200)	15,188	-	(349,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(16,877)	(11,722)	240	-	(28,359)
Principal reduction of mortgage-backed securities,
notes receivable and mortgage collateral	-	-	2,015	-	2,015
Net cash (used for) provided by investing activities	(16,877)	(11,722)	2,255	-	(26,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	-	-	-	250,000
Increase in short-term borrowings	7,247	6,263	-	-	13,510
Common stock dividends	(11,148)	-	-	-	(11,148)
Common stock repurchases	(174,981)	-	-	-	(174,981)
Issuance of common stock under stock-based
compensation	18,265	-	-	-	18,265
Excess tax benefits from stock-based compensation	11,947	-	-	-	11,947
Other financing activities, net	-	-	(47)	-	(47)
Net cash provided by (used for) financing activities	101,330	6,263	(47)	-	107,546
Net (decrease) increase in cash and cash equivalents	(37,664)	(247,659)	17,396	-	(267,927)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	-	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,231	$112,050	$37,175	$-	$193,456

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$167,066	$67,187	$15,265	$(82,452)	$167,066
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	11,338	7,863	556	-	19,757
Stock-based compensation expense	9,712	-	-	-	9,712
Changes in assets and liabilities:
Increase in inventories	(206,503)	(204,637)	(7,362)	-	(418,502)
Net change in other assets, payables and other liabilities	(395,184)	341,338	(10,982)	82,452	17,624
Tax benefit from exercise of stock options and
vesting of restricted stock	10,493	-	-	-	10,493
Other operating activities, net	(6,011)	-	-	-	(6,011)
Net cash (used for) provided by operating activities	(409,089)	211,751	(2,523)	-	(199,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(13,567)	(13,220)	(432)	-	(27,219)
Principal reduction of mortgage-backed securities,
notes receivable and mortgage collateral	-	-	2,667	-	2,667
Net cash (used for) provided by investing activities	(13,567)	(13,220)	2,235	-	(24,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	500,000	-	-	-	500,000
Increase (decrease) in short-term borrowings	7,530	12,865	(1,558)	-	18,837
Common stock dividends	(5,715)	-	-	-	(5,715)
Common stock repurchases	(79,897)	-	-	-	(79,897)
Issuance of common stock under stock-based
compensation	15,429	-	-	-	15,429
Other financing activities, net	-	-	(912)	-	(912)
Net cash provided by (used for) financing activities	437,347	12,865	(2,470)	-	447,742
Net increase (decrease) in cash and cash equivalents	14,691	211,396	(2,758)	-	223,329
Cash and cash equivalents at beginning of year	36,090	31,390	20,908	-	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,781	$242,786	$18,150	$-	$311,717

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Overview

The Company consists of six operating business segments: four geographically-determined homebuilding operating regions; financial services; and corporate. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues in fiscal year 2005 and for the six months ended June 30, 2006. The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

The Company reported consolidated net earnings of $94.8 million, or $2.03 per diluted share, for the second quarter of 2006, compared to consolidated net earnings of $104.3 million, or $2.10 per diluted share, for the second quarter of 2005. The decline in net earnings was due to lower margins, resulting from a broad trend toward softening demand in residential housing and a more competitive sales environment in most markets. Pretax earnings from the homebuilding and financial services segments were $153.8 million and $16.9 million for the three months ended June 30, 2006, compared to $171.3 million and $16.2 million for the same period in 2005, respectively.

The Company’s revenues reached $1.2 billion for the second quarter of 2006, up 3.2 percent. This increase was primarily attributable to higher average closing prices. Homebuilding and financial services revenues were $1,170.4 million and $26.5 million for the second quarter of 2006, compared to $1,135.7 million and $24.0 million in the same period in 2005, respectively.

New order dollars decreased 40.0 percent for the second quarter of 2006, compared with the second quarter of 2005, primarily reflecting reduced demand in some housing markets. As a result of declining sales trends, new orders decreased 39.4 percent to 3,023 units in the second quarter ended June 30, 2006, from 4,988 units for the same period in 2005.

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

The Company continued to repurchase stock, acquiring 1,815,000 shares during the second quarter of 2006 and 2,850,000 shares for the six months ended June 30, 2006. Outstanding shares at June 30, 2006, were 44,254,440, versus 46,833,035 for June 30, 2005, a decrease of 5.5 percent. The Company’s debt-to-capital ratio increased to 45.6 percent at June 30, 2006, from 40.1 percent at December 31, 2005, primarily due to the issuance of $250.0 million of senior notes in May 2006. A portion of these proceeds will be used to redeem its $150.0 million senior subordinated notes in July 2006, while the remaining proceeds will be used to redeem its $100.0 million senior notes due August 2006, which is expected to bring the Company’s debt-to-capital ratio closer to its 40.0 percent target by the end of the year.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Three months ended June 30, 2006, compared to three months ended June 30, 2005

The homebuilding segments reported pretax earnings of $153.8 million for the second quarter of 2006, compared to $171.3 million for the same period in the prior year. Homebuilding results for the second quarter of 2006 decreased from 2005 primarily due to a decline in margins.

Homebuilding revenues increased $34.6 million for the second quarter of 2006, compared to 2005, primarily due to an 8.5 percent rise in the average closing price of a home. Also included in revenues was $9.2 million of other income recognized in the second quarter of 2006 related to the termination of a $100.0 million treasury lock at 4.2 percent and a $150.0 million treasury lock at 4.1 percent. (See Note 9, “Debt.”)

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

Selling, general and administrative expenses, as a percentage of revenue, were 10.1 percent for the three months ended June 30, 2006, compared to 9.8 percent for the same period in the prior year. This increase, as a percentage of revenue, was primarily attributable to a rise in sales and marketing expenses.

In the second quarters of 2006 and 2005, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during those periods due to development activity.

Six months ended June 30, 2006, compared to six months ended June 30, 2005

The homebuilding segments reported pretax earnings of $301.3 million for the six months ended June 30, 2006, compared to $277.3 million for the same period in the prior year. Homebuilding results for the six months ended June 30, 2006, rose from 2005 primarily due to a slight increase in closings and an increase in average closing price.

Homebuilding revenues increased $232.1 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to an 8.9 percent rise in the average closing price of a home.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Selling, general and administrative expenses, as a percentage of revenue, were 10.2 percent for both the six months ended June 30, 2006 and 2005.

During the six-month periods ended June 30, 2006 and 2005, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded for those periods due to development activity.

Homebuilding Segment Information

New order dollars decreased 40.0 percent during the second quarter of 2006, compared to the same period in the prior year. New order dollars for the three months ended June 30, 2006, increased 4.3 percent in Texas and decreased 33.0 percent in the North, 40.9 percent in the Southeast and 62.1 percent in the West, compared to the second quarter of 2005. New orders for the second quarter of 2006 decreased 39.4 percent to 3,023 units from 4,988 units for the same period in 2005 primarily due to moderating demand in most markets and higher cancellation rates in selective markets. The cancellation rate was 35.9 percent for the quarter ended June 30, 2006, compared to 20.3 percent for the same period in 2005. The decrease in sales and increase in cancellation rates were more pronounced in markets that experienced significant price appreciation over the last several years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
NEW ORDERS	2006	2005	2006	2005
Units
North	778	1,214	1,814	2,534
Texas	944	1,016	1,968	2,020
Southeast	851	1,539	2,109	3,055
West	450	1,219	1,153	2,481
Total	3,023	4,988	7,044	10,090

Dollars (in millions)
North	$258	$385	$591	$785
Texas	193	185	390	363
Southeast	260	440	649	827
West	180	475	443	928
Total	$891	$1,485	$2,073	$2,903

Management’s Discussion and Analysis of Financial Condition and Results of Operation

	Three Months Ended June 30,		Six Months Ended June 30,
CLOSINGS	2006	2005	2006	2005
Units
North	966	1,058	1,756	1,828
Texas	821	762	1,561	1,337
Southeast	1,216	1,169	2,414	2,103
West	800	1,049	1,626	1,908
Total	3,803	4,038	7,357	7,176

Average closing price (in thousands)
North	$307	$297	$309	$295
Texas	189	170	187	170
Southeast	293	251	286	246
West	394	343	398	348
Total	295	272	295	271

	JUNE 30,
OUTSTANDING CONTRACTS	2006	2005
Units
North	1,832	2,514
Texas	1,736	1,675
Southeast	3,296	3,810
West	1,287	2,535
Total	8,151	10,534

Dollars (in millions)
North	$620	$813
Texas	356	308
Southeast	1,065	1,036
West	482	913
Total	$2,523	$3,070

Average price (in thousands)
North	$338	$323
Texas	205	184
Southeast	323	272
West	375	360
Total	310	291

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

North
Revenues	$322,622	$319,179	$572,617	$544,799
Expenses
Cost of sales	240,491	239,476	432,051	408,242
Selling, general and administrative expenses	30,800	30,192	55,953	53,748
Total expenses	271,291	269,668	488,004	461,990
Pretax earnings	$51,331	$49,511	$84,613	$82,809

Texas
Revenues	$160,363	$133,537	$298,261	$238,314
Expenses
Cost of sales	128,627	110,119	242,145	198,815
Selling, general and administrative expenses	18,132	15,415	34,611	28,571
Total expenses	146,759	125,534	276,756	227,386
Pretax earnings	$13,604	$8,003	$21,505	$10,928

Southeast
Revenues	$367,628	$309,236	$702,792	$532,580
Expenses
Cost of sales	266,308	238,603	513,036	415,944
Selling, general and administrative expenses	36,918	29,227	70,847	52,514
Total expenses	303,226	267,830	583,883	468,458
Pretax earnings	$64,402	$41,406	$118,909	$64,122

West
Revenues	$319,749	$373,792	$652,571	$678,428
Expenses
Cost of sales	262,723	264,980	509,841	491,022
Selling, general and administrative expenses	32,559	36,410	66,416	67,967
Total expenses	295,282	301,390	576,257	558,989
Pretax earnings	$24,467	$72,402	$76,314	$119,439

Total
Revenues	$1,170,362	$1,135,744	$2,226,241	$1,994,121
Expenses
Cost of sales	898,149	853,178	1,697,073	1,514,023
Selling, general and administrative expenses	118,409	111,244	227,827	202,800
Total expenses	1,016,558	964,422	1,924,900	1,716,823
Pretax earnings	$153,804	$171,322	$301,341	$277,298

Management’s Discussion and Analysis of Financial Condition and Results of Operation

	Three Months Ended June 30,		Six Months Ended June 30,
GROSS PROFIT MARGINS BY REGION/SEGMENT	2006	2005	2006	2005
Housing gross profit margins
North	25.6%	25.1%	24.8%	25.1%
Texas	19.4	17.9	18.4	17.2
Southeast	27.5	22.2	27.0	21.5
West	17.8	28.3	21.8	27.1
Total	23.2	24.5	23.8	23.9

Three months ended June 30, 2006, compared to three months ended June 30, 2005

North – Homebuilding revenues rose by 1.1 percent to $322.6 million in 2006 from $319.2 million in 2005 primarily due to a 3.4 percent increase in the average sales price of homes delivered, partially offset by an 8.7 percent decrease in the number of homes delivered in this segment. Gross margins on home sales were 25.6 percent in 2006, compared to 25.1 percent in 2005.

Texas – Homebuilding revenues increased by 20.1 percent to $160.4 million in 2006 from $133.5 million in 2005 primarily due to a 7.7 percent increase in the number of homes delivered in this segment, as well as to an 11.2 percent increase in the average sales price of homes delivered. Gross margins on home sales were 19.4 percent in 2006, compared to 17.9 percent in 2005.

Southeast – Homebuilding revenues were $367.6 million in 2006, compared to $309.2 million in 2005, an increase of 18.9 percent, primarily due to a 4.0 percent rise in the number of homes delivered and to a 16.7 percent increase in the average sales price of homes delivered. Gross margins on home sales were 27.5 percent in 2006, compared to 22.2 percent in 2005. Gross margins on home sales increased in 2006 primarily due to sales prices rising at a greater rate than costs.

West – Homebuilding revenues decreased $54.0 million, or 14.5 percent, to $319.7 million in 2006, compared to $373.8 million in 2005, primarily due to a 23.7 percent decrease in the number of homes delivered, partially offset by a 14.9 percent increase in the average sales price of homes delivered. Gross margins from home sales were 17.8 percent in 2006, compared to 28.3 percent in 2005. Gross margins on home sales decreased in 2006 due to a significant increase in discounts that resulted from a more competitive sales environment.

Six months ended June 30, 2006, compared to six months ended June 30, 2005

North – Homebuilding revenues increased by 5.1 percent to $572.6 million in 2006 from $544.8 million in 2005 primarily due to a 4.7 percent increase in the average sales price of homes delivered, offset by a 3.9 percent decrease in the number of homes delivered. Gross margins on home sales were 24.8 percent in 2006, compared to 25.1 percent in 2005.

Texas – Homebuilding revenues increased by 25.2 percent to $298.3 million in 2006 from $238.3 million in 2005 primarily due to an increase in the average sales price of homes delivered in all of the markets in this segment and to a decrease in the number of homes delivered. Gross margins on home sales were 18.4 percent in 2006, compared to 17.2 percent in 2005.

Southeast – Homebuilding revenues were $702.8 million in 2006, compared to $532.6 million in 2005, an increase of 32.0 percent, primarily due to a 14.8 percent increase in the number of homes delivered and to a 16.3 percent increase in the average sales price of homes delivered. Gross margins on home sales were 27.0 percent in 2006,

Management’s Discussion and Analysis of Financial Condition and Results of Operation

compared to 21.5 percent in 2005. Gross margins on home sales increased in 2006 primarily due to sales prices rising at a greater rate than costs and the mix of homes delivered.

West – Homebuilding revenues decreased $25.9 million, or 3.8 percent, to $652.6 million in 2006, compared to $678.4 million in 2005, primarily due to a 14.8 percent decrease in the number of homes delivered, partially offset by a 14.4 percent increase in the average sales price of homes delivered. Gross margins from home sales were 21.8 percent in 2006, compared to 27.1 percent in 2005. Gross margins on home sales decreased in 2006 due to a significant increase in discounts that resulted from a more competitive sales environment.

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

STATEMENT OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

REVENUES
Net gains on sales of mortgages and
mortgage servicing rights	$11,250	$12,778	$20,163	$20,991
Title/escrow/insurance	11,211	6,699	17,960	11,818
Net origination fees	3,705	3,870	6,754	5,519
Interest
Mortgage-backed securities and
notes receivable	117	360	214	758
Other	246	260	397	466
Total interest	363	620	611	1,224
Other	1	1	1	13
TOTAL REVENUES	26,530	23,968	45,489	39,565

EXPENSES
General and administrative	9,602	7,510	16,952	14,627
Interest	53	210	128	435
TOTAL EXPENSES	9,655	7,720	17,080	15,062

PRETAX EARNINGS	$16,875	$16,248	$28,409	$24,503
Originations (units)	2,995	3,132	5,630	5,495
Ryland Homes origination capture rate	82.5%	82.9%	81.4%	81.8%
Mortgage-backed securities and
notes receivable average balance	$1,359	$9,012	$2,016	$9,427

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Three months ended June 30, 2006, compared to three months ended June 30, 2005

For the three months ended June 30, 2006, the financial services segment reported pretax earnings of $16.9 million, compared to $16.2 million for the same period in 2005. The increase was primarily attributable to an increase in RHIC and insurance operations, partially offset by a rise in incentives, which resulted from a competitive marketplace.

Revenues for the financial services segment decreased 10.7 percent to $26.5 million for the second quarter of 2006, compared to the same period in the prior year. The decrease was primarily due to a 4.4 percent decline in loans originated. The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 82.5 percent and 82.9 percent for the second quarters of 2006 and 2005, respectively.

For the three months ended June 30, 2006, general and administrative expenses were $7.4 million, versus $7.5 million for the same period in 2005.

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

Six months ended June 30, 2006, compared to six months ended June 30, 2005

For the six months ended June 30, 2006, the financial services segment reported pretax earnings of $28.4 million, compared to $24.5 million for the same period in 2005. The increase was primarily attributable to a 2.5 percent increase in loans originated and a 9.7 percent rise in average loan size, as well as to increased profitability from title and insurance operations.

Revenues for the financial services segment rose 15.0 percent to $45.5 million for the six months ended June 30, 2006, compared to the same period in the prior year. The increase was primarily attributable to a rise in mortgage origination dollars, which resulted from a 2.5 percent increase in loans originated and a 9.7 percent rise in average loan size. The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 81.4 percent and 81.8 percent for the six months ended June 30, 2006 and 2005, respectively.

General and administrative expenses were $14.8 million for the six months ended June 30, 2006, and $14.6 million for the same period in 2005.

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

Corporate

Three months ended June 30, 2006, compared to three months ended June 30, 2005

Corporate expenses were $19.0 million and $19.3 million for the three months ended June 30, 2006 and 2005, respectively. Excluding stock option expense required by a change in accounting principle, corporate expenses were $16.7 million, a decline of $2.6 million. The decrease was due to lower executive compensation expense that resulted from lower earnings and a decline in stock price.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Six months ended June 30, 2006, compared to six months ended June 30, 2005

Corporate expenses were $34.0 million and $32.3 million for the six months ended June 30, 2006 and 2005, respectively. Excluding stock option expense required by a change in accounting principle, corporate expenses were $29.4 million, a decline of $2.9 million. The decrease was due to lower executive compensation expense that resulted from lower earnings and a decline in stock price.

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

Net earnings provided cash flows of $184.8 million for the six-month period ended June 30, 2006, and $167.1 million for the same period in 2005. New debt was issued during the second quarter of 2006 that provided $250.0 million. Net changes in other assets, payables and other liabilities used $167.7 million and provided $17.6 million during the six months ended June 30, 2006 and 2005, respectively. The cash provided was invested principally in inventory of $386.8 million and $418.5 million, as well as in stock repurchases of $175.0 million and $79.9 million, during the six months ended June 30, 2006 and 2005, respectively. Dividends totaled $0.24 and $0.12 per share for the six months ended June 30, 2006 and 2005, respectively. Effective in the fourth quarter of 2005, the Company’s quarterly common stock dividend was increased to $0.12 per share from the previous quarterly common stock dividend of $0.06 per share.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

In January 2006, the Company entered into a $750.0 million unsecured revolving credit facility. The credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The $750.0 million revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in its leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants and replaces the Company’s prior $500.0 million revolving credit facility. (See Note 9, “Debt.”)

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

The financial services segment uses cash generated internally and from outside borrowing arrangements to finance its operations. During the fourth quarter of 2005, the financial services segment terminated its revolving credit facility, which was previously used to finance investment portfolio securities. Accordingly, the financial services segment had no borrowings outstanding at June 30, 2006, or December 31, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Company has no material third-party guarantees other than those associated with its $750.0 million unsecured revolving credit facility, its senior notes and its investments in joint ventures. (See Note 8, “Investments in Joint Ventures,” and Note 14, “Supplemental Guarantor Information.”)

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the six-month period ended June 30, 2006, compared to those policies disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, other than those related to its accounting for stock-based compensation.

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

Outlook

In the first seven months of the year, the Company experienced a decline in sales orders for new homes, compared to the same period last year. The Company continues to believe its sales orders thus far reflect broader market trends toward a softening in demand for residential housing. Nearly all markets have been affected by reduced demand and higher cancellation rates, leading to a buildup of new and resale home inventories. At June 30, 2006, the Company’s backlog of orders for new homes totaled 8,151 units, or a projected dollar value of $2.5 billion, and reflected a 17.8 percent decline in dollar volume from June 30, 2005. As a result of these trends, the Company projects its diluted earnings per share will be between $7.75 and $8.25 for the fiscal year ending December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk since December 31, 2005. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

At December 31, 2005, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in the Company’s 2005 Annual Report on Form 10-K/A for the year ended December 31, 2005. The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report that also appears in the Company’s 2005 Annual Report on Form 10-K/A.

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

The Company has restated Note 3 to expand the disclosure of its homebuilding reportable segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” to report segment information relating to its homebuilding operations based on regions of the country, rather than reporting its homebuilding business as a single, national reportable segment. The Company’s management, including its CEO and CFO, has re-evaluated its disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes any prior conclusion. The Company has determined that the restatement does not change any conclusion that, at June 30, 2006, its disclosure controls and procedures were effective to ensure that the information included in the reports that the Company filed or submitted under the Exchange Act was recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms. The treatment of the Company’s homebuilding business as a single, national reportable segment was previously in accordance with SFAS 131 and the practice was followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in interpretation and practice with respect to the application of SFAS 131. The change in the way the Company reports segment information did not affect its previously reported consolidated financial position, results of operations or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 26, 2006. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year; approve The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan; consider two stockholder proposals; and to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006.

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
(Incorporated by reference from Form 10-Q, filed July 31, 2006)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Incorporated by reference from Form 10-Q, filed July 31, 2006)

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
(Incorporated by reference from Form 10-Q, filed July 31, 2006)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Incorporated by reference from Form 10-Q, filed July 31, 2006)

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