Form 10-Q
period 2006-09-30
RYLAND GROUP INC
filed 2006-11-08
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on October 31, 2006, was 42,602,064.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Earnings (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2006	2005	2006	2005

REVENUES
Homebuilding	$1,107,335	$1,231,112	$3,333,576	$3,225,233
Financial services	23,607	23,201	69,096	62,766
TOTAL REVENUES	1,130,942	1,254,313	3,402,672	3,287,999

EXPENSES
Cost of sales	858,451	917,046	2,555,524	2,431,069
Selling, general and administrative	107,589	112,356	335,416	315,156
Financial services	9,224	8,054	26,304	23,116
Corporate	16,076	18,267	50,073	50,610
Expenses related to early retirement of debt	7,695	8,277	7,695	8,277
TOTAL EXPENSES	999,035	1,064,000	2,975,012	2,828,228

EARNINGS
Earnings before taxes	131,907	190,313	427,660	459,771
Tax expense	43,966	72,319	154,873	174,711
NET EARNINGS	$87,941	$117,994	$272,787	$285,060

NET EARNINGS PER COMMON SHARE
Basic	$2.04	$2.52	$6.09	$6.05
Diluted	1.97	2.39	5.86	5.74

AVERAGE COMMON SHARES OUTSTANDING
Basic	43,158,896	46,778,570	44,773,362	47,108,412
Diluted	44,542,121	49,365,087	46,537,877	49,700,048

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.06	$0.36	$0.18

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

The Ryland Group, Inc. and Subsidiaries

	September 30,	December 31,
(in thousands, except share data)	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$89,257	$461,383
Housing inventories
Homes under construction	1,478,131	1,253,460
Land under development and improved lots	1,370,797	1,087,016
Consolidated inventory not owned	223,313	239,191
Total inventories	3,072,241	2,579,667
Property, plant and equipment	78,194	65,980
Net deferred taxes	66,234	50,099
Purchase price in excess of net assets acquired	18,185	18,185
Other	233,495	211,559
TOTAL ASSETS	3,557,606	3,386,873
LIABILITIES
Accounts payable	255,009	249,539
Accrued and other liabilities	545,038	664,691
Debt	1,178,959	921,970
TOTAL LIABILITIES	1,979,006	1,836,200
MINORITY INTEREST	153,028	174,652
STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized – 200,000,000 shares Issued – 42,521,860 shares at September 30, 2006 (46,368,143 shares at December 31, 2005)	42,522	46,368
Retained earnings	1,378,020	1,326,689
Accumulated other comprehensive income	5,030	2,964
TOTAL STOCKHOLDERS’ EQUITY	1,425,572	1,376,021
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,557,606	$3,386,873

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	Nine Months Ended September 30,
(in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$272,787	$285,060
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,234	31,163
Stock-based compensation expense	18,871	13,460
Changes in assets and liabilities:
Increase in inventories	(512,086)	(561,193)
Net change in other assets, payables and other liabilities	(150,510)	86,936
Tax benefit from exercise of stock options and vesting of restricted stock	-	22,070
Excess tax benefits from stock-based compensation	(13,372)	-
Other operating activities, net	(3,285)	(6,880)
Net cash used for operating activities	(354,361)	(129,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(42,534)	(40,963)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	2,200	349
Net cash used for investing activities	(40,334)	(40,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	500,000
Repayment of long-term debt	(243,500)	(147,000)
Net borrowings against revolving credit facility	232,000	-
Increase in short-term borrowings	18,489	10,176
Common stock dividends	(16,511)	(8,551)
Common stock repurchases	(250,118)	(130,356)
Issuance of common stock under stock-based compensation	18,885	23,624
Excess tax benefits from stock-based compensation	13,372	-
Other financing activities, net	(48)	(1,527)
Net cash provided by financing activities	22,569	246,366
Net (decrease) increase in cash and cash equivalents	(372,126)	76,368
Cash and cash equivalents at beginning of period	461,383	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,257	$164,756
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Decrease) increase in consolidated inventory not owned related to land options	$(19,512)	$139,688

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)

The Ryland Group, Inc. and Subsidiaries

				Accumulated
				Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
(in thousands, except share data)	Stock	Capital	Earnings	Income	Equity
BALANCE AT DECEMBER 31, 2005	$46,368	$-	$1,326,689	$2,964	$1,376,021
Comprehensive income:
Net earnings			272,787		272,787
Other comprehensive income, net of tax:
Change in net unrealized gain on mortgage-backed securities and cash flow hedging instruments, net of taxes of $1,280				2,066	2,066
Total comprehensive income					274,853
Common stock dividends (per share $0.36)			(16,049)		(16,049)
Repurchase of common stock	(4,700)	(40,011)	(205,407)		(250,118)
Stock-based compensation and related income tax benefit	854	40,011			40,865
BALANCE AT SEPTEMBER 30, 2006	$42,522	$-	$1,378,020	$5,030	$1,425,572

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

The consolidated balance sheet at September 30, 2006, the consolidated statements of earnings for the three- and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2006, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2005 Annual Report on From 10-K/A.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the operating results expected for the year ended December 31, 2006.

Subsequent to the issuance of the Company’s consolidated financial statements for the quarterly period ended June 30, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.”  The Company had historically aggregated its homebuilding operating segments into a single, national reportable segment but restated its segment disclosure in its 2005 Annual Report on Form 10-K/A to include six reporting segments. Accordingly, the segment disclosure for the three and nine months ended September 30, 2005, has been restated in order to conform to this segment disclosure. (See Note 3, “Segment Information.”) The restatement had no impact on the Company’s consolidated balance sheets as of September 30, 2005 and December 31, 2005, consolidated statements of earnings and related earnings per share amounts for the three and nine months ended September 30, 2005, or consolidated statement of cash flows for the nine months ended September 30, 2005.

Note 2. Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the increase or decrease in unrealized gains or losses associated with treasury interest rate locks (treasury locks), net of applicable taxes. (See Note 9, “Debt.”) Comprehensive income totaled $87.6 million and $118.0 million for the three-month periods ended September 30, 2006 and 2005, respectively. Comprehensive income for the nine-month periods ended September 30, 2006 and 2005, totaled $274.9 million and $285.0 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
REVENUES
Homebuilding
North	$305,684	$388,433	$878,301	$933,232
Texas	172,229	164,422	470,490	402,736
Southeast	356,511	306,497	1,059,303	839,077
West	272,911	371,760	925,482	1,050,188
Financial services	23,607	23,201	69,096	62,766
Total	$1,130,942	$1,254,313	$3,402,672	$3,287,999
PRETAX EARNINGS
Homebuilding
North	$44,622	$70,505	$129,235	$153,314
Texas	13,919	11,847	35,424	22,775
Southeast	59,339	41,458	178,248	105,580
West	23,415	77,900	99,729	197,339
Financial services	14,383	15,147	42,792	39,650
Corporate and unallocated	(23,771)	(26,544)	(57,768)	(58,887)
Total	$131,907	$190,313	$427,660	$459,771

Note 4. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2006	2005	2006	2005
NUMERATOR
Net earnings	$87,941	$117,994	$272,787	$285,060

DENOMINATOR
Basic earnings per share – weighted-average shares	43,158,896	46,778,570	44,773,362	47,108,412
Effect of dilutive securities:
Stock options	947,561	2,145,517	1,347,509	2,226,347
Equity incentive plan	435,664	441,000	417,006	365,289
Dilutive potential of common shares	1,383,225	2,586,517	1,764,515	2,591,636
Diluted earnings per share – adjusted weighted-average shares and assumed conversions	44,542,121	49,365,087	46,537,877	49,700,048
NET EARNINGS PER COMMON SHARE
Basic	$2.04	$2.52	$6.09	$6.05
Diluted	1.97	2.39	5.86	5.74

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Options to purchase 1.3 million shares and 1.1 million shares of common stock at various prices were outstanding for the three- and nine-month periods ended September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive since their exercise prices were greater than the average market price of the shares. For both the three- and nine-month periods ended September 30, 2005, options to purchase 5,000 shares of common stock were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note 5. Inventories

Housing inventories consist principally of homes under construction, land under development and improved lots. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value.

The following table is a summary of capitalized interest:

(in thousands)	2006	2005
Capitalized interest at January 1	$75,890	$55,414
Interest capitalized	53,602	50,658
Interest amortized to cost of sales	(33,256)	(32,108)
Capitalized interest at September 30	$96,236	$73,964

The following table summarizes the total number of lots owned and lots controlled under option agreements presented by reporting segment:

	September 30,	December 31,	September 30,
	2006	2005	2005
LOTS OWNED
North	6,535	6,190	6,655
Texas	6,647	5,321	5,748
Southeast	12,021	10,421	9,701
West	8,101	8,269	9,028
Total lots owned	33,304	30,201	31,132

LOTS CONTROLLED UNDER OPTION
North	11,190	13,613	15,193
Texas	5,909	7,873	8,046
Southeast	12,556	17,186	18,020
West	3,989	6,798	7,313
Total lots controlled under option	33,644	45,470	48,572
TOTAL LOTS OWNED AND CONTROLLED	66,948	75,671	79,704

There were no inventory write-downs for the three-month period ended September 30, 2006. The Company recorded $20.0 million on three impaired projects in the West region for inventory write-downs during the nine-month period ended September 30, 2006.

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

As a result of the Company’s application of the nonamortization provisions of SFAS 142, no amortization of goodwill was recorded during the three and nine months ended September 30, 2006 or 2005.

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

In compliance with the provisions of FIN 46, the Company consolidated $223.3 million of inventory not owned at September 30, 2006, $156.0 million of which pertained to land and lot option purchase contracts and $67.3 million of which pertained to three of the Company’s homebuilding joint ventures. (See Note 8, “Investments in Joint

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. This represents the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $12.3 million of its related cash deposits for lot option purchase contracts, which are included in consolidated inventory not owned. Minority interest totaling $143.6 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. At September 30, 2006, the Company had cash deposits and letters of credit totaling $27.2 million relating to lot option purchase contracts that were consolidated, reflecting its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company. At September 30, 2006, the Company had cash deposits and/or letters of credit totaling $95.7 million that were associated with lot option purchase contracts having an aggregate purchase price of $1.1 billion, which were related to VIEs in which it was not the primary beneficiary.

Note 8. Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. (See Note 5, “Inventories.”)  Currently, the Company participates in homebuilding joint ventures in the Atlanta, Austin, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets. The Company participates in a number of joint ventures in which it has less than a controlling interest. At September 30, 2006 and December 31, 2005, the Company’s investments in its unconsolidated joint ventures totaled $13.4 million and $10.2 million, respectively, and were classified under “Other” assets. The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, it reduces its cost basis in these lots by its share of the earnings from the lots. The Company’s equity in earnings of its unconsolidated joint ventures totaled $72,000 and $156,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, the Company’s equity in losses totaled $273,000, compared to equity in earnings of $324,000 for the same period in 2005.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $624.1 million and $581.4 million at September 30, 2006 and December 31, 2005, respectively. The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $408.9 million and $394.0 million at September 30, 2006 and December 31, 2005, respectively. The Company and its partners provide guarantees of debt on a pro rata basis for one of its unconsolidated joint ventures. The Company had a 3.3 percent pro rata interest on the debt, or $12.8 million, at September 30, 2006, and a completion guarantee related to project development. The guarantees apply if a partner in the joint venture defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance.

The following table summarizes the total estimated number of lots owned and lots controlled by the Company under its joint venture agreements presented by reporting segment:

	September 30,	December 31,	September 30,
	2006	2005	2005
LOTS OWNED
North	880	986	986
Texas	209	61	61
Southeast	319	363	389
West	516	570	594
Total lots owned	1,924	1,980	2,030

LOTS CONTROLLED UNDER OPTION
West	1,209	1,209	1,209
Total lots controlled under option	1,209	1,209	1,209
TOTAL LOTS OWNED AND CONTROLLED	3,133	3,189	3,239

At September 30, 2006, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities. In association with these consolidated joint ventures, the Company recorded pretax losses of $15,000 and pretax earnings of $4,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the Company recorded pretax earnings of $420,000 and $3,000, respectively. Total assets of $68.2 million and $63.7 million, including consolidated inventory not owned (see Note 7, “Variable Interest Entities.”); total liabilities of $51.5 million and $43.3 million; and minority interest of $9.4 million and $11.5 million, were consolidated as of September 30, 2006 and December 31, 2005, respectively. During the first quarter of 2006, the Company guaranteed up to 50.0 percent of a $55.0 million revolving credit facility for one of its consolidated joint ventures. At September 30, 2006, the actual borrowings against this facility for this consolidated joint venture were $43.2 million, of which the Company guaranteed $21.6 million.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 9. Debt

During the third quarter of 2006, the Company redeemed its $150.0 million of 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million. Additionally, in August 2006, the Company’s $100.0 million of 8.0 percent senior notes matured. The Company recorded $7.7 million of expenses related to the early retirement of debt for the three months ended September 30, 2006. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

During the second quarter of 2006, the Company terminated its treasury locks to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006. The Company recognized gains of $302,000 and $9.6 million for the three and nine months ended September 30, 2006, respectively, related to the termination of these locks.

At September 30, 2006, the Company had outstanding (a) $150.0 million of 5.4 percent senior notes due June 2008, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; (b) $250.0 million of 5.4 percent senior notes due May 2012, with interest payable semiannually, which may be redeemed at a stated redemption price at the option of the Company, in whole or in part, at any time; (c) $250.0 million of 6.9 percent senior notes dues June 2013, with interest payable semiannually, which may be redeemed at a stated redemption price, in whole or in part, at any time; and (d) $250.0 million of 5.4 percent senior notes due January 2015. Each of the senior notes pay interest semiannually and may be redeemed at a stated redemption price, in whole or in part, at any time.

In January 2006, the Company entered into a $750.0 million unsecured revolving credit facility. The credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The $750.0 million revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants. The credit agreement replaces the Company’s prior $500.0 million revolving credit facility and has been and will be used for general corporate purposes. There was $232.0 million outstanding under this agreement at September 30, 2006, and no borrowings outstanding under the Company’s prior $500.0 million revolving credit facility at December 31, 2005. There were $189.3 million and $185.6 million letters of credit outstanding under this agreement at September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, the Company’s obligations to pay principal, premium, if any, and interest under its $750.0 million unsecured revolving credit facility; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note 14, “Supplemental Guarantor Information.”)

The senior notes and indenture agreements, as well as the unsecured revolving credit facility, contain numerous restrictive covenants. At September 30, 2006, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At September 30, 2006, such notes payable outstanding amounted to $47.0 million, versus $28.5 million at December 31, 2005.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 10. Postretirement Benefits

The Company has supplemental nonqualified retirement plans that vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At September 30, 2006 and December 31, 2005, the cash surrender value of these contracts was $23.7 million and $19.2 million, respectively. The net periodic benefit cost for these plans for the three months ended September 30, 2006, was $0.9 million and included service costs of $1.2 million, interest costs of $269,000 and investment earnings of $540,000. For the three months ended September 30, 2005, the net periodic benefit cost was $221,000 and included service costs of $674,000, interest income of $18,000 and investment earnings of $435,000. The net periodic benefit cost for these plans for the nine months ended September 30, 2006, was $3.1 million and included service costs of $3.3 million, interest costs of $767,000 and investment earnings of $1.0 million. For the nine months ended September 30, 2005, the net periodic benefit cost was $2.0 million and included service costs of $2.1 million, interest costs of $140,000 and investment earnings of $272,000. The $16.7 million and $12.6 million projected benefit obligations at September 30, 2006 and December 31, 2005, respectively, were equal to the net liability recognized in the balance sheet at those dates. The weighted-average discount rate used for the plans was 7.6 percent and 7.5 percent for the nine-month periods ended September 30, 2006 and 2005, respectively.

Note 11. Stock-Based Compensation

The Ryland Group, Inc. 2005 Equity Incentive Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, stock units or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years. Outstanding stock options granted under previous plans have a maximum term of ten years and vest over three years. At September 30, 2006 and December 31, 2005, stock options or other awards or units available for grant totaled 183,865 and 659,263, respectively.

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year (May 1 to April 30). Stock awards are fully vested and non-forfeitable on their applicable award date. At September 30, 2006, 120,000 stock awards were available for future grant in accordance with the Director Plan.

Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan (the “Predecessor Director Plan”) provided for automatic grants of nonstatutory stock options to directors for the purchase of shares at prices not less than the fair market value of the shares at the date of grant. Stock options fully vested, became exercisable six months after the date of grant and had a maximum term of ten years. Upon termination of service on the Board of Directors, their stock options expire three years after the date of termination, regardless of their stated expiration dates. Upon approval of the Director Plan, stock options available for future grant under the Predecessor Director Plan were canceled. At December 31, 2005, there were 953,200 stock options available for grant.

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

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (“excess tax benefits”) to be classified as financing cash flows. Had the Company not adopted SFAS 123(R), the $13.4 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow.

Net earnings for the three months ended September 30, 2006, included $5.2 million, or $0.07 per diluted share of stock-based compensation expense, before income tax benefits of $2.0 million. Net earnings for the nine months ended September 30, 2006, included $18.9 million, or $0.25 per diluted share of stock-based compensation expense, before income tax benefits of $7.1 million. Stock-based compensation expenses have been allocated to the Company’s reportable segments and are included in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The following table illustrates the effect on net earnings and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under its equity-based compensation plans in the three- and nine-month periods ended September 30, 2005. For purposes of this pro forma disclosure, the grant-date fair value of the Company’s stock options was estimated by using a Black-Scholes-Merton option-pricing formula and amortized to expense over the stock options’ vesting periods.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands, except per share data)	2005	2005
Net earnings, as reported	$117,994	$285,060
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects[1]	2,324	8,345
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(3,239)	(13,253)
Pro forma net earnings	$117,079	$280,152

Earnings per share:
Basic — as reported	$2.52	$6.05
Basic — pro forma	2.50	5.95
Diluted — as reported	2.39	5.74
Diluted — pro forma	2.37	5.64

1 Amount represents the Company’s net stock-based compensation expense associated with restricted stock units.

The Company has determined the grant-date fair value of stock options by using the Black-Scholes-Merton formula. The weighted-average inputs used and fair values determined for stock options granted during the nine-month periods ended September 30, 2006 and 2005, follows:

	Nine Months Ended September 30,
	2006	2005

Expected volatility	38.0%	38.6%
Expected dividend yield	0.8%	0.4%
Expected term (in years)	3.2	3.0
Risk-free rate	5.0%	3.7%
Weighted-average grant date fair value	$19.17	$18.21

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s plans as of September 30, 2006, and changes for the nine-month period then ended follows:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at January 1, 2006	4,654,570	$25.91	5.71	$-
Granted	374,500	62.31
Exercised	(707,553)	12.83
Forfeited	(9,930)	55.85
Options outstanding at September 30, 2006	4,311,587	$31.15	5.21	$74,197
Available for future grant	303,865
Total shares reserved	4,615,452
Options exercisable at September 30, 2006	3,456,000	$25.10	5.23	$73,383

The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2006, was $3.7 million and $35.2 million, respectively. For the three- and nine-month periods ended September 30, 2005, the total intrinsic value of stock options exercised was $30.3 million and $57.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

A summary of the Company’s nonvested options as of and for the nine-month period ended September 30, 2006, follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested options outstanding at January 1, 2006	1,294,035	$13.40
Granted	374,500	19.17
Vested	(803,018)	12.82
Forfeited	(9,930)	16.61
Nonvested options outstanding at September 30, 2006	855,587	$16.43

As of September 30, 2006, there was $9.8 million of total unrecognized compensation cost that related to nonvested stock option awards granted under the Company’s plans. That cost is expected to be recognized over the next 2.8 years.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards was $3.1 million and $3.8 million for the three months ended September 30, 2006 and 2005, respectively; and $8.9 million and $13.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The following is a summary of activity relating to restricted stock awards:

	2006	2005
Restricted shares at January 1	441,000	356,800
Shares awarded	133,000	253,000
Shares vested	(138,336)	(168,800)
Restricted shares at September 30	435,664	441,000

At September 30, 2006, the Company’s outstanding restricted shares will vest as follows:  2007 — 182,664; 2008 — 128,664; 2009 — 84,336; and 2010 — 40,000.

Note 12. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At September 30, 2006, it had related cash deposits and letters of credit outstanding that totaled $184.7 million for land options pertaining to land purchase contracts with an aggregate purchase price of $1.7 billion. The Company had related cash deposits and letters of credit outstanding that totaled $188.5 million for land options pertaining to land purchase contracts with an aggregate purchase price of $2.1 billion at December 31, 2005. At September 30, 2006, the Company had commitments with respect to option contracts having specific performance provisions of approximately $48.6 million, compared to $60.5 million at December 31, 2005.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At September 30, 2006, total development bonds were $508.5 million, while total related deposits and letters of credit were $69.9 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At September 30, 2006, one of the joint ventures in which the Company participates had debt of $385.9 million. In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis. The Company had a 3.3 percent pro rata interest on the debt, or $12.8 million, at September 30, 2006, and a completion guarantee related to project development. The guarantees apply if a joint venture partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance. In another of its joint ventures, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility. At September 30, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $43.2 million, of which the Company guaranteed $21.6 million.

Interest rate lock commitments (IRLCs) represent loan commitments with customers at market rates generally up to 180 days before settlement. At September 30, 2006, the Company had outstanding IRLCs totaling $257.0 million. Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2006	2005
Balance at January 1	$41,647	$33,090
Warranties issued	22,295	23,926
Settlements made	(20,355)	(17,018)
Balance at September 30	$43,587	$39,998

The Company requires substantially all of its subcontractors to have general liability insurance (including construction defect coverage) and workmans compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, with fewer insurers participating, general liability insurance for the homebuilding industry has become more difficult to obtain over the past several years. As a result, Ryland Homes Insurance Company (RHIC), a wholly-owned subsidiary of the Company included in the financial services segment, provides insurance services to the homebuilding segments’ subcontractors in certain markets. At September 30, 2006, RHIC had $25.0 million in cash and $21.3 million in subcontractor product liability reserves, which are included in the consolidated balance sheet. At December 31, 2005, RHIC had $16.3 million in cash and $16.9 million in subcontractor product liability reserves, which are included in the consolidated balance sheet.

Changes in the Company’s insurance reserves during the period are as follows:

(in thousands)	2006	2005
Balance at January 1	$16,907	$8,446
Insurance expense provisions	4,348	6,051
Insurance cash payments	-	-
Reserve adjustments	84	-
Balance at September 30	$21,339	$14,497

Please refer to “Part II. Other Information, Item 1. Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

Note 13. New Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing this statement and the impact on its consolidated financial statements has not yet been determined.

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

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

CONSOLIDATING STATEMENT OF EARNINGS

	Three Months Ended September 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$700,447	$442,224	$20,453	$(32,182)	$1,130,942

EXPENSES
Corporate, general and administrative	595,294	422,158	6,070	(32,182)	991,340
Expenses related to early retirement of debt	7,695	-	-	-	7,695
TOTAL EXPENSES	602,989	422,158	6,070	(32,182)	999,035

Earnings before taxes	97,458	20,066	14,383	-	131,907
Tax expense	30,972	7,525	5,469	-	43,966
Equity in net earnings of subsidiaries	21,455	-	-	(21,455)	-

NET EARNINGS	$87,941	$12,541	$8,914	$(21,455)	$87,941

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

	Nine Months Ended September 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$2,024,494	$1,393,191	$78,870	$(93,883)	$3,402,672

EXPENSES
Corporate, general and administrative	1,725,833	1,299,289	36,078	(93,883)	2,967,317
Expenses related to early retirement of debt	7,695	-	-	-	7,695
TOTAL EXPENSES	1,733,528	1,299,289	36,078	(93,883)	2,975,012

Earnings before taxes	290,966	93,902	42,792	-	427,660
Tax expense	103,613	35,213	16,047	-	154,873
Equity in net earnings of subsidiaries	85,434	-	-	(85,434)	-

NET EARNINGS	$272,787	$58,689	$26,745	$(85,434)	$272,787

CONSOLIDATING STATEMENT OF EARNINGS

	Three Months Ended September 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$722,511	$540,750	$23,201	$(32,149)	$1,254,313

EXPENSES
Corporate, general and administrative	612,721	467,097	8,054	(32,149)	1,055,723
Expenses related to early retirement of debt	8,277	-	-	-	8,277
TOTAL EXPENSES	620,998	467,097	8,054	(32,149)	1,064,000

Earnings before taxes	101,513	73,653	15,147	-	190,313
Tax expense	36,480	30,092	5,747	-	72,319
Equity in net earnings of subsidiaries	52,961	-	-	(52,961)	-

NET EARNINGS	$117,994	$43,561	$9,400	$(52,961)	$117,994

CONSOLIDATING STATEMENT OF EARNINGS

	Nine Months Ended September 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$1,868,441	$1,446,938	$62,766	$(90,146)	$3,287,999

EXPENSES
Corporate, general and administrative	1,622,062	1,264,919	23,116	(90,146)	2,819,951
Expenses related to early retirement of debt	8,277	-	-	-	8,277
TOTAL EXPENSES	1,630,339	1,264,919	23,116	(90,146)	2,828,228

Earnings before taxes	238,102	182,019	39,650	-	459,771
Tax expense	88,855	70,749	15,107	-	174,711
Equity in net earnings of subsidiaries	135,813	-	-	(135,813)	-

NET EARNINGS	$285,060	$111,270	$24,543	$(135,813)	$285,060

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET

	September 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$31,733	$22,760	$34,764	$-	$89,257
Consolidated inventories owned	1,785,343	1,063,585	-	-	2,848,928
Consolidated inventories not owned	5,617	6,714	210,982	-	223,313
Total inventories	1,790,960	1,070,299	210,982	-	3,072,241
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries/ intercompany receivables	1,014,294	-	1,138	(1,015,432)	-
Other assets	258,488	78,673	40,762	-	377,923
TOTAL ASSETS	3,110,858	1,174,534	287,646	(1,015,432)	3,557,606

LIABILITIES
Accounts payable and other accrued liabilities	515,990	172,797	111,260	-	800,047
Debt	1,169,296	9,663	-	-	1,178,959
Intercompany payables	-	354,804	-	(354,804)	-
TOTAL LIABILITIES	1,685,286	537,264	111,260	(354,804)	1,979,006

MINORITY INTEREST	-	-	153,028	-	153,028

STOCKHOLDERS’ EQUITY	1,425,572	637,270	23,358	(660,628)	1,425,572

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,110,858	$1,174,534	$287,646	$(1,015,432)	$3,557,606

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$272,787	$58,689	$26,745	$(85,434)	$ 272,787
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,940	12,366	928	-	33,234
Stock-based compensation expense	18,871	-	-	-	18,871
Changes in assets and liabilities:
Increase in inventories	(401,379)	(106,147)	(4,560)	-	(512,086)
Net change in other assets, payables and other liabilities	53,889	(280,690)	(9,143)	85,434	(150,510)
Excess tax benefits from stock-based compensation	(13,372)	-	-	-	(13,372)
Other operating activities, net	(3,285)	-	-	-	(3,285)
Net cash (used for) provided by operating activities	(52,549)	(315,782)	13,970	-	(354,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(24,801)	(16,596)	(1,137)	-	(42,534)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	2,200	-	2,200
Net cash (used for) provided by investing activities	(24,801)	(16,596)	1,063	-	(40,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	-	-	-	250,000
Repayment of long-term debt	(243,500)	-	-	-	(243,500)
Net borrowings against revolving credit facility	232,000	-	-	-	232,000
Increase (decrease) in short-term borrowings	23,060	(4,571)	-	-	18,489
Common stock dividends	(16,511)	-	-	-	(16,511)
Common stock repurchases	(250,118)	-	-	-	(250,118)
Issuance of common stock under stock-based compensation	18,885	-	-	-	18,885
Excess tax benefits from stock-based compensation	13,372	-	-	-	13,372
Other financing activities, net	-	-	(48)	-	(48)
Net cash provided by (used for) financing activities	27,188	(4,571)	(48)	-	22,569
Net (decrease) increase in cash and cash equivalents	(50,162)	(336,949)	14,985	-	(372,126)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	-	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,733	$22,760	$34,764	$-	$ 89,257

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$285,060	$111,270	$24,543	$(135,813)	$285,060
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,649	11,662	852	-	31,163
Stock-based compensation expense	13,460	-	-	-	13,460
Changes in assets and liabilities:
Increase in inventories	(291,481)	(256,094)	(13,618)	-	(561,193)
Net change in other assets, payables and other liabilities	(249,053)	207,414	(7,238)	135,813	86,936
Tax benefit from exercise of stock options and vesting of restricted stock	22,070	-	-	-	22,070
Other operating activities, net	(6,880)	-	-	-	(6,880)
Net cash (used for) provided by operating activities	(208,175)	74,252	4,539	-	(129,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(20,550)	(19,726)	(687)	-	(40,963)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	349	-	349
Net cash used for investing activities	(20,550)	(19,726)	(338)	-	(40,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	500,000	-	-	-	500,000
Repayment of long-term debt	(147,000)	-	-	-	(147,000)
Increase (decrease) in short-term borrowings	5,357	11,037	(6,218)	-	10,176
Common stock dividends	(8,551)	-	-	-	(8,551)
Common stock repurchases	(130,356)	-	-	-	(130,356)
Issuance of common stock under stock-based compensation	23,624	-	-	-	23,624
Other financing activities, net	-	-	(1,527)	-	(1,527)
Net cash provided by (used for) financing activities	243,074	11,037	(7,745)	-	246,366
Net increase (decrease) in cash and cash equivalents	14,349	65,563	(3,544)	-	76,368
Cash and cash equivalents at beginning of year	36,090	31,390	20,908	-	88,388

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,439	$96,953	$17,364	$-	$164,756

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically-determined homebuilding regions; financial services; and corporate. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues in fiscal year 2005 and for the nine months ended September 30, 2006. The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

The Company reported consolidated net earnings of $87.9 million, or $1.97 per diluted share, for the third quarter of 2006, compared to consolidated net earnings of $118.0 million, or $2.39 per diluted share, for the third quarter of 2005. The decline in net earnings was due to lower margins, resulting from a broad trend toward softening demand in residential housing and a more competitive sales environment in most markets. Pretax earnings from the homebuilding and financial services segments were $141.3 million and $14.4 million for the three months ended September 30, 2006, compared to $201.7 million and $15.1 million for the same period in 2005, respectively.

The Company’s revenues reached $1.1 billion for the third quarter of 2006, down 9.8 percent from the third quarter of 2005. This decrease was primarily attributable to a decline in closings, partially offset by higher average closing prices. Homebuilding and financial services revenues were $1,107.3 million and $23.6 million for the third quarter of 2006, compared to $1,231.1 million and $23.2 million in the same period in 2005, respectively.

New order dollars decreased 49.4 percent for the third quarter of 2006, compared with the third quarter of 2005, primarily reflecting reduced demand in some housing markets. As a result of declining sales trends, new orders decreased 45.6 percent to 2,372 units in the third quarter ended September 30, 2006, from 4,361 units for the same period in 2005.

Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, grew 21.7 percent to $2.8 billion at September 30, 2006, compared to $2.3 billion at December 31, 2005. Land under development rose by 26.1 percent to $1.4 billion during the third quarter of 2006, compared to $1.1 billion at December 31, 2005. Consolidated inventories owned by the Company grew 28.7 percent to $2.4 billion at September 30, 2005, compared to $1.9 billion at December 31, 2004.

The Company continued to repurchase stock, acquiring 1,850,000 shares during the third quarter of 2006 and 4,700,000 shares for the nine months ended September 30, 2006. Outstanding shares at September 30, 2006, were 42,521,860, versus 46,659,446 for September 30, 2005, a decrease of 8.9 percent. The Company’s debt-to-capital ratio increased to 45.3 percent at September 30, 2006, from 40.1 percent at December 31, 2005, primarily due to an increase in borrowings against its revolving credit facility related to an increase in inventory, which is in part seasonal and expected to decrease in the fourth quarter of 2006.

Stockholders’ equity increased $49.6 million, or 3.6 percent, for the nine months ended September 30, 2006, compared to an increase of 18.1 percent for the same period in 2005. As a result of balancing cash outlays among achieving operating objectives, common stock repurchases and dividend increases, stockholders’ equity per share rose 25.3 percent to $33.53 at September 30, 2006, from $26.76 at September 30, 2005.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Homebuilding

Overview

Ryland homes are built on-site and marketed in four major geographic regions. At September 30, 2006, the Company operated in the following metropolitan areas:

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

Three months ended September 30, 2006, compared to three months ended September 30, 2005

The homebuilding segments reported pretax earnings of $141.3 million for the third quarter of 2006, compared to $201.7 million for the same period in the prior year. Homebuilding results for the third quarter of 2006 decreased from 2005 primarily due to a decline in closing volume and margins.

Homebuilding revenues decreased $123.8 million for the third quarter of 2006, compared to 2005, primarily due to a 14.9 percent decline in closings, partially offset by a 4.7 percent rise in the average closing price of a home.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the third quarter of 2006. Homebuilding revenues for the third quarter of 2006 included $37.4 million from land sales, compared to $25.9 million for the third quarter of 2005, which contributed net gains of $7.3 million and $4.0 million to pretax earnings in 2006 and 2005, respectively.

Gross profit margins from home sales averaged 22.5 percent for the third quarter of 2006, compared to 25.7 percent for the third quarter of 2005. This decrease was primarily due to increased incentives that related to homes delivered during the third quarter of 2006.

Selling, general and administrative expenses, as a percentage of revenue, were 9.7 percent for the three months ended September 30, 2006, compared to 9.1 percent for the same period in the prior year. This increase was mainly attributable to lower volume leverage and to a rise in sales and marketing expenses.

In the third quarters of 2006 and 2005, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during those periods due to development activity.

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

The homebuilding segments reported pretax earnings of $442.6 million for the nine months ended September 30, 2006, compared to $479.0 million for the same period in the prior year. Homebuilding results for the nine months ended September 30, 2006, decreased from 2005 primarily due to lower volume and margins, partially offset by an increase in average closing price.

Homebuilding revenues increased $108.3 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to a 7.3 percent rise in the average closing price of a home, partially offset by a 4.0 percent decrease in closings.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the nine months ended September 30, 2006. Homebuilding revenues for that period included $71.3 million from land sales, compared to $72.5 million for the nine months ended September 30, 2005, which contributed net gains of $18.7 million and $18.2 million to pretax earnings in 2006 and 2005, respectively.

Gross profit margins from home sales averaged 23.3 percent for the nine months ended September 30, 2006, compared to 24.6 percent for the same period in 2005. This decrease was primarily attributable to increased incentives that related to homes delivered during the third quarter of 2006.

Selling, general and administrative expenses, as a percentage of revenue, were 10.1 percent and 9.8 percent for the nine months ended September 30, 2006 and 2005, respectively, mainly due to increased sales and marketing expense.

During the nine-month periods ended September 30, 2006 and 2005, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded for those periods due to development activity.

Homebuilding Segment Information

New order dollars decreased 49.4 percent during the third quarter of 2006, compared to the same period in the prior year. New order dollars for the three months ended September 30, 2006, decreased 31.1 percent in the North, 6.5 percent in Texas, 64.0 percent in the Southeast and 67.9 percent in the West, compared to the third quarter of 2005. New orders for the third quarter of 2006 decreased 45.6 percent to 2,372 units from 4,361 units for the same period in 2005 primarily due to moderating demand in most markets and to higher cancellation rates in selective markets. The cancellation rate was 42.5 percent for the quarter ended September 30, 2006, compared to 22.8 percent for the same period in 2005. The decline in sales and increase in cancellation rates were more pronounced in markets that experienced significant price appreciation over the last several years.

New order dollars decreased 35.1 percent during the first nine months of 2006, compared to the same period in the prior year. New order dollars for the nine months ended September 30, 2006, increased 3.2 percent in Texas and decreased 26.7 percent in the North, 36.9 percent in the Southeast and 56.5 percent in the West, compared to the first nine months of 2005. New orders for the first nine months of 2006 decreased 34.8 percent to 9,416 units from 14,451 units for the same period in 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
NEW ORDERS	2006	2005	2006	2005
Units
North	696	1,045	2,510	3,579
Texas	761	891	2,729	2,911
Southeast	622	1,534	2,731	4,589
West	293	891	1,446	3,372
Total	2,372	4,361	9,416	14,451

Dollars (in millions)
North	$233	$338	$824	$1,124
Texas	158	169	548	531
Southeast	168	467	816	1,294
West	114	355	558	1,283
Total	$673	$1,329	$2,746	$4,232

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
CLOSINGS	2006	2005	2006	2005
Units
North	941	1,194	2,697	3,022
Texas	897	868	2,458	2,205
Southeast	1,196	1,207	3,610	3,310
West	654	1,063	2,280	2,971
Total	3,688	4,332	11,045	11,508

Average closing price (in thousands)
North	$328	$316	$315	$303
Texas	191	176	189	172
Southeast	297	253	289	248
West	364	348	388	348
Total	291	278	294	274

	September 30,
OUTSTANDING CONTRACTS	2006	2005
Units
North	1,587	2,365
Texas	1,600	1,698
Southeast	2,722	4,137
West	926	2,363
Total	6,835	10,563
Dollars (in millions)
North	$544	$774
Texas	342	324
Southeast	878	1,197
West	359	898
Total	$2,123	$3,193
Average price (in thousands)
North	$343	$327
Texas	214	191
Southeast	323	289
West	388	380
Total	311	302

Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters. At September 30, 2006, the Company had outstanding contracts for 6,835 units, representing a 35.3 percent decrease compared to the number of outstanding contracts at September 30, 2005. The $2.1 billion value of outstanding contracts declined 33.5 percent at September 30, 2006, compared to September 30, 2005. The average sales price for outstanding contracts increased by 3.0 percent at September 30, 2006, from September 30, 2005.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
North

Revenues	$305,684	$388,433	$878,301	$933,232
Expenses
Cost of sales	232,799	285,754	664,850	693,996
Selling, general and administrative expenses	28,263	32,174	84,216	85,922
Total expenses	261,062	317,928	749,066	779,918
Pretax earnings	$44,622	$70,505	$129,235	$153,314

Texas

Revenues	$172,229	$164,422	$470,490	$402,736
Expenses
Cost of sales	140,632	135,577	382,777	334,392
Selling, general and administrative expenses	17,678	16,998	52,289	45,569
Total expenses	158,310	152,575	435,066	379,961
Pretax earnings	$13,919	$11,847	$35,424	$22,775

Southeast

Revenues	$356,511	$306,497	$1,059,303	$839,077
Expenses
Cost of sales	263,629	236,637	776,665	652,581
Selling, general and administrative expenses	33,543	28,402	104,390	80,916
Total expenses	297,172	265,039	881,055	733,497
Pretax earnings	$59,339	$41,458	$178,248	$105,580

West

Revenues	$272,911	$371,760	$925,482	$1,050,188
Expenses
Cost of sales	221,391	259,078	731,232	750,100
Selling, general and administrative expenses	28,105	34,782	94,521	102,749
Total expenses	249,496	293,860	825,753	852,849
Pretax earnings	$23,415	$77,900	$99,729	$197,339

Total

Revenues	$1,107,335	$1,231,112	$3,333,576	$3,225,233
Expenses
Cost of sales	858,451	917,046	2,555,524	2,431,069
Selling, general and administrative expenses	107,589	112,356	335,416	315,156
Total expenses	966,040	1,029,402	2,890,940	2,746,225
Pretax earnings	$141,295	$201,710	$442,636	$479,008

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GROSS PROFIT MARGINS BY REGION/SEGMENT	2006	2005	2006	2005
Housing gross profit margins
North	23.6%	26.9%	24.3%	25.9%
Texas	18.2	17.7	18.3	17.4
Southeast	26.1	22.9	26.7	22.0
West	18.8	30.2	21.0	28.2
Total	22.5	25.7	23.3	24.6

Three months ended September 30, 2006, compared to three months ended September 30, 2005

North – Homebuilding revenues decreased by 21.3 percent to $305.7 million in 2006 from $388.4 million in 2005 primarily due to a 21.2 percent decline in the number of homes delivered, partially offset by a 3.8 percent rise in the average sales price of homes delivered in this segment. Gross margins on home sales were 23.6 percent in 2006, compared to 26.9 percent in 2005, due to increased sales incentives in a more competitive environment.

Texas – Homebuilding revenues increased by 4.7 percent to $172.2 million in 2006 from $164.4 million in 2005 primarily due to a 3.3 percent rise in the number of homes delivered in this segment and to an 8.5 percent increase in the average sales price of homes delivered. Gross margins on home sales were 18.2 percent in 2006, compared to 17.7 percent in 2005.

Southeast – Homebuilding revenues were $356.5 million in 2006, compared to $306.5 million in 2005, an increase of 16.3 percent, primarily due to a 17.4 percent rise in the average sales price of homes delivered. Gross margins on home sales were 26.1 percent in 2006, compared to 22.9 percent in 2005. Gross margins on home sales increased in 2006 primarily due to sales prices rising at a greater rate than costs.

West – Homebuilding revenues decreased $98.8 million, or 26.6 percent, to $272.9 million in 2006, compared to $371.8 million in 2005, primarily due to a 38.5 percent decline in the number of homes delivered, partially offset by a 4.6 percent rise in the average sales price of homes delivered. Gross margins from home sales were 18.8 percent in 2006, compared to 30.2 percent in 2005. Gross margins on home sales decreased in 2006 due to a significant increase in sales incentives that resulted from a more competitive sales environment.

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

North – Homebuilding revenues decreased by 5.9 percent to $878.3 million in 2006 from $933.2 million in 2005 primarily due to a 10.8 percent decline in the number of homes delivered, partially offset by a 4.0 percent rise in the average sales price of homes delivered. Gross margins on home sales were 24.3 percent in 2006, compared to 25.9 percent in 2005. Gross margins on home sales decreased in 2006 primarily due to increased sales incentives in a more competitive environment.

Texas – Homebuilding revenues increased by 16.8 percent to $470.5 million in 2006 from $402.7 million in 2005 primarily due to an 11.5 percent rise in the number of homes delivered and a 9.9 percent increase in the average sales price of homes delivered in all of the markets in this segment. Gross margins on home sales were 18.3 percent in 2006, compared to 17.4 percent in 2005.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Southeast – Homebuilding revenues were $1,059.3 million in 2006, compared to $839.1 million in 2005, an increase of 26.2 percent, primarily due to a 9.1 percent rise in the number of homes delivered and a 16.5 percent increase in the average sales price of homes delivered. Gross margins on home sales were 26.7 percent in 2006, compared to 22.0 percent in 2005. Gross margins on home sales increased in 2006 primarily due to sales prices rising at a greater rate than costs.

West – Homebuilding revenues decreased $124.7 million, or 11.9 percent, to $925.5 million in 2006, compared to $1,050.2 million in 2005, primarily due to a 23.3 percent decline in the number of homes delivered, partially offset by a 11.5 percent increase in the average sales price of homes delivered. Gross margins from home sales were 21.0 percent in 2006, compared to 28.2 percent in 2005. Gross margins on home sales decreased in 2006 due to increased sales incentives in a more competitive environment.

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

STATEMENT OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
REVENUES
Net gains on sales of mortgages
and mortgage servicing rights	$9,851	$11,557	$30,014	$32,548
Title/escrow/insurance	9,894	7,402	27,854	19,220
Net origination fees	3,516	3,773	10,270	9,292
Interest and other	346	469	958	1,706
TOTAL REVENUES	23,607	23,201	69,096	62,766
Expenses	9,224	8,054	26,304	23,116
PRETAX EARNINGS	$14,383	$15,147	$42,792	$39,650
Originations (units)	2,835	3,323	8,465	8,818
Ryland Homes origination capture rate	82.2%	81.6%	81.7%	81.7%
Mortgage-backed securities and
notes receivable average balance	$1,320	$8,235	$1,784	$9,030

Three months ended September 30, 2006, compared to three months ended September 30, 2005

For the three months ended September 30, 2006, the financial services segment reported pretax earnings of $14.4 million, compared to $15.1 million for the same period in 2005. The decrease was primarily attributable to a 14.7 percent decline in loans originated.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Revenues for the financial services segment rose 1.7 percent to $23.6 million for the third quarter of 2006, compared to the same period in the prior year. The increase was primarily attributable to a rise in profitability in title and insurance operations. The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 82.2 percent and 81.6 percent for the third quarters of 2006 and 2005, respectively.

For the three months ended September 30, 2006, general and administrative expenses were $9.2 million, versus $8.1 million for the same period in 2005, due to an increase in RHIC operations, partially offset by lower overhead costs for Ryland Mortgage Company (RMC).

Interest expense decreased 84.1 percent for the three months ended September 30, 2006, compared to the same period in 2005. The decline in interest expense corresponded to a decrease in interest income and was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale or redemption of substantially all of the investment portfolio and continued runoff of the underlying collateral.

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

For the nine months ended September 30, 2006, the financial services segment reported pretax earnings of $42.8 million, compared to $39.7 million for the same period in 2005. The increase was primarily attributable to a 7.7 percent rise in average loan size, as well as to increased profitability from title and insurance operations, partially offset by a 4.0 percent decrease in loans originated.

Revenues for the financial services segment rose 10.1 percent to $69.1 million for the nine months ended September 30, 2006, compared to the same period in the prior year. The increase was primarily attributable to a 7.7 percent rise in average loan size and to an increase in activity by the title and insurance operations. The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 81.7 percent for the nine months ended September 30, 2006 and 2005.

General and administrative expenses were $26.3 million and $23.1 million for the nine months ended September 30, 2006 and 2005, respectively, mainly due to an increase in RHIC operations, partially offset by lower overhead costs for RMC.

Interest expense decreased 75.0 percent for the nine months ended September 30, 2006, compared to the same period in 2005. The decline in interest expense corresponded to a decrease in interest income and was primarily due to a continued decline in bonds payable and short-term notes payable, which resulted from the sale or redemption of substantially all of the investment portfolio and continued runoff of the underlying collateral.

Corporate

Three months ended September 30, 2006, compared to three months ended September 30, 2005

Corporate expenses were $16.1 million and $18.3 million for the three months ended September 30, 2006 and 2005, respectively. Excluding stock option expense required by a change in accounting principle, corporate expenses were $15.8 million, a decline of $2.5 million. The decrease was due to lower executive compensation expense that resulted from a decline in earnings and stock price.

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

Corporate expenses were $50.1 million and $50.6 million for the nine months ended September 30, 2006 and 2005, respectively. Excluding stock option expense, corporate expenses were $45.2 million, a decline of $5.4 million. The decrease was due to lower executive compensation expense that resulted from a decline in earnings and stock price.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Income Taxes

The Company’s effective income tax rate from operations remained at 37.5 percent for the third quarter of 2006. However, due to the expiration of various tax statutes of limitations, the Company reversed tax provisions from prior years that were no longer required. Therefore, its overall effective rate was 33.3 percent for the third quarter of 2006. The Company’s provision for income taxes for the year ended December 31, 2005 was 38.0 percent. The decrease in the effective income tax rate in 2006 is primarily due to the estimated benefits of the new “qualified production activities income” tax deduction created by the American Jobs Creation Act of 2004 and the reversal of prior years unneeded tax provisions.

Financial Condition and Liquidity

Cash requirements for the Company are generally provided from internally generated funds and outside borrowings.

Net earnings provided cash flows of $272.8 million for the nine-month period ended September 30, 2006, and $285.1 million for the same period in 2005. New debt was issued during the nine months ended September 30, 2006, that provided $250.0 million, compared to $500.0 million for the same period in 2005. Repayment of senior and senior subordinated notes used $243.5 million and $147.0 million for the nine months ended September 30, 2006 and 2005, respectively. Additionally, at the end of the third quarter of 2006, the Company’s outstanding borrowings against its revolving credit facility provided cash of $232.0 million. Net changes in other assets, payables and other liabilities used $150.5 million and provided $86.9 million during the nine months ended September 30, 2006 and 2005, respectively. The cash provided was invested principally in inventory of $512.1 million and $561.2 million, as well as in stock repurchases of $250.1 million and $130.4 million, during the nine months ended September 30, 2006 and 2005, respectively. Dividends totaled $0.36 and $0.18 per share for the nine months ended September 30, 2006 and 2005, respectively.

Consolidated inventories owned by the Company increased to $2.8 billion at September 30, 2006, from $2.3 billion at December 31, 2005. The Company attempts to maintain approximately a four- to five-year supply of land, with half or more controlled through options. At September 30, 2006, the Company controlled 66,948 lots, with 33,304 lots owned and 33,644 lots, or 50.3 percent, under option. The Company has historically funded the acquisition of land and the exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility. The Company expects these sources to continue to be adequate to fund future obligations with regard to the acquisition of land and the exercise of land options; therefore, it does not anticipate that the exercise of land options will have a material adverse effect on its liquidity. In an effort to increase liquidity, models have been sold and leased back on a selective basis. The Company owned 76.5 percent and 80.8 percent of its model homes at September 30, 2006 and 2005, respectively.

The homebuilding segments’ borrowings include senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior notes outstanding totaled $900.0 million at September 30, 2006. Senior and senior subordinated notes outstanding totaled $893.5 million at December 31, 2005.

In July 2006, the Company redeemed its $150.0 million of 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million. The redemption price was 104.6 percent of the principal amount of the notes outstanding, plus accrued interest as of the redemption date. The notes were redeemed at a price of $1,045.63 per $1,000 notes outstanding, plus accrued interest. The Company recognized a $7.7 million loss related to the early retirement of these senior subordinated notes in the third quarter of 2006.

Additionally, the Company’s $100.0 million of 8.0 percent senior notes matured in August 2006.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

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

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. There was $232.0 million outstanding under the facility at September 30, 2006, and no borrowings outstanding at December 31, 2005 under the previous agreement. Under the facility, the Company had letters of credit outstanding that totaled $189.3 million at September 30, 2006, and $185.6 million at December 31, 2005. Unused borrowing capacity under the facility totaled $328.7 million and $314.4 million, respectively.

The $150.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At September 30, 2006, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At September 30, 2006, such notes payable outstanding amounted to $47.0 million, compared to $28.5 million at December 31, 2005.

The financial services segment uses cash generated internally and from outside borrowing arrangements to finance its operations. Accordingly, the financial services segment had no borrowings outstanding at September 30, 2006 or December 31, 2005.

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005. At September 30, 2006, $600.0 million remained available under this registration statement due to the issuance of $250.0 million of senior notes in May 2005, of which $100.0 million was applied to a previous shelf registration statement, and the issuance of $250.0 million of senior notes in May 2006. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the nine months ended September 30, 2006, the Company repurchased 4,700,000 shares of its outstanding common stock at a cost of approximately $250.1 million. The Company had existing authorization from its Board of Directors to purchase approximately 600,000 shares at a cost of $26.6 million, based on the Company’s stock price at September 30, 2006. Outstanding shares at September 30, 2006, were 42,521,860, versus 46,659,446 for September 30, 2005, a decrease of 8.9 percent.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At September 30, 2006, the Company had $184.7 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $1.7 billion. Only $48.6 million of the $1.7 billion in land and lot option purchase contracts contain specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, the Company consolidated $223.3 million of inventory not owned at September 30, 2006, $156.0 million of which pertained to land and lot option purchase contracts and $67.3 million of which pertained to three of the Company’s homebuilding joint ventures. (See Note 7, “Variable Interest Entities,” and Note 8, “Investments in Joint Ventures.”)

At September 30, 2006, the Company had outstanding letters of credit totaling $189.3 million and development or performance bonds totaling $508.5 million, issued by third parties, to secure performance under various contracts and land or municipal improvement obligations. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its $750.0 million revolving credit facility, its senior notes and its investments in joint ventures. (See Note 8, “Investments in Joint Ventures,” and Note 14, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the nine-month period ended September 30, 2006, compared to those policies disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, other than those related to its accounting for stock-based compensation.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Outlook

In the first nine months of the year, the Company experienced a decline in sales orders for new homes, compared to the same period last year. The Company continues to believe its sales orders thus far reflect broader market trends reflecting a softening in demand for residential housing. Nearly all markets have been affected by reduced demand and higher cancellation rates, leading to a buildup of new and resale home inventories. At September 30, 2006, the Company’s backlog of orders for new homes totaled 6,835 units, or a projected dollar value of $2.1 billion, and reflected a 33.5 percent decline in dollar value from September 30, 2005. As a result of these trends, the Company projects its diluted earnings per share will be between $7.75 and $8.25 for the fiscal year ending December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk since December 31, 2005. For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

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

At December 31, 2005, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in the Company’s 2005 Annual Report on Form 10-K/A. The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report which also appears in the Company’s 2005 Annual Report on Form 10K/A.

The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2006, and has concluded that there was no change during the quarterly period ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described in Note 1, the Company has expanded the disclosure of its homebuilding reportable segments in accordance with the provisions of SFAS 131, in order to report segment information relating to its homebuilding operations based on regions of the country, rather than reporting its homebuilding business as a single, national reportable segment. The Company has also restated the segment information in this report for the three and nine months ended September 30, 2005. (See Note 3.)  The Company’s management, including its CEO and CFO, has re-evaluated its disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement and expanded disclosure changes any prior conclusion. The Company has determined that the restatement and expanded disclosure does not change any conclusion that, at September 30, 2006, its disclosure controls and procedures were effective to ensure that the information included in the reports that the Company filed or submitted under the Exchange Act was recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms. The treatment of the Company’s homebuilding business as a single, national reportable segment was previously in accordance with SFAS 131, and the practice of disclosing segment information in this format was followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement and expanded disclosure represents a change in interpretation and practice with respect to the application of SFAS 131. The change in the way the Company reports segment information did not affect its previously reported consolidated financial position, results of operations or cash flows.

In the description of its business and Management’s Discussion and Analysis of Financial Condition and Result of Operations, the Company previously included certain information on the basis of the geographic regions within which the Company operates. Based upon a recent technical correction to the interpretation of homebuilding segment reporting, the Company presents, in its report, additional information so that all geographic regional data in its reports are presented on the basis of the same geographic homebuilding segments. In light of, and after considering this change in reporting homebuilding geographic segment information, the Company’s management continues to believe, and has concluded, that its disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There were no material changes in the risk factors set forth in the Company’s most recent Annual Report on Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its own equity securities during the nine months ended September 30, 2006:

			Total Number of Shares	Approximate Dollar
	Total		Purchased as Part	Value of Shares that
	Number of	Average	of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	Per Share	or Programs	Plans or Programs

January 1 – 31	110,000	$72.85	110,000	$268,691,465
February 1 – 28	600,000	69.11	600,000	227,226,200
March 1 – 31	325,000	68.87	325,000	204,842,315
April 1 – 30	300,000	65.63	300,000	185,153,580
May 1 – 31	1,315,000	55.84	1,315,000	111,727,083
June 1 – 30	200,000	50.01	200,000	101,724,373
July 1 – 31	800,000	38.80	800,000	70,687,483
August 1 – 31	1,050,000	42.00	1,050,000	26,587,438
September 1 – 30	-	-	-	26,587,438

Total	4,700,000	$53.22	4,700,000

On December 22, 2004, the Company announced that it had received authorization from its Board of Directors to purchase 2.0 million additional shares of its common stock in open-market transactions. During the nine-month period ended September 30, 2006, 380,626 shares were repurchased in accordance with this authorization. At September 30, 2006, there were no remaining shares available for purchase in accordance with this authorization.

On December 12, 2005, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $250.0 million. During the nine-month period ended September 30, 2006, 4.7 million shares were repurchased in accordance with this authorization. There were approximately $26.6 million, or 600,000 shares, available for purchase based on the Company’s stock price at September 30, 2006. This authorization does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the third quarter of 2006.

Item 6. Exhibits

4.1	Second Amendment to Rights Agreement, dated as of September 22, 2006, between The Ryland Group, Inc. and Mellon Investor Services LLC
(Incorporated by reference on Form 8-K, filed September 27, 2006)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

November 8, 2006	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 8, 2006	By:	/s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.
4.1	Second Amendment to Rights Agreement, dated as of September 22, 2006, between The Ryland Group, Inc. and Mellon Investor Services LLC
(Incorporated by reference on Form 8-K, filed September 27, 2006)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)