Form 10-K
period 2006-12-31
RYLAND GROUP INC
filed 2007-02-28
CIK 85974

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

For the fiscal year ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from               to

Commission File Number 001-08029

The Ryland Group, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-0849948
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

24025 Park Sorrento, Suite 400, Calabasas, California 91302
(Address of principal executive offices)

Registrant’s telephone number, including area code: (818) 223-7500

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”).

Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
Yes  ☐   No  ☒

The aggregate market value of the common stock of The Ryland Group, Inc. held by nonaffiliates of the registrant (43,509,472 shares) at June 30, 2006, was $1,895,707,695.

The number of shares of common stock of The Ryland Group, Inc. outstanding on February 12, 2007, was 42,572,875.

Documents Incorporated by Reference

NAME OF DOCUMENT	LOCATION IN REPORT

Proxy Statement for the 2007 Annual Meeting of Stockholders	Parts I, II, III

The Ryland Group, Inc.
Form 10-K
Index

Part I                 Item 1.           Business

With headquarters in Southern California, The Ryland Group, Inc., a Maryland corporation (the “Company”), is one of the nation’s largest homebuilders and a leading mortgage-finance company. It is a Fortune 500 company and is traded on the New York Stock Exchange under the symbol “RYL.” Founded in 1967, the Company has built more than 265,000 homes. In addition, Ryland Mortgage Company and its subsidiaries (“RMC”) has provided mortgage financing and related services for more than 225,000 homebuyers. The Company consists of six segments: four geographically-determined homebuilding regions, financial services, and corporate.

The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues in 2006. The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building single-family detached homes, the homebuilding segments also build attached homes, such as town homes and condominiums, including some mid-rise buildings, which share common walls and roofs. The Company builds homes for entry-level buyers, as well as for first- and second-time move-up buyers. The Company’s prices range from $98,000 to more than $800,000, with the average price of a home closed during 2006 being $295,000. The financial services segment offers mortgage, title, escrow and insurance services to its homeowners and subcontractors.

Over the last 13 years, the Company has concentrated on expanding its operations by investing its available capital into both existing and new markets. It has believed that measured “organic” growth avoids the risk, debt, intangible assets and distractions associated with external acquisitions. The Company focuses on achieving a high return on invested capital and establishing profitable operations in each of its markets. New communities are evaluated based on return and profitability benchmarks, and both senior and local management are incentivized based on their ability to achieve such returns. Management continually monitors the land acquisition process, sales revenues, margins and returns achieved in each of the Company’s markets as part of its capital evaluation process.

The Company is highly diversified throughout the United States, with no more than 10 percent of its deployed capital allocated to any given market. It believes diversification not only minimizes its exposure to economic and market fluctuations, but also enhances its growth potential. Capital is strategically allocated to avoid concentration in any given geographic area and to circumvent the accompanying risk associated with excessive dependence on local market anomalies. Subject to macroeconomic and local market conditions, the Company plans to either manage its exposure or to expand its presence in its existing markets in an effort to be among the largest builders in each of those markets. It also intends to continue diversification by selectively entering new markets, primarily through establishing start-up or satellite operations in markets near its existing divisions.

The Company’s national scale has provided increased opportunities for negotiation of volume discounts and rebates from material suppliers. Additionally, it has greater access to a lower cost of capital due to the strength of its balance sheet, as well as to its lending and capital markets relationships. The Company’s economies of scale and diversification have contributed to significant improvements in its operating margins during periods of growth and mitigated its overall risk in periods of declining housing demand.

Committed to product innovation, the Company conducts ongoing research into consumer preferences and trends. It is constantly adapting and improving its house plans, design features, customized options and mortgage programs. It strives to offer value, selection, location and quality to all homebuyers.

The Company is dedicated to building quality homes and customer relationships. With customer satisfaction as a major priority, it continues to make innovative enhancements designed to attract homebuyers. During 2006, the Company launched a new expanded Web site to include online systems for tracking requests, processing issues and improving customer interaction. In addition, the Company uses a third party to analyze customer feedback and to better serve its homebuyers’ needs.

The Company enters into land development joint ventures, from time to time, as a means of building lot positions, reducing its risk profile and enhancing its return on capital. It occasionally partners with developers, other homebuilders or financial investors to develop finished lots for sale to the joint ventures’ members or other third parties.

Aside from being an added value to customers, the financial services segment greatly enhances the Company’s profitability while limiting its risk. A competitively high capture rate for mortgage financing and other services allows the homebuilder to monitor its backlog and closing process. Risk is further reduced because substantially all loans are sold to a third party within one day of the date they close. The third party then services and manages the loans and assumes the credit risk of borrower default.

Homebuilding

General

The Company’s homes are built on-site and marketed in four major geographic regions, or segments. At December 31, 2006, the Company operated in the following metropolitan areas:

REGION/SEGMENT	MAJOR MARKETS SERVED
NORTH	Baltimore, Chicago, Cincinnati, Delaware, Indianapolis, Minneapolis and Washington, D.C.

SOUTHEAST	Atlanta, Charleston, Charlotte, Fort Myers, Greensboro, Greenville, Jacksonville, Myrtle Beach, Orlando and Tampa

TEXAS	Austin, Dallas, Houston and San Antonio

WEST	California’s Central Valley, California’s Coachella Valley, California’s Inland Empire, Denver, Las Vegas, Phoenix and Sacramento

The Company has decentralized operations to provide more flexibility to its local division presidents and management teams. Each of its 22 homebuilding divisions across the country generally consists of a division president, a controller and other management personnel focused on land entitlement, acquisition and development; sales, construction, customer service, and purchasing; as well as accounting and administrative personnel. The Company’s operations in each of its homebuilding markets may differ due to a number of market-specific factors. These factors include regional economic conditions and job growth; land availability and local land development; consumer preferences; competition from other homebuilders; and home resale activity. The Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and capital allocation in existing markets. The Company’s local management teams are familiar with these factors, and their market experience and expertise are critical in making decisions regarding local operations.

The Company provides oversight and centralizes key elements of its homebuilding business through its corporate and regional offices. The Company has four regional offices, each generally consisting of a region president; a chief financial officer; real estate legal counsel; and additional management personnel focused on human resources, marketing and operations. Regional offices provide oversight and standardization where appropriate. The staff in each of these offices monitors activities by using various operational metrics in order to achieve Company return benchmarks.

The Company markets attached and detached single-family homes, which are generally targeted to entry-level and first- and second-time move-up buyers. Its diverse product line is tailored to the local styles and preferences found in each of its geographic markets. The product line offered in a particular community is determined in conjunction with the land acquisition process and is dependent upon a number of factors, including consumer preferences, competitive product offerings and development costs. Architectural services are generally outsourced to increase creativity and to ensure that the Company’s home designs are consistent with local market trends.

Homebuyers are able to customize certain features of their homes by selecting from numerous options and upgrades displayed in the Company’s model homes and design centers. These design centers, which are conveniently located in most of the Company’s markets, also represent an increasing source of additional revenue and profit for the Company. Custom options contributed approximately 12 percent of revenues in 2006 and resulted in significantly higher margins in comparison to base homes.

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

Although control of lot inventory through the use of option contracts minimizes the Company’s investment, such a strategy is not viable in certain markets due to the absence of third-party land developers. In other markets, competitive conditions may prevent the Company from controlling quality lots solely through the use of option contracts. In such situations, the Company may acquire undeveloped entitled land and/or finished lots on a bulk basis. The Company utilizes the selective development of land to gain access to prime locations, increase margins and position itself as a leader in the area through its influence over a community’s character, layout and amenities. After determining the size, style, price range, density, layout and overall design of a community, the Company obtains governmental and other approvals necessary to begin the development process. Land is then graded; roads, utilities, amenities and other infrastructures are installed; and the individual home sites are created.

At December 31, 2006, the Company had cash deposits and outstanding letters of credit totaling $187.8 million in connection with option agreements and land purchase contracts having a total purchase price of $1.5 billion. These options and commitments expire at various dates through 2018.

Materials Costs

Substantially all materials used in construction are available from a number of sources, but may fluctuate in price due to various factors. In order to increase purchasing efficiencies, the Company not only standardizes certain building materials and products, but also acquires such products through national supply contracts. The Company has, on occasion, experienced shortages of certain materials. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

Construction

Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive-bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company’s production team, which schedules and coordinates subcontractor work, monitors quality, and ensures compliance with local zoning and building codes. The Company requires substantially all of its subcontractors to have general liability insurance (including construction defect coverage) and workmans compensation insurance. Construction time for homes depends on weather, availability of labor or subcontractors, materials, home size, geological conditions and other factors. The duration of the home construction process is generally between three and six months. The Company has an integrated financial and homebuilding management system that assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs, versus construction bids, for each community and subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

The Company, its subcontractors and its suppliers maintain insurance, subject to deductibles and self-insured amounts, to protect against various risks associated with homebuilding activities, including, among others, general liability, “all-risk” property, workmans compensation, automobile and employee fidelity. The Company accrues for its expected costs associated with the deductibles and self-insured amounts.

Marketing

The Company generally markets its homes to entry-level and first- and second-time move-up buyers through targeted product offerings in each of the communities in which it operates. The Company’s marketing strategy is determined during the land acquisition and feasibility stage of a community’s development. Employees and independent real estate brokers sell the Company’s homes, generally by showing furnished models. A new order is reported when a customer’s sales contract has been signed by the homebuyer and approved by the Company, subject to cancellation. The Company normally starts construction of a home when a customer has selected a lot, chosen a floor plan and received preliminary mortgage approval. However, construction may begin prior to this in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings. Homebuilding revenues are recognized when home sales are closed, title and possession are transferred to the buyer and there is no significant continuing involvement.

The Company advertises in newspapers and trade publications, as well as with marketing brochures and newsletters. It also uses billboards, radio and television advertising, and its Web site to market the location, price range and availability of its homes. The Company also attempts to operate in conspicuously located communities that permit it to take advantage of local traffic patterns. Model homes play a significant role in the Company’s marketing efforts by creating an attractive atmosphere and displaying options and upgrades.

The Company’s sales contracts typically require an earnest money deposit. The amount of earnest money required varies between markets and communities. Additionally, buyers are generally required to pay additional deposits when they select options or upgrades for their homes. Most of the Company’s sales contracts stipulate that when homebuyers cancel the homebuyers’ contracts with the Company, it has the right to retain the homebuyers’ earnest money and option deposits; however, its operating divisions may choose to refund part or all of such deposits. The Company’s sales contracts may also include contingencies that permit homebuyers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified time period. The Company’s contracts may also include other contingencies, such as the sale of an existing home. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer may vary, depending on customer preferences, permit approval and construction cycles.

Customer Service and Warranties

The Company’s operating divisions are responsible for pre-closing quality control inspections and responding to homebuyers’ post-closing needs. The Company believes that prompt and courteous acknowledgment of its homebuyers’ needs during and after construction reduces post-closing repair costs, enhances its reputation for quality and service, and ultimately leads to repeat and referral business. The subcontractors, who perform most of the actual construction, also provide warranties on workmanship.

The Company provides each homeowner with product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years from the time of closing. The Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry.

Seasonality

The Company experiences seasonal variations in its quarterly operating results and capital requirements. Historically, new order activity is higher during the spring and summer months. This is primarily due to the preference of many homebuyers to act during those periods. As a result, it typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of the year.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as insurance services, to its homebuyers and subcontractors. The Company’s financial services segment includes RMC, Ryland Homes Insurance Company (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”) and Columbia National Risk Retention Group, Inc. (“CNRRG”). By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to provide lending services to homebuyers. In addition to being a valuable asset to customers, the financial services segment greatly enhances the Company’s profitability. Providing mortgage financing and other services to its customers allows the homebuilding segments to better monitor their backlog and closing process. Substantially all loans are sold to a third party within one business day of the date they close. The third party then services and manages the loans and assumes the credit risk of borrower default. Insurance services provide subcontractors with construction-related insurance in the western markets. Additionally, the financial services segment provides insurance for liability risks, specifically homeowners’ warranty coverage, arising in connection with the homebuilding business of the Company.

Loan Origination

In 2006, RMC’s mortgage origination operations consisted primarily of loans, which were originated in connection with the sale of the Company’s homes. During the year, mortgage operations originated 11,744 loans, totaling $3.0 billion, of which 99.7 percent was for purchases of homes built by the Company and the remaining amount was for either purchases of homes built by others, purchases of existing homes or the refinancing of existing mortgage loans.

RMC arranges various types of mortgage financing, including conventional, Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) mortgages, with various fixed- and adjustable-rate features. RMC is approved to originate loans that conform to the guidelines established by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). RMC sells the loans it originates, along with the related servicing rights, to others.

Title and Escrow Services

Cornerstone Title Company, a wholly-owned subsidiary of RMC, doing business as Ryland Title Company, provides title services and acts as a title insurance agent primarily for the Company’s homebuyers. At December 31, 2006, it provided title services in Arizona, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Minnesota, Nevada, North Carolina, Ohio, South Carolina, Texas and Virginia. The Company also operates Ryland Escrow Company, which performs escrow and closing functions for the Company’s homebuyers in California. During 2006, Ryland Title Company and Ryland Escrow Company provided these services to 96.3 percent of the Company’s homebuyers in the markets in which they operate, compared to 96.9 percent during 2005.

LPS is a wholly-owned subsidiary of the Company and was formed to operate certain limited purpose subsidiaries, including Ryland Escrow Company.

Insurance Services

Ryland Insurance Services (“RIS”), a wholly-owned subsidiary of RMC, provides insurance services to the Company’s homebuyers. At December 31, 2006, RIS was licensed to operate in all of the states in which the Company’s homebuilding segments operate. During 2006, it provided insurance services to 62.4 percent of the Company’s homebuyers, compared to 60.4 percent during 2005.

RHIC is a wholly-owned subsidiary of the Company that provides insurance services to the homebuilding segments’ subcontractors in certain markets.

CNRRG is a wholly-owned subsidiary of the Company. CNRRG was established to directly insure liability risks, specifically homeowners’ warranty coverage, arising in connection with the homebuilding business of the Company.

Corporate

Corporate is a non-operating business segment whose purpose is to support operations. Corporate departments are responsible for establishing operational policies and internal control standards; implementing strategic initiatives; and monitoring compliance with policies and controls throughout the Company’s operations. Corporate acts as an internal source of capital and provides financial, human resources, information technology, insurance, legal, marketing, national purchasing and tax compliance services. In addition, it performs administrative functions associated with a publicly traded entity.

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

Competition

The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. Some of these national companies are larger than the Company and most have greater financial resources than in the past. The strength and expanded presence of national homebuilders, plus the continued viability of regional and local homebuilders, has increased competition in many markets. This competition could make it more difficult to acquire suitable land at acceptable prices, force an increase in selling incentives or decrease sales. Any of these could have an adverse impact on the Company’s financial performance or results of operations. The Company also competes with other housing alternatives, including existing homes and rental properties. Principal competitive factors in the homebuilding industry include price; design; quality; reputation; relationship with developers; accessibility of subcontractors; availability and location of lots; and availability of customer financing.

The Company’s financial services segment competes with other mortgage bankers to arrange financing for homebuyers. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.

Regulatory and Environmental Matters

The homebuilding segments are subject to various local, state and federal laws, ordinances, rules and regulations pertaining to zoning, building design, construction, stormwater permitting and discharge, and similar matters, as well as to open space, wetlands and environmentally protected areas. These include local regulations that impose restrictive zoning and density requirements to limit the number of homes that can be built within the boundaries of a particular area, as well as other municipal or city planning issues. The Company may also experience periodic delays in homebuilding projects due to regulatory compliance, municipal appeals and other governmental planning processes in any of the areas in which it operates.

RMC is subject to the rules and regulations of FHA, FHLMC, FNMA, VA and the Department of Housing and Urban Development (“HUD”) with respect to originating, processing and selling mortgage loans. In addition, there are other federal and state laws and regulations that affect not only these activities, but also RMC’s title, escrow and insurance brokerage operations. These rules and regulations prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals; require credit reports on prospective borrowers; and fix maximum loan amounts. RMC is required to submit audited financial statements to various regulatory agencies annually, and each regulatory entity has its own financial requirements. The Company’s affairs are also subject to examination by these regulatory agencies and by state agencies, at all times, to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act (“RESPA”), as well as to associated regulations that prohibit discrimination and require the disclosure of certain information to mortgagors concerning credit and settlement costs.

RHIC is registered and licensed under Section 431, Article 19 of the Hawaii Revised Statutes and is required to meet certain minimum capital and surplus requirements. Additionally, no dividends may be paid without prior approval of the Hawaii Insurance Commissioner.

Employees

At December 31, 2006, the Company had 2,810 employees. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Web Site Access to Reports

The Company files annual, quarterly and special reports; proxy statements; and other information with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act. Any document the Company files may be read at the SEC’s public reference room, Room 1580 at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC toll-free at 1-800-SEC-0330 for information regarding its public reference room. The Company files information electronically with the SEC. The Company’s SEC filings are available from the SEC’s Web site at www.sec.gov. Reports, proxy and information statements, and other information regarding issuers that file electronically are readily obtainable there.

Stockholders, securities analysts and others seeking information about the Company’s business operations and financial performance can receive copies of its 2006 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other publications filed with the SEC in Washington, D.C., without charge, by contacting the treasurer’s office at (818) 223-7677; by writing to The Ryland Group, Inc., Investor Relations, 24025 Park Sorrento, Suite 400, Calabasas, California 91302; or via e-mail at investors@ryland.com. In addition, all filings with the SEC, news releases and quarterly earnings announcements, including live audio and replays of the most recent quarterly earnings conference calls, can be accessed free of charge on the Company’s Web site at www.ryland.com. Information on the Company’s Web site is not part of this report. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Web site as soon as possible after it electronically files such material with, or furnishes it to, the SEC. To retrieve any of this information, visit www.ryland.com, select “Investors” and scroll down the page to “SEC Filings.”

Item 1A. Risk Factors

If real estate and economic conditions deteriorate, the Company’s revenue and profit may decrease.

The Company can be significantly affected by the cyclical nature of the homebuilding industry, which is sensitive to fluctuations in general and local economic conditions, interest rates, housing demand, employment levels, availability of financing and levels of consumer confidence. The effects of these fluctuations differ among the various geographic markets in which it operates. Sales of new homes are affected by market conditions for resale homes and rental properties. Its business is also affected by local economic conditions, such as employment rates and housing demand in the markets in which the Company builds homes. The markets in which it operates can experience mild to significant declines in housing demand. The Company is currently experiencing a decline in market demand in many of its markets.

If market demand significantly changes, the Company is subject to inventory risk.

Inventory risk can be substantial for homebuilders. The market value of the Company’s land, building lots and housing inventories fluctuates as a result of changing market and economic conditions. In addition, inventory carrying costs can result in losses in poorly performing projects or markets. In the event of significant changes in economic or market conditions, the Company may dispose of land or housing inventories on a basis that may result in a loss or may be required to write down or reduce the carrying value of its inventory. In the course of its business, the Company continuously seeks and makes acquisitions of land for expansion into new markets, as well as for replacement and expansion of land inventory within its current markets. Although it employs various measures, including its land approval process and continued review by senior management designed to manage inventory risks, the Company cannot assure that these measures will enable it to avoid or eliminate its inventory risk.

Construction costs can fluctuate and impact the Company’s margins.

The homebuilding industry has, from time to time, experienced significant difficulties, including: shortages of qualified trades people; reliance on local subcontractors who may be inadequately capitalized; shortages of materials; and volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs. The Company may not be able to recapture increased costs by raising prices either because of market conditions or because the Company fixes its prices at the time home sales contracts are signed.

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

Because the Company’s industry is competitive, the business practices of other homebuilders can have an impact on the Company’s financial results and cause these results to decline.

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

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company:

		POSITION (date elected to position)
NAME	AGE	PRIOR BUSINESS EXPERIENCE
R. CHAD DREIER	59	Chairman of the Board of Directors (since 1994); President and Chief Executive Officer of the Company (since 1993)
KIPLING W. SCOTT	52

Chief Operating Officer of the Company (since 2006);

Executive Vice President of the Company (since 2003); President of the North Central Region of Ryland Homes (1997–2006); Senior Vice President of the Company (1995–2003)

GORDON A. MILNE	55	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000–2002)
MARK L. BEISSWANGER	46	Senior Vice President of the Company and President of the West Region of Ryland Homes (since 2000)
ROBERT J. CUNNION, III	51	Senior Vice President, Human Resources of the Company (since 1999)
ERIC E. ELDER	49	Senior Vice President, Marketing and Communications of the Company (since 2000)
DAVID L. FRISTOE	50

Senior Vice President, Controller and Chief Accounting Officer of the Company (since 2004); Senior Vice President, Controller, Chief Accounting Officer and Chief Information Officer of the Company (2000–2004)

TIMOTHY J. GECKLE	54	Senior Vice President, General Counsel and Secretary of the Company (since 1997)
LARRY T. NICHOLSON	49	Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (since 2004); President of the Orlando Division of Ryland Homes (1999–2004)
DANIEL G. SCHREINER	49	Senior Vice President of the Company (since 1999); President of Ryland Mortgage Company (since 1998)
PETER G. SKELLY	43	Senior Vice President of the Company and President of the North Region of Ryland Homes (since 2006); President of the Chicago Division of Ryland Homes (1999–2006)
KEN L. TRAINER	41	Senior Vice President of the Company and President of the Texas Region of Ryland Homes (since 2006); President of the Austin/San Antonio Division of Ryland Homes (2002–2006)

The Board of Directors elects all officers.

There are no family relationships between any director or executive officer, or arrangements or understandings pursuant to which the officers listed above were elected. See the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) for a description of the Company’s employment and severance arrangements with certain of its executive officers, which is filed pursuant to Regulation 14A under the Exchange Act.

Part II             Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Equity, Common Stock Prices and Dividends

The Company lists its common shares on the NYSE, trading under the symbol “RYL.”

The latest reported sale price of the Company’s common stock on February 12, 2007, was $53.51, and there were approximately 1,652 common stockholders of record.

The table below presents high and low market prices and dividend information for the Company.

			DIVIDENDS				DIVIDENDS
			DECLARED				DECLARED
2006	HIGH	LOW	PER SHARE	2005	HIGH	LOW	PER SHARE
First quarter	$82.37	$64.83	$0.12	First quarter	$71.81	$53.97	$0.06
Second quarter	73.24	41.64	0.12	Second quarter	76.37	58.06	0.06
Third quarter	46.16	34.82	0.12	Third quarter	83.13	65.97	0.06
Fourth quarter	56.48	42.69	0.12	Fourth quarter	76.97	62.25	0.12

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its own equity securities during the 12 months ended December 31, 2006:

(in thousands, except share data)
			TOTAL NUMBER OF	APPROXIMATE DOLLAR
			SHARES PURCHASED	VALUE OF SHARES
			AS PART OF PUBLICLY	THAT MAY YET BE
	TOTAL NUMBER	AVERAGE PRICE	ANNOUNCED PLANS	PURCHASED UNDER THE
PERIOD	OF SHARES PURCHASED	PAID PER SHARE	OR PROGRAMS	PLANS OR PROGRAMS

January 1–31	110,000	$72.85	110,000	$268,691
February 1–28	600,000	69.11	600,000	227,226
March 1–31	325,000	68.87	325,000	204,842
April 1–30	300,000	65.63	300,000	185,154
May 1–31	1,315,000	55.84	1,315,000	111,727
June 1–30	200,000	50.01	200,000	101,724
July 1–31	800,000	38.80	800,000	70,687
August 1–31	1,050,000	42.00	1,050,000	26,587
September 1–30	-	-	-	26,587
October 1–31	-	-	-	26,587
November 1–30	-	-	-	26,587
December 1–31	-	-	-	201,587
Total	4,700,000	$53.22	4,700,000

On December 12, 2005, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $250.0 million, or approximately 3.5 million shares, based on the Company’s stock price on that date. At December 31, 2006, there were approximately 487,000 shares available for purchase in accordance with this authorization based on the Company’s stock price on that date. This authorization does not have an expiration date.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date. As of December 31, 2006, no shares had been purchased in accordance with this authorization. This authorization does not have an expiration date.

Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among The Ryland Group, Inc., the S & P 500 Index and the Dow Jones U.S. Home Construction Index
Calendar year ending December 31.

*$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference from the 2007 Proxy Statement.

Item 6.           Selected Financial Data

(in millions, except share data) unaudited	2006		2005		2004		2003		2002
ANNUAL RESULTS
REVENUES
Homebuilding	$4,654		$ 4,726		$ 3,867		$ 3,355		$ 2,805
Financial services	103		92		85		89		72
TOTAL REVENUES	4,757		4,818		3,952		3,444		2,877
Cost of sales	3,640		3,538		2,964		2,616		2,216
Selling, general and administrative expenses	542		551		467		427		352
Expenses related to early retirement of debt	8		8		-		5		-
Earnings before taxes	567		721		521		396		309
Tax expense	207		274		201		154		124
NET EARNINGS	$360		$ 447		$ 320		$ 242		$ 185
YEAR-END POSITION
ASSETS
Cash and cash equivalents	$215		$ 461		$ 88		$ 317		$ 269
Housing inventories	2,772		2,580		2,024		1,397		1,100
Other assets	430		346		313		294		289
TOTAL ASSETS	3,417		3,387		2,425		2,008		1,658
LIABILITIES
Debt	950		922		559		574		537
Other liabilities and minority interest	956		1,089		809		609		441
TOTAL LIABILITIES	1,906		2,011		1,368		1,183		978
STOCKHOLDERS’ EQUITY	$1,511		$ 1,376		$ 1,057		$ 825		$ 680
PER COMMON SHARE DATA
NET EARNINGS
Basic	$8.14		$ 9.52		$ 6.72		$ 4.86		$ 3.51
Diluted	7.83		9.03		6.36		4.56		3.32
DIVIDENDS DECLARED	$0.48		$ 0.30		$ 0.21		$ 0.08		$ 0.04
STOCKHOLDERS’ EQUITY PER SHARE	$35.46		$ 29.68		$ 22.32		$ 16.98		$ 13.46
OTHER FINANCIAL DATA
EBITDA[1]	$663		$ 810		$ 603		$ 478		$ 384
EBITDA/interest incurred[2]	9.2	x	12.2	x	11.3	x	9.5	x	7.8	x
Return on beginning equity[3]	26.2%		42.3%		38.9%		35.5%		33.0%
Debt-to-total capital[4]	38.6%		40.1%		34.6%		41.0%		44.1%

1Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a measure commonly used in the homebuilding industry and is presented to assist in understanding the ability of the operations of the Company to generate cash beyond that which is needed to service existing interest requirements and ongoing tax obligations. EBITDA equals net earnings before (a) interest expense; (b) previously capitalized interest amortized to cost of sales; (c) income taxes; and (d) depreciation and amortization. EBITDA is not a financial measure recognized in accordance with generally accepted accounting principles (“GAAP”). EBITDA should neither be considered an alternative to net earnings determined in accordance with GAAP as an indicator of operating performance nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

2EBITDA/interest incurred is calculated as EBITDA (defined above) divided by total interest incurred, which is the sum of interest expense and capitalized interest for the period.

3Return on beginning equity is calculated as net earnings divided by total stockholders’ equity at the beginning of the period.

4Debt-to-total capital is calculated as debt divided by the sum of debt and total stockholders’ equity.

The following table sets forth the computation of EBITDA for each period presented.

	YEAR ENDED DECEMBER 31,
(in thousands)	2006	2005	2004	2003	2002
Earnings before taxes	$567,108	$721,051	$ 521,212	$ 396,217	$ 309,340
Interest expense	205	738	1,227	7,523	9,391
Capitalized interest amortized to cost of sales	48,708	45,483	41,764	38,263	32,162
Depreciation and amortization	46,731	43,166	38,519	36,436	32,670
EBITDA	$662,752	$810,438	$ 602,722	$ 478,439	$ 383,563

A reconciliation of EBITDA to net cash provided by operations, the most directly comparable GAAP measure, is provided below for each period presented.

	YEAR ENDED DECEMBER 31,
(in thousands)	2006	2005	2004	2003	2002
Net cash provided by (used for) operating activities	$14,637	$ 216,264	$ (78,471)	$ 139,471	$ 87,715
Increase in inventory	182,679	490,971	585,562	239,989	200,623
Tax expense	207,166	273,999	200,667	154,525	123,736
Interest expense	205	738	1,227	7,523	9,391
Capitalized interest amortized to cost of sales	48,708	45,483	41,764	38,263	32,162
Net change in other assets, payables and other liabilities	216,939	(175,358)	(104,424)	(67,248)	(43,033)
Stock-based compensation expense	(25,593)	(18,862)	(15,208)	(16,051)	(9,833)
Tax benefit from exercise of stock options and vesting of restricted stock	14,632	(30,505)	(17,475)	(17,120)	(12,103)
Other operating activities, net	3,379	7,708	(10,920)	(913)	(5,095)
EBITDA	$662,752	$810,438	$ 602,722	$ 478,439	$ 383,563

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. The factors and assumptions upon which any forward-looking statements herein are based are subject to risks and uncertainties which include, among others:

•    economic changes nationally or in the Company’s local markets, including volatility and increases in interest rates, inflation, changes in consumer demand and confidence levels and the state of the market for homes in general;

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

•    the risk factors set forth in this Form 10-K; and

•    other factors over which the Company has little or no control.

Overview/Results of Operations

During 2006, the homebuilding industry continued to experience a softening of demand for new homes. Over the last several years, the price appreciation of homes was relatively high in most markets and, in turn, attracted speculation. As price appreciation slowed, consumer confidence and demand declined causing national homebuilders to experience increasing inventories, which resulted in a dramatic rise in the number of homes available for sale. The Company experienced a decrease in sales orders due to this lower demand, as well as to an increase in sales contract cancellations. As a result, the Company modified its operating strategy to compete in this changing environment by increasing advertising, sales price discounts and other incentives to generate sales; by striving to reduce inventory and commitments to purchase land in the future through contract renegotiations and cancellations; by decreasing its overhead expense to more closely match projected volume levels; and by renegotiating contracts with subcontractors and suppliers.

Despite this challenging environment, the Company’s earnings, revenues and deliveries of homes represented the second-best year in the Company’s history. Although results were indicative of the more challenging economic climate, they also reflected the Company’s ability to deliver strong returns through geographic diversification while managing risk in uncertain conditions. The Company also achieved additional economies as a result of its variable-cost structure, consolidation of operations and cost-saving initiatives. It improved its Fortune 500 ranking and maintained its investment-grade rating while lowering leverage and the average interest rate on its debt. The Company continues to make investments in new marketing initiatives, product development, customer service, training and technology, all of which are critical to capturing market share while improving the customer’s experience and streamlining processes.

The Company reported consolidated net earnings of $359.9 million, or $7.83 per diluted share, for 2006, compared to $447.1 million, or $9.03 per diluted share, for 2005 and $320.5 million, or $6.36 per diluted share, for 2004. The net earnings decrease for 2006, compared to 2005, resulted from a broad trend toward softening demand in residential housing and a more competitive sales environment in most markets, as well as from inventory valuation adjustments and write-offs of deposits and preacquisition costs that accompanied selective local market weakness. The rise in the Company’s net earnings from 2004 to 2005 was primarily due to higher revenues, increased operating margins and decreased expenses for its homebuilding operations.

Total revenues for 2006 were $4.8 billion, a decrease of $60.4 million or 1.3 percent, from 2005 that resulted from a decline in closing volume, partially offset by an increase in average sales price. Total revenues for 2005 exceeded 2004 levels by $865.7 million, or 21.9 percent. Homebuilding pretax operating margins were 12.3 percent for 2006, compared to 15.8 percent for 2005 and 13.6 percent for 2004. The decrease in margins in 2006 from 2005 was due to increased price concessions and sales incentives in most markets, inventory valuation adjustments and option deposit write-offs.

EBITDA was $662.8 million for the year ended December 31, 2006, compared to $810.4 million and $602.7 million for the same period in 2005 and 2004, respectively. The Company’s ratio of EBITDA to interest incurred was 9.2 for the year ended December 31, 2006, compared to 12.2 for 2005 and 11.3 for 2004.

In an effort to position itself for competitive industry conditions in 2007, the Company generated cash flows in 2006 from its operations by maintaining profitability, while reducing land acquisition and construction activity. The Company had 15,353 fewer lots under control, or a 20.3 percent decrease at December 31, 2006, versus year-end 2005, as a result of terminating marginal option contracts. Inventory growth was more moderate during 2006 in order to balance lower order volume with an ability to gain market share in the event of stabilizing demand. Goodwill of $18.2 million remained unchanged in 2006 from 2005 and was among the lowest in the industry. The Company’s debt-to-capital ratio was 38.6 percent at December 31, 2006, as compared to 40.1 percent for the same period in 2005. The weighted-average rate of interest for the Company’s debt was 5.8 percent and 6.3 percent at December 31, 2006 and 2005, respectively.

STOCKHOLDERS’
RETURN ON EQUITY		RETURN ON CAPITAL	EQUITY PER SHARE
2004	38.9%	24.8%	$ 22.32
2005	42.3%	29.4%	$ 29.68
2006	26.2%	17.0%	$ 35.46

Stockholders’ equity increased 9.8 percent, or $135.1 million, during 2006, compared to an increase of 30.2 percent, or $319.2 million, during 2005. As a result of balancing cash outlays with inventory management, leverage objectives and common stock repurchases, stockholders’ equity per share increased 19.5 percent to $35.46 in 2006, compared to $29.68 in 2005. The Company’s book value at December 31, 2006, was 98.8 percent tangible. The Company is not a significant participant in off-balance sheet financing outside of traditional option contracts with land developers and its investments in joint ventures represent less than one percent of its total assets. Its balance sheet continues to reflect the Company’s strength, low-risk strategy and transparency.

During 2006, the Company continued to deliver solid returns to stockholders while maintaining its strategically low-risk model. In addition, it has focused on realigning the business to prepare for a prolonged downturn, should it occur, and developing competitive advantages through training and technology initiatives. Return on beginning equity was 26.2 percent, return on beginning capital1 was 17.0 percent and inventory was turned 1.3 times. The Company’s cost of capital has declined. Despite a challenging industry environment, the Company’s stockholder returns remained among the highest in the industry and Fortune 500 companies.

Homebuilding

The Company’s homebuilding operations consist of four geographically-determined regional reporting segments: North, Southeast, Texas and West.

New orders represent sales contracts that have been signed by the homebuyer and approved by the Company, subject to cancellation. The dollar value of new order contracts decreased $1.9 billion, or 37.5 percent, to $3.2 billion for the year ended December 31, 2006, from $5.1 billion for the year ended December 31, 2005, and $4.4 billion for the same period in 2004 due to slowing demand and to increases in cancellation rates. Unit orders decreased 36.4 percent in 2006 and increased 3.8 percent in 2005. Cancellation rates totaled 37.1 percent and 22.3 percent for the years ended December 31, 2006 and 2005, respectively.

The combined homebuilding operations reported pretax earnings of $573.1 million for 2006, compared to $744.2 million for 2005 and $525.5 million for 2004. Homebuilding results in 2006 decreased from 2005 primarily due to an environment of slowing demand that resulted in declining prices and valuations, which in turn led to a decline in gross profit margins and closing volume, offset by a 6.1 percent increase in average closing price. Homebuilding results in 2005 increased from 2004 due to higher average closing prices, gross profit margins and closing volume.

Homebuilding revenues fell 1.5 percent for 2006, compared to 2005, due to a 7.7 percent decrease in closings, partially offset by a 6.1 percent increase in average closing price. The decline in closings in 2006 was due to slowing market trends and a more competitive sales environment in most markets. The increase in the average closing price was primarily due to the delivery of homes in 2006 that were sold in 2005 under more favorable market conditions than currently exist. Homebuilding revenues increased 22.2 percent for 2005, compared to 2004, due to a 10.4 percent rise in closings and a

1Return on beginning capital is calculated by dividing net earnings before tax-affected interest by the sum of beginning debt and total stockholders’ equity.

10.8 percent increase in average closing price. The rise in closings in 2005 was due to a higher backlog at the beginning of the year and a 3.8 percent increase in new home orders during the year.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land and lot sales during the year. Homebuilding revenues for the year ended December 31, 2006, included $94.3 million from land and lot sales, compared to $96.9 million for 2005 and $74.2 million for 2004, which contributed net gains of $24.8 million, $23.9 million and $25.2 million to pretax earnings in 2006, 2005 and 2004, respectively.

GROSS PROFIT MARGIN		SG&A EXPENSE	PRETAX EARNINGS MARGIN
2004	23.2%	9.8%	13.6%
2005	25.2%	9.4%	15.8%
2006	21.8%	9.5%	12.3%

Gross profit margins from home sales averaged 21.8 percent for 2006, a decrease from 25.2 percent for 2005 and 23.2 percent for 2004. The decline was primarily attributable to a more competitive market that resulted in an increase in price concessions and sales incentives; inventory valuation adjustments; and deposit write-offs during the year. Price concessions and sales incentives totaled 7.1 percent for the year ended December 31, 2006, versus 4.8 percent for the same period in 2005. The Company evaluates its land and housing inventory in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” on a quarterly basis and more frequently if impairment indicators exist. In certain markets where conditions have deteriorated due to decreased demand and increased competition for fewer buyers, selective land or inventory positions have declined in value and become impaired. The Company has written down certain impaired inventories by $62.9 million and $800,000 during 2006 and 2005, respectively, to their estimated fair values. From time to time, a community’s projected profitability may not produce returns commensurate with the Company’s requirements, and the Company cancels the option and writes off the deposit. During 2006, the Company wrote off residential land option deposits totaling $10.9 million. Impairment adjustments and deposit write-offs primarily impacted the West region and were included in “Cost of goods sold.” (See “Housing Inventories” within Note A, “Summary of Significant Accounting Policies.”) The Company generated the strongest gross margins in its Baltimore, Charleston, Jacksonville, Las Vegas, Orlando, Phoenix, Tampa and Washington, D.C., markets, while its Denver, Fort Myers and Ohio Valley markets were the most challenging.

Selling, general and administrative expenses, as a percentage of revenue, were 9.5 percent for 2006, 9.4 percent for 2005 and 9.8 percent for 2004. Selling, general and administrative expenses, as a percentage of revenue, remained relatively flat from the prior year due to cost reduction efforts in the face of declining revenues in various markets and a decrease in compensation that was commensurate with lower earnings, partially offset by $6.9 million in feasibility cost write-offs, resulting from the abandonment of certain projects. The decrease in selling, general and administrative expenses, as a percentage of revenue, in 2005 compared to 2004, was primarily attributable to leverage obtained through a substantial rise in closings in the Atlanta, Charlotte, Inland Empire, Jacksonville, Las Vegas, Phoenix and Texas markets, which was accompanied by more moderate increases in marketing and general and administrative expenses, partially offset by higher incentive compensation expense due to improved earnings.

In 2006 and 2005, the homebuilding segments capitalized all interest incurred. The rise in capitalized interest resulted from increased development activity relative to homebuilding construction activity.

Homebuilding Segments

New orders for 2006 decreased 31.1 percent in the North, 43.8 percent in the Southeast, 12.6 percent in Texas and 54.7 percent in the West. In 2006, the decline in new orders was primarily due to a softening in demand in most markets and a more competitive sales environment. Market uncertainty and heightened pricing competition among homebuilders led to rising cancellation rates by homebuyers and were a major factor in this order decline. New orders for 2005 increased 12.4 percent in the Southeast and 12.2 percent in Texas, but decreased 1.9 percent in the North and 7.2 percent in the West. In 2005, new order trends were generally driven by historically low interest rates and expansion plans, but they declined slightly in the fourth quarter in the North and West due, in part, to the moderating effect increased price appreciation had on consumer demand and to product shortages in Las Vegas that resulted, in part, from delays in development, processing and approval times for new projects.

NEW ORDERS

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
UNITS/Percentage of total
North	2,987	4,333	4,419
	26.8%	24.7%	26.2%
Southeast	3,164	5,630	5,009
	28.4%	32.2%	29.7%
Texas	3,237	3,702	3,299
	29.1%	21.1%	19.5%
West	1,746	3,852	4,153
	15.7%	22.0%	24.6%
Total	11,134	17,517	16,880

DOLLARS (in millions)
North	$970	$1,355	$1,318
Southeast	921	1,621	1,222
Texas	653	680	546
West	666	1,480	1,347
Total	$3,210	$5,136	$4,433

CANCELLATION PERCENTAGE
North	31.5%	19.7%	17.5%
Southeast	39.0	17.6	19.3
Texas	32.2	28.4	30.6
West	48.3	25.3	18.9
Total	37.1%	22.3%	21.2%

The increase in cancellation rates was highest in the western and Florida markets, which experienced more extreme price appreciation in recent years.

The Company experiences seasonal variations in its quarterly operating results and capital requirements. Historically, new order activity is higher in the spring and summer months. As a result, it typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of the year. This is primarily due to the preference of many homebuyers to act during those periods.

CLOSINGS

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
UNITS/Percentage of total
North	3,604	4,367	4,349
	23.4%	26.2%	28.8%
Southeast	5,126	4,887	4,374
	33.3%	29.3%	29.0%
Texas	3,546	3,365	3,116
	23.0%	20.2%	20.6%
West	3,116	4,054	3,262
	20.3%	24.3%	21.6%
Total	15,392	16,673	15,101

AVERAGE CLOSING PRICE (in thousands)
North	$320	$310	$288
Southeast	293	254	230
Texas	193	177	165
West	385	356	312
Total	$295	$278	$251

Outstanding contracts denote the Company’s backlog of homes sold but not closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. The Company had outstanding contracts for 4,206 units at December 31, 2006. The $1.3 billion value of outstanding contracts at December 31, 2006, represents a decrease of 50.6 percent from December 31, 2005, due to a 50.3 percent decline in unit orders. Average sales price increases resulted, in part, from a change in mix that was weighted toward higher-priced homes. Outstanding contracts at December 31, 2006, represented approximately 35 percent of 2007 targeted closings.

OUTSTANDING CONTRACTS

	DECEMBER 31,
	2006	2005	2004
UNITS
North	1,157	1,774	1,808
Southeast	1,639	3,601	2,858
Texas	1,020	1,329	992
West	390	1,760	1,962
Total	4,206	8,464	7,620

DOLLARS (in millions)
North	$ 387	$ 571	$ 568
Southeast	526	1,106	725
Texas	228	259	173
West	153	686	649
Total	$ 1,294	$ 2,622	$ 2,115

AVERAGE PRICE (in thousands)
North	$ 334	$ 322	$ 314
Southeast	321	307	254
Texas	224	195	175
West	391	390	331
Total	$ 308	$ 310	$ 278

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands)	2006	2005	2004
NORTH
Revenues	$1,196,335	$ 1,388,208	$ 1,284,361
Expenses
Cost of sales	917,804	1,023,752	938,045
Selling, general and administrative expenses	107,895	123,273	111,925
Total expenses	1,025,699	1,147,025	1,049,970
Pretax earnings	$170,636	$ 241,183	$ 234,391

SOUTHEAST
Revenues	$1,522,123	$ 1,258,373	$ 1,011,494
Expenses
Cost of sales	1,128,421	962,634	796,071
Selling, general and administrative expenses	140,582	116,497	106,459
Total expenses	1,269,003	1,079,131	902,530
Pretax earnings	$253,120	$ 179,242	$ 108,964

TEXAS
Revenues	$695,356	$ 619,332	$ 533,276
Expenses
Cost of sales	564,003	509,818	438,238
Selling, general and administrative expenses	71,499	65,206	58,171
Total expenses	635,502	575,024	496,409
Pretax earnings	$59,854	$ 44,308	$ 36,867

WEST
Revenues	$1,240,106	$ 1,459,838	$ 1,037,955
Expenses
Cost of sales	1,029,847	1,041,399	791,733
Selling, general and administrative expenses	120,726	138,962	100,990
Total expenses	1,150,573	1,180,361	892,723
Pretax earnings	$89,533	$ 279,477	$ 145,232

TOTAL
Revenues	$4,653,920	$ 4,725,751	$ 3,867,086
Expenses
Cost of sales	3,640,075	3,537,603	2,964,087
Selling, general and administrative expenses	440,702	443,938	377,545
Total expenses	4,080,777	3,981,541	3,341,632
Pretax earnings	$573,143	$ 744,210	$ 525,454

HOUSING GROSS PROFIT MARGINS
North	23.4%	26.5%	26.6%
Southeast	25.9	23.4	21.3
Texas	18.5	17.9	17.6
West	16.8	28.4	23.6
Total	21.8%	25.2%	23.2%

Homebuilding Segments 2006 versus 2005

North – Homebuilding revenues decreased by 13.8 percent to $1.2 billion in 2006 from $1.4 billion in 2005 primarily due to a 17.5 percent decline in the number of homes delivered in all of the markets in this segment, partially offset by a 3.2 percent increase in average closing price. Gross margins from home sales were 23.4 percent in 2006, compared to 26.5 percent in 2005. Gross margins on home sales decreased in 2006 primarily due to increased price concessions and sales incentives totaling 7.9 percent in 2006, versus 5.9 percent in 2005.

Southeast –  Homebuilding revenues were $1.5 billion in 2006, compared to $1.3 billion in 2005, an increase of 21.0 percent, primarily due to a 4.9 percent rise in the number of homes delivered and a 15.4 percent increase in the average sales price of homes delivered. Gross margins on home sales were 25.9 percent in 2006, compared to 23.4 percent in 2005. Gross margins on home sales increased in 2006 primarily due to a 15.4 percent rise in average sales price and to a change in mix in prices and profitability of homes delivered, partially offset by an increase in price concessions and sales incentives.  Price concessions and sales incentives for the year ended December 31, 2006 and 2005 were 5.6 percent and 3.4 percent, respectively.

Texas –  Homebuilding revenues increased by 12.3 percent to $695.4 million in 2006 from $619.3 million in 2005 primarily due to a 5.4 percent increase in the number of homes delivered and a 9.0 percent increase in the average sales price of homes delivered. Gross margins on home sales were 18.5 percent in 2006, compared to 17.9 percent in 2005.

West –  Homebuilding revenues decreased $219.7 million, or 15.1 percent, to $1.2 billion in 2006, compared to $1.5 billion in 2005, primarily due to a 23.1 percent decline in the number of homes delivered, partially offset by an 8.1 percent increase in average closing price. Gross margins from home sales were 16.8 percent in 2006, compared to 28.4 percent in 2005. Gross margins on home sales decreased in 2006 due to an increase in sales incentives, inventory valuation adjustments and deposit write-offs. Price concessions and sales incentives for the year ended December 31, 2006 and 2005 were 8.7 percent and 3.5 percent, respectively.

Homebuilding Segments 2005 versus 2004

North –  Homebuilding revenues increased by 8.1 percent to $1.4 billion in 2005 from $1.3 billion in 2004 primarily due to an increase in the number of homes delivered in the Twin Cities market and an increase in the average sales price of homes delivered in all of the markets in this segment.

Southeast –  Homebuilding revenues were $1.3 billion in 2005, compared to $1.0 billion in 2004, an increase of 24.4 percent, primarily due to a rise in the number of homes delivered and a 10.4 percent increase in the average sales price of homes delivered. Gross margins on home sales were 23.4 percent in 2005, compared to 21.3 percent in 2004. Gross margins on home sales increased in 2005 primarily due to rising demand and sales prices.

Texas –  Homebuilding revenues increased by 16.1 percent to $619.3 million in 2005 from $533.3 million in 2004 primarily due to a rise in the number of homes delivered and an increase in the average sales price of homes delivered. Gross margins on home sales were 17.9 percent in 2005, compared to 17.6 percent in 2004.

West –  Homebuilding revenues increased $421.9 million, or 40.6 percent, to $1.5 billion in 2005, compared to $1.0 billion in 2004, primarily due to a rise in the number of homes delivered in the Inland Empire, Las Vegas and Phoenix markets, plus a 14.1 percent increase in the average sales price of homes delivered. Gross margins from home sales were 28.4 percent in 2005, compared to 23.6 percent in 2004. This increase was due to a significant rise in price appreciation.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as insurance services to its homebuyers and subcontractors. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to provide lending services to homebuyers. In addition to being a valuable asset to customers, the financial services segment greatly enhances the Company’s profitability. Providing mortgage financing and other services to its customers allows the homebuilder to better monitor its backlog and closing process. Substantially all loans are sold to a third party within one business day of the date they close. The third party then services and manages the loans and assumes the credit risk of borrower default. Insurance services provide subcontractors with construction-related insurance in the western markets. Additionally, the financial services segment provides insurance for liability risks, specifically homeowners’ warranty coverage, arising in connection with the homebuilding business of the Company.

FINANCIAL SERVICES STATEMENT OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands)	2006	2005	2004

REVENUES
Net gains on sales of mortgages and mortgage servicing rights	$44,231	$ 45,918	$ 45,040
Title/escrow/insurance	41,086	28,489	23,740
Net origination fees	16,552	15,032	10,768
Interest and other	1,427	2,376	5,187
TOTAL REVENUES	103,296	91,815	84,735

GENERAL AND ADMINISTRATIVE EXPENSES	35,601	32,442	28,033
PRETAX EARNINGS	$67,695	$ 59,373	$ 56,702
Ryland Homes origination capture rate	81.9%	81.9%	84.2%
Mortgage-backed securities and notes receivable average balance	$1,707	$ 7,365	$ 18,603

In 2006, RMC’s mortgage origination operations consisted primarily of mortgage loans originated in connection with the sale of the Company’s homes. The number of mortgage originations was 11,744 for 2006, compared to 12,774 for 2005 and 11,920 for 2004. During 2006, total dollar originations were $3.0 billion, of which 99.7 percent was for purchases of homes built by the Company and the remaining amount was for either purchases of homes built by others, purchases of existing homes or the refinancing of existing mortgage loans. The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 81.9 percent in 2006 and 2005, compared to 84.2 percent in 2004.

The financial services segment reported pretax earnings of $67.7 million for 2006, compared to $59.4 million for 2005 and $56.7 million for 2004. The increase in 2006 was primarily due to increased income from insurance services and a 6.5 percent rise in average loan size, offset by an 8.1 percent decrease in loans originated. The increase in 2005 versus 2004 was primarily due to a 7.2 percent increase in loans originated and a rise in average loan size, as well as increased profitability from title, escrow and insurance operations.

Revenues for the financial services segment were $103.3 million for 2006, compared to $91.8 million for 2005. This rise was attributable to a $12.6 million increase in title, escrow and insurance revenues, partially offset by reduced interest income from a declining investment portfolio and reduced revenue from the sales of mortgages and mortgage servicing rights. In 2005, revenues for the financial services segment increased 8.4 percent to $91.8 million from $84.7 million in 2004 due to increased revenues from loan origination activities and title, escrow and insurance operations, partially offset by reduced interest income from the declining investment portfolio.

General and administrative expenses increased for the year ended December 31, 2006, compared to 2005, primarily as a result of additional expenses incurred in the Company’s insurance operations. General and administrative expenses rose for the year ended December 31, 2005, compared to 2004, primarily as a result of additional expenses incurred in both the Company’s mortgage operations and its title and insurance operations.

Interest expense decreased 72.2 percent for the year ended December 31, 2006, compared to 2005, due to continued runoff and redemption of the Company’s mortage-backed securities portfolio. In 2005, interest expense decreased 27.4 percent, compared to 2004, primarily as a result of a continued decline in bonds payable and short-term notes payable, which resulted from continued runoff of the underlying collateral and from the sale and redemption of portions of the Company’s mortgage-backed securities portfolio.

Corporate

Corporate expenses were $66.0 million for 2006, $74.3 million for 2005 and $60.9 million for 2004. Excluding stock option expense required by a change in accounting principle, corporate expense was $60.8 million for the year ended December 31, 2006. Corporate expense for 2006, as compared to 2005, declined primarily due to lower executive compensation expense that resulted from a decline in earnings and stock price. Corporate expense for 2005, as compared to 2004, rose primarily as a result of an increase in support and training costs that was commensurate with anticipated growth; a rise in incentive compensation, which was due to increases in the Company’s results and financial performance; and costs incurred as a result of the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

The Company ended the year with $215.0 million in cash, no borrowings against its revolving credit facility and a lower cost of funds.

In 2006, the Company recorded an expense of approximately $7.7 million associated with the early redemption of $150.0 million of its 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million, at a stated call price of 104.6 percent of the principal amount.

In 2005, the Company recorded an expense of approximately $8.3 million associated with the early redemption of $150.0 million of its 9.8 percent senior notes due September 2010, of which it owned $3.0 million, at a stated call price of 104.9 percent of the principal amount.

Investments in Joint Ventures

At December 31, 2006, the Company had an interest in 12 active joint ventures in the Atlanta, Austin, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets, three of which were consolidated. These joint ventures exist for the purpose of acquisition and co-development of lots, which are then sold to the Company, its joint venture partners or others, at market prices. Depending on the number of joint ventures and the level of activity in the entities, annual earnings from the Company’s investment in joint ventures will vary significantly. The Company’s proportionate share of losses from unconsolidated joint ventures in 2006, totaled $260,000, compared to earnings of $315,000 in 2005 and $5.8 million in 2004. The earnings in 2004 were primarily attributable to a $5.4 million gain on the sale of land to a third party in one joint venture in Atlanta. The Company’s investment in unconsolidated joint ventures was $13.5 million at December 31, 2006, compared to $10.2 million at December 31, 2005. (See “Investments in Joint Ventures” within Note A, “Summary of Significant Accounting Policies.”)

Income Taxes

Income taxes for fiscal years 2006, 2005 and 2004 were provided at effective tax rates of 36.5 percent, 38.0 percent and 38.5 percent, respectively. The decrease in the effective tax rate for 2006, as compared to 2005, was primarily attributable to prior years’ tax provisions no longer required due to the expiration of various tax statutes. The decrease in the effective tax rate for 2005 and 2004 was primarily attributable to a new tax deduction on qualified production activities created by the American Jobs Creation Act of 2004. (See Note H, “Income Taxes.”)

Financial Condition and Liquidity

Cash requirements for the Company are generally provided from internally generated funds and outside borrowings.

Net earnings provided cash flows of $359.9 million in 2006, $447.1 million in 2005 and $320.5 million in 2004. New debt was issued during the year ended December 31, 2006, that provided cash flows of $250.0 million, compared to $500.0 million for the same period in 2005. Repayment of senior and senior subordinated notes used $243.5 million and $147.0 million for the years ended December 31, 2006 and 2005, respectively. Additionally, net changes in other assets, payables and other liabilities used $216.9 million in 2006; and provided cash flows of $175.4 million in 2005 and $104.4 million in 2004. The cash provided was invested principally in inventory of $182.7 million, $491.0 million and $585.6 million in 2006, 2005 and 2004, respectively; as well as in stock repurchases of $250.1 million, $176.2 million and $118.3 million for the same periods in 2006, 2005 and 2004. Dividends totaled $0.48, $0.30 and $0.21 per share for the annual periods ended December 31, 2006, 2005 and 2004, respectively. During 2006, stockholders’ equity rose $135.1 million, while debt increased $28.1 million, decreasing the Company’s leverage.

STOCKHOLDERS’ EQUITY		DEBT	DEBT-TO-CAPITAL
(in millions)		(in millions)	RATIO
2004	$ 1,057	$ 559	34.6%
2005	$ 1,376	$ 922	40.1%
2006	$ 1,511	$ 950	38.6%

Consolidated inventories owned by the Company increased to $2.5 billion at December 31, 2006, from $2.3 billion at December 31, 2005. The Company attempts to maintain a projected four- to five-year supply of land, with nearly half controlled through options. At December 31, 2006, the Company controlled 60,318 lots, with 31,251 lots owned and 29,067 lots, or 48.2 percent, under option. The Company has historically funded the acquisition of land and the exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility. The Company expects these sources to continue to be adequate to fund future obligations with regard to the acquisition of land and the exercise of land options; therefore, it does not anticipate that the exercise of land options will have a material adverse effect on its liquidity. In an effort to increase liquidity, models have been sold and leased back on a selective basis for generally three to eighteen months. The Company owned 66.9 percent and 80.7 percent of its model homes at December 31, 2006 and 2005, respectively.

The homebuilding segments’ borrowings include senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior notes outstanding totaled $900.0 million at December 31, 2006. Senior and senior subordinated notes outstanding totaled $893.5 million at December 31, 2005.

In 2006, the Company redeemed $150.0 million of its 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million. The redemption price was 104.6 percent of the principal amount of the notes outstanding, plus accrued interest as of the redemption date. The Company recognized a $7.7 million loss related to the early retirement of these senior subordinated notes in the third quarter of 2006. Additionally, the Company’s 8.0 percent senior notes, which totaled $100.0 million, matured in August 2006.

In January 2006, the Company replaced its $500.0 million revolving credit facility with a new $750.0 million revolving credit facility. In November 2006, the Company increased this revolving credit facility from $750.0 million to $1.1 billion through its accordion feature. The credit agreement, which matures in January 2011, also provides access to an additional $366.5 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The $1.1 billion revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in its leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants. The Company was in compliance with these covenants at December 31, 2006. (See Note F, “Debt.”)

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. There were no borrowings outstanding under the current or previous agreements at December 31, 2006 or 2005, respectively. Under the respective agreements, the Company had letters of credit outstanding that totaled $192.9 million at December 31, 2006, and $185.6 million at December 31, 2005. Unused borrowing capacity under the respective facilities totaled $940.6 million and $314.4 million at December 31, 2006 and 2005, respectively.

The $150.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At December 31, 2006, the Company was in compliance with these covenants.

In 2006, the Company terminated its treasury interest rate locks (“treasury locks”), which were entered into in 2005 to facilitate the replacement of some of its higher-rate senior and senior subordinated debt. (See Note D, “Derivative Instruments.”)

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2006, such notes payable outstanding amounted to $50.1 million, compared to $28.5 million at December 31, 2005.

In 2005, the Company redeemed $150.0 million of its 9.8 percent senior notes due September 2010, of which it owned $3.0 million. The notes were redeemed at a stated call price of 104.9 percent of the principal amount, plus accrued and unpaid interest. The Company recorded an expense of $8.3 million related to the early retirement of this debt.

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

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005. At December 31, 2006, $600.0 million remained available under this registration statement due to the issuance of $250.0 million of senior notes in May 2005, of which $100.0 million was applied to a previous shelf registration statement, and the issuance of $250.0 million of senior notes in May 2006. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or con-

vertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During 2006, the Company repurchased 4.7 million shares of its common stock at a cost of $250.1 million. In December, the Company’s Board of Directors authorized the purchase of additional shares totaling $175.0 million. At December 31, 2006, the Company had existing authorization from its Board of Directors to purchase a total of approximately 3.7 million shares at a cost of $201.6 million, based on the Company’s stock price on that date. Outstanding shares at December 31, 2006, were 42,612,525, versus 46,368,143 for December 31, 2005, a decrease of 8.1 percent.

The Company granted fewer stock options in 2006 that, when combined with common stock repurchases and lower stock prices, lowered dilution.

The following table provides a summary of the Company’s contractual cash obligations and commercial commitments at December 31, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	CONTRACTUAL PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	2007	2008-2009	2010-2011	AFTER 2011
Debt, principle maturities	$950,117	$25,980	$170,893	$3,244	$750,000
Interest on debt	302,713	52,125	91,485	88,126	70,977
Operating leases	59,572	14,052	22,766	13,909	8,845
Land option contracts[1]	33,645	26,393	7,252	-	-
Total at December 31, 2006	$ 1,346,047	$ 118,550	$ 292,396	$ 105,279	$ 829,822

1Represents obligations under option contracts with specific performance provisions, net of cash deposits.

The Company believes that its current cash position, cash generation capabilities, amounts available under its revolving credit facility and ability to access the capital markets in a timely manner with its existing shelf registration statement are adequate to meet its cash needs for the foreseeable future.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. The Company had $187.8 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $1.5 billion at December 31, 2006. Only $34.2 million of the $1.5 billion in land and lot option purchase contracts contain specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” the Company consolidated $263.9 million of inventory not owned at December 31, 2006, $186.0 million of which pertained to land and lot option purchase contracts and $77.9 million of which pertained to three of the Company’s homebuilding joint ventures. (See “Variable Interest Entities” and “Investments in Joint Ventures” within Note A, “Summary of Significant Accounting Policies.”)

At December 31, 2006, the Company had outstanding letters of credit totaling $192.9 million and development or performance bonds totaling $482.2 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvement. The

Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its $1.1 billion revolving credit facility, its senior notes and its investments in joint ventures. (See “Investments in Joint Ventures” within Note A, “Summary of Significant Accounting Policies;” and Note K, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. Listed below are those policies that management believes are critical and require the use of complex judgment in their application.

Management has discussed the critical accounting policies with the Audit Committee of its Board of Directors and the Audit Committee has reviewed the disclosure. There are items within the financial statements that require estimation, but are not considered critical.

Share-Based Payments

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) “Share-Based Payment,” which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company calculates the fair value of stock options by using the Black-Scholes-Merton option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s consolidated results of operations could be materially impacted. The Company believes the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

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

Income Recognition

Revenues and cost of sales are recorded at the time each home or lot is closed, title and possession are transferred to the buyer and there is no significant continuing involvement in accordance with Statement of Financial Accounting Standards No. 66 (“SFAS 66”), “Accounting for Sales of Real Estate.” In order to match revenues with related expenses, land, land development, interest, taxes and other related costs (both incurred and estimated to be incurred in the future) are allocated to the cost of homes closed, based upon the relative sales value basis of the total number of homes to be constructed in each community, in accordance with Statement of Financial Accounting Standards No. 67 (“SFAS 67”), “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Estimated land, common area development and related costs of planned communities (including the cost of amenities) are allocated to individual parcels or communities on a relative sales value basis. Changes to estimated costs, subsequent to the commencement of the delivery of homes, are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific-identification method.

Inventory Valuation

Housing projects and land held for development (inventory) and sale are stated at either the lower of cost or net realizable value. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. It may take one to three years to develop, sell and deliver all of the homes in a typical community. The Company assesses these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires that long-lived assets and assets held-for-sale be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of housing inventories is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Assets held-for-sale are carried at the lower of cost or fair value, less selling costs. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, as well as by other factors. In addition, land, or costs related to future communities, whether owned or under option, is reviewed to determine if the Company will proceed with development and if all related costs are recoverable. If these assets are considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets and is recognized within the same period that it is identified. Management believes its processes are designed to properly assess market and carrying values of assets.

Variable Interest Entities

FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to the majority of the entity’s expected losses and/or receives a majority of the entity’s expected returns as a result of ownership, contractual agreements or other financial interests in the entity. FIN 46 also requires disclosure about variable interest entities (“VIEs”) that the Company is not required to consolidate but in which it has a significant, though not primary, variable interest. The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE. The Company believes the accounting for joint ventures and land option purchase contracts using the variable interest consolidation methodology is a critical accounting policy because compliance with FIN 46 requires the use of complex judgment in its application.

Income Taxes

The Company calculates a provision for its income taxes by using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the tax consequences of events that have been recognized in the Company’s financial statements or tax returns, judgment is required. Differences between the amounts recognized in its financial statements or tax returns and actual outcomes may arise upon issuance of regulations and final guidance from federal and state taxing authorities and could have a material impact on the Company’s consolidated results of operations or financial position.

Outlook

In 2006, the Company experienced a decline in sales orders for new homes, compared to 2005. The Company continues to believe its sales orders in late 2006 and early 2007 reflect broader market trends of a softening in demand for residential housing. Nearly all markets have been affected by reduced demand and higher cancellation rates, leading to a buildup of new and resale home inventories. At December 31, 2006, the Company’s backlog of orders for new homes totaled 4,206 units, or a projected dollar value of $1.3 billion, reflecting a 50.6 percent decline in dollar value from December 31, 2005. As a result of these trends, the Company projects its diluted earnings per share will be between $3.75 and $4.25 for the year ending December 31, 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Summary

The following table provides information about the Company’s significant financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For the other financial instruments, weighted-average rates are based on implied forward rates as of the reporting date.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

						FAIR
				THERE-		VALUE
(in thousands)	2007	2008	2009-2011	AFTER	TOTAL	12/31/06
Senior notes (fixed rate)		$150,000		$750,000	$900,000	$891,695
Average interest rate		5.4%		5.9%	5.8%
Other financial instruments
Forward-delivery contracts:
Notional amount	$41,000				$41,000	$152
Average interest rate	5.5%				5.5%
Mortgage interest rate
lock commitments:
Notional amount	$124,927				$124,927	$598
Average interest rate	6.3%				6.3%

Interest rate risk is a primary market risk facing the Company. Interest rate risk not only arises principally in the Company’s financial services segment, but also in respect to the homebuilding segments’ revolving credit facility. The Company enters into forward-delivery contracts and may, at times, use other hedging contracts to mitigate its exposure to movements in interest rates on mortgage interest rate lock commitments (“IRLCs”) and mortgage loans held-for-sale. In managing interest rate risk, the Company does not speculate on the direction of interest rates.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2006	2005	2004
REVENUES
Homebuilding	$4,653,920	$ 4,725,751	$ 3,867,086
Financial services	103,296	91,815	84,735
TOTAL REVENUES	4,757,216	4,817,566	3,951,821

EXPENSES
Cost of sales	3,640,075	3,537,603	2,964,087
Selling, general and administrative	440,702	443,938	377,545
Financial services	35,601	32,442	28,033
Corporate	66,035	74,255	60,944
Expenses related to early retirement of debt	7,695	8,277	-
TOTAL EXPENSES	4,190,108	4,096,515	3,430,609

EARNINGS
Earnings before taxes	567,108	721,051	521,212
Tax expense	207,166	273,999	200,667
NET EARNINGS	$359,942	$ 447,052	$ 320,545
NET EARNINGS PER COMMON SHARE
Basic	$ 8.14	$ 9.52	$ 6.72
Diluted	7.83	9.03	6.36

AVERAGE COMMON SHARES OUTSTANDING
Basic	44,228,502	46,966,317	47,678,887
Diluted	45,944,448	49,490,887	50,378,840
DIVIDENDS DECLARED PER COMMON SHARE	$0.48	$ 0.30	$ 0.21

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share data)	2006	2005
ASSETS
Cash and cash equivalents	$ 215,037	$461,383
Housing inventories
Homes under construction	1,079,702	1,253,460
Land under development and improved lots	1,427,930	1,087,016
Consolidated inventory not owned	263,853	239,191
Total inventories	2,771,485	2,579,667
Property, plant and equipment	76,887	65,980
Net deferred taxes	84,199	50,099
Purchase price in excess of net assets acquired	18,185	18,185
Other	250,904	211,559
TOTAL ASSETS	3,416,697	3,386,873

LIABILITIES
Accounts payable	186,868	249,539
Accrued and other liabilities	586,797	664,691
Debt	950,117	921,970
TOTAL LIABILITIES	1,723,782	1,836,200

MINORITY INTEREST	181,749	174,652

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized—200,000,000 shares
Issued—42,612,525 shares at December 31, 2006
(46,368,143 shares at December 31, 2005)	42,612	46,368
Retained earnings	1,463,727	1,326,689
Accumulated other comprehensive income	4,827	2,964
TOTAL STOCKHOLDERS’ EQUITY	1,511,166	1,376,021
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,416,697	$3,386,873

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except share data)	STOCK	CAPITAL	EARNINGS	INCOME	EQUITY
BALANCE AT JANUARY 1, 2004	$48,552	$-	$774,859	$1,131	$824,542
Comprehensive income:
Net earnings			320,545		320,545
Other comprehensive income, net of tax:
Change in net unrealized gain on mortgage-backed securities, net of taxes of $542				(887)	(887)
Total comprehensive income					319,658
Common stock dividends (per share $0.21)			(10,064)		(10,064)
Repurchase of common stock	(2,939)	(39,259)	(76,098)		(118,296)
Employee stock plans and related income tax benefit	1,735	39,259			40,994
BALANCE AT DECEMBER 31, 2004	47,348	-	1,009,242	244	1,056,834
Comprehensive income:
Net earnings			447,052		447,052
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and mortgage-backed securities, net of taxes of $1,685				2,720	2,720
Total comprehensive income					449,772
Common stock dividends (per share $0.30)			(14,138)		(14,138)
Repurchase of common stock	(2,558)	(58,189)	(115,467)		(176,214)
Employee stock plans and related income tax benefit	1,578	58,189			59,767
BALANCE AT DECEMBER 31, 2005	46,368	-	1,326,689	2,964	1,376,021
Comprehensive income:
Net earnings			359,942		359,942
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and mortgage-backed securities, net of taxes of $1,154				1,863	1,863
Total comprehensive income					361,805
Common stock dividends (per share $0.48)			(21,214)		(21,214)
Repurchase of common stock	(4,700)	(43,728)	(201,690)		(250,118)
Employee stock plans and related income tax benefit	944	43,728			44,672
BALANCE AT DECEMBER 31, 2006	$42,612	$-	$1,463,727	$4,827	$1,511,166

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$359,942	$ 447,052	$ 320,545
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	46,731	43,166	38,519
Stock-based compensation expense	25,593	18,862	15,208
Changes in assets and liabilities:
Increase in inventories	(182,679)	(490,971)	(585,562)
Net change in other assets, payables and other liabilities	(216,939)	175,358	104,424
Tax benefit from exercise of stock options
and vesting of restricted stock	-	30,505	17,475
Excess tax benefits from stock-based compensation	(14,632)	-	-
Other operating activities, net	(3,379)	(7,708)	10,920
Net cash provided by (used for) operating activities	14,637	216,264	(78,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(53,839)	(55,127)	(47,131)
Principal reduction of mortgage-backed securities,
notes receivable and mortgage collateral	2,250	12,561	19,336
Net cash used for investing activities	(51,589)	(42,566)	(27,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	500,000	-
Repayment of long-term debt	(243,500)	(147,000)	-
Increase (decrease) in short-term borrowings	21,647	10,028	(14,934)
Common stock dividends	(21,666)	(11,383)	(9,661)
Common stock repurchases	(250,118)	(176,214)	(118,296)
Issuance of common stock under stock-based compensation	19,659	29,262	23,519
Excess tax benefits from stock-based compensation	14,632	-	-
Other financing activities, net	(48)	(5,396)	(2,678)
Net cash (used for) provided by financing activities	(209,394)	199,297	(122,050)
Net (decrease) increase in cash and cash equivalents	(246,346)	372,995	(228,316)
Cash and cash equivalents at beginning of year	461,383	88,388	316,704
CASH AND CASH EQUIVALENTS AT END OF YEAR	$215,037	$461,383	$ 88,388
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest)	$1,295	$1,846	$763
Cash paid for income taxes	258,205	230,291	177,449
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Increase in consolidated inventory not owned related to land options	$9,139	$64,563	$ 41,919

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments and cash held in escrow to be cash equivalents. Cash equivalents totaled $187.0 million and $440.7 million at December 31, 2006 and 2005, respectively.

Per Share Data

Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Additionally, diluted net earnings per common share give effect to dilutive common stock equivalent shares.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock options granted in accordance with The Ryland Group, Inc. 2005 Equity Incentive Plan (the “Plan”) and The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”) by adhering to the provisions and related interpretation of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended. Therefore, except for costs related to restricted stock units, no stock-based employee compensation cost was recognized in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) by using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Stock Split

In October 2004, the Company’s Board of Directors approved a two-for-one stock split of its common stock, which was affected in the form of a stock dividend. Records holders of the Company’s common stock at the close of business on November 15, 2004, were entitled to one additional share for each share held at that time. The new shares were distributed on November 30, 2004. All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the 2004 two-for-one stock split.

Homebuilding Revenues

Homebuilding revenues are recognized when home and lot sales are closed, title and possession are transferred to the buyer and there is no significant continuing involvement in accordance with SFAS 66. Sales incentives offset revenues and are expensed when homes are closed.

Housing Inventories

Housing inventories consist principally of homes under construction, land under development and improved lots. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Inventories to be disposed of are stated at either the lower of cost or fair value, less cost to sell, and are reported net of valuation reserves. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. Valuation reserves related to inventories to be disposed of amounted to $59.7 million at December 31, 2006, and $486,000 at December 31, 2005. The net carrying values of the related inventories amounted to $124.3 million and $1.2 million at December 31, 2006 and 2005, respectively.

Costs of inventory include direct costs of land and land development; material acquisition; and home construction expenses. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during the land development stage.

The following table is a summary of capitalized interest:

(in thousands)	2006	2005
Capitalized interest at January 1	$ 75,890	$55,414
Interest capitalized	71,750	65,959
Interest amortized to cost of sales	(48,708)	(45,483)
Capitalized interest at December 31	$ 98,932	$75,890

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	DECEMBER 31,
	2006	2005
LOTS OWNED
North	5,880	6,190
Southeast	11,016	10,421
Texas	6,760	5,321
West	7,595	8,269
Total lots owned	31,251	30,201
LOTS CONTROLLED UNDER OPTION
North	10,747	13,613
Southeast	10,192	17,186
Texas	5,430	7,873
West	2,698	6,798
Total lots controlled under option	29,067	45,470
TOTAL LOTS OWNED AND CONTROLLED	60,318	75,671

Variable Interest Entities

FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns. FIN 46 also requires disclosures about VIEs that the Company is not obligated to consolidate but in which it has a significant, though not primary, variable interest.

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of FIN 46, the Company consolidated $263.9 million of inventory not owned at December 31, 2006, $186.0 million of which pertained to land and lot option purchase contracts representing the fair value of the optioned property and $77.9 million of which pertained to three of the Company’s homebuilding joint ventures. (See further discussion that follows under “Investments in Joint Ventures.”) While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $13.7 million of its related cash deposits for lot option purchase contracts, which are included in consolidated inventory not owned. Minority interest totaling $172.3 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. At December 31, 2006, the Company had cash deposits and letters of credit totaling $34.9 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company. At December 31, 2006, the Company had cash deposits and/or letters of credit totaling $83.0 million that were associated with lot option purchase contracts having an aggregate purchase price of $850.1 million and that were related to VIEs in which it did not have a primary variable interest.

Service Liabilities

Service, warranty and completion costs are estimated and accrued at the time a home closes and updated as experience requires.

Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Currently, the Company participates in 12 homebuilding joint ventures in the Atlanta, Austin, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets. The Company participates in a number of joint ventures in which it has less than a controlling interest. At December 31, 2006 and 2005, the Company’s investments in its unconsolidated joint ventures totaled $13.5 million and $10.2 million, respectively, and were classified in the consolidated balance sheets under “Other” assets. The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, it reduces its cost basis in these lots by its share of the earnings from the lots. The Company’s equity in losses of its unconsolidated joint ventures totaled $260,000 for the year ended December 31, 2006, compared to earnings of $315,000 and $5.8 million for the same periods in 2005 and 2004, respectively.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $649.2 million and $581.4 million at December 31, 2006 and 2005, respectively. The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $429.0 million and $394.0 million at December 31, 2006 and 2005, respectively.

The Company’s joint venture assets and debt include one joint venture that had total assets of $599.0 million and debt of $407.2 million at December 31, 2006. In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis. The Company has a 3.3 percent pro rata interest on the debt, or $13.5 million, and a completion guarantee related to project development. At December 31, 2005, this joint venture had total assets of $554.1 million and debt of $375.5 million, of which the Company’s pro rata interest on the debt was $12.5 million. The guarantees apply if a partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance.

The following table summarizes the total estimated number of lots owned and controlled by the Company under its joint venture agreements:

	DECEMBER 31,
	2006	2005
LOTS OWNED
North	856	986
Southeast	358	363
Texas	203	61
West	441	570
Total lots owned	1,858	1,980
LOTS CONTROLLED UNDER OPTION
West	1,209	1,209
Total lots controlled under option	1,209	1,209
TOTAL LOTS OWNED AND CONTROLLED	3,067	3,189

In 2006 and 2005, three of the joint ventures in which the Company participated were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities. In association with these consolidated joint ventures, the Company recorded pretax earnings of $685,000 and $7,000 for 2006 and 2005, respectively. Total assets of $78.3 million and $63.7 million (including consolidated inventory not owned), total liabilities of $60.5 million and $43.3 million, and minority interest of $9.5 million and $11.5 million were consolidated at December 31, 2006 and 2005, respectively. Additionally, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility for one of its consolidated joint ventures. At December 31, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture was $53.8 million, of which the Company’s pro rata share of the debt was $26.9 million.

Property, Plant and Equipment

Property, plant and equipment, which included model home furnishings of $69.4 million and $56.3 million at December 31, 2006 and 2005, respectively, are carried at cost less accumulated depreciation and amortization. Depreciation is provided for, principally, by the straight-line method over the estimated useful lives of the assets. Model home furnishings, which are amortized over the life of the community as homes are closed, are included in cost of sales.

Purchase Price in Excess of Net Assets Acquired

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” requires that goodwill and certain intangible assets no longer be amortized but be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity-method investments no longer be amortized.

The Company adopted the provisions of SFAS 142 on January 1, 2002, and performs impairment tests of its goodwill annually as of March 31. The Company tests goodwill for impairment by using the two-step process prescribed in SFAS 142. The first step identifies potential impairment, while the second step measures the amount of impairment. In December 2006, the Company tested goodwill for impairment due to possible impairment indicators. The Company had no impairment in the years ended December 31, 2006 or 2005.

As a result of the Company’s application of the nonamortization provisions of SFAS 142, no amortization of goodwill was recorded in 2006, 2005 or 2004.

Goodwill is allocated to the reporting unit from which it originates. At December 31, 2006, goodwill was primarily attributable to the Company’s West region homebuilding segment and was $18.2 million, net of $24.9 million of accumulated amortization.

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

Loan Origination Fees, Costs, Mortgage Discounts and Loan Sales

Loan origination fees, net of related direct origination costs and loan discount points, are recognized in current earnings upon the sale of related mortgage loans. Gains or losses on the sale of mortgage loans and related servicing rights are recognized when the Company transfers title to the purchaser, in accordance with Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Derivative Instruments

In the normal course of business and pursuant to its risk-management policy, the Company enters, as an end user, into derivative instruments, including forward-delivery contracts for loans; options on forward-delivery contracts; futures contracts; and options on futures contracts, to minimize the impact of movements in market interest rates on IRLCs. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. It manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits. The Company elected not to use hedge accounting treatment with respect to its economic hedging activities. Accordingly, all derivative instruments used as economic hedges are carried in the consolidated balance sheets in “Other” assets or “Accrued and other liabilities” at fair value, with changes in value recorded in current earnings. The Company’s mortgage pipeline includes IRLCs, which represent commitments that have been extended by the Company to those borrowers who have applied for loan funding and have met certain defined credit and underwriting criteria. The Company determined that its IRLCs meet the definition of derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended.

In 2005, the Company entered into two treasury locks, which terminated in 2006, to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006. (See Note D, “Derivative Instruments.”)

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs totaled $34.9 million, $25.3 million and $21.6 million in 2006, 2005 and 2004, respectively.

Comprehensive Income

Comprehensive income consists of net income and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the increase or decrease in unrealized gains or losses associated with the treasury locks, net of applicable taxes. Comprehensive income totaled $361.8 million, $449.8 million and $319.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

New Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair-Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing this statement and has not yet determined the impact on its consolidated financial statements.

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires that the funded status of defined benefit pension plans and other postretirement plans be recognized in the balance sheet, along with a corresponding after-tax adjustment to stockholders’ equity. The recognition of the funded status provision of SFAS 158 applies prospectively and is effective December 31, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the entity’s fiscal year-end, effective December 31, 2008. SFAS 158 did not have a material effect on the Company’s financial condition or results of operations.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements by using both balance sheet and income statement approaches and to evaluate those results in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.

FIN 48

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The new FASB pronouncement also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure; and transition. The provisions of FIN 48 are effective for the Company in the first quarter of 2007. The implementation of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

Note B: Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it builds homes in 28 markets. The Company consists of six segments: four geographically-determined homebuilding regions, financial services, and corporate. The Company’s homebuilding operations consists of four regional reporting segments, referred to as North, Southeast, Texas and West. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. Its financial services segment includes RMC, RHIC, LPS and CNRRG. The Company’s financial services segment provides loan origination and offers mortgage, title, escrow and insurance services. Corporate is a non-operating business segment with the sole purpose of supporting operations. Certain corporate expenses are allocated to the homebuilding and financial services segments and certain assets relating to employee benefit plans have been reclassified to other segments in order to best reflect the Company’s financial position and results of operations.

The Company evaluates performance and allocates resources to segments based on a number of factors, including segment pretax earnings. The accounting policies of the segments are the same as those described in Note A, “Summary of Significant Accounting Policies.”

SELECTED SEGMENT INFORMATION

	YEAR ENDED DECEMBER 31,
(in thousands)	2006	2005	2004
REVENUES
Homebuilding
North	$1,196,335	$1,388,208	$1,284,361
Southeast	1,522,123	1,258,373	1,011,494
Texas	695,356	619,332	533,276
West	1,240,106	1,459,838	1,037,955
Financial services	103,296	91,815	84,735
Total	$4,757,216	$4,817,566	$3,951,821
PRETAX EARNINGS
Homebuilding
North	$170,636	$241,183	$234,391
Southeast	253,120	179,242	108,964
Texas	59,854	44,308	36,867
West	89,533	279,477	145,232
Financial services	67,695	59,373	56,702
Corporate and unallocated	(73,730)	(82,532)	(60,944)
Total	$567,108	$721,051	$521,212
DEPRECIATION AND AMORTIZATION
Homebuilding
North	$9,620	$10,800	$8,525
Southeast	10,913	9,083	8,151
Texas	7,366	6,049	4,897
West	15,981	14,598	14,004
Financial services	1,225	1,119	623
Corporate and unallocated	1,626	1,517	2,319
Total	$46,731	$43,166	$38,519

	DECEMBER 31,
(in thousands)	2006	2005	2004
IDENTIFIABLE ASSETS
Homebuilding
North	$941,791	$950,636	$681,753
Southeast	931,275	865,886	525,786
Texas	446,743	420,689	322,514
West	864,040	974,479	718,810
Financial services	81,540	69,415	78,040
Corporate and unallocated	151,308	105,768	98,067
Total	$3,416,697	$3,386,873	$2,424,970

Note C: Earnings per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2006	2005	2004
NUMERATOR
Net earnings	$ 359,942	$ 447,052	$ 320,545
DENOMINATOR
Basic earnings per share—weighted-average shares	44,228,502	46,966,317	47,678,887
Effect of dilutive securities:
Stock options	1,294,237	2,140,200	2,282,812
Equity incentive plan	421,709	384,370	417,141
Dilutive potential of common shares	1,715,946	2,524,570	2,699,953
Dilutive earnings per share—adjusted weighted-average shares and assumed conversions	45,944,448	49,490,887	50,378,840
NET EARNINGS PER COMMON SHARE
Basic	$ 8.14	$ 9.52	$ 6.72
Diluted	7.83	9.03	6.36

Options to purchase 1.1 million shares, 205,000 shares and 420,000 shares of common stock at various prices were outstanding at December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share for those annual periods because their effect would have been antidilutive since their exercise prices were greater than the average market price of the common shares.

Note D: Derivative Instruments

The Company, which uses derivative financial instruments in its normal course of operations, has no derivative financial instruments that are held for trading purposes.

The contract or notional amounts of these financial instruments at December 31 were as follows:

(in thousands)	2006	2005
Mortgage interest rate lock commitments	$ 124,927	$344,398
Hedging contracts:
Treasury interest rate locks	$ -	$250,000
Forward-delivery contracts	41,000	134,050

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. IRLCs expose the Company to market risk as a result of increases in mortgage interest rates. IRLCs had interest rates generally ranging from 5 percent to 10 percent at December 31, 2006, and 4 percent to 10 percent at December 31, 2005.

Hedging contracts are regularly entered into by the Company for the purpose of mitigating its exposure to movements in interest rates on IRLCs. The selection of these hedging contracts is based upon the Company’s secondary marketing strategy, which establishes a risk-tolerance level. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The market risk assumed while holding the hedging contracts generally mitigates the market risk associated with IRLCs and mortgage loans held-for-sale.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. The Company manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits.

During the second quarter of 2006, the Company terminated its $100.0 million treasury lock at 4.2 percent and its $150.0 million treasury lock at 4.1 percent. These hedges were entered into in 2005 to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006. The hedges were evaluated and deemed to be highly effective at the inception of the contracts. The Company accounted for the treasury locks as cash flow hedges, in accordance with SFAS 133. As a result of changes in the timing of the Company’s debt issuance and in the term of debt issued in the second quarter of 2006, a gain of $9.2 million was recognized during that period, reflecting the ineffective portion of those cash flow hedges. The $8.4 million effective portion of the settlement value of the $150.0 million treasury lock was recorded, net of income tax effect, in “Accumulated Other Comprehensive Income” and will be amortized over the seven-year life of the related debt instrument. For the year ended December 31, 2006, the Company recognized pretax gains of $9.9 million from the termination of these locks.

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

	2006		2005
	CARRYING	FAIR	CARRYING	FAIR
(in thousands)	VALUE	VALUE	VALUE	VALUE
OTHER ASSETS
Mortgage loans held-for-sale	$11,767	$11,959	$15,188	$15,401
DEBT
Senior notes	$900,000	$891,695	$750,000	$741,340
Senior subordinated notes	-	-	143,500	152,124
OTHER FINANCIAL INSTRUMENTS
Treasury interest rate locks	$-	$-	$4,785	$4,785
Mortgage interest rate lock commitments	598	598	1,952	1,952
Forward-delivery contracts	152	152	(109)	(109)

The carrying amounts of cash and cash equivalents and secured notes payable are reported in the balance sheet and approximate their fair values. The fair values of the senior notes; senior subordinated notes; mortgage loans held-for-sale; forward-delivery contracts; treasury locks and IRLCs are based on either quoted market prices or market prices for similar financial instruments.

Note F: Debt

Debt consists of the following at December 31:

(in thousands)	2006	2005
Senior notes	$900,000	$750,000
Senior subordinated notes	-	143,500
Secured notes payable	50,117	28,470
Total	$950,117	$921,970

Maturities of debt are scheduled as follows:

(in thousands)
2007	$25,980
2008	161,817
2009	9,076
2010	3,244
After 2010	750,000
Total debt	$950,117

At December 31, 2006, the Company had outstanding (a) $150.0 million of 5.4 percent senior notes due June 2008; (b) $250.0 million of 5.4 percent senior notes due May 2012; (c) $250.0 million of 6.9 percent senior notes due June 2013; and (d) $250.0 million of 5.4 percent senior notes due January 2015. Each of the senior notes pay interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

In January 2006, the Company entered into a $750.0 million unsecured revolving credit facility. The credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement replaces the Company’s prior $500.0 million revolving credit facility and has been and is intended to be used for general corporate purposes. In November 2006, the Company expanded its revolving credit facility to $1.1 billion through its accordion feature. The credit agreement contains various customary affirmative, negative and financial covenants. The Company was in compliance with these covenants at December 31, 2006. There were no borrowings outstanding under this agreement at December 31, 2006, or under the Company’s prior $500.0 million revolving credit facility at December 31, 2005. Letters of credit aggregating $192.9 million and $185.6 million were outstanding under the respective agreements at December 31, 2006 and 2005, respectively. Unused borrowing capacity under the respective facilities totaled $940.6 million and $314.4 million at December 31, 2006 and 2005, respectively.

In 2006, the Company redeemed $150.0 million of its 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million. The Company recorded an expense of $7.7 million related to the early retirement of debt for the year ended December 31, 2006. Additionally, the Company’s 8.0 percent senior notes, which totaled $100.0 million, matured in August 2006. (See “Financial Condition and Liquidity” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Also, in 2006, the Company terminated its treasury locks to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006. The Company recognized gains of $9.9 million for the year ended December 31, 2006, related to the termination of these locks. (See Note D, “Derivative Instruments.”)

In 2005, the Company redeemed $150.0 million of its 9.8 percent senior notes due September 2010, of which it owned $3.0 million at the time of redemption, and also recorded an expense of $8.3 million related to the early retirement of this debt.

At December 31, 2006, the Company’s obligations to pay principal, premium, if any, and interest under its $1.1 billion unsecured revolving credit facility; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note K, “Supplemental Guarantor Information.”)

The senior notes and indenture agreements are subject to certain covenants, that include among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2006.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2006 and 2005, outstanding seller-financed nonrecourse notes payable were $50.1 million and $28.5 million, respectively.

Note G: Employee Incentive and Stock Plans

Retirement Savings Opportunity Plan (“RSOP”)

All full-time employees are eligible to participate in the RSOP following 30 days of employment. Part-time employees are eligible to participate in the RSOP following the completion of 1,000 hours of service within the first 12 months of employment or within any plan year after the date of hire. Pursuant to Section 401(k) of the Internal Revenue Code, the plan permits deferral of a portion of a participant’s income into a variety of investment options. Total compensation expense related to the Company’s matching contributions for this plan amounted to $12.0 million, $11.0 million and $9.3 million in 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan (“ESPP”)

All full-time employees of the Company, with the exception of its executive officers, are eligible to participate in the ESPP. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee’s contribution by donating an additional 20.0 percent of the employee’s payroll deduction. Stock is purchased by a plan administrator on a regular monthly basis. All brokerage and transaction fees for purchasing the stock are paid for by the Company. The Company’s expense related to its matching contribution for this plan was $495,000, $514,000 and $390,000 in 2006, 2005 and 2004, respectively.

Supplemental Executive Retirement Plans

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At December 31, 2006 and 2005, the cash surrender value of these contracts was $24.8 million and $19.2 million, respectively and is included in “Other” assets. The net periodic benefit cost of these plans for the year ended December 31, 2006, was $3.3 million, which included service costs of $4.3 million, interest costs of $1.1 million and investment earnings of $2.1 million. The net periodic benefit cost of these plans for the year ended December 31, 2005, was $2.8 million, which included service costs of $3.1 million, interest costs of $117,000 and investment earnings of $423,000. The $18.0 million and $12.6 million projected benefit obligations at December 31, 2006 and 2005, respectively, were equal to the net liability recognized in the balance sheet at those dates. For the years ended December 31, 2006 and 2005, the weighted-average discount rates used for the plans were 7.7 percent and 7.5 percent, respectively.

Note H: Income Taxes

The Company’s expense for income taxes is summarized as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2006	2005	2004
CURRENT
Federal	$206,635	$243,220	$181,426
State	32,799	36,852	27,079
Total current	239,434	280,072	208,505
DEFERRED
Federal	(27,848)	(5,274)	(6,820)
State	(4,420)	(799)	(1,018)
Total deferred	(32,268)	(6,073)	(7,838)
Total expense	$207,166	$273,999	$200,667

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	3.2	3.2	3.2
Domestic production activity deduction	(0.9)	(0.8)	-
Resolution of tax contingency	(1.0)	-	-
Other	0.2	0.6	0.3
Effective rate	36.5%	38.0%	38.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

(in thousands)	2006	2005
DEFERRED TAX ASSETS
Warranty, legal and other accruals	$29,029	$33,032
Employee benefits	51,427	39,297
Noncash charge for impairment of long-lived assets	23,105	-
Other	8,411	2,277
Total deferred tax assets	111,972	74,606
DEFERRED TAX LIABILITIES
Deferred recognition of income and gains	(4,037)	(6,870)
Capitalized expenses	(19,183)	(13,738)
Other	(4,553)	(3,899)
Total deferred tax liabilities	(27,773)	(24,507)
NET DEFERRED TAX ASSET	$84,199	$50,099

The Company determined that no valuation allowance for the deferred tax asset was required at December 31, 2006 or 2005. The Company had a total net current tax liability of $36.4 million and $67.1 million at December 31, 2006 and 2005, respectively. These amounts are reported in the consolidated balance sheets in “Accrued and other liabilities.”

Note I: Stock-Based Compensation

The Plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards, stock units or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years. Outstanding stock options granted under previous plans generally have a maximum term of ten years and vest over three years. At December 31, 2006 and 2005, stock options or other awards or units available for grant totaled 240,645 and 659,263, respectively.

The Director Plan provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro-rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year (May 1 to April 30) in which they are appointed or elected. Stock awards are fully vested and non-forfeitable on their applicable award date. At December 31, 2006, 120,000 stock awards were available for future grant in accordance with the Director Plan.

Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan (the “Predecessor Director Plan”) provided for automatic grants of non-statutory stock options to directors for the purchase of shares at prices not less than the fair market value of the shares at the date of grant. Stock options fully vested, became exercisable six months after the date of grant and had a maximum term of ten years. The stock options expire three years after the date of termination of service on the Board of Directors, regardless of their stated expiration dates. Upon approval of the Director Plan, stock options available for future grant under the Predecessor Director Plan were canceled.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the Plan, the Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The fair value of each of the Company’s stock option awards is estimated on the date of grant by using the Black-Scholes-Merton option-pricing formula, which requires input assumptions for the Company’s expected dividend yield, expected volatility, risk-free interest rate and the expected option life. Expected volatility is based upon the historical volatility of the Company’s common stock. The expected dividend yield is based on an annual dividend rate of $0.48 per common share. The risk-free interest rate for periods within the contractual life of the stock option award is based upon the zero-coupon U.S. Treasury bond issued on the date the stock option is granted with a maturity equal to the expected option life for the stock option granted. The expected option life is derived from historical experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (“excess tax benefits”) to be classified as financing cash flows. Had the Company not adopted SFAS 123(R), the $14.6 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow.

Net earnings for the year ended December 31, 2006, includes $25.6 million, or $0.35 per diluted share of stock-based compensation expense, before income tax benefits of $9.4 million. Stock-based compensation expenses have been allocated to the Company’s reportable segments and are disclosed in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

The following table illustrates the effect on net earnings and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under its equity-based compensation plans in the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the grant-date fair value of the Company’s stock options was estimated by using a Black-Scholes-Merton option-pricing formula and amortized to expense over the stock options’ vesting periods.

(in thousands, except share data)	2005	2004
Net earnings, as reported	$447,052	$320,545
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects[1]	11,695	9,353
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(17,652)	(15,015)
Pro forma net earnings	$441,095	$314,883
Earnings per share:
Basic – as reported	$9.52	$6.72
Basic – pro forma	9.39	6.60
Diluted – as reported	9.03	6.36
Diluted – pro forma	8.91	6.25

1Amount represents the Company’s net stock-based compensation expense associated with restricted stock units.

The Company recorded stock-based compensation related to stock options of $10.4 million for the year ended December 31, 2006.

The Company has determined the grant-date fair value of stock options using the Black-Scholes-Merton formula. The weighted-average inputs used and fair values determined for stock options granted during the years ended December 31, 2006, 2005 and 2004, are presented below:

	2006	2005	2004
Expected volatility	38.0%	38.4%	38.4%
Expected dividend yield	0.8%	0.5%	0.5%
Expected term (in years)	3.2	3.0	3.0
Risk-free rate	5.0%	4.0%	2.4%
Weighted-average grant date fair value	$19.17	$18.99	$11.65

A summary of stock option activity in accordance with the Company’s plans as of December 31, 2006, 2005 and 2004, and changes for the years then ended follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2004	6,012,876	$ 13.11	6.62
Granted	1,016,400	43.45
Exercised	(1,452,654)	10.95
Forfeited	(41,224)	25.13
Options outstanding at December 31, 2004	5,535,398	$ 19.15	6.38	$ 212,473
Available for future grant	1,918,608
Total shares reserved	7,454,006
Options exercisable at December 31, 2004	3,676,991	$ 12.11	5.27	$ 167,031
Options outstanding at January 1, 2005	5,535,398	$ 19.15	6.38
Granted	569,750	65.36
Exercised	(1,408,973)	14.84
Forfeited	(41,605)	42.52
Options outstanding at December 31, 2005	4,654,570	$ 25.91	5.71	$ 215,199
Available for future grant	1,612,463
Total shares reserved	6,267,033
Options exercisable at December 31, 2005	3,360,535	$ 17.62	5.13	$ 183,191
Options outstanding at January 1, 2006	4,654,570	$ 25.91	5.71
Granted	374,500	62.31
Exercised	(798,218)	12.34
Forfeited	(66,710)	56.83
Options outstanding at December 31, 2006	4,164,142	$ 31.29	5.02	$ 106,250
Available for future grant	360,645
Total shares reserved	4,524,787
Options exercisable at December 31, 2006	3,365,335	$ 25.54	5.04	$ 102,729

A summary of stock options outstanding and exercisable at December 31, 2006, follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-	WEIGHTED-		WEIGHTED-
RANGE OF		AVERAGE	AVERAGE		AVERAGE
EXERCISE	NUMBER	REMAINING	EXERCISE	NUMBER	EXERCISE
PRICES	OUTSTANDING	LIFE (years)	PRICE	EXERCISABLE	PRICE
$3.19 to $6.38	1,117,352	2.44	$6.09	1,117,352	$6.09
$10.19 to $24.44	1,144,217	5.50	19.21	1,144,217	19.21
$34.70 to $57.54	1,025,989	7.27	43.91	785,173	45.11
$61.40 to $83.13	876,584	5.03	64.38	318,593	68.25

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 were $38.5 million, $77.7 million and $46.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

A summary of the Company’s nonvested options as of and for the years ended December 31, 2006, 2005 and 2004 follows:

	2006		2005		2004
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		GRANT-DATE		GRANT-DATE		GRANT-DATE
	SHARES	FAIR VALUE	SHARES	FAIR VALUE	SHARES	FAIR VALUE
Nonvested options outstanding at January 1	1,294,035	$13.40	1,858,407	$9.19	2,224,748	$6.53
Granted	374,500	19.17	569,750	18.99	1,016,400	11.76
Vested	(803,018)	12.82	(1,092,517)	9.21	(1,341,517)	6.79
Forfeited	(66,710)	16.82	(41,605)	12.05	(41,224)	7.29
Nonvested options outstanding at December 31	798,807	$16.40	1,294,035	$13.40	1,858,407	$9.19

As of December 31, 2006, there was $7.7 million of total unrecognized compensation cost related to nonvested stock option awards granted under the Company’s plans, which is expected to be recognized over the next 2.6 years.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards was $13.3 million, $18.8 million and $14.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a summary of activity relating to restricted stock awards:

	2006	2005	2004
Restricted shares at January 1	441,000	356,800	638,600
Shares awarded	133,000	253,000	—
Shares vested	(138,336)	(168,800)	(281,800)
Restricted shares at December 31	435,664	441,000	356,800

At December 31, 2006, the outstanding restricted shares are scheduled to vest as follows: 2007—182,664; 2008—128,664;
2009—84,336; and 2010—40,000.

The Company granted an aggregate stock award of 30,000 shares to its ten non-employee directors on May 1, 2006, pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to this grant in the amount of $1.9 million during the year ended December 31, 2006.

Note J: Commitments and Contingencies

Commitments

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At December 31, 2006, it had related cash deposits and letters of credit outstanding that totaled $187.8 million for land options pertaining to land purchase contracts with an aggregate purchase price of $1.5 billion. At December 31, 2006, the Company had commitments with respect to option contracts having specific performance provisions of approximately $34.2 million, compared to $60.5 million at December 31, 2005.

Rent expense primarily relates to office facilities, model homes, furniture and equipment.

	YEAR ENDED DECEMBER 31,
(in thousands)	2006	2005	2004
Total rent expense	$ 23,232	$ 17,050	$ 16,934
Less income from subleases	(950)	(312)	(295)
Net rent expense	$ 22,282	$ 16,738	$ 16,639

Future minimum rental commitments under noncancelable leases with remaining terms in excess of one year are as follows:

(in thousands)
2007	$14,052
2008	12,645
2009	10,121
2010	8,166
2011	5,743
Thereafter	8,845
Less sublease income	(276)
Total lease commitments	$59,296

RMC purchases optional commitments from its investors for the purpose of mitigating its exposure to movements in interest rates on customer-financing commitments. RMC pays the investor a fixed one-time premium for these commitments. In return, RMC receives the option of selling a loan at a fixed rate in the commitment for a stipulated period of time. Optional commitments with investors are non-transferable and RMC’s risk is limited to the initial premium paid. Fair values of optional commitments are estimated based on the premium paid and amortized over the duration of the commitment. The outstanding commitments at December 31, 2006 had a notional amount of $183.6 million with a fair value of $12,000.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At December 31, 2006, total development bonds were $482.2 million, while total related deposits and letters of credit were $74.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At December 31, 2006 and 2005, one of the joint ventures in which the Company participates had debt of $407.2 million and $375.5 million, respectively. In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis. The Company had a 3.3 percent pro rata interest on the debt, or $13.5 million and $12.5 million at December 31, 2006 and 2005, respectively and a completion guarantee related to project development. The guarantees apply if a partner defaults on its loan arrangement and the fair value of the collateral (land and improvements) is less than the loan balance. In another of its joint ventures, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility. At December 31, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture was $53.8 million, of which the Company’s pro rata share of debt was $26.9 million.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. At December 31, 2006, the Company had outstanding IRLCs totaling $124.9 million. Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs. (See Note D, “Derivative Instruments.”)

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2006	2005
Balance at January 1	$41,647	$33,090
Warranties issued	29,828	32,815
Settlements made	(27,373)	(24,258)
Balance at December 31	$44,102	$41,647

The Company requires substantially all of its subcontractors to have general liability insurance (including construction defect coverage) and workmans compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, with fewer insurers participating, general liability insurance for the homebuilding industry has become more difficult to obtain over the past several years. As a result, RHIC provides insurance services to the homebuilding segments’ subcontractors in certain markets. At December 31, 2006, RHIC had $28.9 million in cash and cash equivalents and $22.5 million in subcontractor product liability reserves, which are included in the consolidated balance sheet under “Cash and cash equivalents” and “Accrued and other liabilities,” respectively. At December 31, 2005, RHIC had $16.3 million in cash and cash equivalents and  $16.9 million in subcontractor product liability reserves, which are included in the consolidated balance sheet.

Changes in the Company’s subcontractor product liability reserves during the period are as follows:

(in thousands)	2006	2005
Balance at January 1	$16,907	$8,446
Insurance expense provisions	5,614	8,461
Balance at December 31	$22,521	$16,907

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts, actual future litigation costs could differ from the Company’s current estimates. At December 31, 2006 and 2005, the Company had legal reserves of $21.0 million and $21.6 million, respectively. (See Item 3. “Legal Proceedings.”)

Note K: Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $1.1 billion unsecured revolving credit facility; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional.

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

CONSOLIDATING STATEMENTS OF EARNINGS

				YEAR ENDED DECEMBER 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$2,859,744	$1,908,416	$117,342	$(128,286)	$4,757,216
EXPENSES
Corporate, general and administrative	2,450,382	1,810,670	49,647	(128,286)	4,182,413
Expenses related to early retirement of debt	7,695	-	-	-	7,695
TOTAL EXPENSES	2,458,077	1,810,670	49,647	(128,286)	4,190,108
Earnings before taxes	401,667	97,746	67,695	-	567,108
Tax expense	145,125	36,655	25,386	-	207,166
Equity in net earnings of subsidiaries	103,400	-	-	(103,400)	-
NET EARNINGS	$359,942	$61,091	$42,309	$(103,400)	$359,942

				YEAR ENDED DECEMBER 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$2,777,565	$2,064,488	$91,815	$(116,302)	$4,817,566
EXPENSES
Corporate, general and administrative	2,374,722	1,797,376	32,442	(116,302)	4,088,238
Expenses related to early retirement of debt	8,277	-	-	-	8,277
TOTAL EXPENSES	2,382,999	1,797,376	32,442	(116,302)	4,096,515
Earnings before taxes	394,566	267,112	59,373	-	721,051
Tax expense	150,106	101,502	22,391	-	273,999
Equity in net earnings of subsidiaries	202,592	-	-	(202,592)	-
NET EARNINGS	$447,052	$165,610	$36,982	$(202,592)	$447,052

				YEAR ENDED DECEMBER 31, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATING
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$2,403,614	$1,551,529	$86,076	$(89,398)	$3,951,821
EXPENSES
Corporate, general and administrative	2,065,629	1,425,004	29,374	(89,398)	3,430,609
TOTAL EXPENSES	2,065,629	1,425,004	29,374	(89,398)	3,430,609
Earnings before taxes	337,985	126,525	56,702	-	521,212
Tax expense	130,280	48,713	21,674	-	200,667
Equity in net earnings of subsidiaries	112,840	-	-	(112,840)	-
NET EARNINGS	$320,545	$77,812	$35,028	$(112,840)	$320,545

CONSOLIDATING BALANCE SHEETS

				DECEMBER 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$43,129	$129,079	$42,829	$-	$215,037
Consolidated inventories owned	1,563,246	944,386	-	-	2,507,632
Consolidated inventories not owned	5,655	8,059	250,139	-	263,853
Total inventories	1,568,901	952,445	250,139	-	2,771,485
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries/
intercompany receivables	1,023,975	-	12,178	(1,036,153)	-
Other assets	281,688	97,979	32,323	-	411,990
TOTAL ASSETS	2,933,076	1,182,305	337,469	(1,036,153)	3,416,697
LIABILITIES
Accounts payable and other accrued liabilities	480,811	162,758	130,096	-	773,665
Debt	941,099	9,018	-	-	950,117
Intercompany payables	-	370,858	-	(370,858)	-
TOTAL LIABILITIES	1,421,910	542,634	130,096	(370,858)	1,723,782
MINORITY INTEREST	-	-	181,749	-	181,749
STOCKHOLDERS’ EQUITY	1,511,166	639,671	25,624	(665,295)	1,511,166
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,933,076	$1,182,305	$337,469	$(1,036,153)	$3,416,697

				DECEMBER 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATING
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$81,895	$359,709	$19,779	$-	$461,383
Consolidated inventories owned	1,382,900	957,576	-	-	2,340,476
Consolidated inventories not owned	6,681	6,576	225,934	-	239,191
Total inventories	1,389,581	964,152	225,934	-	2,579,667
Purchase price in excess of net assets acquired	15,383	2,802	-	-	18,185
Investment in subsidiaries/
intercompany receivables	1,169,987	-	23,259	(1,193,246)	-
Other assets	216,190	66,208	45,240	-	327,638
TOTAL ASSETS	2,873,036	1,392,871	314,212	(1,193,246)	3,386,873
LIABILITIES
Accounts payable and other accrued liabilities	589,279	205,985	118,966	-	914,230
Debt	907,736	14,234	-	-	921,970
Intercompany payables	-	594,071	-	(594,071)	-
TOTAL LIABILITIES	1,497,015	814,290	118,966	(594,071)	1,836,200
MINORITY INTEREST	-	-	174,652	-	174,652
STOCKHOLDERS’ EQUITY	1,376,021	578,581	20,594	(599,175)	1,376,021
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,873,036	$1,392,871	$314,212	$(1,193,246)	$3,386,873

CONSOLIDATING STATEMENT OF CASH FLOWS

				YEAR ENDED DECEMBER 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATING
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$359,942	$61,091	$42,309	$(103,400)	$359,942
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,808	17,698	1,225	-	46,731
Stock-based compensation expense	15,376	9,450	767	-	25,593
Changes in assets and liabilities:
(Increase) decrease in inventories	(179,320)	11,707	(15,066)	-	(182,679)
Net change in other assets, payables and other liabilities	(9,151)	(303,988)	(7,200)	103,400	(216,939)
Excess tax benefits from stock-based compensation	(14,632)	-	-	-	(14,632)
Other operating activities, net	(3,379)	-	-	-	(3,379)
Net cash provided by (used for) operating activities	196,644	(204,042)	22,035	-	14,637
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(31,280)	(21,372)	(1,187)	-	(53,839)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	2,250	-	2,250
Net cash (used for) provided by investing activities	(31,280)	(21,372)	1,063	-	(51,589)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	250,000	-	-	-	250,000
Repayment of long-term debt	(243,500)	-	-	-	(243,500)
Increase (decrease) in short-term borrowings	26,863	(5,216)	-	-	21,647
Common stock dividends	(21,666)	-	-	-	(21,666)
Common stock repurchases	(250,118)	-	-	-	(250,118)
Issuance of common stock under stock-based compensation	19,659	-	-	-	19,659
Excess tax benefits from stock-based compensation	14,632	-	-	-	14,632
Other financing activities, net	-	-	(48)	-	(48)
Net cash used for financing activities	(204,130)	(5,216)	(48)	-	(209,394)
Net (decrease) increase in cash and cash equivalents	(38,766)	(230,630)	23,050	-	(246,346)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	-	461,383
CASH AND CASH EQUIVALENTS AT END OF YEAR	$43,129	$129,079	$42,829	$-	$215,037

CONSOLIDATING STATEMENT OF CASH FLOWS

				YEAR ENDED DECEMBER 31, 2005
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$447,052	$165,610	$36,982	$(202,592)	$447,052
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,880	16,167	1,119	-	43,166
Stock-based compensation expense	15,039	3,430	393	-	18,862
Changes in assets and liabilities:
Increase in inventories	(269,121)	(192,901)	(28,949)	-	(490,971)
Net change in other assets, payables and other liabilities	(370,135)	349,505	(6,604)	202,592	175,358
Tax benefit from exercise of stock options and vesting of restricted stock	30,505	-	-	-	30,505
Other operating activities, net	(7,708)	-	-	-	(7,708)
Net cash (used for) provided by operating activities	(128,488)	341,811	2,941	-	216,264
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(27,496)	(26,886)	(745)	-	(55,127)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	12,561	-	12,561
Net cash (used for) provided by investing activities	(27,496)	(26,886)	11,816	-	(42,566)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	500,000	-	-	-	500,000
Repayment of long-term debt	(147,000)	-	-	-	(147,000)
Increase (decrease) in short-term borrowings	7,124	13,394	(10,490)	-	10,028
Common stock dividends	(11,383)	-	-	-	(11,383)
Common stock repurchases	(176,214)	-	-	-	(176,214)
Issuance of common stock under stock-based compensation	29,262	-	-	-	29,262
Other financing activities, net	-	-	(5,396)	-	(5,396)
Net cash provided by (used for) financing activities	201,789	13,394	(15,886)	-	199,297
Net increase (decrease) in cash and cash equivalents	45,805	328,319	(1,129)	-	372,995
Cash and cash equivalents at eginning of year	36,090	31,390	20,908	-	88,388
CASH AND CASH EQUIVALENTS AT END OF YEAR	$81,895	$359,709	$19,779	$-	$461,383

CONSOLIDATING STATEMENT OF CASH FLOWS

				YEAR ENDED DECEMBER 31, 2004
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$320,545	$77,812	$35,028	$(112,840)	$320,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,287	14,609	623	-	38,519
Stock-based compensation expense	11,134	3,688	386	-	15,208
Changes in assets and liabilities:
Increase in inventories	(298,489)	(253,221)	(33,852)	-	(585,562)
Net change in other assets, payables and other liabilities	45,933	(69,968)	15,619	112,840	104,424
Tax benefit from exercise of stock options and vesting of restricted stock	17,475	-	-	-	17,475
Other operating activities, net	10,920	-	-	-	10,920
Net cash provided by (used for) operating activities	130,805	(227,080)	17,804	-	(78,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(26,370)	(19,468)	(1,293)	-	(47,131)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	19,336	-	19,336
Net cash (used for) provided by investing activities	(26,370)	(19,468)	18,043	-	(27,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings	1,659	(829)	(15,764)	-	(14,934)
Common stock dividends	(9,661)	-	-	-	(9,661)
Common stock repurchases	(118,296)	-	-	-	(118,296)
Issuance of common stock under stock-based compensation	23,519	-	-	-	23,519
Other financing activities, net	-	-	(2,678)	-	(2,678)
Net cash used for financing activities	(102,779)	(829)	(18,442)	-	(122,050)
Net increase (decrease) in cash and cash equivalents	1,656	(247,377)	17,405	-	(228,316)
Cash and cash equivalents at beginning of year	34,434	278,767	3,503	-	316,704
CASH AND CASH EQUIVALENTS AT END OF YEAR	$36,090	$31,390	$20,908	$-	$88,388

Supplementary Data

QUARTERLY FINANCIAL DATA

(in thousands, except per share data) unaudited				2006				2005
	DEC. 31	SEPT. 30	JUN. 30	MAR. 31	DEC. 31	SEPT. 30	JUN. 30	MAR. 31
CONSOLIDATED RESULTS
Revenues	$1,354,544	$1,130,942	$1,196,892	$1,074,838	$1,529,567	$1,254,313	$1,159,712	$873,974
Earnings before taxes	139,448	131,907	151,706	144,047	261,280	190,313	168,290	101,168
Tax expense	52,293	43,966	56,889	54,018	99,288	72,319	63,950	38,442
Net earnings	$87,155	$87,941	$94,817	$90,029	$161,992	$117,994	$104,340	$62,726
Net earnings per common share:
Basic	$2.05	$2.04	$2.11	$1.95	$3.48	$2.52	$2.22	$1.32
Diluted	1.98	1.97	2.03	1.86	3.32	2.39	2.10	1.25
Weighted-average common shares outstanding:
Basic	42,594	43,159	45,026	46,134	46,540	46,779	47,057	47,489
Diluted	44,123	44,542	46,763	48,339	48,860	49,365	49,625	50,083

Report of Management

Management of the Company is responsible for the integrity and accuracy of the financial statements and all other annual report information. The financial statements are prepared in conformity with generally accepted accounting principles and include amounts based on management’s judgments and estimates.

The accounting systems, which record, summarize and report financial information, are supported by internal control systems designed to provide reasonable assurance, at an appropriate cost, that the assets are safeguarded and that transactions are recorded in accordance with Company policies and procedures. Developing and maintaining these systems are the responsibility of management. Proper selection, training and development of personnel also contribute to the effectiveness of the internal control systems. For the purpose of evaluating and documenting its systems of internal control, management elected to use the integrated framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s systems, evaluation and test results were documented. The Company’s internal auditors regularly test these systems. Based on its evaluation, management believes that its systems of internal control over financial reporting were effective and is not aware of any material weaknesses.

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

David L. Fristoe

Senior Vice President, Controller and

Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Ryland Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ryland Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the financial statements, in 2006 the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Ryland Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Ernst & Young LLP

Los Angeles, California

February 21, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Ryland Group, Inc.

We have audited management’s assessment, included in the accompanying Report of Management, that The Ryland Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Ryland Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Ryland Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Ryland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 21, 2007 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Ernst & Young LLP

Los Angeles, California

February 21, 2007

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by the report on Form 10-K, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2006, and has concluded that there was no change during this period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

At December 31, 2006, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in Part II, Item 8., “Financial Statements and Supplementary Data.” The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report which also appears in Part II, Item 8., “Financial Statements and Supplementary Data.”

NYSE Certification

The NYSE requires that the chief executive officers of its listed companies certify annually to the NYSE that they are not aware of violations by their companies of NYSE corporate governance listing standards. The Company submitted a non-qualified certification by its Chief Executive Officer to the NYSE in 2006 in accordance with the NYSE’s rules. Further, the Company filed certifications by its Chief Executive Officer and Chief Financial Officer with the SEC in accordance with the Sarbanes-Oxley Act of 2002. These certifications were filed as exhibits to this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Part III                         Item 10.                                    Directors, Executive Officers and Corporate Governance

Information as to the Company’s directors, executive officers and corporate governance is incorporated by reference from the Company’s 2007 Proxy Statement, including the determination by the Board of Directors, with respect to the “Audit Committee’s financial expert,” and the identity of each member of the Audit Committee of the Board of Directors. Additional information as to the Company’s executive officers is shown under Part I as a separate item.

The Company has adopted a code of ethics that is applicable to its senior officers, directors and employees. To retrieve the Company’s code of ethics, visit www.ryland.com, select “Investors” and scroll down the page to “Code of Ethics.”

Item 11.                    Executive Compensation

The information required by this item is incorporated by reference from the 2007 Proxy Statement. The Compensation Committee Report to be included in the 2007 Proxy Statement shall be deemed furnished in this Annual Report on Form 10-K and shall not be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the 2007 Proxy Statement.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2007 Proxy Statement.

Item 14.                    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the 2007 Proxy Statement.

Part IV                        Item 15.                                    Exhibits and Financial Statement Schedules

				Page No.
(a)	1.	Financial Statements

		Consolidated Statements of Earnings—years ended December 31, 2006, 2005 and 2004		35

		Consolidated Balance Sheets—December 31, 2006 and 2005		36

		Consolidated Statements of Stockholders’ Equity—years ended December 31, 2006, 2005 and 2004		37

		Consolidated Statements of Cash Flows—years ended December 31, 2006, 2005 and 2004		38

		Notes to Consolidated Financial Statements		39

	2.	Financial Statement Schedule Schedule II—Valuation and Qualifying Accounts		71

		Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.

	3.	Exhibits

		The following exhibits are included with this report or incorporated herein by reference as indicated below:

		3.1	Articles of Restatement of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)

		3.2	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1996)

		4.1	Senior Notes, dated as of August 16, 2001 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-58208)

		4.2	Senior Notes, dated as of June 5, 2003 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-100167)

		4.3	Senior Notes, dated as of January 11, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-121469)

		4.4	Senior Notes, dated as of May 9, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)

		4.5	Senior Notes, dated as of May 30, 2006 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)

		10.1	Credit Agreement, dated as of January 12, 2006, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed January 13, 2006)

3.	Exhibits, continued

	10.2	1992 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)

	10.3	2002 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)

	10.4	2005 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)

	10.5	Form of Non-Qualified Stock Option Agreement for The Ryland Group, Inc. 2005 Equity Incentive Plan (Incorporated by reference from Form 8-K, filed April 29, 2005)

	10.6	Form of Stock Unit Agreement for The Ryland Group, Inc. 2005 Equity Incentive Plan (Incorporated by reference from Form 8-K, filed April 29, 2005)

	10.7	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)

	10.8	Amended and Restated Employment Agreement, dated as of April 20, 2005, between The Ryland Group, Inc. and R. Chad Dreier (Incorporated by reference from Form 8-K/A, filed May 4, 2005)

	10.9	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)

	10.10	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan II (Incorporated by reference from Form 8-K/A, filed May 4, 2005)

10.11

Form of 2003 and 2004 Senior Executive Severance Agreement between The Ryland Group, Inc. and executive officers of the Company
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

	10.12	Form of 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and executive officers of the Company (Filed herewith)

	10.13	Amendment and Restatement of the Executive and Director Deferred Compensation Plan, effective March 1, 1998 (Incorporated by reference from Form 10-K for the year ended December 31, 1999)

	10.14	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, effective January 1, 2005 (Filed herewith)

10.15

Non-Employee Director Stock Unit Plan, effective January 1, 1998, between The Ryland Group, Inc. and the Board of Directors
(Incorporated by reference from Form 10-K for the year ended December 31, 1997)

	10.16	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 2000)

3.	Exhibits, continued

	10.17	Non-Employee Director Stock Plan, effective April 26, 2006 (Incorporated by reference from Form 8-K, filed April 27, 2006)

	10.18	TRG Incentive Plan, as amended and restated, effective January 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

	10.19	The Ryland Group, Inc. Performance Award Program, effective July 1, 2002 (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

	10.20	The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)

	10.21	The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)

	10.22	Lease Agreement, dated as of December 29, 1999, by and between The Ryland Group, Inc. and Kilroy Realty Group (Incorporated by reference from Form 10-K for the year ended December 31, 1999)

10.23

First Amendment to Office Building Lease, dated August 26, 2005, by and between The Ryland Group, Inc. and Kilroy Realty, L.P.
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)

	10.24	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc. and PCCP HC Kierland, LLC (Incorporated by reference from Form 8-K, filed March 6, 2006)

	12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

	21	Subsidiaries of the Registrant (Filed herewith)

	23	Consent of Independent Registered Public Accounting Firm (Filed herewith)

	24	Power of Attorney (Filed herewith)

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

The Ryland Group, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

	BALANCE AT	CHARGED TO	DEDUCTIONS	BALANCE AT
	BEGINNING	COSTS AND	AND	END OF
(in thousands)	OF PERIOD	EXPENSES	TRANSFERS	PERIOD
Valuation allowance:
Homebuilding inventories
2006	$486	$62,910	$(3,661)	$59,735
2005	1,405	804	(1,723)	486
2004	1,526	33	(154)	1,405

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ryland Group, Inc.

By:
/s/ R. Chad Dreier	February 28, 2007
R. Chad Dreier
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ R. Chad Dreier	February 28, 2007
R. Chad Dreier
Chairman, President and
Chief Executive Officer

Principal Financial Officer:
/s/ Gordon A. Milne	February 28, 2007
Gordon A. Milne
Executive Vice President and
Chief Financial Officer

Principal Accounting Officer:
/s/ David L. Fristoe	February 28, 2007
David L. Fristoe
Senior Vice President and
Chief Accounting Officer

Members of the Board of Directors: Daniel T. Bane, Leslie M. Frécon, Roland A. Hernandez, William L. Jews, Ned Mansour,

Robert E. Mellor, Norman J. Metcalfe, Charlotte St. Martin, Paul J. Varello and John O. Wilson

By:
/s/ Timothy J. Geckle	February 28, 2007
Timothy J. Geckle
As Attorney-in-Fact

Index of Exhibits

10.12	Form of 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and executive officers of the Company

10.14	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, effective January 1, 2005

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002