Form 10-Q
period 2007-03-31
RYLAND GROUP INC
filed 2007-05-04
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on April 30, 2007 was 42,047,757.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2007	2006

REVENUES
Homebuilding	$691,363	$1,055,879
Financial services	15,067	18,959
TOTAL REVENUES	706,430	1,074,838

EXPENSES
Cost of sales	627,759	798,924
Selling, general and administrative	95,815	109,418
Financial services	7,044	7,425
Corporate	6,453	15,024
TOTAL EXPENSES	737,071	930,791

EARNINGS
Earnings/(loss) before taxes	(30,641)	144,047
Tax (benefit)/expense	(6,196)	54,018
NET EARNINGS/(LOSS)	$(24,445)	$90,029

NET EARNINGS/(LOSS) PER COMMON SHARE
Basic	$(0.58)	$1.95
Diluted	(0.58)	1.86

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,484,837	46,134,264
Diluted	42,484,837	48,339,161

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

The Ryland Group, Inc. and Subsidiaries

	MARCH 31,	DECEMBER 31,
(in thousands, except share data)	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$70,539	$215,037
Housing inventories
Homes under construction	1,053,288	1,079,702
Land under development and improved lots	1,388,739	1,427,930
Consolidated inventory not owned	246,741	263,853
Total inventories	2,688,768	2,771,485
Property, plant and equipment	80,949	76,887
Net deferred taxes	104,824	84,199
Purchase price in excess of net assets acquired	2,802	18,185
Other	265,069	250,904
TOTAL ASSETS	3,212,951	3,416,697

LIABILITIES
Accounts payable	157,419	186,868
Accrued and other liabilities	430,198	586,797
Debt	1,009,199	950,117
TOTAL LIABILITIES	1,596,816	1,723,782

MINORITY INTEREST	168,049	181,749

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized – 200,000,000 shares
Issued – 41,957,355 shares at March 31, 2007 (42,612,525 shares at December 31, 2006)	41,957	42,612
Retained earnings	1,401,495	1,463,727
Accumulated other comprehensive income	4,634	4,827
TOTAL STOCKHOLDERS’ EQUITY	1,448,086	1,511,166
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,212,951	$3,416,697

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(24,445)	$90,029
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	23,823	11,089
Stock-based compensation expense	3,629	6,429
Changes in assets and liabilities:
Decrease (increase) in inventories	66,234	(255,855)
Net change in other assets, payables and other liabilities	(218,681)	(150,532)
Excess tax benefits from stock-based compensation	(2,214)	(6,597)
Other operating activities, net	(1,541)	(3,879)
Net cash used for operating activities	(153,195)	(309,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(11,353)	(14,836)
Principal reduction of mortgage-backed securities,
notes receivable and mortgage collateral	722	968
Net cash used for investing activities	(10,631)	(13,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings against revolving credit facility	63,500	-
(Decrease) increase in short-term borrowings	(4,418)	13,478
Common stock dividends	(5,166)	(5,618)
Common stock repurchases	(43,413)	(71,863)
Issuance of common stock under stock-based compensation	6,611	10,873
Excess tax benefits from stock-based compensation	2,214	6,597
Other financing activities, net	-	(46)
Net cash provided by (used for) financing activities	19,328	(46,579)
Net decrease in cash and cash equivalents	(144,498)	(369,763)
Cash and cash equivalents at beginning of period	215,037	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,539	$91,620
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$(16,483)	$(2,377)

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)

The Ryland Group, Inc. and Subsidiaries

				ACCUMULATED
				OTHER	TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except share data)	STOCK	CAPITAL	EARNINGS	INCOME	EQUITY
BALANCE AT DECEMBER 31, 2006	$42,612	$-	$1,463,727	$4,827	$1,511,166
Comprehensive income:
Net loss			(24,445)		(24,445)
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and available-for-sale securities, net of taxes of $120				(193)	(193)
Total comprehensive income					(24,638)
Common stock dividends (per share $0.12)			(5,077)		(5,077)
Repurchase of common stock	(895)	(9,808)	(32,710)		(43,413)
Employee stock plans and related income tax benefit	240	9,808			10,048
BALANCE AT MARCH 31, 2007	$41,957	$-	$1,401,495	$4,634	$1,448,086

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly-owned subsidiaries (the “Company”).  Intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the 2007 presentation.  See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2006 Annual Report on Form 10-K for a description of its accounting policies.

The consolidated balance sheet at March 31, 2007, the consolidated statements of earnings and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, have been prepared by the Company without audit.  In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2007, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three months ended March 31, 2007, are not necessarily indicative of the operating results expected for the year ended December 31, 2007.

The Company revised its segment disclosure for the quarter ended March 31, 2006, to conform to its current presentation, which disaggregates its homebuilding operations into regional reporting segments.  The aforementioned changes to the Consolidated Financial Statements have no effect on the Company’s financial position as of March 31, 2007 and 2006, or on its results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006.  (See Note 3, “Segment Information.”)

Note 2.  Comprehensive Income

Comprehensive income consists of net income or loss and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the increase or decrease in unrealized gains or losses associated with treasury interest rate locks (“treasury locks”), net of applicable taxes.  Comprehensive income totaled losses of $24.6 million and earnings of $95.5 million for the three-month periods ended March 31, 2007 and 2006, respectively.

Note 3.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it builds homes in 28 markets. The Company consists of six segments: four geographically determined homebuilding regions, financial services and corporate. The Company’s homebuilding operations consists of four regional reporting segments, referred to as North, Southeast, Texas and West. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. Its financial services segment includes Ryland Mortgage Company and its subsidiaries (“RMC”), Ryland Homes Insurance Company (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”) and Columbia National Risk Retention Group, Inc. (“CNRRG”). The Company’s financial services segment provides loan origination and offers mortgage, title, escrow and insurance services. Corporate is a nonoperating business segment with the sole purpose of supporting operations. Certain corporate expenses are allocated to the homebuilding and financial services segments and certain assets relating to employee benefit plans have been reclassified to other segments in order to best reflect the Company’s financial position and results of operations.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings.  The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2007	2006
REVENUES
Homebuilding
North	$194,015	$249,995
Southeast	239,188	335,164
Texas	126,349	137,898
West	131,811	332,822
Financial services	15,067	18,959
Total	$706,430	$1,074,838
PRETAX EARNINGS/(LOSS)
Homebuilding
North	$8,448	$33,282
Southeast	8,856	54,507
Texas	5,932	7,901
West	(55,447)	51,847
Financial services	8,023	11,534
Corporate and unallocated	(6,453)	(15,024)
Total	$(30,641)	$144,047

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2007	2006
NUMERATOR
Net earnings/(loss)	$(24,445)	$90,029

DENOMINATOR
Basic earnings per share–weighted-average shares	42,484,837	46,134,264
Effect of dilutive securities:
Stock options	-	1,796,275
Equity incentive plan	-	408,622
Dilutive potential of common shares	-	2,204,897
Diluted earnings per share–adjusted weighted-average shares and assumed conversions	42,484,837	48,339,161
NET EARNINGS/(LOSS) PER COMMON SHARE
Basic	$(0.58)	$1.95
Diluted	(0.58)	1.86

For the three months ended March 31, 2007, the dilutive effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company’s net loss for the current quarter.  For the three-month period ended March 31, 2006, options

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

to purchase 5,000 shares of common stock were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note 5.  Inventories

Housing inventories consist principally of homes under construction, land under development and improved lots. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes.  Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets.  Inventories to be disposed of are stated at either the lower of cost or fair value, less cost to sell, and are reported net of valuation reserves.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  Valuation reserves related to inventories to be disposed of amounted to $119.7 million at March 31, 2007 and $59.7 million at December 31, 2006.  The net carrying values of the related inventories amounted to $161.5 million and $124.3 million at March 31, 2007 and December 31, 2006, respectively.

Costs of inventory include direct costs of land and land development; material acquisition; and home construction expenses.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during the land development stage.

The following table is a summary of capitalized interest:

(in thousands)	2007	2006
Capitalized interest at January 1	$98,932	$75,890
Interest capitalized	15,393	16,591
Interest amortized to cost of sales	(8,124)	(9,268)
Capitalized interest at March 31	$106,201	$83,213

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option:

	MARCH 31,	DECEMBER 31,	MARCH 31,
	2007	2006	2006
LOTS OWNED
North	5,708	5,880	6,709
Southeast	11,163	11,016	11,380
Texas	7,132	6,760	5,802
West	7,176	7,595	9,560
Total lots owned	31,179	31,251	33,451

LOTS CONTROLLED UNDER OPTION
North	10,165	10,747	13,884
Southeast	9,177	10,192	18,274
Texas	5,418	5,430	7,449
West	2,780	2,698	6,084
Total lots controlled under option	27,540	29,067	45,691
TOTAL LOTS OWNED AND CONTROLLED	58,719	60,318	79,142

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 6.  Purchase Price in Excess of Net Assets Acquired

The Company performs impairment tests of its goodwill annually as of March 31.  The Company tests goodwill for impairment by using the two-step process prescribed in Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The first step identifies potential impairment, while the second step measures the amount of impairment.

Goodwill is allocated to the reporting unit from which it originates. The Company recorded a goodwill impairment charge of $15.4 million during the quarter ended March 31, 2007, under “Selling, general and administrative expenses.”  This impairment was related to the 1986 acquisition of MJ Brock & Sons, a California homebuilder based in the Company’s West region.  The Company had no goodwill impairment at March 31, 2006.  At March 31, 2007, the Company’s remaining goodwill totaled $2.8 million, net of $2.3 million of accumulated amortization.

As a result of the Company’s application of the nonamortization provisions of SFAS 142, no amortization of goodwill was recorded during the three months ended March 31, 2006.

Note 7.  Variable Interest Entities

Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns.  FIN 46 also requires disclosure about VIEs that the Company is not obligated to consolidate but in which it has a significant, though not primary, variable interest.

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

In compliance with the provisions of FIN 46, the Company consolidated $246.7 million of inventory not owned at March 31, 2007, $168.7 million of which pertained to land and lot option purchase contracts representing the fair value of the optioned property and $78.0 million of which pertained to three of the Company’s homebuilding joint ventures. (See Note 8, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $12.9 million of its related cash deposits for lot option purchase contracts, which are included in consolidated inventory not owned.  Minority interest totaling $155.8 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At March 31, 2007, the Company had cash deposits and letters of credit totaling $33.4 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company.  At March 31, 2007, the Company had cash deposits and/or letters of credit totaling $82.6 million that were associated with lot option purchase contracts having an aggregate purchase price of $767.1 million and relating to VIEs in which it did not have a primary variable interest.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 8.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots.  (See Note 5, “Inventories.”)  Currently, the Company participates in 12 homebuilding joint ventures in the Atlanta, Austin, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets.  The Company participates in a number of joint ventures in which it has less than a controlling interest.  The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders.  It does not, however, recognize earnings from lots that it purchases from the joint ventures.  Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.

At March 31, 2007 and December 31, 2006, the Company’s investments in its unconsolidated joint ventures totaled $15.1 million and $13.5 million, respectively, and were classified in the consolidated balance sheets under “Other” assets.   The Company’s equity in earnings of its unconsolidated joint ventures totaled $35,000 compared with equity in losses, which totaled $383,000 for the three months ended March 31, 2007 and 2006, respectively.  The aggregate assets of the unconsolidated joint ventures in which the Company participated were $664.1 million and $649.2 million at March 31, 2007 and December 31, 2006, respectively.  The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $436.3 million and $429.0 million at March 31, 2007 and December 31, 2006, respectively.  One of the joint ventures in which the Company participates had debt of $413.2 million at March 31, 2007, and $407.2 million at December 31, 2006.  In this joint venture, the Company and its partners provide guarantees of debt on a pro rata basis.  The Company had a 3.3 percent pro rata interest on the debt, or $13.7 million and $13.5 million at March 31, 2007 and December 31, 2006, respectively, and a completion guarantee related to project development.  The guarantees apply if a partner in the joint venture defaults on its loan arrangement and the fair value of the collateral, which includes land and improvements, is less than the loan balance.

The following table summarizes each reporting segment’s total estimated share of lots owned and lots controlled by the Company under its joint ventures:

	MARCH 31,	DECEMBER 31,	MARCH 31,
	2007	2006	2006
LOTS OWNED
North	813	856	942
Southeast	354	358	334
Texas	199	203	61
West	441	441	427
Total lots owned	1,807	1,858	1,764

LOTS CONTROLLED UNDER OPTION
West	1,209	1,209	1,209
Total lots controlled under option	1,209	1,209	1,209
TOTAL LOTS OWNED AND CONTROLLED	3,016	3,067	2,973

At March 31, 2007, three of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities.  In association with these consolidated joint ventures, the Company recorded pretax earnings of $77,000 and $42,000 for the three months ended March 31, 2007 and 2006, respectively.  Total assets of $79.0 million and $78.3 million, including consolidated inventory not owned (see Note 7, “Variable Interest Entities”); total liabilities of $55.5 million and $60.5 million; and minority interest of $12.3 million and $9.5 million, were consolidated as of March 31, 2007 and December 31, 2006, respectively.  Additionally, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility for one of its consolidated joint ventures.  At March 31, 2007 and

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

December 31, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $50.2 million and $53.8 million, respectively.  Of these borrowings, the Company guaranteed $25.1 million and $26.9 million at March 31, 2007 and December 31, 2006, respectively.

Note 9.  Debt

At March 31, 2007, the Company had outstanding (a) $150.0 million of 5.4 percent senior notes due June 2008; (b) $250.0 million of 5.4 percent senior notes due May 2012; (c) $250.0 million of 6.9 percent senior notes due June 2013; and (d) $250.0 million of 5.4 percent senior notes due January 2015.  Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

Additionally, at March 31, 2007, the Company had a $1.1 billion unsecured revolving credit facility. The credit agreement, which matures in January 2011, also provides access to an additional $366.5 million of financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate.  The credit agreement has been, and is intended to be, used for general corporate purposes.  The credit agreement contains various customary affirmative, negative and financial covenants.  The Company was in compliance with these covenants at March 31, 2007.  There was $63.5 million outstanding under the facility at March 31, 2007, and no borrowings outstanding under this agreement at December 31, 2006.  Letters of credit aggregating $182.1 million and $192.9 million were outstanding under this agreement at March 31, 2007 and December 31, 2006, respectively.  Unused borrowing capacity under this facility totaled $887.9 million and $940.6 million at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, the Company’s obligations to pay principal, premium, if any, and interest under its $1.1 billion unsecured revolving credit facility; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note 15, “Supplemental Guarantor Information.”)

The senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At March 31, 2007, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At March 31, 2007, outstanding seller-financed nonrecourse notes payable were $45.7 million, versus $50.1 million at December 31, 2006.

Note 10.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

are realized.  At March 31, 2007 and December 31, 2006, the cash surrender value of these contracts was $28.4 million and $24.8 million, respectively, and is included in “Other” assets.  The net periodic benefit cost of these plans for the three months ended March 31, 2007, was $1.1 million and included service costs of $895,000, interest costs of $277,000 and investment earnings of $67,000.  For the three months ended March 31, 2006, the net periodic benefit cost was $280,000 and included service costs of $886,000, interest costs of $214,000 and investment earnings of $820,000.  The $18.9 million and $18.0 million projected benefit obligations at March 31, 2007 and December 31, 2006, respectively, were equal to the net liability recognized in the balance sheet at those dates.  The weighted-average discount rate used for the plans was 7.7 percent and 7.6 percent for the three-month periods ended March 31, 2007 and 2006, respectively.

Note 11.  Income Taxes

On January 1, 2007, the Company implemented the provision of Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007.  As of the date of adoption, the Company’s liability for unrecognized tax benefits was $11.4 million that if recognized, would affect the Company’s effective tax rate.  The Company accounts for interest and penalties on unrecognized tax benefits through its provision for income taxes and, as of the date of adoption, had $4.4 million in accrued interest and penalties.  The Company estimates that, within 12 months from the date of adoption, $3.5 million of unrecognized federal income tax liability and $2.5 million of unrecognized state income tax liability will reverse due to the anticipated expiration of time to assess tax.  As of the date of adoption, tax years 2003 through 2006 remain subject to examination.

The Company’s provision for income tax presented an effective income tax benefit rate of 20.2 percent for the first quarter of 2007, compared to a provision expense of 37.5 percent for the same period in 2006.  The decrease in tax benefit for the first quarter ended March 31, 2007, was due to the nondeductible goodwill charge attributed to the first quarter of 2007.  The Company estimates its 2007 annual effective rate to be 39.0 percent.  The increase in annual effective income tax rate in 2007 was primarily due to the nondeductibility of the goodwill charge in the current quarter and to lower expected pretax income for the year.

The following table reconciles the statutory federal income tax rate to the Company’s effective tax benefit rate for the first quarter ended March 31, 2007:

MARCH 31,
2007
Income taxes at federal statutory rate	35.0%
State income taxes, net of federal tax	3.2
Domestic production activity deduction	(3.6)
Reduction of tax benefit - Nondeductible goodwill	(15.0)
Other	0.6
Total	20.2%

Note 12.  Stock-Based Compensation

The Ryland Group, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees. Stock options granted in accordance with the 2005 Plan generally have a maximum term of five years and vest in equal annual installments over three years. Outstanding stock options granted under predecessor plans generally have a maximum term of ten years and vest over three years. Outstanding restricted stock units granted under the 2005 Plan and its predecessor plans generally vest in equal annual installments over three years.  At March 31, 2007 and December 31, 2006, stock options or other awards or units available for grant totaled 259,168 and 240,645, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

On April 25, 2007, the Company’s stockholders approved The Ryland Group, Inc. 2007 Equity Incentive Plan (the “2007 Plan”), which replaces the 2005 Plan and permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees.  The aggregate number of shares available for issuance includes shares available for grant carried over from the 2005 Plan, in addition to 1.8 million new shares made available under the terms of the 2007 Plan, with a maximum of 600,000 shares relating to restricted stock awards and stock units. The maximum terms and vesting periods under the 2007 Plan are substantially similar to those under the 2005 Plan. The 2007 Plan will expire in February 2017.

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year.  New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected.  Stock awards are fully vested and non-forfeitable on their applicable award dates.  At March 31, 2007 and December 31, 2006, 120,000 stock awards were available for future grant in accordance with the Director Plan.  Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of non-statutory stock options to directors.  These stock options fully vested, became exercisable six months after the date of grant and had a maximum term of ten years.

All outstanding stock options and restricted stock awards have been granted in accordance with the terms of the 2005 Plan, the Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

Prior to January 1, 2006, the Company accounted for stock options granted by adhering to the provisions and related interpretation of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended. Therefore, except for costs related to restricted stock units, no stock-based employee compensation cost was recognized in net earnings since all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Subsequent to January 1, 2006, the Company records stock-based compensation pursuant to the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” by using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 and subsequent years includes: (a) compensation cost for all share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

The fair value of each of the Company’s stock-option awards is estimated on the date of grant by using the Black-Scholes-Merton option-pricing formula, which requires input assumptions for the Company’s expected dividend yield, expected volatility, risk-free interest rate and expected option life. Expected volatility is based upon the historical volatility of the Company’s common stock. The expected dividend yield is based on an annual dividend rate of $0.48 per common share. The risk-free interest rate for periods within the contractual life of the stock-option award is based upon the zero-coupon U.S. Treasury bond on the date the stock option is granted, with a maturity equal to the expected option life for the stock option granted. The expected option life is derived from historical experience under the Company’s share-based payment plans and represents the period of time that stock-option awards granted are expected to be outstanding.

SFAS 123(R) requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (“excess tax benefits”) to be classified as financing cash flows.  Excess tax benefits of $2.2 million and $6.6 million for the three months ended March 31, 2007 and 2006, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The Company recorded $3.6 million, or $0.07 per diluted share of stock-based compensation expense, before income tax benefits of $700,000 for the three months ended March 31, 2007.  Net earnings for the three months ended March 31, 2006, included $6.4 million, or $0.08 per diluted share of stock-based compensation expense, before income tax benefits of $2.4 million. Stock-based compensation expenses have been allocated to the Company’s reportable segments and are included in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

The Company has determined the grant-date fair value of stock options by using the Black-Scholes-Merton formula.  No stock options were granted during the three months ended March 31, 2007 or 2006.  Accordingly, no grant-date valuation data has been reported for these periods.

A summary of stock option activity in accordance with the Company’s plans as of March 31, 2007 and 2006, and changes for the three-month periods then ended follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL LIFE	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding at January 1, 2006	4,654,570	$25.91	5.71
Granted	-	-
Exercised	(308,137)	14.02
Forfeited	(2,226)	36.52

Options outstanding at March 31, 2006	4,344,207	$26.74	5.54	$185,306
Available for future grant	1,614,689
Total shares reserved	5,958,896

Options exercisable at March 31, 2006	3,532,403	$19.71	5.28	$175,542
Options outstanding at January 1, 2007	4,164,142	$31.29	5.02
Granted	-	-
Exercised	(145,830)	14.02
Forfeited	(43,523)	60.34
Options outstanding at March 31, 2007	3,974,789	$31.60	4.82	$63,935
Available for future grant	379,168

Total shares reserved	4,353,957

Options exercisable at March 31, 2007	3,441,631	$26.88	5.00	$63,931

The Company recorded stock-based compensation expense related to stock options of $1.2 million and $3.4 million for the quarters ended March 31, 2007 and 2006, respectively.

During the three-month periods ended March 31, 2007 and 2006, the total intrinsic values of stock options exercised were $5.8 million and $17.3 million, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

A summary of the Company’s nonvested options as of and for the three-month periods ended March 31, 2007 and 2006, follows:

	2007		2006
		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT-DATE		GRANT-DATE
	SHARES	FAIR VALUE	SHARES	FAIR VALUE
Nonvested options outstanding at January 1	798,807	$16.40	1,294,035	$13.40
Granted	-	-	-	-
Vested	(222,126)	10.28	(480,005)	8.36
Forfeited	(43,523)	18.00	(2,226)	9.85
Nonvested options outstanding at March 31	533,158	$18.82	811,804	$16.39

As of March 31, 2007, there was $6.2 million of total unrecognized compensation cost that related to nonvested stock option awards granted under the Company’s plans.  That cost is expected to be recognized over the next 2.3 years.

The Company has made several restricted stock awards to senior executives under the 2005 Plan and its predecessor plans.  Compensation expense recognized for such awards was $2.1 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.

The following is a summary of activity relating to restricted stock awards:

	2007	2006
Restricted shares at January 1	435,664	441,000
Shares awarded	25,000	-
Shares vested	(94,000)	(94,000)
Restricted shares at March 31	366,664	347,000

At March 31, 2007, the Company’s outstanding restricted shares will vest as follows:  2007 – 88,664; 2008 – 153,664; 2009 – 84,336; and 2010 – 40,000.

The Company has granted aggregate stock awards to its ten non-employee directors pursuant to the terms on the Director Plan.  The Company recorded stock-based compensation expense related to such grant in the amount of $267,000 during the three months ended March 31, 2007.

Note 13.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At March 31, 2007, it had related cash deposits and letters of credit outstanding that totaled $189.7 million for land options pertaining to land purchase contracts with an aggregate purchase price of $1.5 billion.  The Company had related cash deposits and letters of credit outstanding that totaled $187.8 million for land options pertaining to land purchase contracts with an aggregate purchase price of $1.5 billion at December 31, 2006.  At March 31, 2007, the Company had commitments with respect to option contracts having specific performance provisions of approximately $26.0 million, compared to $34.2 million at December 31, 2006.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At March 31, 2007, total development bonds were $451.0 million, while total related deposits and letters of credit were $61.5 million.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At March 31, 2007 and December 31, 2006, one of the joint ventures in which the Company participates had debt of $413.2 million and $407.2 million, respectively.  In this joint venture, the Company and its partners provide guarantees of debt on a pro rata basis.  The Company had a 3.3 percent pro rata interest on the debt, or $13.7 million and $13.5 million, at March 31, 2007 and December 31, 2006, respectively, and a completion guarantee related to project development.  Guarantees apply if a partner in the joint venture defaults on its loan arrangement and the fair value of the collateral, which includes land and improvements, is less than the loan balance.  In another of its joint ventures, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility.  At March 31, 2007, the actual borrowings against the revolving credit facility for this consolidated joint venture were $50.2 million, of which the Company’s pro rata share of debt was $25.1 million.  At December 31, 2006, the actual borrowings against the revolving credit facility for this consolidated joint venture were $53.8 million, of which the Company’s pro rata share of debt was $26.9 million.

Interest rate lock commitments (“IRLCs”) represent loan commitments with customers at market rates generally up to 180 days before settlement.  At March 31, 2007, the Company had outstanding IRLCs totaling $145.5 million.  Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2007	2006
Balance at January 1	$44,102	$41,647
Warranties issued	5,163	9,203
Settlements made	(6,702)	(7,105)
Balance at March 31	$42,563	$43,745

The Company requires substantially all of its subcontractors to have general liability insurance (including construction defect coverage) and workmans compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, with fewer insurers participating, general liability insurance for the homebuilding industry has become more difficult to obtain over the past several years. As a result, RHIC provides insurance services to the homebuilding segments’ subcontractors in certain markets.  At March 31, 2007, RHIC had $31.1 million in cash and cash equivalents and $23.7 million in subcontractor product liability reserves, which are included in the consolidated balance sheet under “Cash and cash equivalents” and “Accrued and other liabilities,” respectively.  At December 31, 2006, RHIC had $28.9 million in cash and cash equivalents and $22.5 million in subcontractor product liability reserves, which are included in the consolidated balance sheet.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Changes in the Company’s subcontractor product liability reserves during the period are as follows:

(in thousands)	2007	2006
Balance at January 1	$22,521	$16,907
Insurance expense provisions	1,206	1,897
Balance at March 31	$23,727	$18,804

The Company is party to various legal proceedings generally incidental to its businesses.  Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims.  The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims.  The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies.  Due to the high degree of judgment required in determining these estimated reserve amounts, actual future litigation costs could differ from the Company’s current estimates.  At March 31, 2007 and December 31, 2006, the Company had legal reserves of $18.1 million and $21.0 million, respectively.

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

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires that the funded status of defined benefit pension plans and other postretirement plans be recognized in the balance sheet, along with a corresponding after-tax adjustment to stockholders’ equity. The recognition of the funded status provision of SFAS 158 applies prospectively and was effective December 31, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the entity’s fiscal year-end, effective December 31, 2008. Application of the requirements of SFAS 158 did not have a material effect on the Company’s financial condition or results of operations.

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS 159 permits a company to measure certain financial instruments and other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The implementation of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

FIN 48

In July 2006, the FASB issued FIN 48.  In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN 48 also prescribes a recognition threshold and

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

measurement attribute for a tax position taken or expected to be taken in a tax return. The new pronouncement also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure; and transition. The Company implemented the provisions of FIN 48 effective January 1, 2007 and determined that no adjustment upon adoption was required.  (See Note 11, “Income Taxes.”)

Note 15.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $1.1 billion unsecured revolving credit facility; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent–owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional.

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$431,370	$270,913	$16,668	$(12,521)	$706,430

EXPENSES
Corporate, general and administrative	447,678	293,269	8,645	(12,521)	737,071
TOTAL EXPENSES	447,678	293,269	8,645	(12,521)	737,071

Earnings/(loss) before taxes	(16,308)	(22,356)	8,023	-	(30,641)
Tax (benefit)/expense	(3,298)	(4,520)	1,622	-	(6,196)
Equity in net earnings of subsidiaries	(11,435)	-	-	11,435	-
NET LOSS	$(24,445)	$(17,836)	$6,401	$11,435	$(24,445)

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$609,351	$470,278	$23,083	$(27,874)	$1,074,838

EXPENSES
Corporate, general and administrative	526,202	420,914	11,549	(27,874)	930,791
TOTAL EXPENSES	526,202	420,914	11,549	(27,874)	930,791

Earnings before taxes	83,149	49,364	11,534	-	144,047
Tax expense	31,218	18,511	4,289	-	54,018
Equity in net earnings of subsidiaries	38,098	-	-	(38,098)	-

NET EARNINGS	$90,029	$30,853	$7,245	$(38,098)	$90,029

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET

	MARCH 31, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$16,413	$7,860	$46,266	$-	$70,539
Consolidated inventories owned	1,511,665	930,362	-	-	2,442,027
Consolidated inventories not owned	4,719	8,165	233,857	-	246,741
Total inventories	1,516,384	938,527	233,857	-	2,688,768
Purchase price in excess of net assets acquired	-	2,802	-	-	2,802
Investment in subsidiaries/intercompany receivables	961,514	-	-	(961,514)	-
Other assets	314,651	92,101	44,090	-	450,842
TOTAL ASSETS	2,808,962	1,041,290	324,213	(961,514)	3,212,951

LIABILITIES
Accounts payable and other accrued liabilities	355,661	124,774	107,182	-	587,617
Debt	1,005,215	3,984	-	-	1,009,199
Intercompany payables	-	290,696	21,261	(311,957)	-
TOTAL LIABILITIES	1,360,876	419,454	128,443	(311,957)	1,596,816

MINORITY INTEREST	-	-	168,049	-	168,049

STOCKHOLDERS’ EQUITY	1,448,086	621,836	27,721	(649,557)	1,448,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,808,962	$1,041,290	$324,213	$(961,514)	$3,212,951

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net operating loss	$(24,445)	$(17,836)	$6,401	$11,435	$(24,445)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	20,438	3,104	281	-	23,823
Stock-based compensation expense	2,773	748	108	-	3,629
Changes in assets and liabilities:
Decrease (increase) in inventories	52,517	13,918	(201)	-	66,234
Net change in other assets, payables and other liabilities	(91,951)	(111,322)	(3,973)	(11,435)	(218,681)
Excess tax benefits from stock-based compensation	(2,214)	-	-	-	(2,214)
Other operating activities, net	(1,541)	-	-	-	(1,541)
Net cash (used for) provided by operating activities	(44,423)	(111,388)	2,616	-	(153,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(6,655)	(4,797)	99	-	(11,353)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-		722	-	722
Net cash (used for) provided by investing activities	(6,655)	(4,797)	821	-	(10,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings against revolving credit facility	63,500	-	-	-	63,500
Increase (decrease) in short-term borrowings	616	(5,034)	-	-	(4,418)
Common stock dividends	(5,166)	-	-	-	(5,166)
Common stock repurchases	(43,413)	-	-	-	(43,413)
Issuance of common stock under stock-based compensation	6,611	-	-	-	6,611
Excess tax benefits from stock-based compensation	2,214	-	-	-	2,214
Net cash provided by (used for) financing activities	24,362	(5,034)	-	-	19,328
Net (decrease) increase in cash and cash equivalents	(26,716)	(121,219)	3,437	-	(144,498)
Cash and cash equivalents at beginning of year	43,129	129,079	42,829	-	215,037

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,413	$7,860	$46,266	$-	$70,539

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$90,029	$30,853	$7,245	$(38,098)	$90,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,484	4,307	298	-	11,089
Stock-based compensation expense	6,429	-	-	-	6,429
Changes in assets and liabilities:
Increase (decrease) in inventories	(189,792)	(68,779)	2,716	-	(255,855)
Net change in other assets, payables and other liabilities	117,113	(305,566)	(177)	38,098	(150,532)
Excess tax benefits from stock-based compensation	(6,597)	-	-	-	(6,597)
Other operating activities, net	(3,879)	-	-	-	(3,879)
Net cash provided by (used for) operating activities	19,787	(339,185)	10,082	-	(309,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(8,324)	(6,440)	(72)	-	(14,836)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	-	-	968	-	968
Net cash (used for) provided by investing activities	(8,324)	(6,440)	896	-	(13,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term borrowings	7,405	6,073	-	-	13,478
Common stock dividends	(5,618)	-	-	-	(5,618)
Common stock repurchases	(71,863)	-	-	-	(71,863)
Issuance of common stock under stock-based compensation	10,873	-	-	-	10,873
Excess tax benefits from stock-based compensation	6,597	-	-	-	6,597
Other financing activities, net	-	-	(46)	-	(46)
Net cash (used for) provided by financing activities	(52,606)	6,073	(46)	-	(46,579)
Net (decrease) increase in cash and cash equivalents	(41,143)	(339,552)	10,932	-	(369,763)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	-	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,752	$20,157	$30,711	$-	$91,620

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate.  The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues for the three months ended March 31, 2007.  The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

During the first quarter of 2007, the Company and the homebuilding industry continued to report declines in the volume of homes sold, which resulted, in part, from excess supply. For several years prior to 2006, the price appreciation of homes was relatively high in most markets and, in turn, attracted speculation. As price appreciation slowed, consumer confidence and demand declined, causing national homebuilders to experience increasing inventories that resulted in a dramatic rise in the number of homes available for sale.  In order to compete in this environment, the Company has maintained its current operating strategy of increasing advertising, price discounts and other incentives to generate sales; reducing inventory and commitments to purchase land in the future through contract renegotiations and cancellations; lowering overhead expense to more closely match projected volume levels; and renegotiationing contracts with subcontractors and suppliers.

The Company reported consolidated net losses of $24.4 million, or $0.58 per diluted share, for the first quarter of 2007, compared to consolidated net earnings of $90.0 million, or $1.86 per diluted share, for the first quarter of 2006.  The decline in net earnings was due to lower margins, resulting from inventory valuation adjustments and write-offs, a goodwill impairment charge and a more competitive sales environment in most markets.  Pretax losses from the homebuilding segments were $32.2 million for the three months ended March 31, 2007, compared to pretax earnings of $147.5 million for the same period in 2006.  For the three months ended March 31, 2007 and 2006, the pretax earnings from the Company’s financial services segment were $8.0 million and $11.5 million, respectively.

The Company’s revenues were $706.4 million for the first quarter of 2007, down 34.3 percent from the first quarter of 2006.  This decrease was primarily attributable to a decline in closings, partially offset by higher average closing prices.  Revenues for the homebuilding and financial services segments were $691.4 million and $15.1 million for the first quarter of 2007, respectively, compared to $1,055.9 million and $19.0 million for the same period in 2006.

As a result of declining sales trends, new orders decreased 25.7 percent to 2,989 units in the first quarter ended March 31, 2007, from 4,021 units for the same period in 2006.  New order dollars decreased 26.2 percent for the first quarter of 2007, compared to the first quarter of 2006, primarily reflecting reduced demand in the housing market.

Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, declined 2.6 percent to $2.4 billion at March 31, 2007, compared to $2.5 billion at December 31, 2006. Land under development declined by 2.7 percent to $1.4 billion at March 31, 2007, compared to December 31, 2006.

The Company continued to repurchase stock, acquiring 895,000 shares during the first quarter of 2007.  Outstanding shares at March 31, 2007, were 41,957,355, versus 45,735,280 for March 31, 2006, a decrease of 8.3 percent. The Company’s debt-to-capital ratio was 41.1 percent at March 31, 2007, compared to 38.6 percent at December 31, 2006.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Stockholders’ equity decreased $63.1 million, or 4.2 percent, for the three months ended March 31, 2007, compared to an increase of 2.8 percent for the same period in 2006.  As a result of balancing cash outlays with inventory management, leverage objectives and common stock repurchases, stockholders’ equity per share rose 11.5 percent to $34.51 at March 31, 2007, from $30.94 at March 31, 2006.

Homebuilding

Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments.  At March 31, 2007, the Company operated in the following metropolitan areas:

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

Three months ended March 31, 2007, compared to three months ended March 31, 2006

The homebuilding segments reported pretax losses of $32.2 million for the first quarter of 2007, compared to pretax earnings of $147.5 million for the same period in the prior year.  Homebuilding results for the first quarter of 2007 decreased from 2006 primarily due to inventory valuation adjustments and write-offs, a goodwill impairment charge, a decline in closing volume and increased sales incentives.

Homebuilding revenues decreased $364.5 million to $691.4 million for the first quarter of 2007, compared to $1,055.9 million for the first quarter of 2006, primarily due to a 35.2 percent decline in closings, partially offset by a rise in the average closing price of a home.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the first quarter of 2007.  Homebuilding revenues for the first quarter of 2007 included $4.0 million from land sales, compared to $4.7 million for the first quarter of 2006, which contributed net gains of $500,000 and $1.4 million to pretax earnings in 2007 and 2006, respectively.

For the first quarter of 2007, gross profit margins from home sales averaged 18.7 percent prior to inventory valuation adjustments and write-offs and 9.2 percent subsequent to these adjustments, compared to 24.4 percent for the first quarter of 2006.  The decrease was due to inventory valuation adjustments and write-offs totaling $64.9 million, as well as to increased sales incentives that related to homes delivered during the first quarter of 2007.

Selling, general and administrative expenses, as a percentage of revenue, were 13.9 percent for the three months ended March 31, 2007, compared to 10.4 percent for the same period in the prior year.  This increase was mainly attributable to a goodwill impairment charge of $15.4 million that was recorded in the first quarter of 2007 and to declining leverage.  Additionally, the Company recorded $1.6 million of charges relating to severance arrangements in the first quarter ended March 31, 2007, in the Company’s Southeast and West regions.

In the first quarters of 2007 and 2006, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during those periods due to development activity.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Homebuilding Segment Information

New order dollars decreased 26.2 percent for the first quarter of 2007, compared to the same period in the prior year.  New order dollars for the three months ended March 31, 2007, decreased 19.2 percent in the North, 40.4 percent in the Southeast, 11.7 percent in Texas and 24.7 percent in the West, compared to the first quarter of 2006.  New orders for the first quarter of 2007 decreased 25.7 percent to 2,989 units from 4,021 units for the same period in 2006, primarily due to softening demand in most markets and a more competitive sales environment.  The cancellation rate was 28.1 percent for the quarter ended March 31, 2007, compared to 26.7 percent for the same period in 2006.  The decline in sales and increase in sales incentives were more pronounced in markets that experienced significant price appreciation over the last several years.

NEW ORDERS AND CLOSINGS

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
NEW ORDERS

UNITS
North	836	1,036
Southeast	789	1,258
Texas	829	1,024
West	535	703
Total	2,989	4,021

DOLLARS (in millions)
North	$269	$333
Southeast	232	389
Texas	174	197
West	198	263
Total	$873	$1,182
CLOSINGS

UNITS
North	607	790
Southeast	757	1,198
Texas	584	740
West	354	826
Total	2,302	3,554

AVERAGE CLOSING PRICE (in thousands)
North	$316	$311
Southeast	312	278
Texas	216	185
West	373	401
Total	$298	$295

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

OUTSTANDING CONTRACTS

	MARCH 31,
	2007	2006
UNITS
North	1,386	2,020
Southeast	1,671	3,661
Texas	1,265	1,613
West	571	1,637
Total	4,893	8,931

DOLLARS (in millions)
North	$464	$658
Southeast	522	1,162
Texas	276	319
West	218	617
Total	$1,480	$2,756

AVERAGE PRICE (in thousands)
North	$335	$326
Southeast	312	317
Texas	218	198
West	383	377
Total	$302	$309

Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  At March 31, 2007, the Company had outstanding contracts for 4,893 units, representing a 45.2 percent decrease compared to the number of outstanding contracts at March 31, 2006.  The $1.5 billion value of outstanding contracts at March 31, 2007, represents a decline of 46.3 percent in comparison to the value of outstanding contracts at March 31, 2006.  At March 31, 2007, the average sales price for outstanding contracts decreased by 2.3 percent, compared to the same period in the prior year.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2007	2006
NORTH

Revenues	$194,015	$249,995
Expenses
Cost of sales	164,891	191,560
Selling, general and administrative expenses	20,676	25,153
Total expenses	185,567	216,713
Pretax earnings	$8,448	$33,282

SOUTHEAST

Revenues	$239,188	$335,164
Expenses
Cost of sales	205,183	246,728
Selling, general and administrative expenses	25,149	33,929
Total expenses	230,332	280,657
Pretax earnings	$8,856	$54,507

TEXAS

Revenues	$126,349	$137,898
Expenses
Cost of sales	105,161	113,518
Selling, general and administrative expenses	15,256	16,479
Total expenses	120,417	129,997
Pretax earnings	$5,932	$7,901

WEST

Revenues	$131,811	$332,822
Expenses
Cost of sales	152,524	247,118
Selling, general and administrative expenses	34,734	33,857
Total expenses	187,258	280,975
Pretax earnings/(loss)	$(55,447)	$51,847

TOTAL

Revenues	$691,363	$1,055,879
Expenses
Cost of sales	627,759	798,924
Selling, general and administrative expenses	95,815	109,418
Total expenses	723,574	908,342
Pretax earnings/(loss)	$(32,211)	$147,537

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

HOUSING GROSS PROFIT MARGINS

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
North	14.9%	23.8%
Southeast	14.4	26.6
Texas	16.8	17.3
West	(15.7)	25.7
Total	9.2%	24.4%

Three months ended March 31, 2007, compared to three months ended March 31, 2006

North–Homebuilding revenues decreased by 22.4 percent to $194.0 million in 2007 from $250.0 million in 2006 primarily due to a 23.2 percent decline in the number of homes delivered, partially offset by a 1.6 percent rise in the average sales price of homes delivered in this segment. Gross margins on home sales were 14.9 percent in 2007, compared to 23.8 percent in 2006.  This decrease was primarily due to inventory valuation adjustments and write-offs of $8.5 million and increased price concessions and sales incentives, which totaled 11.3 percent for the quarter ended March 31, 2007, versus 6.9 percent for the same period in 2006.

Southeast–Homebuilding revenues were $239.2 million in 2007, compared to $335.2 million in 2006, a decrease of 28.6 percent, primarily due to a 36.8 percent decrease in the number of homes delivered, partially offset by a 12.2 percent increase in the average sales price.  Gross margins on home sales were 14.4 percent in 2007, compared to 26.6 percent in 2006. Gross margins on home sales decreased in 2007 primarily due to inventory valuation adjustments and write-offs of $18.9 million and increased price concessions and sales incentives, which totaled 9.9 percent for the quarter ended March 31, 2007, versus 3.0 percent for the same period in 2006.

Texas–Homebuilding revenues decreased by 8.4 percent to $126.3 million in 2007 from $137.9 million in 2006 primarily due to a 21.1 percent decrease in the number of homes delivered in this segment and offset by a 16.8 percent increase in the average sales price.  Gross margins on home sales were 16.8 percent in 2007, compared to 17.3 percent in 2006.

West–Homebuilding revenues decreased $201.0 million, or 60.4 percent, to $131.8 million in 2007, compared to $332.8 million in 2006, primarily due to a 57.1 percent decline in the number of homes delivered and a 7.0 percent decrease in the average sales price.  Gross margins from home sales were negative 15.7 percent in 2007, compared to 25.7 percent in 2006. Gross margins on home sales decreased in 2007 due to inventory valuation adjustments of $37.5 million and an increase in price concessions and sales incentives to 12.5 percent for the quarter ended March 31, 2007, compared to 3.4 percent in the first quarter of 2006.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as insurance services, to its homebuyers and subcontractors. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to provide lending services to homebuyers. In addition to being a valuable asset to customers, the financial services segment greatly enhances the Company’s profitability. Providing mortgage financing and other services to its customers allows the homebuilder to better monitor its backlog and closing process. Substantially all loans are sold to a third party within one business day of the date they close. The third party then services and manages the loans and assumes the credit risk of borrower default. The Company also provides construction-related insurance services to subcontractors in the western markets. Additionally, the financial services segment provides insurance for liability risks, specifically homeowners’ warranty coverage, arising in connection with the homebuilding business of the Company.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENT OF EARNINGS

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except origination data)	2007	2006
REVENUES
Net gains on sales of mortgages and mortgage servicing rights	$7,214	$8,913
Title/escrow/insurance	6,525	6,749
Net origination fees	1,076	3,049
Interest and other	252	248
TOTAL REVENUES	15,067	18,959
Expenses	7,044	7,425
PRETAX EARNINGS	$8,023	$11,534
Originations (units)	1,714	2,635
Ryland Homes origination capture rate	79.1%	80.3%
Mortgage-backed securities and
notes receivable average balance	$566	$2,672

Three months ended March 31, 2007, compared to three months ended March 31, 2006

For the three months ended March 31, 2007, the financial services segment reported pretax earnings of $8.0 million, compared to $11.5 million for the same period in 2006.  The decrease was primarily attributable to a 35.0 percent decline in the number of mortgages originated due to a slowdown in the homebuilding segments, partially offset by a 2.0 percent increase in loan size.

Revenues for the financial services segment declined 20.5 percent to $15.1 million for the first quarter of 2007, compared to $19.0 million for the same period in the prior year.  The decrease was primarily attributable to the reduced volume of loans sold.  The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 79.1 percent and 80.3 percent for the first quarters of 2007 and 2006, respectively.

For the three months ended March 31, 2007, general and administrative expenses were $7.0 million, versus $7.4 million for the same period in 2006.

Corporate

Three months ended March 31, 2007, compared to three months ended March 31, 2006

Corporate expenses were $6.5 million and $15.0 million for the three months ended March 31, 2007 and 2006, respectively.  The decrease was due to lower compensation expense that resulted from a decline in earnings and stock price.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes

The Company’s provision for income tax presented an effective income tax benefit rate of 20.2 percent for the first quarter of 2007, compared to a provision expense of 37.5 percent for the same period in 2006.  The decrease in tax benefit for the first quarter ended March 31, 2007, was due to a nondeductible goodwill charge attributed to the first quarter of 2007.  The Company estimates its 2007 annual effective rate to be 39.0 percent.  The increase in annual effective income tax rate in 2007 was primarily due to the nondeductibility of the goodwill charge in the current quarter and to lower expected pretax income for the year.  (See Note 11, “Income Taxes.”)

Financial Condition and Liquidity

Cash requirements for the Company are generally provided from internally generated funds and outside borrowings.

Net losses used cash flows of $24.4 million for the three-month period ended March 31, 2007, and net earnings provided cash flows of $90.0 million for the same period in 2006.  At the end of the first quarter of 2007, the Company’s outstanding borrowings against its revolving credit facility provided cash of $63.5 million.  Net changes in other assets, payables and other liabilities used cash flows of $218.7 million and $150.5 million during the three months ended March 31, 2007 and 2006, respectively.  Inventories decreased in the first quarter of 2007 and provided cash flows of $66.2 million, compared to $255.9 million of cash invested in inventory during the first quarter of 2006.  The Company used $43.4 million and $71.9 million for stock repurchases for the quarters ended March 31, 2007 and 2006, respectively.  Dividends totaled $0.12 per share for each of the three-month periods ended March 31, 2007 and 2006.

Consolidated inventories owned by the Company decreased to $2.4 billion at March 31, 2007, from $2.5 billion at December 31, 2006.  The Company has attempted to maintain a projected four- to five-year supply of land, with half or more controlled through options. At March 31, 2007, the Company controlled 58,719 lots, with 31,179 lots owned and 27,540 lots, or 46.9 percent, under option.  The Company continues to evaluate land option contracts for any changes in the viability of projects and abandonment potential.  The Company has historically funded the acquisition of land and the exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility.  The Company expects these sources to continue to be adequate to fund future obligations with regard to the acquisition of land and the exercise of land options.  In an effort to increase liquidity, models have been sold and leased back on a selective basis for generally three to eighteen months.  The Company owned 69.9 percent and 74.4 percent of its model homes at March 31, 2007 and 2006, respectively.

The homebuilding segments’ borrowings include senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable.  Senior notes outstanding totaled $900.0 million at March 31, 2007 and December 31, 2006.

The Company’s $1.1 billion unsecured revolving credit facility matures in January 2011 and provides access to an additional $366.5 million of financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in its leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants. The Company was in compliance with these covenants at March 31, 2007.  (See Note 9, “Debt.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary.  There was $63.5 million outstanding under the facility at March 31, 2007, and no borrowings outstanding at December 31, 2006.  Under the facility, the Company had letters of credit outstanding that totaled $182.1 million at March 31, 2007 and $192.9 million at December 31, 2006.  Unused borrowing capacity under the facility totaled $887.9 million and $940.6 million at March 31, 2007 and December 31, 2006, respectively.

The $150.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At March 31, 2007, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At March 31, 2007, such notes payable outstanding amounted to $45.7 million, compared to $50.1 million at December 31, 2006.

The financial services segment uses cash generated internally to finance its operations.

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005. At March 31, 2007, $600.0 million remained available under this registration statement due to the issuance of $250.0 million of senior notes in May 2005, of which $100.0 million was applied to a previous shelf registration statement, and the issuance of $250.0 million of senior notes in May 2006. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the three months ended March 31, 2007, the Company repurchased 895,000 shares of its outstanding common stock at a cost of approximately $43.4 million.  The Company had existing authorization from its Board of Directors to purchase approximately 3.7 million additional shares at a cost of $158.2 million, based on the Company’s stock price at March 31, 2007.  Outstanding shares at March 31, 2007, were 41,957,355, versus 45,735,280 for March 31, 2006, a decrease of 8.3 percent.

The Company believes that its current cash position, cash generation capabilities, amounts available under its revolving credit facility and its ability to access the capital markets in a timely manner with its existing shelf registration statement are adequate to meet its cash needs for the foreseeable future.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development.  At March 31, 2007, the Company had $189.7 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $1.5 billion.  Only $26.0 million of the $1.5 billion in land and lot option purchase contracts contain specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Pursuant to FIN 46, the Company consolidated $246.7 million of inventory not owned at March 31, 2007, $168.7 million of which pertained to land and lot option purchase contracts and $78.0 million of which pertained to three of the Company’s homebuilding joint ventures.  (See Note 7, “Variable Interest Entities,” and Note 8, “Investments in Joint Ventures.”)

At March 31, 2007, the Company had outstanding letters of credit totaling $182.1 million and development or performance bonds totaling $451.0 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its $1.1 billion revolving credit facility, its senior notes and its investments in joint ventures. (See Note 8, “Investments in Joint Ventures,” and Note 15, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2007, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Outlook

In the first three months of the year, the Company experienced a decline in sales orders for new homes, compared to the same period last year.  The Company believes its sales orders simulate broader market trends reflecting a softening in demand for residential housing.  Nearly all markets have been affected by reduced demand, leading to the buildup of new and resale home inventories.  At March 31, 2007, the Company’s backlog of orders for new homes totaled 4,893 units, or a projected dollar value of $1.5 billion, reflecting a 46.3 percent decline in dollar value from March 31, 2006.  As a result of the uncertainty of current market conditions, the Company does not expect to achieve prior earnings guidance and is not able to provide new guidance at this time.  The Company is maintaining focus on its liquidity and balance sheet while optimizing its earnings performance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2006.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.  Controls and Procedures

At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

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

At December 31, 2006, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002.  No material weaknesses were identified.  The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in the Company’s 2006 Annual Report on Form 10-K.  The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report, which also appears in the Company’s 2006 Annual Report on Form 10-K.

The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2007, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On January 15, 2004, a securities class action was filed against the Company and two of its officers in the United States District Court for the Northern District of Texas.  The action alleged violations of the federal securities laws in connection with the disclosure by the Company of new home sales for the fourth quarter of 2003.  In March 2007, the Company and its officers agreed to a settlement with the plaintiffs.  A settlement fund of $1.2 million will be created, a portion of which will be funded by the Company and the remaining portion funded by the insurer.  All expenses of the settlement, including the costs of notice to the class and any attorneys’ fees awarded to the plaintiff’s counsel by the Court, will be paid out of the settlement fund.  The net amount remaining in the settlement fund will be distributed to those members of the class who suffered an actual loss as a result of the price decline that occurred on January 8, 2004.  The parties are in the process of preparing a definitive settlement agreement.  The settlement will not be effective unless and until it is approved by the Court after notice to the class and a hearing.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its own equity securities during the three months ended March 31, 2007:

(in thousands, except share data)
			TOTAL NUMBER	APPROXIMATE
			OF SHARES	DOLLAR VALUE OF
	TOTAL		PURCHASED AS PART	SHARES THAT MAY
	NUMBER OF	AVERAGE	OF PUBLICLY	YET BE PURCHASED
	SHARES	PRICE PAID	ANNOUNCED PLANS	UNDER THE PLANS
PERIOD	PURCHASED	PER SHARE	OR PROGRAMS	OR PROGRAMS

January 1–31	45,000	$54.42	45,000	$199,139
February 1–28	270,000	54.64	270,000	184,386
March 1–31	580,000	45.19	580,000	158,175

Total	895,000	$48.51	895,000

On December 12, 2005, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $250.0 million.  During the three-month period ended March 31, 2007, approximately 518,000 shares were repurchased in accordance with this authorization.  At March 31, 2007, there were no remaining shares available for purchase in accordance with this authorization.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date.  During the three-month period ended March 31, 2007, approximately 377,000 shares were repurchased in accordance with this authorization.  At March 31, 2007, there were approximately 3.7 million shares available for purchase in accordance with this authorization, based on the Company’s stock price at that date.  This authorization does not have an expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter of 2007.

Item 6.  Exhibits

10.1	The Ryland Group, Inc. 2007 Equity Incentive Plan
(Incorporated by reference from Form S-8, filed April 27, 2007)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

May 4, 2007	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 4, 2007	By:	/s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

10.1	The Ryland Group, Inc. 2007 Equity Incentive Plan
(Incorporated by reference from Form S-8, filed April 27, 2007)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
(Furnished herewith)