Form 10-Q
period 2007-06-30
RYLAND GROUP INC
filed 2007-08-06
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on July 31, 2007 was 41,955,645.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2007	2006	2007	2006
REVENUES
Homebuilding	$722,578	$1,170,362	$1,413,941	$2,226,241
Financial services	17,107	26,530	32,174	45,489
TOTAL REVENUES	739,685	1,196,892	1,446,115	2,271,730

EXPENSES
Cost of sales	731,336	898,149	1,359,095	1,697,073
Selling, general and administrative	82,762	118,409	178,577	227,827
Financial services	7,315	9,655	14,359	17,080
Corporate	7,097	18,973	13,550	33,997
TOTAL EXPENSES	828,510	1,045,186	1,565,581	1,975,977

EARNINGS
Earnings/(loss) before taxes	(88,825)	151,706	(119,466)	295,753
Tax expense/(benefit)	(36,394)	56,889	(42,590)	110,907
NET EARNINGS/(LOSS)	$(52,431)	$94,817	$(76,876)	$184,846

NET EARNINGS/(LOSS) PER COMMON SHARE
Basic	$(1.25)	$2.11	$(1.82)	$4.06
Diluted	(1.25)	2.03	(1.82)	3.88

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,010,783	45,025,672	42,248,112	45,580,235
Diluted	42,010,783	46,762,816	42,248,112	47,590,596

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12	$0.24	$0.24

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	JUNE 30,	DECEMBER 31,
(in thousands, except share data)	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$84,503	$215,037
Housing inventories
Homes under construction	1,093,250	1,079,702
Land under development and improved lots	1,257,176	1,427,930
Consolidated inventory not owned	154,330	263,853
Total inventories	2,504,756	2,771,485
Property, plant and equipment	83,046	76,887
Net deferred taxes	148,617	84,199
Other	274,696	269,089
TOTAL ASSETS	3,095,618	3,416,697

LIABILITIES
Accounts payable	174,843	186,868
Accrued and other liabilities	373,826	586,797
Debt	1,020,211	950,117
TOTAL LIABILITIES	1,568,880	1,723,782

MINORITY INTEREST	142,895	181,749

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized—200,000,000 shares
Issued—41,843,645 shares at June 30, 2007
(42,612,525 shares at December 31, 2006)	41,844	42,612
Retained earnings	1,337,562	1,463,727
Accumulated other comprehensive income	4,437	4,827
TOTAL STOCKHOLDERS’ EQUITY	1,383,843	1,511,166
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,095,618	$3,416,697

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	SIX MONTHS ENDED
	JUNE 30,
(in thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$(76,876)	$184,846
Adjustments to reconcile net earnings/(loss) to net cash used for operating activities:
Depreciation and amortization	33,057	21,766
Stock-based compensation expense	7,769	13,650
Inventory impairments and write-offs	212,628	22,694
Changes in assets and liabilities:
Decrease (increase) in inventories	24,184	(409,518)
Net change in other assets, payables and other liabilities	(307,117)	(167,742)
Excess tax benefits from stock-based compensation	(4,469)	(11,947)
Other operating activities, net	(15,799)	(2,878)
Net cash used for operating activities	(126,623)	(349,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(22,027)	(28,359)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	732	2,015
Net cash used for investing activities	(21,295)	(26,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	-	250,000
Net borrowings against revolving credit facility	75,000	-
(Decrease) increase in short-term borrowings	(4,906)	13,510
Common stock dividends	(10,245)	(11,148)
Common stock repurchases	(59,281)	(174,981)
Issuance of common stock under stock-based compensation	12,350	18,265
Excess tax benefits from stock-based compensation	4,469	11,947
Other financing activities, net	(3)	(47)
Net cash provided by financing activities	17,384	107,546
Net decrease in cash and cash equivalents	(130,534)	(267,927)
Cash and cash equivalents at beginning of period	215,037	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,503	$193,456
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$(29,917)	$(27,689)

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

				ACCUMULATED
				OTHER	TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except share data)	STOCK	CAPITAL	EARNINGS	INCOME	EQUITY
BALANCE AT DECEMBER 31, 2006	$42,612	$-	$1,463,727	$4,827	$1,511,166
Comprehensive income:
Net loss			(76,876)		(76,876)
Other comprehensive income, net of tax:
Change in net unrealized gain on
cash flow hedging instruments and
available-for-sale securities,
net of taxes of $242				(390)	(390)
Total comprehensive income/(loss)					(77,266)
Common stock dividends (per share $0.24)			(10,130)		(10,130)
Repurchase of common stock	(1,265)	(18,857)	(39,159)		(59,281)
Employee stock plans and related
income tax benefit	497	18,857			19,354
BALANCE AT JUNE 30, 2007	$41,844	$-	$1,337,562	$4,437	$1,383,843

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1. Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2007 presentation. See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2006 Annual Report on Form 10-K for a description of its accounting policies.

The consolidated balance sheet at June 30, 2007, the consolidated statements of earnings and the consolidated statements of cash flows for the three- and six-month periods ended June 30, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2007, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the operating results expected for the year ended December 31, 2007.

The Company revised its segment disclosure for the quarter ended June 30, 2006, to conform to its current presentation, which disaggregates its homebuilding operations into regional reporting segments. The aforementioned changes to the Consolidated Financial Statements had no effect on the Company’s financial position as of June 30, 2007 and 2006, or on its results of operations and cash flows for the three- and six-month periods ended June 30, 2007 and 2006. (See Note 3, “Segment Information.”)

Note 2. Comprehensive Income

Comprehensive income consists of net earnings or loss and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the increase or decrease in unrealized gains or losses associated with treasury interest rate locks (“treasury locks”), net of applicable taxes. Comprehensive income totaled losses of $52.6 million and earnings of $91.7 million for the three-month periods ended June 30, 2007 and 2006, respectively. Comprehensive income for the six-month periods ended June 30, 2007 and 2006, totaled losses of $77.3 million and earnings of $187.2 million, respectively.

Note 3. Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it builds homes in 28 markets. The Company consists of six segments: four geographically determined homebuilding regions, financial services and corporate. The Company’s homebuilding operations consist of four regional reporting segments, referred to as North, Southeast, Texas and West. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment includes Ryland Mortgage Company and its subsidiaries (“RMC”), Ryland Homes Insurance Company (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”) and Columbia National Risk Retention Group, Inc. (“CNRRG”). The Company’s financial services segment provides loan origination and offers mortgage, title, escrow and insurance services. Corporate is a nonoperating business segment with the sole purpose of supporting operations. Certain corporate expenses are allocated to the homebuilding and financial services segments, while certain assets relating to employee benefit plans have been reclassified to other segments in order to best reflect the Company’s financial position and results of operations.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2007	2006	2007	2006
REVENUES
Homebuilding
North	$225,418	$322,622	$419,433	$572,617
Southeast	221,859	367,628	461,047	702,792
Texas	142,101	160,363	268,450	298,261
West	133,200	319,749	265,011	652,571
Financial services	17,107	26,530	32,174	45,489
Total	$739,685	$1,196,892	$1,446,115	$2,271,730
EARNINGS/(LOSS) BEFORE TAXES
Homebuilding
North	$20,714	$51,331	$29,162	$84,613
Southeast	8,010	64,402	16,866	118,909
Texas	8,984	13,604	14,916	21,505
West	(129,228)	24,467	(184,675)	76,314
Financial services	9,792	16,875	17,815	28,409
Corporate and unallocated	(7,097)	(18,973)	(13,550)	(33,997)
Total	$(88,825)	$151,706	$(119,466)	$295,753

Note 4. Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2007	2006	2007	2006
NUMERATOR
Net earnings/(loss)	$(52,431)	$94,817	$(76,876)	$184,846

DENOMINATOR
Basic earnings per share—weighted-average shares	42,010,783	45,025,672	42,248,112	45,580,235
Effect of dilutive securities:
Stock options	-	1,330,710	-	1,602,839
Equity incentive plan	-	406,434	-	407,522
Dilutive potential of common shares	-	1,737,144	-	2,010,361
Diluted earnings per share—adjusted weighted-average shares and assumed conversions	42,010,783	46,762,816	42,248,112	47,590,596
NET EARNINGS/(LOSS) PER COMMON SHARE
Basic	$(1.25)	$2.11	$(1.82)	$4.06
Diluted	(1.25)	2.03	(1.82)	3.88

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

For the three and six months ended June 30, 2007, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company’s net loss for the current quarter and year-to-date period. For the three- and six-month periods ended June 30, 2006, options to purchase 1.1 million and 205,000 shares of common stock were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note 5. Inventories

Housing inventories consist principally of homes under construction, land under development and improved lots. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors. The Company’s analysis of these communities generally assumes flat revenues when compared with current sales orders for particular or comparable communities. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams. Inventories to be disposed of are stated at either the lower of cost or fair value and are reported net of valuation reserves. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. Valuation reserves related to inventories to be held and used or disposed of amounted to $240.5 million and $59.7 million at June 30, 2007 and December 31, 2006, respectively. The net carrying values of the related inventories amounted to $244.4 million and $124.3 million at June 30, 2007 and December 31, 2006, respectively.

Costs of inventory include direct costs of land and land development; material acquisition; and home construction expenses. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during the land development stage.

The following table is a summary of capitalized interest:

(in thousands)	2007	2006

Capitalized interest at January 1	$98,932	$75,890
Interest capitalized	31,928	34,626
Interest amortized to cost of sales	(16,498)	(21,365)
Capitalized interest at June 30	$114,362	$89,151

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option:

	JUNE 30,	DECEMBER 31,	JUNE 30,
	2007	2006	2006
LOTS OWNED
North	5,864	5,880	6,668
Southeast	11,259	11,016	11,769
Texas	6,732	6,760	6,315
West	6,870	7,595	9,182
Total lots owned	30,725	31,251	33,934

LOTS CONTROLLED UNDER OPTION
North	8,688	10,747	13,472
Southeast	7,694	10,192	16,034
Texas	4,899	5,430	6,878
West	2,277	2,698	5,367
Total lots controlled under option	23,558	29,067	41,751
TOTAL LOTS OWNED AND CONTROLLED	54,283	60,318	75,685

Note 6. Purchase Price in Excess of Net Assets Acquired

The Company performs impairment tests of its goodwill annually as of March 31, or as needed. The Company tests goodwill for impairment by using the two-step process prescribed in Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The first step identifies potential impairment, while the second step measures the amount of impairment.

Goodwill is allocated to the reporting unit from which it originates. The Company recorded a goodwill impairment charge of $15.4 million during the quarter ended March 31, 2007, under “Selling, general and administrative expenses.”  This impairment was related to the 1986 acquisition of MJ Brock & Sons, a California homebuilder based in the Company’s West region. At June 30, 2007, the Company’s remaining goodwill totaled $2.8 million, net of $2.3 million of accumulated amortization.

As a result of the Company’s application of the nonamortization provisions of SFAS 142, no amortization of goodwill was recorded during the three and six months ended June 30, 2006.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

In compliance with the provisions of FIN 46, the Company consolidated $154.3 million of inventory not owned at June 30, 2007, $153.9 million of which pertained to land and lot option purchase contracts representing the fair value of the optioned property and $466,000 of which pertained to two of the Company’s homebuilding joint ventures. (See Note 8, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $11.5 million of its related cash deposits for lot option purchase contracts, which are included in consolidated inventory not owned. Minority interest totaling $142.4 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. At June 30, 2007, the Company had cash deposits and letters of credit totaling $32.8 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company. At June 30, 2007, the Company had cash deposits and/or letters of credit totaling $58.9 million that were associated with lot option purchase contracts having an aggregate purchase price of $633.2 million and relating to VIEs in which it did not have a primary variable interest.

Note 8. Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Currently, the Company participates in 12 homebuilding joint ventures in the Atlanta, Austin, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets. The Company participates in a number of joint ventures in which it has less than a controlling interest. It recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. The Company does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.

At June 30, 2007 and December 31, 2006, the Company’s investments in its unconsolidated joint ventures totaled $29.3 million and $13.5 million, respectively, and were classified in the consolidated balance sheets under “Other” assets. The Company’s equity in earnings of its unconsolidated joint ventures totaled $85,000 and $38,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, the Company’s equity in earnings totaled $119,000, compared to equity in losses of $345,000 for the same period in 2006.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $755.8 million and $649.2 million at June 30, 2007 and December 31, 2006, respectively. The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $492.4 million and $429.0 million at June 30, 2007 and December 31, 2006, respectively. One of the Company’s joint ventures had debt of $421.6 million at June 30, 2007, and $407.2 million at December 31, 2006. In this joint venture, the Company and its partners provide guarantees of debt on a pro rata basis. The Company had a 3.3 percent pro-rata interest on the debt, or $14.0 million and $13.5 million at June 30, 2007 and December 31, 2006, respectively. Additionally, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility for another of its joint ventures. At June 30, 2007 and December 31, 2006, the actual borrowings against the revolving credit facility for this joint venture were $48.1 million and $53.8 million, respectively. Of these borrowings, the Company guaranteed $24.1 million and $26.9 million at June 30, 2007 and December 31, 2006, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes each reporting segment’s total estimated share of lots owned and lots controlled by the Company under its joint ventures:

	JUNE 30,	DECEMBER 31,	JUNE 30,
	2007	2006	2006
LOTS OWNED
North	719	856	907
Southeast	338	356	385
Texas	197	203	210
West	441	441	441
Total lots owned	1,695	1,856	1,943

LOTS CONTROLLED UNDER OPTION
West	1,209	1,209	1,209
Total lots controlled under option	1,209	1,209	1,209
TOTAL LOTS OWNED AND CONTROLLED	2,904	3,065	3,152

At June 30, 2007, two of the joint ventures in which the Company participates were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities. In association with consolidated joint ventures, the Company recorded pretax earnings of $31,000 and $393,000 for the three months ended June 30, 2007 and 2006, respectively. For the six-month periods ended June 30, 2007 and 2006, the Company recorded pretax earnings of $108,000 and $435,000, respectively. The Company  has consolidated total assets of $595,000, including consolidated inventory not owned (see Note 7, “Variable Interest Entities”) and minority interest of $540,000 as of June 30, 2007. Total assets of $78.3 million, including consolidated inventory not owned (see Note 7, “Variable Interest Entities”); total liabilities of $60.5 million; and minority interest of $9.5 million, were consolidated at December 31, 2006.

Note 9. Debt

At June 30, 2007, the Company had outstanding (a) $150.0 million of 5.4 percent senior notes due June 2008; (b) $250.0 million of 5.4 percent senior notes due May 2012; (c) $250.0 million of 6.9 percent senior notes due June 2013; and (d) $250.0 million of 5.4 percent senior notes due January 2015. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

Additionally, at June 30, 2007, the Company had a $1.1 billion unsecured revolving credit facility. The credit agreement, which matures in January 2011, also provides access to an additional $366.5 million of financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for the issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement has been, and is intended to be, used for general corporate purposes. The credit agreement contains various customary affirmative, negative and financial covenants. The Company was in compliance with these covenants at June 30, 2007. There was $75.0 million outstanding under the facility at June 30, 2007, and no borrowings outstanding under this agreement at December 31, 2006. Letters of credit aggregating $187.1 million and $192.9 million were outstanding under this agreement at June 30, 2007 and December 31, 2006, respectively. Unused

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

borrowing capacity under this facility totaled $871.4 million and $940.6 million at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, the Company’s obligations to pay principal, premium, if any, and interest under its $1.1 billion unsecured revolving credit facility; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015, are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note 15, “Supplemental Guarantor Information.”)

The senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At June 30, 2007, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2007, outstanding seller-financed nonrecourse notes payable were $45.2 million, versus $50.1 million at December 31, 2006.

In June 2007, the Company announced that it will be redeeming $75.0 million of its outstanding 5.4 percent senior notes due June 2008 on August 10, 2007, in accordance with the indenture agreement governing the notes. The notes will be redeemed at a redemption price equal to the greater of 100 percent of their principal amount or the present value of the remaining scheduled payments on the notes being redeemed, discounted to the date of redemption, on a semiannual basis at the treasury rate plus 30 basis points, or 0.3 percent. The notes will paid along with accrued and unpaid interest on August 10, 2007.

Note 10. Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At June 30, 2007 and December 31, 2006, the cash surrender value of these contracts was $29.2 million and $24.8 million, respectively, and is included in “Other” assets. The net periodic benefit cost of these plans for the three months ended June 30, 2007, was $454,000 and included service costs of $959,000, interest costs of $299,000 and investment earnings of $804,000. For the three months ended June 30, 2006, the net periodic benefit cost was $1.9 million and included service costs of $1.3 million, interest costs of $284,000 and investment losses of $354,000. The net periodic benefit cost of these plans for the six months ended June 30, 2007, was $1.6 million and included service costs of $1.9 million, interest costs of $576,000 and investment earnings of $871,000. For the six months ended June 30, 2006, the net periodic benefit cost was $2.2 million and included service costs of $2.1 million, interest costs of $498,000 and investment earnings of $466,000. The $20.4 million and $18.0 million projected benefit obligations at June 30, 2007 and December 31, 2006, respectively, were equal to the net liability recognized in the balance sheet at those dates. The weighted-average discount rate used for the plans was 7.7 percent and 7.6 percent for the six months ended June 30, 2007 and 2006, respectively.

Note 11. Income Taxes

The Company implemented the provision of Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” effective January 1, 2007. As of the date of adoption, the Company’s liability for unrecognized tax benefits was $11.4 million that if recognized, will affect the

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Company’s effective tax rate. The Company accounts for interest and penalties on unrecognized tax benefits through its provision for income taxes and, as of the date of adoption, had $4.4 million in accrued interest and penalties. The Company estimates that, within 12 months from the date of adoption, $3.5 million of unrecognized federal income tax liability and $2.5 million of unrecognized state income tax liability will reverse due to the anticipated expiration of time to assess tax. As of the date of adoption, tax years 2003 through 2006 remain subject to examination.

The Company’s provision for income tax presented an effective income tax benefit rate of 41.0 percent for the second quarter of 2007, compared to a provision expense of 37.5 percent for the same period in 2006. The increase in tax benefit for the second quarter ended June 30, 2007, compared to the same period in 2006, was primarily due to the impact of lower pretax earnings for the year. For the quarter ended March 31, 2007, the Company presented an effective tax benefit rate of 20.2 percent. The increase to 41.0 percent for the quarter ended June 30, 2007, was primarily due to the reduction of tax benefits that related to the charge of non-deductible goodwill being fully allocated to the first quarter of 2007 and to the impact of lower pretax earnings for the year. The Company anticipates its annual effective rate to be lower than 39.0 percent as stated in the first quarter; however, as a result of the uncertainty of current market conditions, the Company is unable to provide more precise annual effective rate guidance at this time.

Note 12. Stock-Based Compensation

The Ryland Group, Inc. 2007 Equity Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have a maximum term of ten years. Outstanding restricted stock units granted under predecessor plans generally vest in three equal annual installments. At June 30, 2007 and December 31, 2006, stock options or other awards or units available for grant totaled 1,584,871 and 240,645, respectively.

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro-rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and non-forfeitable on their applicable award dates. Stock awards totaling 93,000 and 120,000 at June 30, 2007 and December 31, 2006, respectively, were available for future grant in accordance with the Director Plan. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of non-statutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) “Share-Based Payment” requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (“excess tax benefits”) to be classified as financing cash flows. Excess tax benefits of $4.5 million and $11.9 million for the six months ended June 30, 2007 and 2006, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

The Company recorded $4.1 million of stock-based compensation expense for the three months ended June 30, 2007, or $0.06 per diluted share, before income tax benefits of $1.7 million. Net earnings for the three months ended June 30, 2006, included $7.2 million, or $0.10 per diluted share of stock-based compensation expense, before

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

income tax benefits of $2.7 million. The Company recorded $7.8 million of stock-based compensation expense for the six months ended June 30, 2007, or $0.13 per diluted share, before income tax benefits of $2.4 million. Net earnings for the six months ended June 30, 2006, included $13.6 million, or $0.18 per diluted share of stock-based compensation expense, before income tax benefits of $5.1 million. Stock-based compensation expenses have been allocated to the Company’s reportable segments and are reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

The Company has determined the grant-date fair value of stock options using the Black-Scholes-Merton option-pricing formula. Expected volatility is based upon the historical volatility of the Company’s common stock. The expected dividend yield is based on an annual dividend rate of $0.48 per common share. The risk-free interest rate for periods within the contractual life of the stock option award is based upon the zero-coupon U.S. Treasury bond on the date the stock option is granted, with a maturity equal to the expected option life of the stock option granted. The expected option life is derived from historical experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding. The following table summarizes the weighted-average inputs used and fair values determined for stock options granted during the six-month periods ended June 30, 2007 and 2006:

	2007	2006
Expected volatility	35.8%	38.0%
Expected dividend yield	1.1%	0.8%
Expected term (in years)	3.4	3.2
Risk-free rate	4.6%	5.0%
Weighted-average grant-date fair value	$13.00	$19.21

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s plans as of June 30, 2007 and 2006, and changes for the six-month periods then ended follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL LIFE	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding at January 1, 2006	4,654,570	$25.91	5.71
Granted	372,500	62.43
Exercised	(590,133)	14.33
Forfeited	(2,430)	36.81

Options outstanding at June 30, 2006	4,434,507	$30.51	5.35	$79,771
Available for future grant	298,365

Total shares reserved	4,732,872

Options exercisable at June 30, 2006	3,571,073	$24.41	5.34	$78,868
Options outstanding at January 1, 2007	4,164,142	$31.29	5.02
Granted	563,500	44.65
Exercised	(330,792)	13.90
Forfeited	(52,390)	59.35

Options outstanding at June 30, 2007	4,344,460	$34.00	4.66	$47,906
Available for future grant	1,677,871

Total shares reserved	6,022,331

Options exercisable at June 30, 2007	3,459,048	$29.64	4.74	$47,906

The Company recorded stock-based compensation expense related to stock options of $1.3 million and $3.5 million for the quarters ended June 30, 2007 and 2006, respectively. Stock-based compensation expense related to stock options was $2.5 million and $6.9 million for the six months ended June 30, 2007 and 2006, respectively.

The total intrinsic values of stock options exercised during the three- and six-month periods ended June 30, 2007 were $5.9 million and $11.8 million, respectively. For the three- and six-month periods ended June 30, 2006, the total intrinsic value of stock options exercised was $14.2 million and $31.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

A summary of the Company’s non-vested options as of and for the six-month periods ended June 30, 2007 and 2006 follows:

	2007		2006
		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT-DATE		GRANT-DATE
	SHARES	FAIR VALUE	SHARES	FAIR VALUE
Nonvested options outstanding at January 1	798,807	$16.40	1,294,035	$13.40
Granted	563,500	13.00	372,500	19.21
Vested	(424,505)	14.33	(800,671)	12.80
Forfeited	(52,390)	17.67	(2,430)	9.93
Nonvested options outstanding at June 30	885,412	$15.15	863,434	$16.47

As of June 30, 2007, there was $11.1 million of total unrecognized compensation cost related to nonvested stock option awards granted under the Company’s plans. That cost is expected to be recognized over the next 2.8 years.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards was $2.6 million and $2.8 million for the three months ended June 30, 2007 and 2006, respectively. The Company recorded expense related to restricted stock awards of $4.7 million and $5.8 million for the six months ended June 30, 2007 and 2006, respectively.

The following is a summary of activity relating to restricted stock awards:

	2007	2006

Restricted shares at January 1	435,664	441,000
Shares awarded	25,000	133,000
Shares vested	(182,664)	(138,336)
Shares forfeited	(36,000)	-
Restricted shares at June 30	242,000	435,664

At June 30, 2007, the outstanding restricted shares will vest as follows:  2008–121,331; 2009–80,669; and 2010–40,000.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to such grants in the amount of $263,000 and $531,000 during the three- and six-month periods ended June 30, 2007. The Company recorded stock-based compensation expense related to such grants in the amount of $919,000 during both the three- and six-month periods ended June 30, 2006.

Note 13. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At June 30, 2007, it had related cash deposits and letters of credit outstanding that totaled $175.2 million for land options pertaining to land purchase contracts with an aggregate purchase price of $1.2 billion. The Company had related cash deposits and letters of credit outstanding that totaled $187.8 million for land options pertaining to land purchase contracts with an aggregate purchase price of

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

$1.5 billion at December 31, 2006. At June 30, 2007, the Company had commitments with respect to option contracts having specific performance provisions of approximately $32.5 million, compared to $34.2 million at December 31, 2006.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At June 30, 2007, total development bonds were $429.4 million, while total related deposits and letters of credit were $59.1 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At June 30, 2007 and December 31, 2006, one of the joint ventures in which the Company participates had debt of $421.6 million and $407.2 million, respectively. In this joint venture, the Company and its partners provide guarantees of debt on a pro rata basis. The Company had a 3.3 percent pro-rata interest on the debt, or $14.0 million and $13.5 million, at June 30, 2007 and December 31, 2006, respectively, and a completion guarantee related to project development, which could require the Company to pay a pro rata amount of additional development costs. The guarantees apply if a partner in the joint venture defaults on its loan arrangement and the fair value of the collateral, which includes land and improvements, is less than the loan balance. In another of its joint ventures, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility. At June 30, 2007, the actual borrowings against the revolving credit facility for this joint venture were $48.1 million, of which the Company’s pro-rata share of debt was $24.1 million. At December 31, 2006, the actual borrowings against the revolving credit facility for this joint venture were $53.8 million, of which the Company’s pro-rata share of debt was $26.9 million.

Interest rate lock commitments (“IRLCs”) represent loan commitments with customers at market rates generally up to 180 days before settlement. At June 30, 2007, the Company had outstanding IRLCs totaling $170.7 million. Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2007	2006

Balance at January 1	$44,102	$41,647
Warranties issued	7,875	14,074
Settlements made	(11,448)	(13,413)
Balance at June 30	$40,529	$42,308

The Company requires substantially all of its subcontractors to have general liability insurance (including construction defect coverage) and workmans compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, with fewer insurers participating, general liability insurance for the homebuilding industry has become more difficult to obtain over the past several years. As a result, RHIC provides insurance services to the homebuilding segments’ subcontractors in certain markets. At June 30, 2007, RHIC had $33.2 million in cash and cash equivalents and $25.0 million in subcontractor product liability reserves, which are included in the consolidated balance sheet under “Cash and cash equivalents” and “Accrued and other liabilities,”

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

respectively. At December 31, 2006, RHIC had $28.9 million in cash and cash equivalents and $22.5 million in subcontractor product liability reserves, which are included in the consolidated balance sheet.

Changes in the Company’s subcontractor product liability reserves during the period are as follows:

(in thousands)	2007	2006

Balance at January 1	$22,521	$16,907
Insurance expense provisions	2,493	2,480
Balance at June 30	$25,014	$19,387

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability of predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates. At June 30, 2007 and December 31, 2006, the Company had legal reserves of $18.4 million and $21.0 million, respectively.

Please refer to “Part II. Other Information, Item 1. Legal Proceedings” of this document for additional information regarding the Company’s commitments and contingencies.

Note 14. New Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair-Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing SFAS 157 and has not yet determined the impact on its consolidated financial statements.

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

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$457,216	$275,652	$17,107	$(10,290)	$739,685

EXPENSES
Corporate, general and administrative	447,180	384,305	7,315	(10,290)	828,510
TOTAL EXPENSES	447,180	384,305	7,315	(10,290)	828,510

Earnings/(loss) before taxes	10,036	(108,653)	9,792	-	(88,825)
Tax expense/(benefit)	1,062	(42,185)	4,729	-	(36,394)
Equity in net earnings of subsidiaries	(61,405)	-	-	61,405	-
NET EARNINGS/(LOSS)	$(52,431)	$(66,468)	$5,063	$61,405	$(52,431)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

	SIX MONTHS ENDED JUNE 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$888,586	$546,565	$33,775	$(22,811)	$1,446,115

EXPENSES
Corporate, general and administrative	894,858	677,574	15,960	(22,811)	1,565,581
TOTAL EXPENSES	894,858	677,574	15,960	(22,811)	1,565,581

Earnings/(loss) before taxes	(6,272)	(131,009)	17,815	-	(119,466)
Tax expense/(benefit)	(2,236)	(46,705)	6,351	-	(42,590)
Equity in net earnings of subsidiaries	(72,840)	-	-	72,840	-
NET EARNINGS/(LOSS)	$(76,876)	$(84,304)	$11,464	$72,840	$(76,876)

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$714,696	$480,689	$35,334	$(33,827)	$1,196,892

EXPENSES
Corporate, general and administrative	604,337	456,217	18,459	(33,827)	1,045,186
TOTAL EXPENSES	604,337	456,217	18,459	(33,827)	1,045,186

Earnings before taxes	110,359	24,472	16,875	-	151,706
Tax expense	41,423	9,177	6,289	-	56,889
Equity in net earnings of subsidiaries	25,881	-	-	(25,881)	-
NET EARNINGS	$94,817	$15,295	$10,586	$(25,881)	$94,817

CONSOLIDATING STATEMENT OF EARNINGS

	SIX MONTHS ENDED JUNE 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$1,324,047	$950,967	$58,417	$(61,701)	$2,271,730

EXPENSES
Corporate, general and administrative	1,130,539	877,131	30,008	(61,701)	1,975,977
TOTAL EXPENSES	1,130,539	877,131	30,008	(61,701)	1,975,977

Earnings before taxes	193,508	73,836	28,409	-	295,753
Tax expense	72,641	27,688	10,578	-	110,907
Equity in net earnings of subsidiaries	63,979	-	-	(63,979)	-
NET EARNINGS	$184,846	$46,148	$17,831	$(63,979)	$184,846

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET

	JUNE 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$28,681	$8,477	$47,345	$-	$84,503
Consolidated inventories owned	1,525,109	825,317	-	-	2,350,426
Consolidated inventories not owned	4,045	7,464	142,821	-	154,330
Total inventories	1,529,154	832,781	142,821	-	2,504,756
Purchase price in excess of net assets acquired	-	2,802	-	-	2,802
Investment in subsidiaries/
intercompany receivables	846,698	-	-	(846,698)	-
Other assets	368,350	90,444	44,763	-	503,557
TOTAL ASSETS	2,772,883	934,504	234,929	(846,698)	3,095,618

LIABILITIES
Accounts payable and other accrued liabilities	372,820	120,930	54,919	-	548,669
Debt	1,016,220	3,991	-	-	1,020,211
Intercompany payables	-	254,216	10,223	(264,439)	-
TOTAL LIABILITIES	1,389,040	379,137	65,142	(264,439)	1,568,880

MINORITY INTEREST	-	-	142,895	-	142,895
STOCKHOLDERS’ EQUITY	1,383,843	555,367	26,892	(582,259)	1,383,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,772,883	$934,504	$234,929	$(846,698)	$3,095,618

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net operating (loss) earnings	$(76,876)	$(84,304)	$11,464	$72,840	$(76,876)
Adjustments to reconcile net earnings to net cash provided by operating activities	119,337	133,312	805	-	253,454
Changes in assets and liabilities	(139,877)	(39,253)	(30,963)	(72,840)	(282,933)
Other operating activities, net	(20,268)	-	-	-	(20,268)
Net cash (used for) provided by operating activities	(117,684)	9,755	(18,694)	-	(126,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(13,419)	(8,688)	80	-	(22,027)
Other investing activities, net	-	-	732	-	732
Net cash (used for) provided by investing activities	(13,419)	(8,688)	812	-	(21,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	75,121	(5,027)	-	-	70,094
Common stock dividends, repurchases and stock-based compensation	(52,707)	-	-	-	(52,707)
Intercompany balances	94,241	(116,642)	22,401	-	-
Other financing activities, net	-	-	(3)	-	(3)
Net cash provided by (used for) financing activities	116,655	(121,669)	22,398	-	17,384
Net (decrease) increase in cash and cash equivalents	(14,448)	(120,602)	4,516	-	(130,534)
Cash and cash equivalents at beginning of year	43,129	129,079	42,829	-	215,037

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,681	$8,477	$47,345	$-	$84,503

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$184,846	$46,148	$17,831	$(63,979)	$184,846
Adjustments to reconcile net earnings to net cash provided by operating activities	28,209	29,594	307	-	58,110
Changes in assets and liabilities	(472,103)	(144,081)	(25,055)	63,979	(577,260)
Other operating activities, net	(14,825)	-	-	-	(14,825)
Net cash used for operating activities	(273,873)	(68,339)	(6,917)	-	(349,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(16,877)	(11,722)	240	-	(28,359)
Other investing activities, net	-	-	2,015	-	2,015
Net cash (used for) provided by investing activities	(16,877)	(11,722)	2,255	-	(26,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	257,247	6,263	-	-	263,510
Common stock dividends, repurchases and stock-based compensation	(155,917)	-	-	-	(155,917)
Intercompany balances	151,756	(173,861)	22,105	-	-
Other financing activities, net	-	-	(47)	-	(47)
Net cash provided by (used for) financing activities	253,086	(167,598)	22,058	-	107,546
Net (decrease) increase in cash and cash equivalents	(37,664)	(247,659)	17,396	-	(267,927)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	-	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,231	$112,050	$37,175	$-	$193,456

The Consolidating Statement of Cash Flows for the six months ended June 30, 2006, has been restated to reflect cash flows related to changes in intercompany balances as “Cash Flows From Financing Activities,” as opposed to “Cash Flows From Operating Activities,” to conform with the current year presentation.  This restatement had no effect on the Company's prior period earnings per share or retained earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements in this quarterly report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent the Company’s expectations and beliefs concerning future events, and no assurance can be given that the results described in this quarterly report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “should,” “target,” “will” or other similar words or phrases. All forward-looking statements contained herein are based upon information available to the Company on the date of this quarterly report. Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate. The homebuilding operations are, by far, the most substantial part of the Company’s business, comprising approximately 98 percent of consolidated revenues for the three months ended June 30, 2007. The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

During the second quarter of 2007, the Company and the homebuilding industry continued to report declines in the volume of homes sold. For several years prior to 2006, the price appreciation of homes was relatively high in most markets and, in turn, attracted speculation. As price appreciation slowed, consumer confidence and demand decreased, causing national homebuilders to experience increasing inventories that resulted in a dramatic rise in the number of homes available for sale. In order to compete in this environment, the Company has maintained its current operating strategy of increasing advertising; offering price discounts and other incentives to generate sales; reducing inventory and commitments to purchase land in the future through contract renegotiations and cancellations; lowering overhead expense to more closely match projected volume levels; and renegotiating contracts with subcontractors and suppliers.

The Company reported consolidated net losses of $52.4 million, or $1.25 per diluted share, for the second quarter of 2007, compared to consolidated net earnings of $94.8 million, or $2.03 per diluted share, for the second quarter of 2006. The decline in net earnings was due to a decline in revenues as well as lower margins, the latter resulting from inventory valuation adjustments and write-offs and a more competitive sales environment in most markets. Pretax losses from the homebuilding segments were $91.5 million for the three months ended June 30, 2007, compared to pretax earnings of $153.8 million for the same period in 2006. For the three months ended June 30, 2007 and 2006, the pretax earnings from the Company’s financial services segment were $9.8 million and $16.9 million, respectively.

The Company’s revenues were $739.7 million for the second quarter of 2007, down 38.2 percent from the second quarter of 2006. This decrease was primarily attributable to a decline in closings, average closing prices and mortgage originations. Revenues for the homebuilding and financial services segments were $722.6 million and $17.1 million, respectively, for the second quarter of 2007, compared to $1.2 billion and $26.5 million for the same period in 2006.

As a result of declining sales trends, new orders decreased 16.6 percent to 2,521 units for the second quarter ended June 30, 2007, from 3,023 units for the same period in 2006. New order dollars decreased 21.8 percent for the second quarter of 2007, compared to the second quarter of 2006, primarily reflecting reduced demand in the housing market.

Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, declined 6.3 percent to $2.4 billion at June 30, 2007, compared to $2.5 billion at December 31, 2006. Land under development declined by 12.0 percent to $1.3 billion at June 30, 2007, compared to December 31, 2006.

The Company continued to repurchase stock, acquiring 370,000 shares during the second quarter of 2007. Outstanding shares at June 30, 2007, were 41,843,645, versus 44,254,440 at June 30, 2006, a decrease of 5.4 percent. The Company’s net debt-to-capital ratio was 40.3 percent at June 30, 2007, compared to 32.7 percent at December 31, 2006.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Stockholders’ equity decreased $127.3 million, or 8.4 percent, for the six months ended June 30, 2007, compared to an increase of 2.8 percent for the same period in 2006. As a result of balancing cash outlays with inventory management, leverage objectives and common stock repurchases, stockholders’ equity per share rose 3.5 percent to $33.07 at June 30, 2007, from $31.96 at June 30, 2006.

Homebuilding

Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments. At June 30, 2007, the Company operated in the following metropolitan areas:

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
Las Vegas, Phoenix and Sacramento

Conditions have been increasingly challenging in regions that have previously experienced the highest price appreciation, such as the California, Florida, Las Vegas, Phoenix, and Washington, D.C., markets. As a result of declining affordability, decreased demand and changes in buyer perceptions, the excess supply of housing inventory has reached higher levels in these areas. In an attempt to maintain market share and reduce inventory investment to match current volume levels, the Company has increased discounting and sales incentives. To date, the discounting has been most pronounced in the Company’s West region. Competition and pricing pressure has intensified in recent quarters, requiring the Company to continuously review the economics of communities in relation to the local conditions of such markets.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” inventory is reviewed for potential write-downs on an ongoing basis. SFAS 144 requires that, in the event that impairment indicators are present, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. Undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors. The Company’s analysis of these communities generally assumes flat revenues when compared with current sales orders for particular or comparable communities. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams. Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when events or circumstances indicate that the carrying values are greater than the fair values. As a result, the Company recorded impairment charges of $126.9 million and $191.3 million to reduce the carrying value of the impaired communities to their estimated fair value during the three- and six-month periods ended June 30, 2007, respectively. Should current homebuilder market conditions deteriorate, it is possible that the Company’s estimates of undiscounted cash flows from its communities may change and result in additional future impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue. During the three months ended June 30, 2007, the Company wrote off $18.8 million and $1.3 million of earnest money deposits and feasibility costs, respectively, related to land purchase option contracts that the Company determined it would not pursue. During the six months ended June 30, 2007, the Company wrote off $19.3 million and $2.0 million of earnest money deposits and feasibility costs, respectively, related to land purchase option contracts that the Company determined it would not pursue. Should currently weak homebuilding market conditions persist or deteriorate and the Company be unsuccessful

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

in its efforts to renegotiate certain land purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

The following table is a summary of impairments by segment, including inventory valuation adjustments, option deposit and feasibility cost write-offs, for the three and six months ended June 30, 2007 and 2006:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2007	2006	2007	2006
NORTH
Inventory valuation adjustments	$-	$-	$7,998	$-
Option deposit and feasibility cost write-offs	3,010	1,222	3,580	1,252
Total	3,010	1,222	11,578	1,252

SOUTHEAST
Inventory valuation adjustments	13,116	-	31,980	-
Option deposit and feasibility cost write-offs	4,491	242	4,827	407
Total	17,607	242	36,807	407

TEXAS
Inventory valuation adjustments	-	-	-	-
Option deposit and feasibility cost write-offs	35	25	203	85
Total	35	25	203	85

WEST
Inventory valuation adjustments	113,816	20,017	151,350	20,017
Option deposit and feasibility cost write-offs	12,624	637	12,690	933
Total	126,440	20,654	164,040	20,950
Total impairments	$147,092	$22,143	$212,628	$22,694

At June 30, 2007, the fair value of the inventory in the 19 current communities subject to write-downs, net of $126.9 million of write-downs, was $84.8 million. At March 31, 2007, the fair value of the inventory in the 10 current communities subject to write-downs, net of $64.4 million of write-downs, was $59.5 million.

Three months ended June 30, 2007, compared to three months ended June 30, 2006

The homebuilding segments reported pretax losses of $91.5 million for the second quarter of 2007, compared to pretax earnings of $153.8 million for the same period in the prior year. Homebuilding results for the second quarter of 2007 decreased from 2006 primarily due to a decline in closing volume, increased sales incentives and inventory valuation adjustments and write-offs.

Homebuilding revenues decreased to $722.6 million for the second quarter of 2007, compared to $1.2 billion for the second quarter of 2006, primarily due to a 35.3 percent decline in closings and a slight decline in the average closing price of a home.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the second quarter of 2007. Homebuilding revenues for the second quarter of 2007 included $3.0 million from land sales, compared to $29.2 million for the second quarter of 2006, which contributed net gains of $595,000 and $10.0 million to pretax earnings in 2007 and 2006, respectively. The gross profit percentage from land sales decreased to 20.0 percent for the three months ended June 30, 2007, from 34.2 percent for the same period in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of local market conditions and land portfolios. The Company generally purchases land and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

lots with the intent to build homes on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders and commercial developers.

For the second quarter of 2007, gross profit margins from home sales averaged 19.0 percent prior to inventory valuation adjustments and write-offs and negative 1.3 percent subsequent to these adjustments, compared to 23.2 percent for the second quarter of 2006. The decrease was due to inventory valuation adjustments and write-offs totaling $145.8 million, as well as to increased price concessions and sales incentives related to homes delivered during the second quarter of 2007.

Selling, general and administrative expenses, as a percentage of revenue, were 11.5 percent for the three months ended June 30, 2007, compared to 10.1 percent for the same period in the prior year. This increase was mainly attributable to higher marketing and advertising costs per unit.

In the second quarters of 2007 and 2006, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during those periods due to development activity.

Six months ended June 30, 2007, compared to six months ended June 30, 2006

The homebuilding segments reported pretax losses of $123.7 million for the first six months of 2007, compared to pretax earnings of $301.3 million for the same period in the prior year. Homebuilding results for the first six months of 2007 decreased from 2006 primarily due to inventory valuation adjustments and write-offs, a goodwill impairment charge, a decline in closing volume and increased sales incentives.

Homebuilding revenues decreased to $1.4 billion for the first six months of 2007, compared to $2.2 billion for the first six months of 2006, primarily due to a 35.3 percent decline in closings.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the first six months of 2007. Homebuilding revenues for the first six months of 2007 included $7.0 million from land sales, compared to $33.9 million for the first six months of 2006, which contributed net gains of $1.1 million and $11.4 million to pretax earnings in 2007 and 2006, respectively. The gross profit percentage from land sales decreased to 15.7 percent for the six months ended June 30, 2007, from 33.6 percent in 2006.

For the first six months of 2007, gross profit margins from home sales averaged 18.8 percent prior to inventory valuation adjustments and write-offs and 3.8 percent subsequent to these adjustments, compared to 23.8 percent for the first six months of 2006. The decrease was due to inventory valuation adjustments and write-offs totaling $210.7 million, as well as to increased price concessions and sales incentives related to homes delivered during the first six months of 2007.

Selling, general and administrative expenses, as a percentage of revenue, were 12.6 percent for the six months ended June 30, 2007, compared to 10.2 percent for the same period in the prior year. This increase was mainly attributable to a goodwill impairment charge of $15.4 million, higher marketing and advertising costs per unit and charges of $3.7 million relating to severance arrangements during the first six months ended June 30, 2007.

In the first six months of 2007 and 2006, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during those periods due to development activity.

Homebuilding Segment Information

New order dollars decreased 21.8 percent for the second quarter of 2007, compared to the same period in the prior year. New order dollars for the three months ended June 30, 2007, fell 18.6 percent in the North, 25.0 percent in the Southeast, 27.9 percent in Texas and 15.3 percent in the West, compared to the second quarter of

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

2006. New orders for the second quarter of 2007 decreased 16.6 percent to 2,521 units from 3,023 units for the same period in 2006 primarily due to softening demand in most markets and a more competitive sales environment. The cancellation rate was 34.3 percent for the quarter ended June 30, 2007, compared to 35.9 percent for the same period in 2006. For the first six months ended June 30, 2007 and 2006, the cancellation rate was 31.0 percent and 30.9 percent, respectively.

NEW ORDERS AND CLOSINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
NEW ORDERS

UNITS
North	653	778	1,489	1,814
Southeast	705	851	1,494	2,109
Texas	682	944	1,511	1,968
West	481	450	1,016	1,153
Total	2,521	3,023	5,510	7,044

DOLLARS (in millions)
North	$210	$258	$479	$591
Southeast	195	260	426	649
Texas	139	193	313	390
West	153	180	351	443
Total	$697	$891	$1,569	$2,073
CLOSINGS

UNITS
North	699	966	1,306	1,756
Southeast	725	1,216	1,482	2,414
Texas	659	821	1,243	1,561
West	378	800	732	1,626
Total	2,461	3,803	4,763	7,357

AVERAGE CLOSING PRICE (in thousands)
North	$320	$307	$318	$309
Southeast	303	293	308	286
Texas	214	189	215	187
West	351	394	362	398
Total	$292	$295	$295	$295

New order dollars decreased 24.3 percent for the first six months of 2007, compared to the same period in the prior year. New order dollars for the first six months ended June 30, 2007, decreased 18.9 percent in the North, 34.2 percent in the Southeast, 19.8 percent in Texas and 20.8 percent in the West, compared to the first six months of 2006. New orders for the first six months ended June 30, 2007 decreased 21.8 percent to 5,510 units from 7,044 units for the same period in 2006.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

OUTSTANDING CONTRACTS

	JUNE 30,
	2007	2006
UNITS
North	1,340	1,832
Southeast	1,651	3,296
Texas	1,288	1,736
West	674	1,287
Total	4,953	8,151
DOLLARS (in millions)
North	$450	$620
Southeast	496	1,065
Texas	274	356
West	239	482
Total	$1,459	$2,523
AVERAGE PRICE (in thousands)
North	$334	$338
Southeast	301	323
Texas	212	205
West	354	375
Total	$294	$310

Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters. At June 30, 2007, the Company’s outstanding contracts for 4,953 units represented a 39.2 percent decrease compared to the number of outstanding contracts at June 30, 2006. The $1.5 billion value of outstanding contracts at June 30, 2007, represented a decline of 42.2 percent, compared to the value of outstanding contracts at June 30, 2006. At June 30, 2007, the average sales price for outstanding contracts decreased by 5.2 percent, compared to the same period in the prior year.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2007	2006	2007	2006
NORTH

Revenues	$225,418	$322,622	$419,433	$572,617
Expenses
Cost of sales	182,066	240,491	346,957	432,051
Selling, general and administrative expenses	22,638	30,800	43,314	55,953
Total expenses	204,704	271,291	390,271	488,004
Pretax earnings	$20,714	$51,331	$29,162	$84,613

SOUTHEAST

Revenues	$221,859	$367,628	$461,047	$702,792
Expenses
Cost of sales	188,786	266,308	393,969	513,036
Selling, general and administrative expenses	25,063	36,918	50,212	70,847
Total expenses	213,849	303,226	444,181	583,883
Pretax earnings	$8,010	$64,402	$16,866	$118,909

TEXAS

Revenues	$142,101	$160,363	$268,450	$298,261
Expenses
Cost of sales	116,945	128,627	222,106	242,145
Selling, general and administrative expenses	16,172	18,132	31,428	34,611
Total expenses	133,117	146,759	253,534	276,756
Pretax earnings	$8,984	$13,604	$14,916	$21,505

WEST

Revenues	$133,200	$319,749	$265,011	$652,571
Expenses
Cost of sales	243,539	262,723	396,063	509,841
Selling, general and administrative expenses	18,889	32,559	53,623	66,416
Total expenses	262,428	295,282	449,686	576,257
Pretax earnings/(loss)	$(129,228)	$24,467	$(184,675)	$76,314

TOTAL

Revenues	$722,578	$1,170,362	$1,413,941	$2,226,241
Expenses
Cost of sales	731,336	898,149	1,359,095	1,697,073
Selling, general and administrative expenses	82,762	118,409	178,577	227,827
Total expenses	814,098	1,016,558	1,537,672	1,924,900
Pretax earnings/(loss)	$(91,520)	$153,804	$(123,731)	$301,341

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

HOUSING GROSS PROFIT MARGINS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
North	19.1%	25.6%	17.2%	24.8%
Southeast	14.9	27.5	14.7	27.0
Texas	17.7	19.4	17.3	18.4
West	(82.8)	17.8	(49.5)	21.8
Total	(1.3)%	23.2%	3.8%	23.8%

Three months ended June 30, 2007, compared to three months ended June 30, 2006

North–Homebuilding revenues decreased by 30.1 percent to $225.4 million in 2007 from $322.6 million in 2006 primarily due to a 27.6 percent decline in the number of homes delivered, partially offset by a 4.2 percent rise in average sales price. Gross margins on home sales were 19.1 percent in 2007, compared to 25.6 percent in 2006. This decrease was primarily due to write-offs of $2.7 million and increased price concessions and sales incentives that totaled 11.7 percent for the quarter ended June 30, 2007, versus 7.2 percent for the same period in 2006.

Southeast–Homebuilding revenues were $221.9 million in 2007, compared to $367.6 million in 2006, a decrease of 39.7 percent, primarily due to a 40.4 percent decrease in the number of homes delivered, partially offset by a 3.4 percent increase in average sales price. Gross margins on home sales were 14.9 percent in 2007, compared to 27.5 percent in 2006. Gross margins on home sales decreased in 2007 primarily due to inventory valuation adjustments and write-offs of $17.0 million and increased price concessions and sales incentives that totaled 11.1 percent for the quarter ended June 30, 2007, versus 3.6 percent for the same period in 2006.

Texas–Homebuilding revenues decreased by 11.4 percent to $142.1 million in 2007 from $160.4 million in 2006 primarily due to a 19.7 percent decline in the number of homes delivered, partially offset by a 13.2 percent increase in average sales price. Gross margins on home sales were 17.7 percent in the second quarter of 2007, compared to 19.4 percent in 2006. This decrease was primarily due to the mix of product delivered in the quarter, as well as a slight increase in price concessions and sales incentives from 5.9 percent for the second quarter ended June 30, 2006 to 6.1 percent for the same period in 2007.

West–Homebuilding revenues decreased by 58.3 percent to $133.2 million in 2007, compared to $319.7 million in 2006, primarily due to a 52.8 percent decline in the number of homes delivered and a 10.9 percent decrease in average sales price. Gross margins from home sales were negative 82.8 percent in 2007, compared to 17.8 percent in 2006. Gross margins on home sales decreased in 2007 due to inventory valuation adjustments and write-offs of $126.0 million and an increase in price concessions and sales incentives that totaled 11.8 percent for the quarter ended June 30, 2007, compared to 6.9 percent for the second quarter of 2006.

Six months ended June 30, 2007, compared to six months ended June 30, 2006

North–Homebuilding revenues decreased by 26.8 percent to $419.4 million in 2007 from $572.6 million in 2006 primarily due to a 25.6 percent decline in the number of homes delivered, partially offset by a 2.9 percent rise in average sales price. Gross margins on home sales were 17.2 percent in 2007, compared to 24.8 percent in 2006. This decrease was primarily due to inventory valuation adjustments and write-offs of $11.2 million and increased price concessions and sales incentives that totaled 11.5 percent for the quarter ended June 30, 2007, versus 7.0 percent for the same period in 2006.

Southeast–Homebuilding revenues were $461.0 million in 2007, compared to $702.8 million in 2006, a decrease of 34.4 percent, primarily due to a 38.6 percent decline in the number of homes delivered, partially offset by a 7.7 percent increase in average sales price. Gross margins on home sales were 14.7 percent in 2007, compared to 27.0

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

percent in 2006. Gross margins on home sales decreased in 2007 primarily due to inventory valuation adjustments and write-offs of $35.9 million and increased price concessions and sales incentives that totaled 10.4 percent for the six months ended June 30, 2007, versus 3.3 percent for the same period in 2006.

Texas–Homebuilding revenues decreased by 10.0 percent to $268.5 million in 2007 from $298.3 million in 2006 primarily due to a 20.4 percent decline in the number of homes delivered, partially offset by a 15.0 percent increase in average sales price. Gross margins on home sales were 17.3 percent in the first six months of 2007, compared to 18.4 percent in 2006.

West–Homebuilding revenues decreased by 59.4 percent to $265.0 million in 2007, compared to $652.6 million in 2006, primarily due to a 55.0 percent decline in the number of homes delivered and a 9.0 percent decrease in average sales price. Gross margins from home sales were negative 49.5 percent in 2007, compared to 21.8 percent in 2006. Gross margins on home sales decreased in 2007 due to inventory valuation adjustments and write-offs of $163.5 million and increased price concessions and sales incentives that totaled 12.1 percent for the six months ended June 30, 2007, compared to 5.1 percent for the first six months of 2006.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as insurance services, to its homebuyers and subcontractors. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to provide lending services to homebuyers. In addition to being a valuable asset to customers, the financial services segment generates significant profits for the Company. Providing mortgage financing and other services to its customers allows the homebuilder to better monitor its backlog and closing process. Substantially all loans are sold to a third party within one business day of the date they close. The third party then services and manages the loans and assumes the credit risk of borrower default. The Company also provides construction-related insurance services to subcontractors in its western markets. Additionally, the financial services segment provides insurance for liability risks, specifically homeowners’ warranty coverage, arising in connection with the homebuilding business of the Company.

STATEMENT OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except origination data)	2007	2006	2007	2006
REVENUES
Net gains on sales of mortgages
and mortgage servicing rights	$8,105	$11,250	$15,319	$20,163
Title/escrow/insurance	6,378	11,211	12,903	17,960
Net origination fees	2,421	3,705	3,497	6,754
Interest and other	203	364	455	612
TOTAL REVENUES	17,107	26,530	32,174	45,489
EXPENSES	7,315	9,655	14,359	17,080
PRETAX EARNINGS	$9,792	$16,875	$17,815	$28,409
Originations (units)	1,848	2,995	3,562	5,630
Ryland Homes origination capture rate	79.9%	82.5%	79.5%	81.4%
Mortgage-backed securities and
notes receivable average balance	$419	$1,359	$490	$2,016

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended June 30, 2007, compared to three months ended June 30, 2006

For the three months ended June 30, 2007, the financial services segment reported pretax earnings of $9.8 million, compared to $16.9 million for the same period in 2006. The decrease was primarily attributable to a 38.3 percent decline in the number of mortgages originated due to a slowdown in the homebuilding segments, partially offset by a 2.0 percent increase in loan size.

Revenues for the financial services segment declined 35.5 percent to $17.1 million for the second quarter of 2007, compared to $26.5 million for the same period in the prior year. The decrease was primarily attributable to the reduced volume of loans sold. The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 79.9 percent and 82.5 percent for the second quarters of 2007 and 2006, respectively.

For the three months ended June 30, 2007, general and administrative expenses were $7.3 million, versus $9.7 million for the same period in 2006. This decrease was primarily due to personnel reductions made to align overhead with lower volumes.

Six months ended June 30, 2007, compared to six months ended June 30, 2006

For the six months ended June 30, 2007, the financial services segment reported pretax earnings of $17.8 million, compared to $28.4 million for the same period in 2006. The decrease was primarily attributable to a 36.7 percent decline in the number of mortgages originated due to a slowdown in the homebuilding segments, partially offset by a 2.0 percent increase in loan size.

Revenues for the financial services segment declined 29.3 percent to $32.2 million for the first six months of 2007, compared to $45.5 million for the same period in the prior year. The decrease was primarily attributable to the reduced volume of loans sold. The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 79.5 percent and 81.4 percent for the first six months of 2007 and 2006, respectively.

For the six months ended June 30, 2007, general and administrative expenses were $14.4 million, versus $17.1 million for the same period in 2006. This decrease was primarily due to personnel reductions made to align overhead with lower volumes.

Corporate

Three months ended June 30, 2007, compared to three months ended June 30, 2006

Corporate expenses were $7.1 million and $19.0 million for the three months ended June 30, 2007 and 2006, respectively. The decrease was due to lower incentive compensation expense that resulted from declines in earnings and stock price.

Six months ended June 30, 2007, compared to six months ended June 30, 2006

Corporate expenses were $13.6 million and $34.0 million for the six months ended June 30, 2007 and 2006, respectively. The decrease was due to lower incentive compensation expense that resulted from declines in earnings and stock price.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes

The Company’s provision for income tax presented an effective income tax benefit rate of 41.0 percent for the second quarter of 2007, compared to a provision expense of 37.5 percent for the same period in 2006. The increase in tax benefit for the second quarter ended June 30, 2007, was primarily due to the impact of lower pretax earnings for the year. The Company anticipates its annual effective rate to be lower than 39.0 percent as stated in the first quarter; however, as a result of the uncertainty of current market conditions, the Company is unable to provide more precise annual effective rate guidance at this time. (See Note 11, “Income Taxes.”)

Financial Condition and Liquidity

Cash requirements for the Company are generally provided from internally generated funds and outside borrowings.

Net losses used cash flows of $76.9 million for the six-month period ended June 30, 2007, while net earnings provided cash flows of $184.8 million for the same period in 2006. At the end of the second quarter of 2007, the Company’s outstanding borrowings against its revolving credit facility provided cash of $75.0 million. Net changes in other assets, payables and other liabilities used cash flows of $307.1 million and $167.7 million during the six months ended June 30, 2007 and 2006, respectively. Inventories decreased in the first six months of 2007, which provided cash flows of $24.2 million, excluding non-cash impairment charges of $212.6 million, compared to $409.5 million of cash invested in inventory, excluding non-cash impairment charges of $22.7 million for the same period of 2006. The Company used $59.3 million and $175.0 million for stock repurchases for the six months ended June 30, 2007 and 2006, respectively. Dividends totaled $0.24 per share for each of the six-month periods ended June 30, 2007 and 2006.

Consolidated inventories owned by the Company decreased to $2.4 billion at June 30, 2007, from $2.5 billion at December 31, 2006. The Company attempts to maintain a projected four- to five-year supply of land, with half controlled through options. At June 30, 2007, the Company controlled 54,283 lots, with 30,725 lots owned and 23,558 lots, or 43.4 percent, under option, as the result of its efforts to reduce controlled inventory to match current unit volume levels. The Company continues to evaluate land option contracts for changes in the viability of communities and abandonment potential. The Company has historically funded the acquisition of land and the exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility. The Company expects these sources to continue to be adequate to fund future obligations with regard to the acquisition of land and the exercise of land options. In an effort to increase liquidity, models have been sold and leased back on a selective basis for generally 3 to 18 months. The Company owned 72.0 percent and 78.3 percent of its model homes at June 30, 2007 and 2006, respectively.

The homebuilding segments’ borrowings include senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable. Senior notes outstanding totaled $900.0 million at June 30, 2007 and December 31, 2006.

The Company’s $1.1 billion unsecured revolving credit facility matures in January 2011 and provides access to an additional $366.5 million of financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for the issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in its leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants. The Company was in compliance with these covenants at June 30, 2007. (See Note 9, “Debt.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. There was $75.0 million outstanding under the facility at June 30, 2007, and no borrowings outstanding at December 31, 2006. Under the facility, the Company had letters of credit outstanding that totaled $187.1 million at June 30, 2007 and $192.9 million at December 31, 2006. Unused borrowing capacity under the facility totaled $871.4 million and $940.6 million at June 30, 2007 and December 31, 2006, respectively.

In June 2007, the Company announced that it will be redeeming $75.0 million of its outstanding 5.4 percent senior notes due June 2008 on August 10, 2007, in accordance with the indenture agreement governing the notes. The notes will be redeemed at a redemption price equal to the greater of 100 percent of their principal amount or the present value of the remaining scheduled payments on the notes being redeemed, discounted to the date of redemption, on a semiannual basis, at the treasury rate plus 30 basis points, or 0.30 percent. The notes will be paid along with accrued and unpaid interest on August 10, 2007.

The $150.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $250.0 million of 5.4 percent senior notes due January 2015, are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At June 30, 2007, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2007, such notes payable outstanding amounted to $45.2 million, compared to $50.1 million at December 31, 2006.

The financial services segment uses cash generated internally to finance its operations.

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005. At June 30, 2007, $600.0 million remained available under this registration statement due to the issuance of $250.0 million of senior notes in May 2005, of which $100.0 million was applied to a previous shelf registration statement, and the issuance of $250.0 million of senior notes in May 2006. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the six months ended June 30, 2007, the Company repurchased 1.3 million shares of its outstanding common stock at a cost of approximately $59.3 million. The Company had existing authorization from its Board of Directors to purchase approximately 3.8 million additional shares at a cost of $142.3 million, based on the Company’s stock price at June 30, 2007. Outstanding shares at June 30, 2007, were 41,843,645, versus 44,254,440 at June 30, 2006, a decrease of 5.4 percent.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, substantially reducing the risks associated with land ownership and development. At June 30, 2007, the Company had $175.2 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $1.2 billion. Only $32.5 million of the $1.2 billion in land and lot option purchase contracts contain specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, the Company consolidated $154.3 million of inventory not owned at June 30, 2007, $153.9 million of which pertained to land and lot option purchase contracts and $466,000 of which pertained to two of the Company’s homebuilding joint ventures. (See Note 7, “Variable Interest Entities,” and Note 8, “Investments in Joint Ventures.”)

At June 30, 2007, the Company had outstanding letters of credit totaling $187.1 million and development or performance bonds totaling $429.4 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its $1.1 billion revolving credit facility, its senior notes and its investments in joint ventures. (See Note 8, “Investments in Joint Ventures,” and Note 15, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the six-month period ended June 30, 2007, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Outlook

In the first six months of the year, the Company experienced a decline in sales orders for new homes, compared to the same period last year. The Company believes its sales orders simulate broader market trends that reflect a soft demand for residential housing. Nearly all markets have been affected by reduced demand, leading to the buildup of new and resale home inventories. At June 30, 2007, the Company’s backlog of orders for new homes totaled 4,953 units, or a projected dollar value of $1.5 billion, reflecting a 42.2 percent decline in dollar value from June 30, 2006. The Company is continuing to focus on its liquidity and balance sheet while optimizing its earnings performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2006. For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures

At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

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

The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2007, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its own equity securities during the six months ended June 30, 2007:

(in thousands, except share data)
			TOTAL NUMBER	APPROXIMATE
			OF SHARES	DOLLAR VALUE OF
	TOTAL		PURCHASED AS PART	SHARES THAT MAY
	NUMBER OF	AVERAGE	OF PUBLICLY	YET BE PURCHASED
	SHARES	PRICE PAID	ANNOUNCED PLANS	UNDER THE PLANS
PERIOD	PURCHASED	PER SHARE	OR PROGRAMS	OR PROGRAMS

January 1–31	45,000	$54.42	45,000	$199,139
February 1–28	270,000	54.64	270,000	184,386
March 1–31	580,000	45.19	580,000	158,175
April 1 – 30	-	-	-	158,175
May 1 – 31	160,000	44.92	160,000	150,988
June 1 – 30	210,000	41.34	210,000	142,307

Total	1,265,000	$46.86	1,265,000

On December 12, 2005, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $250.0 million. During the six-month period ended June 30, 2007, approximately 518,000 shares were repurchased in accordance with this authorization. At June 30, 2007, there were no remaining shares available for purchase in accordance with this authorization.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date. During the six-month period ended June 30, 2007, approximately 747,000 shares were repurchased in accordance with this authorization. At June 30, 2007, there were approximately 3.8 million shares available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 25, 2007. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year, to approve The Ryland Group, Inc. 2007 Equity Incentive Plan and to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

Proxies representing 36,574,894 shares of common stock eligible to vote at the meeting, or 85.9 percent of the 42,572,875 outstanding shares, were voted.

The ten incumbent directors nominated by the Company were re-elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
R. Chad Dreier	36,434,934	139,961
Daniel T. Bane	36,262,229	312,665
Leslie M. Frécon	36,128,968	445,926
Roland A. Hernandez	34,434,819	2,140,075
William L. Jews	27,091,392	9,483,503
Ned Mansour	36,536,811	38,084
Robert E. Mellor	34,061,994	2,512,901
Norman J. Metcalfe	27,120,598	9,454,297
Charlotte St. Martin	27,120,669	9,454,226
Paul J. Varello	26,868,882	9,706,072

The Ryland Group, Inc. 2007 Equity Incentive Plan was approved by 87.5 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
28,492,351	4,079,033	30,872

The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, was approved by 99.8 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
36,461,886	90,018	22,990

Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

August 6, 2007	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 6, 2007	By: /s/ David L. Fristoe
Date	David L. Fristoe
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