Form 10-Q
period 2007-09-30
RYLAND GROUP INC
filed 2007-11-08
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on October 31, 2007 was 42,084,085.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2007	2006	2007	2006

REVENUES
Homebuilding	$717,487	$1,107,335	$2,131,428	$3,333,576
Financial services	14,849	23,607	47,023	69,096
TOTAL REVENUES	732,336	1,130,942	2,178,451	3,402,672

EXPENSES
Cost of sales	719,478	858,451	2,078,573	2,555,524
Selling, general and administrative	87,969	107,589	266,546	335,416
Financial services	8,019	9,224	22,378	26,304
Corporate	11,131	16,076	24,681	50,073
Expenses related to early retirement of debt	260	7,695	260	7,695
TOTAL EXPENSES	826,857	999,035	2,392,438	2,975,012

EARNINGS
Earnings/(loss) before taxes	(94,521)	131,907	(213,987)	427,660
Tax expense/(benefit)	(39,781)	43,966	(82,371)	154,873
NET EARNINGS/(LOSS)	$(54,740)	$87,941	$(131,616)	$272,787

NET EARNINGS/(LOSS) PER COMMON SHARE
Basic	$(1.30)	$2.04	$(3.12)	$6.09
Diluted	(1.30)	1.97	(3.12)	5.86

AVERAGE COMMON SHARES OUTSTANDING
Basic	41,958,345	43,158,896	42,151,808	44,773,362
Diluted	41,958,345	44,542,121	42,151,808	46,537,877

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12	$0.36	$0.36

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	SEPTEMBER 30,	DECEMBER 31,
(in thousands, except share data)	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$81,385	$215,037
Housing inventories
Homes under construction	1,070,016	1,079,702
Land under development and improved lots	1,183,983	1,427,930
Consolidated inventory not owned	147,019	263,853
Total inventories	2,401,018	2,771,485
Property, plant and equipment	81,652	76,887
Net deferred taxes	176,340	84,199
Other	271,633	269,089
TOTAL ASSETS	3,012,028	3,416,697

LIABILITIES
Accounts payable	164,330	186,868
Accrued and other liabilities	400,846	586,797
Debt	983,283	950,117
TOTAL LIABILITIES	1,548,459	1,723,782

MINORITY INTEREST	135,372	181,749

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized – 200,000,000 shares
Issued – 41,999,045 shares at September 30, 2007 (42,612,525 shares at December 31, 2006)	41,999	42,612
Retained earnings	1,281,952	1,463,727
Accumulated other comprehensive income	4,246	4,827
TOTAL STOCKHOLDERS’ EQUITY	1,328,197	1,511,166
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,012,028	$3,416,697

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	NINE MONTHS ENDED
	SEPTEMBER 30,
(in thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$(131,616)	$272,787
Adjustments to reconcile net earnings/(loss) to net cash used for operating activities:
Depreciation and amortization	42,541	33,234
Stock-based compensation expense	10,037	18,871
Inventory impairments and write-offs	340,693	26,234
Changes in assets and liabilities:
Increase in inventories	(7,532)	(538,320)
Net change in other assets, payables and other liabilities	(315,554)	(150,510)
Excess tax benefits from stock-based compensation	(5,753)	(13,372)
Other operating activities, net	(16,852)	(3,285)
Net cash used for operating activities	(84,036)	(354,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(28,882)	(42,534)
Principal reduction of mortgage-backed securities, notes receivable and mortgage collateral	742	2,200
Net cash used for investing activities	(28,140)	(40,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	-	250,000
Repayment of long-term debt	(75,000)	(243,500)
Net borrowings against revolving credit facility	117,000	232,000
(Decrease) increase in short-term borrowings	(8,834)	18,489
Common stock dividends	(15,296)	(16,511)
Common stock repurchases	(59,281)	(250,118)
Issuance of common stock under stock-based compensation	14,186	18,885
Excess tax benefits from stock-based compensation	5,753	13,372
Other financing activities, net	(4)	(48)
Net cash (used for) provided by financing activities	(21,476)	22,569
Net decrease in cash and cash equivalents	(133,652)	(372,126)
Cash and cash equivalents at beginning of period	215,037	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,385	$89,257
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$(37,306)	$(19,512)

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

(in thousands, except share data)	COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT DECEMBER 31, 2006	$42,612	$-	$1,463,727	$4,827	$1,511,166
Comprehensive income:
Net loss			(131,616)		(131,616)
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and available-for-sale securities, net of taxes of $360				(581)	(581)
Total comprehensive income/(loss)					(132,197)
Common stock dividends (per share $0.36)			(15,199)		(15,199)
Repurchase of common stock	(1,265)	(23,056)	(34,960)		(59,281)
Employee stock plans and related income tax benefit	652	23,056			23,708
BALANCE AT SEPTEMBER 30, 2007	$41,999	$-	$1,281,952	$4,246	$1,328,197

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

The consolidated balance sheet at September 30, 2007, the consolidated statements of earnings and the consolidated statements of cash flows for the three- and nine-month periods ended September 30, 2007 and 2006, have been prepared by the Company without audit.  In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2007, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the operating results expected for the year ended December 31, 2007.

Note 2.  Comprehensive Income

Comprehensive income consists of net earnings or loss and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the increase or decrease in unrealized gains or losses associated with treasury interest rate locks (“treasury locks”), net of applicable taxes.  Comprehensive income totaled losses of $54.9 million and earnings of $87.6 million for the three-month periods ended September 30, 2007 and 2006, respectively.  Comprehensive income for the nine-month periods ended September 30, 2007 and 2006, totaled losses of $132.2 million and earnings of $274.9 million, respectively.

Note 3.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm.  As one of the largest single-family on-site homebuilders in the United States, it builds homes in 28 markets.  The Company consists of six segments: four geographically determined homebuilding regions, financial services and corporate.  The Company’s homebuilding operations consist of four regional reporting segments, referred to as North, Southeast, Texas and West.  The homebuilding segments specialize in the sale and construction of single-family attached and detached housing.  The Company’s financial services segment includes Ryland Mortgage Company and its subsidiaries (“RMC”), Ryland Homes Insurance Company (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”) and Columbia National Risk Retention Group, Inc. (“CNRRG”).  The Company’s financial services segment provides loan origination and offers mortgage, title, escrow and insurance services.  Corporate is a nonoperating business segment with the sole purpose of supporting operations.  Certain corporate expenses are allocated to the homebuilding and financial services segments, while certain assets relating to employee benefit plans have been attributed to other segments in order to best reflect the Company’s financial position and results of operations.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings.  The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2007	2006	2007	2006
REVENUES
Homebuilding
North	$224,818	$305,684	$644,251	$878,301
Southeast	212,808	356,511	673,855	1,059,303
Texas	146,008	172,229	414,458	470,490
West	133,853	272,911	398,864	925,482
Financial services	14,849	23,607	47,023	69,096
Total	$732,336	$1,130,942	$2,178,451	$3,402,672
EARNINGS/(LOSS) BEFORE TAXES
Homebuilding
North	$9,903	$44,622	$39,065	$129,235
Southeast	(9,215)	59,339	7,651	178,248
Texas	5,433	13,919	20,349	35,424
West	(96,081)	23,415	(280,756)	99,729
Financial services	6,830	14,383	24,645	42,792
Corporate and unallocated	(11,391)	(23,771)	(24,941)	(57,768)
Total	$(94,521)	$131,907	$(213,987)	$427,660

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except share data)	2007	2006	2007	2006
NUMERATOR
Net earnings/(loss)	$(54,740)	$87,941	$(131,616)	$272,787

DENOMINATOR
Basic earnings per share—weighted-average shares	41,958,345	43,158,896	42,151,808	44,773,362
Effect of dilutive securities:
Stock options	-	947,561	-	1,347,509
Equity incentive plan	-	435,664	-	417,006
Dilutive potential of common shares	-	1,383,225	-	1,764,515
Diluted earnings per share—adjusted weighted average shares and assumed conversions	41,958,345	44,542,121	42,151,808	46,537,877
NET EARNINGS/(LOSS) PER COMMON SHARE
Basic	$(1.30)	$2.04	$(3.12)	$6.09
Diluted	(1.30)	1.97	(3.12)	5.86

For the three and nine months ended September 30, 2007, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company’s net loss for the current quarter and year-to-date period.  For the three- and nine-month

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

periods ended September 30, 2006, options to purchase 1.3 million and 1.1 million shares of common stock were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note 5.  Inventories

Housing inventories consist principally of homes under construction, land under development and improved lots.  Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes.  Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets.  Undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors.  The Company’s analysis of these communities generally assumes flat revenues when compared with current sales orders for particular or comparable communities.  The Company’s determination of fair value is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams.  Inventories to be disposed of are stated at the lower of cost less estimated selling costs or fair value and are reported net of valuation reserves.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  Valuation reserves related to inventories to be held and used or disposed of amounted to $320.7 million and $59.7 million at September 30, 2007 and December 31, 2006, respectively.  The net carrying values of the related inventories amounted to $318.4 million and $124.3 million at September 30, 2007 and December 31, 2006, respectively.

Costs of inventory include direct costs of land and land development; material acquisition; and home construction expenses.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.  Interest and taxes are capitalized during the land development stage.

The following table is a summary of capitalized interest:

(in thousands)	2007	2006
Capitalized interest at January 1	$98,932	$75,890
Interest capitalized	47,917	53,602
Interest amortized to cost of sales	(27,900)	(33,256)
Capitalized interest at September 30	$118,949	$96,236

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option:

	SEPTEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
	2007	2006	2006
LOTS OWNED
North	5,895	5,880	6,535
Southeast	10,833	11,016	12,021
Texas	6,216	6,760	6,647
West	5,627	7,595	8,101
Total lots owned	28,571	31,251	33,304

LOTS CONTROLLED UNDER OPTION
North	7,276	10,747	11,190
Southeast	4,746	10,192	12,556
Texas	3,821	5,430	5,909
West	840	2,698	3,989
Total lots controlled under option	16,683	29,067	33,644
TOTAL LOTS OWNED AND CONTROLLED	45,254	60,318	66,948

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

Goodwill is allocated to the reporting unit from which it originates.  The Company recorded a goodwill impairment charge of $15.4 million during the quarter ended March 31, 2007, under “Selling, general and administrative expenses.”  This impairment was related to the 1986 acquisition of MJ Brock & Sons, a California homebuilder based in the Company’s West region.  At September 30, 2007, the Company’s remaining goodwill totaled $2.8 million, net of $2.3 million of accumulated amortization.

As a result of the Company’s application of the nonamortization provisions of SFAS 142, no amortization of goodwill was recorded during the three and nine months ended September 30, 2006.

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

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

In compliance with the provisions of FIN 46, the Company consolidated $147.0 million of inventory not owned at September 30, 2007, $146.8 million of which pertained to land and lot option purchase contracts representing the fair value of the optioned property and $258,000 of which pertained to one of the Company’s homebuilding joint ventures.  (See Note 8, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $11.8 million of its related cash deposits for lot option purchase contracts, which are included in “Consolidated inventory not owned.”  Minority interest totaling $135.0 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At September 30, 2007, the Company had cash deposits and letters of credit totaling $25.1 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss.  Creditors of these VIEs, if any, have no recourse against the Company.  At September 30, 2007, the Company had cash deposits and/or letters of credit totaling $59.3 million that were associated with lot option purchase contracts having an aggregate purchase price of $524.6 million and relating to VIEs in which it did not have a primary variable interest.

Note 8.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots.  Currently, the Company participates in 11 homebuilding joint ventures in the Atlanta, Austin, Chicago, Dallas, Denver, Las Vegas, Orlando and Phoenix markets.  The Company participates in a number of joint ventures in which it has less than a controlling interest.  It recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders.  The Company does not, however, recognize earnings from lots that it purchases from the joint ventures.  Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.

At September 30, 2007 and December 31, 2006, the Company’s investments in its unconsolidated joint ventures totaled $30.4 million and $13.5 million, respectively, and were classified in the consolidated balance sheets under “Other” assets.  The Company’s equity in earnings of its unconsolidated joint ventures totaled $8,000 and $72,000 for the three months ended September 30, 2007 and 2006, respectively.  The Company’s equity in earnings totaled $128,000 for the nine months ended September 30, 2007, compared to equity in losses of $273,000 for the same period in 2006.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $780.6 million and $649.2 million at September 30, 2007 and December 31, 2006, respectively.  The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $506.2 million and $429.0 million at September 30, 2007 and December 31, 2006, respectively.  One of the Company’s joint ventures had debt of $428.8 million at September 30, 2007, and $407.2 million at December 31, 2006.  The Company had a 3.3 percent pro-rata interest on the debt, or $14.2 million and $13.5 million at September 30, 2007 and December 31, 2006, respectively.

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

The following table summarizes each reporting segment’s total estimated share of lots owned and lots controlled by the Company under its joint ventures:

	SEPTEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
	2007	2006	2006
LOTS OWNED
North	755	856	880
Southeast	323	356	319
Texas	191	203	209
West	410	441	516
Total lots owned	1,679	1,856	1,924

LOTS CONTROLLED UNDER OPTION
West	1,209	1,209	1,209
Total lots controlled under option	1,209	1,209	1,209
TOTAL LOTS OWNED AND CONTROLLED	2,888	3,065	3,133

At September 30, 2007, one of the joint ventures in which the Company participates was consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in this entity.  The Company eliminated any pretax earnings or losses from this joint venture, as all sales were made to the Company for the three months ended September 30, 2007, and recorded pretax losses of $15,000 for the same period in 2006.  For the nine-month periods ended September 30, 2007 and 2006, the Company recorded pretax earnings of $108,000 and $420,000, respectively.  As of September 30, 2007, the Company has consolidated total assets of $293,000, including consolidated inventory not owned (see Note 7, “Variable Interest Entities”) and a minority interest of $406,000.  Total assets of $78.3 million, including consolidated inventory not owned (see Note 7, “Variable Interest Entities”); total liabilities of $60.5 million; and a minority interest of $9.5 million, were consolidated at December 31, 2006.

Note 9.  Debt

During the third quarter of 2007, the Company redeemed $75.0 million of its $150.0 million of 5.4 percent senior notes due June 2008 at a redemption price of 100.2 percent of the principal amount of the notes outstanding, plus accrued interest as of the redemption date.  The Company recognized a $260,000 loss related to the early retirement of these notes in the third quarter of 2007.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

At September 30, 2007, the Company had outstanding (a) $75.0 million of 5.4 percent senior notes due June 2008; (b) $250.0 million of 5.4 percent senior notes due May 2012; (c) $250.0 million of 6.9 percent senior notes due June 2013; and (d) $250.0 million of 5.4 percent senior notes due January 2015.  Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

Additionally, at September 30, 2007, the Company had a $1.1 billion unsecured revolving credit facility.  The credit agreement, which matures in January 2011, also provides access to an additional $366.5 million of financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments.  The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for the issuance of standby letters of credit.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate.  The credit agreement has

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

been, and is intended to be, used for general corporate purposes.  The credit agreement contains various customary affirmative, negative and financial covenants.  The Company was in compliance with these covenants at September 30, 2007.  There was $117.0 million outstanding under the facility at September 30, 2007, and no borrowings outstanding under this agreement at December 31, 2006.  Letters of credit aggregating $168.0 million and $192.9 million were outstanding under this agreement at September 30, 2007 and December 31, 2006, respectively.  Under this facility, the unused borrowing capacity totaled $848.5 million and $940.6 million at September 30, 2007 and December 31, 2006, respectively.  (See Note 16, “Subsequent Event” and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

At September 30, 2007, the Company’s obligations to pay principal, premium, if any, and interest under its $1.1 billion unsecured revolving credit facility; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  (See Note 15, “Supplemental Guarantor Information.”)

The senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At September 30, 2007, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At September 30, 2007, outstanding seller-financed nonrecourse notes payable were $41.3 million, versus $50.1 million at December 31, 2006.

Note 10.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At September 30, 2007 and December 31, 2006, the cash surrender value of these contracts was $29.3 million and $24.8 million, respectively, and is included in “Other” assets.  The net periodic benefit cost of these plans for the three months ended September 30, 2007, was $1.6 million and included service costs of $1.3 million, interest costs of $444,000 and investment earnings of $151,000.  For the three months ended September 30, 2006, the net periodic benefit cost was $914,000 and included service costs of $1.2 million, interest costs of $269,000 and investment earnings of $540,000.  For the nine months ended September 30, 2007, the net periodic benefit cost of these plans was $3.2 million and included service costs of $3.2 million, interest costs of $1.0 million and investment earnings of $1.0 million.  For the nine months ended September 30, 2006, the net periodic benefit cost was $3.1 million and included service costs of $3.3 million, interest costs of $767,000 and investment earnings of $1.0 million. The $22.2 million and $18.0 million projected benefit obligations at September 30, 2007 and December 31, 2006, respectively, were equal to the net liability recognized in the balance sheet at those dates.  The weighted-average discount rate used for the plans was 7.7 percent and 7.6 percent for the nine-month periods ended September 30, 2007 and 2006, respectively.

Note 11.  Income Taxes

The Company implemented the provisions of Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” effective January 1, 2007.  As of the date of adoption, the Company’s liability for unrecognized tax benefits was $11.4 million, that if recognized, will affect the

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

Company’s effective tax rate.  The Company accounts for interest and penalties on unrecognized tax benefits through its provision for income taxes and, as of the date of adoption, had $4.4 million in accrued interest and penalties.  As of the date of adoption the Company estimated that, within 12 months from the date of adoption, $3.5 million of unrecognized federal income tax liability and $2.5 million of unrecognized state income tax liability will reverse due to the anticipated expiration of time to assess tax.  As of the date of adoption, tax years 2003 through 2006 remain subject to examination.

For the quarter ended September 30, 2007, the Company reversed $6.5 million of federal and state unrecognized tax benefits and accrued interest due to the expiration of time to assess tax.  As of September 30, 2007, tax years 2004 through 2006 remain subject to examination.

The Company’s provision for income tax presented an effective income tax benefit rate of 42.1 percent for the third quarter of 2007, compared to a provision expense of 33.3 percent for the same period in 2006.  The increase in tax benefit for the third quarter ended September 30, 2007, compared to the same three-month period in 2006, was primarily due to the Company’s reversal of prior year tax provision no longer required due to the expiration of various tax statutes of limitations and the impact of lower pretax earnings for the year.  The Company anticipates its annual effective rate to be approximately 39.0 percent; however, as a result of the uncertainty of current market conditions, the Company is unable to provide more precise annual effective rate guidance at this time.

Note 12.  Stock-Based Compensation

The Ryland Group, Inc. 2007 Equity Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees.  Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years.  Certain outstanding stock options granted under predecessor plans have a maximum term of ten years.  Outstanding restricted stock units granted under predecessor plans generally vest in three equal annual installments.  At September 30, 2007 and December 31, 2006, stock options or other awards or units available for grant totaled 1,546,051 and 240,645, respectively.

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”) provides for a yearly stock award of 3,000 shares to each non-employee director on May 1 of each year.  New non-employee directors will receive a pro-rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected.  Stock awards are fully vested and non-forfeitable on their applicable award dates.  Stock awards totaling 93,000 and 120,000 at September 30, 2007 and December 31, 2006, respectively, were available for future grant in accordance with the Director Plan.  Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of non-statutory stock options to directors.  These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (“excess tax benefits”) to be classified as financing cash flows.  Excess tax benefits of $5.8 million and $13.4 million for the nine months ended September 30, 2007 and 2006, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

For the three months ended September 30, 2007, the Company recorded $2.3 million of stock-based compensation expense, or $0.03 per diluted share, before income tax benefits of $955,000.  Net earnings for the three months

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

ended September 30, 2006, included $5.2 million, or $0.07 per diluted share of stock-based compensation expense, before income tax benefits of $2.0 million.  The Company recorded $10.0 million of stock-based compensation expense for the nine months ended September 30, 2007, or $0.16 per diluted share, before income tax benefits of $3.4 million.  Net earnings for the nine months ended September 30, 2006, included $18.9 million, or $0.25 per diluted share of stock-based compensation expense, before income tax benefits of $7.1 million.  Stock-based compensation expenses have been allocated to the Company’s reportable segments and are reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

The Company has determined the grant-date fair value of stock options by using the Black-Scholes-Merton option-pricing formula.  Expected volatility is based upon the historical volatility of the Company’s common stock.  The expected dividend yield is based on an annual dividend rate of $0.48 per common share.  The risk-free interest rate for periods within the contractual life of the stock option award is based upon the zero-coupon U.S. Treasury bond on the date the stock option is granted, with a maturity equal to the expected option life of the stock option granted.  The expected option life is derived from historical experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.  The following table summarizes the weighted-average inputs used and fair values determined for stock options granted during the nine-month periods ended September 30, 2007 and 2006:

	2007	2006
Expected volatility	35.8%	38.0%
Expected dividend yield	1.1%	0.8%
Expected term (in years)	3.4	3.2
Risk-free rate	4.6%	5.0%
Weighted-average grant-date fair value	$12.70	$19.17

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s plans as of September 30, 2007 and 2006, and changes for the nine-month periods then ended follows:

			WEIGHTED
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2006	4,654,570	$25.91	5.71
Granted	374,500	62.31
Exercised	(707,553)	12.83
Forfeited	(9,930)	55.85
Options outstanding at September 30, 2006	4,311,587	$31.15	5.21	$74,197
Available for future grant	303,865
Total shares reserved	4,615,452
Options exercisable at September 30, 2006	3,456,000	$25.10	5.23	$73,383
Options outstanding at January 1, 2007	4,164,142	$31.29	5.02
Granted	658,500	43.60
Exercised	(486,192)	13.23
Forfeited	(108,570)	52.63
Options outstanding at September 30, 2007	4,227,880	$34.73	4.48	$15,502
Available for future grant	1,639,051
Total shares reserved	5,866,931
Options exercisable at September 30, 2007	3,273,801	$30.40	4.56	$15,502

The Company recorded stock-based compensation expense related to stock options of $1.2 million and $1.7 million for the three-month periods ended September 30, 2007 and 2006, respectively.  Stock-based compensation expense related to stock options was $3.8 million and $8.6 million for the nine months ended September 30, 2007 and 2006, respectively.

During the three- and nine-month periods ended September 30, 2007, the total intrinsic values of stock options exercised were $3.5 million and $15.3 million, respectively.  For the three- and nine-month periods ended September 30, 2006, the total intrinsic value of stock options exercised was $3.7 million and $35.2 million, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

A summary of the Company’s non-vested options as of and for the nine-month periods ended September 30, 2007 and 2006 follows:

	2007		2006
		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE
		GRANT-DATE		GRANT-DATE
	SHARES	FAIR VALUE	SHARES	FAIR VALUE
Nonvested options outstanding at January 1	798,807	$16.40	1,294,035	$13.40
Granted	658,500	12.70	374,500	19.17
Vested	(394,658)	14.64	(803,018)	12.82
Forfeited	(108,570)	15.35	(9,930)	16.61
Nonvested options outstanding at September 30	954,079	$14.70	855,587	$16.43

As of September 30, 2007, there was $10.0 million of total unrecognized compensation cost related to nonvested stock option awards granted under the Company’s plans.  That cost is expected to be recognized over the next 2.8 years.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans.  Compensation expense recognized for such awards was $707,000 and $3.1 million for the three months ended September 30, 2007 and 2006, respectively.  The Company recorded expense related to restricted stock awards of $5.4 million and $8.9 million for the nine months ended September 30, 2007 and 2006, respectively.

The following is a summary of activity relating to restricted stock awards:

	2007	2006
Restricted shares at January 1	435,664	441,000
Shares awarded	25,000	133,000
Shares vested	(182,664)	(138,336)
Shares forfeited	(36,000)	-
Restricted shares at September 30	242,000	435,664

At September 30, 2007, the outstanding restricted shares will vest as follows:  2008–121,331; 2009–80,669; and 2010–40,000.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan.  The Company recorded stock-based compensation expense related to such grants in the amount of $326,000 and $857,000 during the three- and nine-month periods ended September 30, 2007.  The Company recorded stock-based compensation expense related to such grants in the amount of $469,000 and $1.4 million during the three- and nine-month periods ended September 30, 2006.

Note 13.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At September 30, 2007, it had related cash deposits and letters of credit outstanding that totaled $106.0 million for land options pertaining to land purchase contracts with an aggregate purchase price of $925.1 million.  The Company had related cash deposits and letters of credit outstanding that

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

totaled $187.8 million for land options pertaining to land purchase contracts with an aggregate purchase price of $1.5 billion at December 31, 2006.  At September 30, 2007, the Company had commitments with respect to option contracts having specific performance provisions of approximately $30.1 million, compared to $34.2 million at December 31, 2006.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At September 30, 2007, total development bonds were $389.9 million, while total related cash deposits and letters of credit were $51.6 million.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At September 30, 2007 and December 31, 2006, one of the joint ventures in which the Company participates had debt of $428.8 million and $407.2 million, respectively.  In this joint venture, the Company and its partners provide guarantees of debt on a pro rata basis.  The Company had a 3.3 percent pro-rata interest on the debt, or $14.2 million and $13.5 million, at September 30, 2007 and December 31, 2006, respectively, and a completion guarantee related to project development that could require the Company to pay a pro rata amount of additional development costs.  The guarantees apply if a partner in the joint venture defaults on its loan arrangement and the fair value of the collateral, which includes land and improvements, is less than the loan balance.  In another of its joint ventures, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility.  At September 30, 2007, the actual borrowings against the revolving credit facility for this joint venture were $55.0 million, of which the Company’s pro-rata share of debt was $27.5 million.  At December 31, 2006, the actual borrowings against the revolving credit facility for this joint venture were $53.8 million, of which the Company’s pro-rata share of debt was $26.9 million.

Interest rate lock commitments (“IRLCs”) represent loan commitments with customers at market rates generally up to 180 days before settlement.  At September 30, 2007, the Company had outstanding IRLCs totaling $132.4 million.  Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2007	2006
Balance at January 1	$44,102	$41,647
Warranties issued	10,346	22,295
Settlements made	(15,770)	(20,355)
Balance at September 30	$38,678	$43,587

The Company requires substantially all of its subcontractors to have general liability insurance (including construction defect coverage) and workmans compensation insurance.  These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits.  However, with fewer insurers participating, general liability insurance for the homebuilding industry has become more difficult to obtain over the past several years.  As a result, RHIC provides insurance services to the homebuilding segments’ subcontractors in certain markets.  At September 30, 2007, RHIC had $35.9 million in cash and cash equivalents and $26.3 million in subcontractor product liability reserves, which are included under “Cash and cash equivalents” and “Accrued and other liabilities,” respectively.  At December

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

31, 2006, RHIC had $28.9 million in cash and cash equivalents and $22.5 million in subcontractor product liability reserves, which are included in the consolidated balance sheet.

Changes in the Company’s subcontractor product liability reserves during the period are as follows:

(in thousands)	2007	2006
Balance at January 1	$22,521	$16,907
Insurance expense provisions	3,730	4,432
Balance at September 30	$26,251	$21,339

The Company is party to various legal proceedings generally incidental to its businesses.  Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims.  The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims.  The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies.  Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates.  At September 30, 2007 and December 31, 2006, the Company had legal reserves of $17.5 million and $21.0 million, respectively.

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

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair-Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits a company to measure certain financial instruments and other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The implementation of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

Note 15.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $1.1 billion unsecured revolving credit facility; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent—owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional.

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

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$454,097	$269,324	$14,849	$(5,934)	$732,336

EXPENSES
Corporate, general and administrative	476,381	348,131	8,019	(5,934)	826,597
Expenses related to early retirement of debt	260	-	-	-	260
TOTAL EXPENSES	476,641	348,131	8,019	(5,934)	826,857

Earnings/(loss) before taxes	(22,544)	(78,807)	6,830	-	(94,521)
Tax expense/(benefit)	(8,858)	(34,059)	3,136	-	(39,781)
Equity in net earnings of subsidiaries	(41,054)	-	-	41,054	-
NET EARNINGS/(LOSS)	$(54,740)	$(44,748)	$3,694	$41,054	$(54,740)

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

	NINE MONTHS ENDED SEPTEMBER 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$1,342,683	$815,889	$48,624	$(28,745)	$2,178,451

EXPENSES
Corporate, general and administrative	1,371,239	1,025,705	23,979	(28,745)	2,392,178
Expenses related to early retirement of debt	260	-	-	-	260
TOTAL EXPENSES	1,371,499	1,025,705	23,979	(28,745)	2,392,438

Earnings/(loss) before taxes	(28,816)	(209,816)	24,645	-	(213,987)
Tax expense/(benefit)	(11,094)	(80,764)	9,487	-	(82,371)
Equity in net earnings of subsidiaries	(113,894)	-	-	113,894	-
NET EARNINGS/(LOSS)	$(131,616)	$(129,052)	$15,158	$113,894	$(131,616)

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$700,447	$442,224	$20,453	$(32,182)	$1,130,942

EXPENSES
Corporate, general and administrative	595,294	422,158	6,070	(32,182)	991,340
Expenses related to early retirement of debt	7,695	-	-	-	7,695
TOTAL EXPENSES	602,989	422,158	6,070	(32,182)	999,035

Earnings before taxes	97,458	20,066	14,383	-	131,907
Tax expense	30,972	7,525	5,469	-	43,966
Equity in net earnings of subsidiaries	21,455	-	-	(21,455)	-
NET EARNINGS	$87,941	$12,541	$8,914	$(21,455)	$87,941

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

	NINE MONTHS ENDED SEPTEMBER 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$2,024,494	$1,393,191	$78,870	$(93,883)	$3,402,672

EXPENSES
Corporate, general and administrative	1,725,833	1,299,289	36,078	(93,883)	2,967,317
Expenses related to early retirement of debt	7,695	-	-	-	7,695
TOTAL EXPENSES	1,733,528	1,299,289	36,078	(93,883)	2,975,012

Earnings before taxes	290,966	93,902	42,792	-	427,660
Tax expense	103,613	35,213	16,047	-	154,873
Equity in net earnings of subsidiaries	85,434	-	-	(85,434)	-
NET EARNINGS	$272,787	$58,689	$26,745	$(85,434)	$272,787

CONSOLIDATING BALANCE SHEET

	SEPTEMBER 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$19,721	$11,570	$50,094	$-	$81,385
Consolidated inventories owned	1,500,589	753,410	-	-	2,253,999
Consolidated inventories not owned	4,691	7,104	135,224	-	147,019
Total inventories	1,505,280	760,514	135,224	-	2,401,018
Investment in subsidiaries/ intercompany receivables	772,785	-	-	(772,785)	-
Other assets	391,096	95,012	43,517	-	529,625
TOTAL ASSETS	2,688,882	867,096	228,835	(772,785)	3,012,028

LIABILITIES
Accounts payable and other accrued liabilities	381,401	129,611	54,164	-	565,176
Debt	979,284	3,999	-	-	983,283
Intercompany payables	-	222,867	12,528	(235,395)	-
TOTAL LIABILITIES	1,360,685	356,477	66,692	(235,395)	1,548,459

MINORITY INTEREST	-	-	135,372	-	135,372

STOCKHOLDERS’ EQUITY	1,328,197	510,619	26,771	(537,390)	1,328,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,688,882	$867,096	$228,835	$(772,785)	$3,012,028

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

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net operating (loss) earnings	$(131,616)	$(129,052)	$15,158	$113,894	$(131,616)
Adjustments to reconcile net earnings to net cash provided by operating activities	187,317	204,749	1,205	-	393,271
Changes in assets and liabilities	(146,115)	(28,477)	(34,600)	(113,894)	(323,086)
Other operating activities, net	(22,605)	-	-	-	(22,605)
Net cash (used for) provided by operating activities	(113,019)	47,220	(18,237)	-	(84,036)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(17,221)	(11,719)	58	-	(28,882)
Other investing activities, net	-	-	742	-	742
Net cash (used for) provided by investing activities	(17,221)	(11,719)	800	-	(28,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	38,185	(5,019)	-	-	33,166
Common stock dividends, repurchases and stock-based compensation	(54,638)	-	-	-	(54,638)
Intercompany balances	123,285	(147,991)	24,706	-	-
Other financing activities, net	-	-	(4)	-	(4)
Net cash provided by (used for) financing activities	106,832	(153,010)	24,702	-	(21,476)
Net (decrease) increase in cash and cash equivalents	(23,408)	(117,509)	7,265	-	(133,652)
Cash and cash equivalents at beginning of year	43,129	129,079	42,829	-	215,037

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,721	$11,570	$50,094	$-	$81,385

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2006
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$272,787	$58,689	$26,745	$(85,434)	$272,787
Adjustments to reconcile net earnings to net cash provided by operating activities	42,594	34,817	928	-	78,339
Changes in assets and liabilities	(587,136)	(156,006)	(31,122)	85,434	(688,830)
Other operating activities, net	(16,657)	-	-	-	(16,657)
Net cash used for operating activities	(288,412)	(62,500)	(3,449)	-	(354,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(24,801)	(16,596)	(1,137)	-	(42,534)
Other investing activities, net	-	-	2,200	-	2,200
Net cash (used for) provided by investing activities	(24,801)	(16,596)	1,063	-	(40,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	261,560	(4,571)	-	-	256,989
Common stock dividends, repurchases and stock-based compensation	(234,372)	-	-	-	(234,372)
Intercompany balances	235,863	(253,282)	17,419	-	-
Other financing activities, net	-	-	(48)	-	(48)
Net cash provided by (used for) financing activities	263,051	(257,853)	17,371	-	22,569
Net (decrease) increase in cash and cash equivalents	(50,162)	(336,949)	14,985	-	(372,126)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	-	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,733	$22,760	$34,764	$-	$89,257

The Consolidating Statement of Cash Flows for the nine months ended September 30, 2006, has been restated to reflect cash flows related to changes in intercompany balances as “Cash Flows From Financing Activities,” as opposed to “Cash Flows From Operating Activities,” to conform with the current year presentation.  This restatement had no effect on the Company’s consolidated prior period earnings per share or retained earnings.

Note 16. Subsequent Event

In October 2007, the Company amended its revolving credit facility agreement by reducing its borrowing capacity from $1.1 billion to $750.0 million in an effort to reduce costs related to unused capacity and to provide additional flexibility by modifying several covenants. Under the amended agreement, among other things, the Company replaced the interest ratio covenant with an increase in fees based on its leverage ratio and public debt rating; provided a pricing premium and debt-to-capital ratio reduction if its interest coverage ratio is less than 2.0 to 1.0; and changed certain definitions that would affect the method of calculating EBITDA.  The facility’s maturity date of January 2011 and uncommitted accordion feature which expands the facility’s capacity to $1.5 billion remain unchanged.  (See Note 9, “Debt” and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

In October 2007, Moody’s placed the Company’s investment grade rating under review and in November 2007, S&P reaffirmed the Company’s investment grade rating, but revised its outlook to negative. In the event both credit rating agencies downgrade the Company, these actions would have no impact on the Company’s senior notes, but could effect its cost of borrowing, capacity and covenants under its revolving credit facility, and limit its ability to obtain additional financing or refinancing on favorable terms.

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

•                                          increased competition;

•                                          instability and uncertainty in the mortgage lending market, including revisions to underwriting standards for borrowers;

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

•                                          the risk factors set forth in the Company’s most recent Annual Report on Form 10-K and set forth under Item 1A. “Risk Factors” in this report; and

•                                          other factors over which the Company has little or no control.

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate.  The homebuilding operations are, by far, the most substantial part of the Company’s business, comprising approximately 98 percent of consolidated revenues for the three and nine months ended September 30, 2007.  The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

For several years prior to 2006, the price appreciation of homes was relatively high in most markets and, in turn, attracted speculation.  As price appreciation slowed, consumer confidence and demand decreased, causing national homebuilders to experience increasing inventories that resulted in a dramatic rise in the number of homes available for sale.  In order to compete in this environment, the Company has maintained its current operating strategy of increasing advertising; offering price discounts and other incentives to generate sales; reducing inventory and commitments to purchase land in the future through contract renegotiations and cancellations; lowering overhead expense to more closely match projected volume levels; renegotiating contracts with subcontractors and suppliers; and focusing on cash flow and debt reduction.

During the third quarter of 2007, a significant decrease in the availability of mortgage products resulting from increased industry loan delinquencies, foreclosure rates and the related tightening of credit standards have further impacted the industry and the Company’s ability to attract homebuyers.  These factors have exacerbated already high inventory levels of new and resale homes, increased cancellation levels and weakened consumer confidence.  As a result, the Company and the homebuilding industry continued to report declines in the volume of homes sold, decreases in prices and additional valuation adjustments.

The Company reported a consolidated net loss of $54.7 million, or $1.30 per diluted share, for the third quarter of 2007, compared to consolidated net earnings of $87.9 million, or $1.97 per diluted share, for the third quarter of 2006.  The decline in net earnings was due to a decline in revenues and lower margins, the latter resulting from inventory valuation adjustments and write-offs, as well as from a more competitive sales environment in most markets.  For the three months ended September 30, 2007, pretax losses from the homebuilding segments totaled $90.0 million, compared to pretax earnings of $141.3 million for the same period in 2006.  For the three months ended September 30, 2007 and 2006, the pretax earnings from the Company’s financial services segment were $6.8 million and $14.4 million, respectively.

The Company’s revenues were $732.3 million for the third quarter of 2007, down 35.2 percent from the third quarter of 2006.  This decrease was primarily attributable to a decline in closings, average closing prices and mortgage originations.  Revenues for the homebuilding and financial services segments were $717.5 million and $14.8 million, respectively, for the third quarter of 2007, compared to $1.1 billion and $23.6 million for the same period in 2006.

As a result of declining sales trends, new orders decreased 20.9 percent to 1,876 units for the third quarter ended September 30, 2007, from 2,372 units for the same period in 2006.  New order dollars decreased 27.0 percent for the third quarter of 2007, compared to the third quarter of 2006, primarily reflecting reduced demand in the housing market.

Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, declined 10.1 percent to $2.3 billion at September 30, 2007, from $2.5 billion at December 31, 2006.  Land under development decreased by 17.1 percent to $1.2 billion at September 30, 2007, compared to December 31, 2006.

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

The Company did not repurchase any stock during the third quarter of 2007.  At September 30, 2007, outstanding shares were 41,999,045, versus 42,521,860 at September 30, 2006, a decrease of 1.2 percent.  The Company’s net debt-to-capital ratio was 40.4 percent at September 30, 2007, compared to 32.7 percent at December 31, 2006.

Stockholders’ equity decreased $183.0 million, or 12.1 percent, for the nine months ended September 30, 2007, compared to an increase of 3.6 percent for the same period in 2006.  Stockholders’ equity per share declined 5.7 percent to $31.62 at September 30, 2007, from $33.53 at September 30, 2006.

Homebuilding

Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments.  At September 30, 2007, the Company operated in the following metropolitan areas:

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

Conditions have been increasingly challenging in regions that have previously experienced the highest price appreciation, such as the California, Florida, Las Vegas, Phoenix, and Washington, D.C., markets.  As a result of declining affordability, decreased demand and changes in buyer perceptions, the excess supply of housing inventory has reached higher levels in these areas.  In an attempt to maintain market share and reduce inventory investment to match current sales volume levels, the Company has increased its use of sales discounting and incentives.  To date, the discounting has been most pronounced in the Company’s West region.  Competition and pricing pressure has intensified in recent quarters, requiring the Company to continuously review the economics of communities in relation to the local conditions of such markets.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” inventory is reviewed for potential write-downs on an ongoing basis.  SFAS 144 requires that, in the event that impairment indicators are present, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts.  Undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors.  The Company’s analysis of these communities generally assumes flat revenues when compared with current sales orders for particular or comparable communities.  The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams.  Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when events or circumstances indicate that the carrying values are greater than the fair values.  As a result, the Company recorded impairment charges of $117.2 million and $308.6 million, in order to reduce the carrying value of the impaired communities to their estimated fair value during the three- and nine-month periods ended September 30, 2007, respectively.  Should current homebuilder market conditions deteriorate, it is possible that the Company’s estimates of undiscounted cash flows from its communities may change, resulting in additional future impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue.  During the three months ended September 30, 2007, the Company wrote off $9.4 million and $1.4 million of earnest money deposits and feasibility costs, respectively, that related to land purchase option contracts, which it would not pursue.  During the nine months ended September 30, 2007,

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

write offs of earnest money deposits and feasibility costs related to land purchase option contracts, that the Company would not pursue were $28.8 million and $3.4 million, respectively.  Should currently weak homebuilding market conditions persist or deteriorate and the Company be unsuccessful in its efforts to renegotiate certain land purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

The following table is a summary of impairments taken for the three and nine months ended September 30, 2007 and 2006:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2007	2006	2007	2006
NORTH
Inventory valuation adjustments	$11,129	$-	$19,127	$-
Option deposit and feasibility cost write-offs	1,166	851	4,746	2,103
Total	12,295	851	23,873	2,103

SOUTHEAST
Inventory valuation adjustments	21,385	-	53,365	-
Option deposit and feasibility cost write-offs	3,393	1,215	8,220	1,622
Total	24,778	1,215	61,585	1,622

TEXAS
Inventory valuation adjustments	907	-	907	-
Option deposit and feasibility cost write-offs	380	230	583	315
Total	1,287	230	1,490	315

WEST
Inventory valuation adjustments	83,806	-	235,156	20,017
Option deposit and feasibility cost write-offs	5,899	1,244	18,589	2,177
Total	89,705	1,244	253,745	22,194
Total impairments	$128,065	$3,540	$340,693	$26,234

At September 30, 2007, the fair value of the inventory in the Company’s 23 communities currently subject to write-downs, net of $117.2 million of write-downs, was $134.4 million.

Three months ended September 30, 2007, compared to three months ended September 30, 2006

The homebuilding segments reported pretax losses of $90.0 million for the third quarter of 2007, compared to pretax earnings of $141.3 million for the same period in the prior year.  Homebuilding results for the third quarter of 2007 decreased from 2006 primarily due to a decline in closing volume, increased sales incentives and inventory valuation adjustments and write-offs.

Homebuilding revenues were $717.5 million for the third quarter of 2007, compared to $1.1 billion for the third quarter of 2006, representing a 32.3 percent decline in closings and a 2.4 percent decline in the average closing price of a home.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the third quarter of 2007.  Homebuilding revenues for the third quarter of 2007 included $8.3 million from land sales, compared to $37.4 million for the third quarter of 2006, which contributed net gains of $294,000 and $7.3 million to pretax earnings in 2007 and 2006, respectively.  The gross profit percentage from land sales decreased to 3.6 percent for the three months ended September 30, 2007, from 19.5

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

percent for the same period in the prior year.  The fluctuations in revenues and gross profit percentages from land sales are a function of local market conditions and land portfolios.  The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders and commercial developers.  For the third quarter of 2007, gross profit margins averaged 17.4 percent prior to inventory valuation adjustments and write-offs and negative 0.3 percent subsequent to these adjustments, compared to 22.5 percent for the third quarter of 2006.  The decrease was due to inventory valuation adjustments and write-offs totaling $126.7 million, as well as to increased price concessions and sales incentives related to homes delivered during the third quarter of 2007.

Selling, general and administrative expenses, as a percentage of revenue, were 12.3 percent for the three months ended September 30, 2007, compared to 9.7 percent for the same period in the prior year.  This increase was mainly attributable to higher marketing and advertising costs per unit, as well as to $1.4 million in feasibility cost write-offs, plus severance and relocation costs of $1.0 million.

During the third quarters of 2007 and 2006, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during those periods due to development activity.

Nine months ended September 30, 2007, compared to nine months ended September 30, 2006

The homebuilding segments reported pretax losses of $213.7 million for the first nine months of 2007, compared to pretax earnings of $442.6 million for the same period in the prior year.  Homebuilding results for the first nine months of 2007 decreased from 2006 primarily due to inventory valuation adjustments and write-offs; a goodwill impairment charge; a decline in closing volume; and increased sales incentives.

Homebuilding revenues decreased to $2.1 billion for the first nine months of 2007, compared to $3.3 billion for the first nine months of 2006, primarily due to a 34.3 percent decline in closings and a 1.0 percent decrease in average closing price.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land sales during the first nine months of 2007.  Homebuilding revenues for the first nine months of 2007 included $15.2 million from land sales, compared to $71.3 million for the first nine months of 2006, which contributed net gains of $1.4 million and $18.7 million to pretax earnings in 2007 and 2006, respectively.  The gross profit percentage from land sales decreased to 9.1 percent for the nine months ended September 30, 2007, from 26.2 percent in 2006.

For the first nine months of 2007, gross profit margins averaged 18.3 percent prior to inventory valuation adjustments and write-offs and 2.4 percent subsequent to these adjustments, compared to 23.3 percent for the first nine months of 2006.  The decrease was due to inventory valuation adjustments and write-offs totaling $337.3 million, as well as to increased price concessions and sales incentives related to homes delivered during the first nine months of 2007.

Selling, general and administrative expenses, as a percentage of revenue, were 12.5 percent for the nine months ended September 30, 2007, compared to 10.1 percent for the same period in the prior year.  This increase was mainly attributable to a goodwill impairment charge of $15.4 million; higher marketing and advertising costs per unit; charges of $3.4 million for feasibility cost write-offs; and $6.0 million relating to severance and relocation costs.

During the first nine months of 2007 and 2006, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during those periods due to development activity.

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

Homebuilding Segment Information

New order dollars decreased 27.0 percent for the third quarter of 2007, compared to the same period in the prior year.  New order dollars for the three months ended September 30, 2007, fell 26.0 percent in the North, 19.3 percent in the Southeast, 45.6 percent in Texas and 14.8 percent in the West, compared to the third quarter of 2006.  New orders for the third quarter of 2007 decreased 20.9 percent to 1,876 units from 2,372 units for the same period in 2006 primarily due to softening demand in most markets and a more competitive sales environment.  The cancellation rate was 43.0 percent for the quarter ended September 30, 2007, compared to 42.5 percent for the same period in 2006.  For the first nine months ended September 30, 2007 and 2006, the cancellation rate was 34.6 percent and 34.3 percent, respectively.

NEW ORDERS AND CLOSINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
NEW ORDERS

UNITS
North	576	696	2,065	2,510
Southeast	537	622	2,031	2,731
Texas	400	761	1,911	2,729
West	363	293	1,379	1,446
Total	1,876	2,372	7,386	9,416

DOLLARS (in millions)
North	$172	$233	$652	$824
Southeast	135	168	562	816
Texas	86	158	398	548
West	98	114	449	558
Total	$491	$673	$2,061	$2,746
CLOSINGS

UNITS
North	692	941	1,998	2,697
Southeast	728	1,196	2,210	3,610
Texas	712	897	1,955	2,458
West	363	654	1,095	2,280
Total	2,495	3,688	7,258	11,045

AVERAGE CLOSING PRICE (in thousands)
North	$325	$328	$321	$315
Southeast	292	297	303	289
Texas	204	191	211	189
West	348	364	357	388
Total	$284	$291	$291	$294

New order dollars decreased 24.9 percent for the first nine months of 2007, compared to the same period in the prior year.  New order dollars for the first nine months ended September 30, 2007, decreased 20.9 percent in the North, 31.1 percent in the Southeast, 27.2 percent in Texas and 19.6 percent in the West, compared to the first nine months of 2006.  New orders for the first nine months ended September 30, 2007, decreased 21.6 percent to 7,386 units from 9,416 units for the same period in 2006.

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

OUTSTANDING CONTRACTS

	SEPTEMBER 30,
	2007	2006
UNITS
North	1,224	1,587
Southeast	1,460	2,722
Texas	976	1,600
West	674	926
Total	4,334	6,835
DOLLARS (in millions)
North	$398	$544
Southeast	419	878
Texas	214	342
West	210	359
Total	$1,241	$2,123
AVERAGE PRICE (in thousands)
North	$323	$343
Southeast	287	323
Texas	219	214
West	311	388
Total	$286	$311

Outstanding contracts denote the Company’s backlog of sold but not closed homes, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  At September 30, 2007, the Company’s outstanding contracts for 4,334 units represented a 36.6 percent decrease, compared to the number of outstanding contracts at September 30, 2006.  The $1.2 billion value of outstanding contracts at September 30, 2007, represented a decline of 41.6 percent, compared to the value of outstanding contracts at September 30, 2006.  At September 30, 2007, the average sales price for outstanding contracts decreased by 8.0 percent, compared to the same period in the prior year.

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

(in thousands)	2007	2006	2007	2006
NORTH

Revenues	$224,818	$305,684	$644,251	$878,301
Expenses
Cost of sales	190,610	232,799	537,567	664,850
Selling, general and administrative expenses	24,305	28,263	67,619	84,216
Total expenses	214,915	261,062	605,186	749,066
Pretax earnings	$9,903	$44,622	$39,065	$129,235

SOUTHEAST

Revenues	$212,808	$356,511	$673,855	$1,059,303
Expenses
Cost of sales	196,176	263,629	590,145	776,665
Selling, general and administrative expenses	25,847	33,543	76,059	104,390
Total expenses	222,023	297,172	666,204	881,055
Pretax earnings/(loss)	$(9,215)	$59,339	$7,651	$178,248

TEXAS

Revenues	$146,008	$172,229	$414,458	$470,490
Expenses
Cost of sales	123,251	140,632	345,357	382,777
Selling, general and administrative expenses	17,324	17,678	48,752	52,289
Total expenses	140,575	158,310	394,109	435,066
Pretax earnings	$5,433	$13,919	$20,349	$35,424

WEST

Revenues	$133,853	$272,911	$398,864	$925,482
Expenses
Cost of sales	209,441	221,391	605,504	731,232
Selling, general and administrative expenses	20,493	28,105	74,116	94,521
Total expenses	229,934	249,496	679,620	825,753
Pretax earnings/(loss)	$(96,081)	$23,415	$(280,756)	$99,729

TOTAL

Revenues	$717,487	$1,107,335	$2,131,428	$3,333,576
Expenses
Cost of sales	719,478	858,451	2,078,573	2,555,524
Selling, general and administrative expenses	87,969	107,589	266,546	335,416
Total expenses	807,447	966,040	2,345,119	2,890,940
Pretax earnings/(loss)	$(89,960)	$141,295	$(213,691)	$442,636

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

HOUSING GROSS PROFIT MARGINS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
North	15.2%	23.6%	16.5%	24.3%
Southeast	7.8	26.1	12.5	26.7
Texas	15.7	18.2	16.7	18.3
West	(60.0)	18.8	(52.9)	21.0
Total	(0.3)%	22.5%	2.4%	23.3%

Three months ended September 30, 2007, compared to three months ended September 30, 2006

North–Homebuilding revenues decreased by 26.5 percent to $224.8 million in 2007 from $305.7 million in 2006 primarily due to a 26.5 percent decline in the number of homes delivered and to a slight decrease in average sales price.  Gross margins on home sales were 15.2 percent in 2007, compared to 23.6 percent in 2006.  This decrease was primarily attributable to inventory impairments of $11.1 million, as well as to increased price concessions and sales incentives that totaled 12.9 percent for the quarter ended September 30, 2007, versus 7.9 percent for the same period in 2006.

Southeast–Homebuilding revenues were $212.8 million in 2007, compared to $356.5 million in 2006, a decrease of 40.3 percent, primarily due to a 39.1 percent decline in the number of homes delivered and a 1.7 percent decrease in average sales price.  Gross margins on home sales were 7.8 percent in 2007, compared to 26.1 percent in 2006.  Gross margins on home sales decreased in 2007 primarily due to inventory valuation adjustments and write-offs of $24.6 million, as well as to increased price concessions and sales incentives that totaled 12.0 percent for the quarter ended September 30, 2007, versus 5.6 percent for the same period in 2006.

Texas–Homebuilding revenues decreased by 15.2 percent to $146.0 million in 2007 from $172.2 million in 2006 primarily due to a 20.6 percent decline in the number of homes delivered, partially offset by a 6.8 percent increase in average sales price.  Gross margins on home sales were 15.7 percent in the third quarter of 2007, compared to 18.2 percent in 2006.  This decrease was primarily due to the mix of product delivered in the quarter, as well as to an increase in price concessions and sales incentives that totaled 7.4 percent for the third quarter ended September 30, 2007, compared to 5.8 percent for the same period in 2006.

West–Homebuilding revenues decreased by 51.0 percent to $133.9 million in 2007, compared to $272.9 million in 2006, primarily due to a 44.5 percent decline in the number of homes delivered and to a 4.4 percent decrease in average sales price.  Gross margins from home sales were negative 60.0 percent in 2007, compared to 18.8 percent in 2006.  Gross margins on home sales decreased in 2007 due to inventory valuation adjustments and write-offs of $89.7 million, as well as to an increase in price concessions and sales incentives that totaled 14.0 percent for the quarter ended September 30, 2007, compared to 11.0 percent for the same period in 2006.

Nine months ended September 30, 2007, compared to nine months ended September 30, 2006

North–Homebuilding revenues decreased by 26.6 percent to $644.3 million in 2007 from $878.3 million in 2006 primarily due to a 25.9 percent decline in the number of homes delivered, partially offset by a 1.9 percent rise in average sales price.  Gross margins on home sales were 16.5 percent in 2007, compared to 24.3 percent in 2006.  This decrease was primarily due to inventory valuation adjustments and write-offs of $22.3 million, as well as to increased price concessions and sales incentives that totaled 12.0 percent for the quarter ended September 30, 2007, versus 7.4 percent for the same period in 2006.

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

Southeast–Homebuilding revenues were $673.9 million in 2007, compared to $1.1 billion in 2006, a decrease of 36.4 percent, primarily due to a 38.8 percent decline in the number of homes delivered, partially offset by a 4.8 percent increase in average sales price.  Gross margins on home sales were 12.5 percent in 2007, compared to 26.7 percent in 2006.  Gross margins on home sales decreased in 2007 primarily due to inventory valuation adjustments and write-offs of $60.6 million, as well as to increased price concessions and sales incentives that totaled 10.9 percent for the nine months ended September 30, 2007, versus 4.1 percent for the same period in 2006.

Texas–Homebuilding revenues decreased by 11.9 percent to $414.5 million in 2007 from $470.5 million in 2006 primarily due to a 20.5 percent decline in the number of homes delivered, partially offset by an 11.6 percent increase in average sales price.  Gross margins on home sales were 16.7 percent in the first nine months of 2007, compared to 18.3 percent in 2006.  Gross margins on home sales decreased in 2007 primarily due to increased price concessions and sales incentives that totaled 6.6 percent for the nine months ended September 30, 2007, versus 6.2 percent for the same period in 2006.

West–Homebuilding revenues decreased by 56.9 percent to $398.9 million in 2007, compared to $925.5 million in 2006, primarily due to a 52.0 percent decline in the number of homes delivered and an 8.0 percent decrease in average sales price.  Gross margins from home sales were negative 52.9 percent in 2007, compared to 21.0 percent in 2006.  Gross margins on home sales decreased in 2007 due to inventory valuation adjustments and write-offs of $253.2 million, as well as to increased price concessions and sales incentives that totaled 12.8 percent for the nine months ended September 30, 2007, compared to 6.8 percent for the first nine months of 2006.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as insurance services, to its homebuyers and subcontractors.  By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to provide lending services to homebuyers.  In addition to being a valuable asset to customers, the financial services segment generates a profit for the Company.  Providing mortgage financing and other services to its customers allows the homebuilder to better monitor its backlog and closing process.  Substantially all loans are sold to a third party within one business day of the date they close.  The third party then services and manages the loans, assuming the credit risk of borrower default.  The Company also provides construction-related insurance services to subcontractors in its western markets.  Additionally, the financial services segment provides insurance for liability risks, specifically homeowners’ warranty coverage, arising in connection with the homebuilding business of the Company.

STATEMENT OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except origination data)	2007	2006	2007	2006
REVENUES
Net gains on sales of mortgages and mortgage servicing rights	$6,010	$9,851	$21,329	$30,014
Title/escrow/insurance	7,279	9,894	20,182	27,854
Net origination fees	1,228	3,516	4,725	10,270
Interest and other	332	346	787	958
TOTAL REVENUES	14,849	23,607	47,023	69,096
EXPENSES	8,019	9,224	22,378	26,304
PRETAX EARNINGS	$6,830	$14,383	$24,645	$42,792
Originations (units)	1,839	2,835	5,401	8,465
Ryland Homes origination capture rate	77.7%	82.2%	78.9%	81.7%
Mortgage-backed securities and notes receivable average balance	$406	$1,320	$462	$1,784

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

Three months ended September 30, 2007, compared to three months ended September 30, 2006

For the three months ended September 30, 2007, the financial services segment reported pretax earnings of $6.8 million, compared to $14.4 million for the same period in 2006.  The decrease was primarily attributable to a 35.1 percent decline in the number of mortgages originated due to a slowdown in the homebuilding segments and a 1.0 percent decrease in loan size.

Revenues for the financial services segment declined 37.1 percent to $14.8 million for the third quarter of 2007, compared to $23.6 million for the same period in the prior year.  The decrease was primarily attributable to the reduced volume of loans sold.  The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 77.7 percent and 82.2 percent for the third quarters of 2007 and 2006, respectively.

For the three months ended September 30, 2007, general and administrative expenses were $8.0 million, versus $9.2 million for the same period in 2006.  This decrease was primarily due to personnel reductions, which were made in an effort to align overhead with lower volumes.

Nine months ended September 30, 2007, compared to nine months ended September 30, 2006

For the nine months ended September 30, 2007, the financial services segment reported pretax earnings of $24.6 million, compared to $42.8 million for the same period in 2006.  The decrease was primarily attributable to a 36.2 percent decline in the number of mortgages originated due to a slowdown in the homebuilding segments, partially offset by a 1.0 percent increase in loan size.

Revenues for the financial services segment declined 31.9 percent to $47.0 million for the first nine months of 2007, compared to $69.1 million for the same period in the prior year.  The decrease was primarily attributable to the reduced volume of loans sold.  The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 78.9 percent and 81.7 percent for the first nine months of 2007 and 2006, respectively.

For the nine months ended September 30, 2007, general and administrative expenses were $22.4 million, versus $26.3 million for the same period in 2006.  This decrease was primarily due to personnel reductions, which were made in an effort to align overhead with lower volumes.

Corporate

Three months ended September 30, 2007, compared to three months ended September 30, 2006

Corporate expenses were $11.1 million and $16.1 million for the three months ended September 30, 2007 and 2006, respectively.  The decrease was primarily due to lower incentive compensation expense that resulted from declines in earnings and stock price.

Nine months ended September 30, 2007, compared to nine months ended September 30, 2006

Corporate expenses were $24.7 million and $50.1 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease was primarily due to lower incentive compensation expense that resulted from declines in earnings and stock price.

Income Taxes

The Company’s provision for income tax presented an effective income tax benefit rate of 42.1 percent for the third quarter of 2007, compared to a provision expense of 33.3 percent for the same period in 2006.  The increase in tax benefit for the third quarter ended September 30, 2007, compared to the same period in 2006, was primarily due to the Company’s reversal of prior year tax provision no longer required due to the expiration of various tax

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

statutes of limitations and the impact of lower pretax earnings for the year.  The Company reversed $6.5 million of federal and state unrecognized tax benefits and accrued interest due to the expiration of time to assess tax for the quarter ended September 30, 2007.  The Company anticipates its annual effective rate to be approximately 39.0 percent; however, as a result of the uncertainty of current market conditions, the Company is unable to provide more precise annual effective rate guidance at this time.  (See Note 11, “Income Taxes.”)

Financial Condition and Liquidity

Cash requirements for the Company are generally provided from internally generated funds and outside borrowings.

Net losses used cash flows of $131.6 million for the nine-month period ended September 30, 2007, while net earnings provided cash flows of $272.8 million for the same period in 2006.  At the end of the third quarter of 2007, the Company’s outstanding borrowings against its revolving credit facility provided cash of $117.0 million, compared to $232.0 million in 2006.  New debt provided cash flows of $250.0 million for the nine months ended September 30, 2006.  Repayment of senior and senior subordinated notes used cash flows of $75.0 million and $243.5 million for the nine months ended September 30, 2007 and 2006, respectively.  Net changes in other assets, payables and other liabilities used cash flows of $315.6 million and $150.5 million during the nine months ended September 30, 2007 and 2006, respectively.  Inventories increased in the first nine months of 2007 and used cash flows of $7.5 million, excluding non-cash impairment charges of $340.7 million, compared to cash flows of $538.3 million invested in inventory, excluding non-cash impairment charges of $26.2 million, for the same period of 2006.  The Company used $59.3 million and $250.1 million for stock repurchases for the nine months ended September 30, 2007 and 2006, respectively.  Dividends totaled $15.3 million and $16.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Consolidated inventories owned by the Company decreased to $2.3 billion at September 30, 2007, from $2.5 billion at December 31, 2006.  The Company attempts to maintain a projected four- to five-year supply of land, with half controlled through options.  At September 30, 2007, the Company controlled 45,254 lots, with 28,571 lots owned and 16,683 lots, or 36.9 percent, under option, as the result of its efforts to match controlled inventory with current unit volume levels.  The Company continues to evaluate land option contracts for changes in the viability of communities and abandonment potential.  The Company has historically funded the acquisition of land and the exercise of land options through a combination of operating cash flows, capital transactions and borrowings under its revolving credit facility.  The Company expects these sources to continue to be adequate to fund future obligations with regard to the acquisition of land and the exercise of land options.  In an effort to increase liquidity, models have been sold for cash and leased back on a selective basis for generally 3 to 18 months.  The Company owned 73.7 percent and 76.5 percent of its model homes at September 30, 2007 and 2006, respectively.

The homebuilding segments’ borrowings include senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable.  Senior notes outstanding totaled $825.0 million and $900.0 million at September 30, 2007 and December 31, 2006, respectively.

In October 2007, the Company amended its unsecured revolving credit facility by reducing its borrowing capacity from $1.1 billion to $750.0 million in an effort to reduce costs related to unused capacity and to provide additional flexibility by modifying several covenants (See Note 9, “Debt” and Note 16, “Subsequent Event.”).  The facility matures in January 2011 and provides access to additional financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments.  The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for the issuance of standby letters of credit.  Under the amended agreement, among other things, the Company replaced the interest ratio covenant with an increase in fees based on its leverage ratio and public debt rating; provided a pricing premium and debt-to-capital ratio reduction if its interest coverage ratio is less than 2.0 to 1.0; and changed certain definitions that would affect the method of calculating EBITDA.  Amounts borrowed

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in its leverage ratio and credit ratings, or by reference to an alternate base rate.  The credit agreement contains various customary affirmative, negative and financial covenants. The Company was in compliance with these covenants at September 30, 2007.  (See Note 9, “Debt.”)

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary.  There was $117.0 million outstanding under the facility at September 30, 2007, and no borrowings outstanding at December 31, 2006.  Under the facility, the Company had letters of credit outstanding that totaled $168.0 million and $192.9 million at September 30, 2007 and December 31, 2006, respectively.  Unused borrowing capacity under the facility totaled $848.5 million and $940.6 million at September 30, 2007 and December 31, 2006, respectively.

During the third quarter of 2007, the Company redeemed $75.0 million of its $150.0 million of 5.4 percent senior notes due June 2008 at a redemption price of 100.2 percent of the principal amount of the notes outstanding, plus accrued interest as of the redemption date.  The Company recognized a $260,000 loss related to the early retirement of these notes in the third quarter of 2007.  (See Note 9, “Debt.”)

The $75.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At September 30, 2007, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At September 30, 2007, such notes payable outstanding amounted to $41.3 million, compared to $50.1 million at December 31, 2006.

The financial services segment uses cash generated internally to finance its operations.

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005.  At September 30, 2007, $600.0 million remained available under this registration statement.  The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities.  In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.  The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the nine months ended September 30, 2007, the Company repurchased 1.3 million shares of its outstanding common stock at a cost of approximately $59.3 million.  The Company did not repurchase any shares during the three months ended September 30, 2007.  The Company had existing authorization from its Board of Directors to purchase approximately 6.7 million additional shares at a cost of $142.3 million, based on the Company’s stock price at September 30, 2007.  Outstanding shares at September 30, 2007, were 41,999,045, versus 42,521,860 at September 30, 2006, a decrease of 1.2 percent.

While the Company expects challenging economic conditions to continue, it is focused on managing overhead, land acquisitions, development and construction activity in order to generate cash flow and maintain debt levels commensurate with its business.

                                                                                                                Management's Discussion and Analysis of

                                                                                                                Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, substantially reducing the risks associated with land ownership and development.  At September 30, 2007, the Company had $106.0 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $925.1 million.  Only $30.1 million of the $925.1 million in land and lot option purchase contracts contain specific performance provisions.

Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, the Company consolidated $147.0 million of inventory not owned at September 30, 2007, $146.8 million of which pertained to land and lot option purchase contracts and $258,000 of which pertained to one of the Company’s homebuilding joint ventures.  (See Note 7, “Variable Interest Entities,” and Note 8, “Investments in Joint Ventures.”)

At September 30, 2007, the Company had outstanding letters of credit under its revolving credit facility totaling $168.0 million; and development or performance bonds totaling $389.9 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its $1.1 billion revolving credit facility, its senior notes and its investments in joint ventures.  (See Note 13, “Commitments and Contingencies,” and Note 15, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  There were no significant changes to the Company’s critical accounting policies during the nine-month period ended September 30, 2007, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Outlook

In the first nine months of the year, the Company experienced a decline in sales orders for new homes, compared to the same period last year.  The Company believes its sales orders simulate broader market trends that reflect soft demand for residential housing.  Nearly all markets have been affected by reductions in the affordability of homes, the availability of mortgage products and consumer demand for homes, leading to the continued buildup of new and resale home inventories.  At September 30, 2007, the Company’s backlog of orders for new homes totaled 4,334 units, or a projected dollar value of $1.2 billion, reflecting a 41.6 percent decline in dollar value from September 30, 2006.  As long as the imbalance of housing supply and demand continues, the Company will remain focused on its liquidity and balance sheet while seeking to optimize its earnings and positioning itself for a return to a more favorable economic environment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2006.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.  Controls and Procedures

At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2007, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors set forth in the Company’s most recent Annual Report on Form 10-K, except for the following addition of a risk factor.

Because almost all of the Company’s homebuyers finance the purchase of their homes, the availability of suitable mortgage financing could effect demand for its homes, limit its ability to fully deliver its backlog, and affect the Company’s future operating and financial results.

The Company’s business and earnings depend on the ability of its homebuyers to obtain mortgages for the purchase of its homes.  In addition, many of the Company’s homebuyers must sell their existing homes in order to buy a home from the Company.  The tightening of credit standards and the availability of suitable mortgage financing could prevent potential homebuyers from buying its homes in the first place, and could prevent buyers of its homebuyers’ existing homes from obtaining mortgages they need to complete that purchase, causing them to fall out of the Company’s backlog.  If the Company’s potential homebuyers or the buyers of the homebuyers’ existing homes are not able to obtain suitable financing, the result could have an adverse effect on the Company’s operating and financial results and performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its own equity securities during the nine months ended September 30, 2007:

(in thousands, except share data)
PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS

January 1–31	45,000	$54.42	45,000	$199,139
February 1–28	270,000	54.64	270,000	184,386
March 1–31	580,000	45.19	580,000	158,175
April 1–30	-	-	-	158,175
May 1–31	160,000	44.92	160,000	150,988
June 1–30	210,000	41.34	210,000	142,307
July 1–31	-	-	-	142,307
August 1–31	-	-	-	142,307
September 1–30	-	-	-	142,307

Total	1,265,000	$46.86	1,265,000

On December 12, 2005, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $250.0 million.  During the nine-month period ended September 30, 2007, approximately 518,000 shares were repurchased in accordance with this authorization.  At September 30, 2007, there were no remaining shares available for purchase in accordance with this authorization.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date.  During the nine-month period ended September 30, 2007, approximately 747,000 shares were repurchased in accordance with this authorization.  At September 30, 2007, there were approximately 6.7 million shares available for purchase in accordance with this authorization, based on the Company’s stock price on that date.  This authorization does not have an expiration date.

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

THE RYLAND GROUP, INC.
Registrant

November 8, 2007	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 8, 2007	By:	/s/ David L. Fristoe
Date	David L. Fristoe
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