Form 10-K
period 2007-12-31
RYLAND GROUP INC
filed 2008-02-28
CIK 85974

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act")

For the fiscal year ended December 31, 2007

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
 (Address of principal executive offices)

Registrant's telephone number, including area code: (818) 223-7500

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	New York Stock Exchange ("NYSE")

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of the common stock of The Ryland Group, Inc. held by nonaffiliates of the registrant (41,062,426 shares) at June 30, 2007, was $1,534,502,860. The number of shares of common stock of The Ryland Group, Inc. outstanding on February 12, 2008, was 42,237,765.

DOCUMENTS INCORPORATED BY REFERENCE

Name of Document	Location in Report
Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

PART I
Item 1.    Business

With headquarters in Southern California, The Ryland Group, Inc., a Maryland corporation (the "Company"), is one of the nation's largest homebuilders and a mortgage-finance company. The Company is traded on the New York Stock Exchange under the symbol "RYL." Founded in 1967, the Company has built more than 275,000 homes. In addition, Ryland Mortgage Company and its subsidiaries ("RMC") has provided mortgage financing and related services for more than 230,000 homebuyers. The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate.

The Company's operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues in fiscal year 2007. The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building single-family detached homes, the homebuilding segments also build attached homes, such as town homes, condominiums and some mid-rise buildings that share common walls and roofs. The Company builds homes for entry-level buyers, as well as for first- and second-time move-up buyers. Its prices generally range from $100,000 to more than $600,000, with the average price of a home closed during 2007 being $285,000. The financial services segment offers mortgage, title, escrow and insurance services to the Company's homeowners and subcontractors.

Over the last 14 years, the Company has concentrated on expanding its operations by investing its available capital in both existing and new markets. The Company focuses on achieving a high return on invested capital and establishing profitable operations in every one of its markets. New communities are evaluated based on return and profitability benchmarks, and both senior and local management are incentivized based on their ability to achieve such returns. Management continually monitors the land acquisition process, sales revenues, margins and returns achieved in each of the Company's markets as part of its capital evaluation process. (See discussion in "Part I, Item 1A. Risk Factors.")

The Company is highly diversified throughout the United States, and attempts to have no more than 10 percent of its deployed capital allocated to any given market. It believes diversification not only minimizes its exposure to economic and market fluctuations, but also enhances its growth potential. Capital is strategically allocated to avoid concentration in any given geographic area and to circumvent the accompanying risk associated with excessive dependence on local market anomalies. Subject to macroeconomic and local market conditions, the Company plans to either manage its exposure or to expand its presence in its existing markets in an effort to be among the largest builders in each of those markets. It may continue diversification by selectively entering new markets, primarily through establishing start-up or satellite operations in markets near its existing divisions.

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

The Company is dedicated to building quality homes and customer relationships. With customer satisfaction as a major priority, it continues to make innovative enhancements designed to attract homebuyers. The Company continues to develop its ability to collect customer feedback via its Web site, which includes online systems for tracking requests, processing issues and improving customer interaction. In addition, it uses a third party to analyze customer feedback in order to better serve its homebuyers' needs.

The Company enters into land development joint ventures, from time to time, as a means of building lot positions, reducing its risk profile and enhancing its return on capital. It periodically partners with developers, other homebuilders or financial investors to develop finished lots for sale to the joint ventures' members or other third parties.

Aside from being an added value to customers, the financial services segment generates a profit for the Company while limiting its risk. A competitively high capture rate for mortgage financing and other services allows the Company to monitor its backlog and closing process. Risk is further reduced because the majority of all loans are sold to a third party, who services and manages the loans, assuming substantially all of the credit risk of borrower default.

Homebuilding
General
The Company's homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at December 31, 2007:

Region/Segment	Major Markets Served

North	Baltimore, Chicago, Cincinnati, Delaware, Indianapolis, Minneapolis and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Fort Myers, Greensboro, Greenville, Jacksonville, Myrtle Beach, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California's Central Valley, California's Coachella Valley, California's Inland Empire, Denver, Las Vegas, Phoenix and Sacramento

The Company has decentralized operations to provide more flexibility to its local division presidents and management teams. Each of its 21 homebuilding divisions across the country generally consists of a division president, a controller and other management personnel focused on land entitlement, acquisition and development, sales, construction, customer service, and purchasing; as well as accounting and administrative personnel. The Company's operations in each of its homebuilding markets may differ due to a number of market-specific factors. These factors include regional economic conditions and job growth; land availability and local land development; consumer preferences; competition from other homebuilders; and home resale activity. The Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and capital allocation in existing markets. The Company's local management teams are familiar with these factors, and their market experience and expertise are critical in making decisions regarding local operations.

The Company provides oversight and centralizes key elements of its homebuilding business through its corporate and regional offices. The Company has four regional offices, each generally consisting of a region president; a chief financial officer; and additional management personnel focused on human resources, real estate legal support, marketing and operations. Regional offices provide oversight and standardization where appropriate. The staff in each of these offices monitors activities by using various operational metrics in order to achieve Company return benchmarks.

The Company markets attached and detached single-family homes, which are generally targeted to entry-level and first- and second-time move-up buyers. Its diverse product line is tailored to the local styles and preferences found in each of its geographic markets. The product line offered in a particular community is determined in conjunction with the land acquisition process and is dependent upon a number of factors, including consumer preferences, competitive product offerings and development costs. Architectural services are generally outsourced to increase creativity and to ensure that the Company's home designs are consistent with local market trends.

Homebuyers are able to customize certain features of their homes by selecting from numerous options and upgrades displayed in the Company's model homes and design centers. These design centers, which are conveniently located in most of the Company's markets, also represent an increasing source of additional revenue and profit for the Company. Custom options contributed approximately 14.8 percent of revenues in 2007 and resulted in significantly higher margins in comparison to base homes.

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

Construction
Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive-bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company's production team, which schedules and coordinates subcontractor work, monitors quality, and ensures compliance with local zoning and building codes. The Company requires substantially all of its subcontractors to have workmans compensation insurance and general liability insurance, including construction defect coverage. Construction time for homes depends on weather, availability of labor or subcontractors, materials, home size, geological conditions and other factors. The duration of the home construction process is generally between three and six months. The Company has an integrated financial and homebuilding management system that assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs, versus construction bids, for each community and subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

The Company, its subcontractors and its suppliers maintain insurance, subject to deductibles and self-insured amounts, to protect against various risks associated with homebuilding activities, including, among others, general liability, "all-risk" property, workmans compensation, automobile and employee fidelity. The Company accrues for its expected costs associated with the deductibles and self-insured amounts.

Marketing
The Company generally markets its homes to entry-level and first- and second-time move-up buyers through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stage of a community's development. Employees and independent real estate brokers sell the Company's homes, generally by showing furnished models. A new order is reported when a customer's sales contract has been signed by the homebuyer and approved by the Company and a deposit is taken, subject to cancellation. The Company normally starts construction of a home when a customer has selected a lot, chosen a floor plan and received preliminary mortgage approval. However, construction may begin prior to this in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings. Homebuilding revenues are recognized when home sales are closed, title and possession are transferred to the buyer, and there is no significant continuing involvement.

The Company advertises directly to potential homebuyers through the internet and in newspapers and trade publications, as well as with marketing brochures and newsletters. It also uses billboards, radio and television advertising, and its Web site to market the location, price range and availability of its homes. The Company also attempts to operate in conspicuously located communities that permit it to take advantage of local traffic patterns. Model homes play a significant role in the Company's marketing efforts by not only creating an attractive atmosphere, but also by displaying options and upgrades.

The Company's sales contracts typically require an earnest money deposit. The amount of earnest money required varies between markets and communities. Additionally, buyers are generally required to pay additional deposits when they select options or upgrades for their homes. Most of the Company's sales contracts stipulate that when homebuyers cancel their contracts with the Company, it has the right to retain the homebuyers' earnest money and option deposits; however, its operating divisions may choose to refund a portion of such deposits. The Company's sales contracts may also include contingencies that permit homebuyers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified time period. The Company's contracts may also include other contingencies, such as the sale of an existing home. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer may vary, depending on customer preferences, permit approval and construction cycles.

Customer Service and Warranties
The Company's operating divisions are responsible for pre-closing quality control inspections and responding to homebuyers' post-closing needs. The Company believes that prompt and courteous acknowledgment of its homebuyers' needs during and after construction reduces post-closing repair costs, enhances its reputation for quality and service, and ultimately leads to repeat and referral business. The subcontractors, who perform most of the actual construction, also provide warranties on workmanship.

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

Financial Services
The Company's financial services segment provides mortgage-related products and services, as well as insurance services, to its homebuyers and subcontractors. The Company's financial services segment includes RMC, Ryland Homes Insurance Company ("RHIC"), LPS Holdings Corporation and its subsidiaries ("LPS") and Columbia National Risk Retention Group, Inc. ("CNRRG"). By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to provide lending services to homebuyers. In addition to being a valuable asset to customers, the financial services segment generates a profit for the Company. Providing mortgage financing and other services to its customers allows the homebuilding segments to better monitor its backlog and closing process. Currently, the majority of all loans are sold to a third party within one business day of the date they close. The third party then services and manages the loans, assuming the credit risk of borrower default. Recently, the Company entered into a mortgage warehouse facility in order to finance its mortgage loans and increase the number of investors to which it sells the loans it originates. These investors also service and manage these loans, assuming the credit risk of borrower default. The Company also provides construction-related insurance to subcontractors in its western markets. Additionally, the financial services segment provides insurance for liability risks, specifically homeowners' warranty coverage, arising in connection with the homebuilding business of the Company.

Loan Origination
In 2007, RMC's mortgage origination operations consisted primarily of the Company's homebuilder loans, which were originated in connection with the sale of the Company's homes. During the year, mortgage operations originated 7,653 loans, totaling $1.9 billion, of which 99.6 percent was for purchases of homes built by the Company and the remaining amount was for either purchases of homes built by others, purchases of existing homes or the refinancing of existing mortgage loans.

RMC arranges various types of mortgage financing, including conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgages, with various fixed- and adjustable-rate features. RMC is approved to originate loans that conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company sells the loans it originates, along with the related servicing rights, to others.

Title and Escrow Services
Cornerstone Title Company, a wholly-owned subsidiary of RMC, doing business as Ryland Title Company, provides title services and acts as a title insurance agent primarily for the Company's homebuyers. At December 31, 2007, it provided title services in Arizona, Colorado, Delaware, Florida, Illinois, Indiana, Maryland, Minnesota, Nevada, North Carolina, South Carolina, Texas and Virginia. The Company also operates Ryland Escrow Company, which performs escrow and closing functions for the Company's homebuyers in California. During 2007, Ryland Title Company and Ryland Escrow Company provided these services to 96.8 percent of the Company's homebuyers in the markets in which they operate, compared to 96.3 percent during 2006.

LPS is a wholly-owned subsidiary of the Company and was formed to operate certain limited purpose subsidiaries, including Ryland Escrow Company.

Insurance Services
Ryland Insurance Services ("RIS"), a wholly-owned subsidiary of RMC, provides insurance services to the Company's homebuyers. At December 31, 2007, RIS was licensed to operate in all of the states in which the Company's homebuilding segments operate. During 2007, it provided insurance services to 54.2 percent of the Company's homebuyers, compared to 62.4 percent during 2006.

RHIC is a wholly-owned subsidiary of the Company that provides insurance services to the homebuilding segments' subcontractors in certain markets. RHIC is registered and licensed under Section 431, Article 19 of the Hawaii Revised Statutes and is required to meet certain minimum capital and surplus requirements. Additionally, no dividends may be paid without prior approval of the Hawaii Insurance Commissioner.

CNRRG is a wholly-owned subsidiary of the Company and some of its affiliates. CNRRG was established to directly insure liability risks, specifically homeowners' warranty coverage, arising in connection with the homebuilding business of the Company and its affiliates.

Corporate
Corporate is a non-operating business segment whose purpose is to support operations. Corporate departments are responsible for establishing operational policies and internal control standards; implementing strategic initiatives; and monitoring compliance with policies and controls throughout the Company's operations. Corporate acts as an internal source of capital and provides financial, human resource, information technology, insurance, legal, marketing, national purchasing and tax compliance services. In addition, it performs administrative functions associated with a publicly traded entity.

Real Estate and Economic Conditions
The Company is significantly affected by fluctuations in economic activity, interest rates and levels of consumer confidence. The effects of these fluctuations differ among the various geographic markets in which the Company operates. Higher interest rates and the availability of homeowner financing may affect the ability of buyers to qualify for mortgage financing and decrease demand for new homes. As a result, rising interest rates generally will decrease the Company's home sales and mortgage originations. In addition, during 2007, a significant decrease in the availability of mortgage products, due to a tightening of credit standards, negatively impacted the Company's ability to attract homebuyers. The Company's business is also affected by local economic conditions, such as employment rates and housing demand, in the markets in which it operates. Some of these markets have experienced a significant decline in housing demand.

Inventory risk can be substantial for homebuilders. The market value of land, lots and housing inventories fluctuates as a result of changing market and economic conditions. The Company must continuously locate and acquire land not only for expansion into new markets, but also for replacement and expansion of land inventory within current markets. The Company employs various measures designed to control inventory risk, including a corporate land approval process and a continuous review by senior management. It cannot, however, assure that these measures will avoid or eliminate this risk.

Competition
The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. The strength and expanded presence of national homebuilders, plus the continued viability of regional and local homebuilders, has increased competition in many markets. The Company also competes with other housing alternatives, including existing homes and rental properties. Principal competitive factors in the homebuilding industry include price; design; quality; reputation; relationships with developers; accessibility of subcontractors; availability and location of lots; and availability of customer financing. The Company's financial services segment competes with other mortgage bankers to arrange financing for homebuyers. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.

Employees
At December 31, 2007, the Company had 2,026 employees. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Web Site Access to Reports
The Company files annual, quarterly and special reports; proxy statements; and other information with the U.S. Securities and Exchange Commission ("SEC") under the Exchange Act and the Securities Act of 1933, as amended (the "Securities Act"). Any document the Company files may be read at the SEC's public reference room, Room 1580 at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC toll-free at 1-800-SEC-0330 for information regarding its public reference room. The Company files information electronically with the SEC. The Company's SEC filings are available from the SEC's Web site at www.sec.gov. Reports, proxy and information statements, and other information regarding issuers that file electronically are readily obtainable there.

Stockholders, securities analysts and others seeking information about the Company's business operations and financial performance can receive copies of its 2007 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the SEC, without charge, by contacting the Corporate Secretary's office at

(818) 223-7500; by writing to The Ryland Group, Inc., Investor Relations, 24025 Park Sorrento, Suite 400, Calabasas, California 91302; or via e-mail at investors@ryland.com. In addition, all filings with the SEC, news releases and quarterly earnings announcements, including live audio and replays of the most recent quarterly earnings conference calls, can be accessed free of charge on the Company's Web site at www.ryland.com. Information on the Company's Web site is not part of this report. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Web site as soon as possible after it electronically files such material with, or furnishes it to, the SEC. To retrieve any of this information, visit www.ryland.com, select "Investors" and scroll down the page to "SEC Filings."

Item 1A.    Risk Factors

The homebuilding industry is cyclical in nature and has experienced downturns, which have in the past and may in the future cause the Company to incur losses in financial and operating results.
The Company is affected by the cyclical nature of the homebuilding industry which is sensitive to many factors, including fluctuations in general and local economic conditions, interest rates, housing demand, employment levels, levels of new and existing homes for sale, demographic trends, availability of homeowner financing and levels of consumer confidence. In 2007, many of the markets served by the Company and the U.S. homebuilding industry as a whole continued to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. The homebuilding industry has been impacted by lack of consumer confidence, housing affordability and large supplies of resale and new home inventories which has resulted in an industry-wide softening of demand for new homes. In addition, an oversupply of alternatives to new homes, such as rental properties and existing homes, has depressed prices and reduced margins for the sale of new homes. These trends resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders of discounts, incentives, price concessions and other marketing efforts to close home sales in 2007 compared to the past several years. Reflecting these demand and supply trends, the Company experienced a large drop in net orders, a decline in the selling price of new homes sold and a reduction in margins in 2007 relative to prior years. The Company cannot predict how long these market conditions will continue and what affect they might have on the Company's financial and operating performance.

Because almost all of the Company's homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home as well as the Company's future operating and financial results.
The Company's business and earnings depend on the ability of its homebuyers to obtain financing for the purchase of their homes. Many of the Company's homebuyers must sell their existing homes in order to buy a home from the Company. During 2007, the mortgage lending industry experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and reduced liquidity. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of new homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of the Company's homes. In general, these developments have resulted in a reduction in demand for the homes sold by the Company and have delayed any general improvement in the housing market. Futhermore, they have resulted in a reduction in demand for the mortgage loans that the Company originates through RMC. If the Company's potential homebuyers or the buyers of the homebuyers' existing homes cannot obtain suitable financing, the result will have an adverse effect on the Company's operating and financial results and performance.

The Company is subject to inventory risk for its land, options for land, building lots and housing inventory.
The market value of the Company's land, building lots and housing inventories fluctuates as a result of changing market and economic conditions. In addition, inventory carrying costs can result in losses in poorly performing projects or markets. Changes in economic and market conditions have caused the Company to dispose of land, options for land and housing inventories on a basis that has resulted in a loss and required the Company to write down or reduce the carrying value of its inventory. During the 12-month period ended December 31, 2007, the Company decided not to pursue development and construction in certain areas where it held land or had made option deposits, which resulted in $77.2 million in recorded write-offs of option deposits and preacquisition costs. In addition, market conditions led to recorded land-related impairments on communities and land in the aggregate amount of $504.0 million during the same period. The Company can provide no assurance that it will not need to record additional write-offs in the future.

In the course of its business, the Company makes acquisitions of land. Although it employs various measures, including its land approval process and continued review by senior management designed to manage inventory risks, the Company cannot assure that these measures will enable it to avoid or eliminate its inventory risk.

Construction costs can fluctuate and impact the Company's margins.
The homebuilding industry has from time to time experienced significant difficulties, including: shortages of qualified trades people; reliance on local subcontractors who may be inadequately capitalized; shortages of materials; and volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs. The Company may not be able to recapture increased costs by raising prices either because of market conditions or because it fixes its prices at the time home sales contracts are signed.

Fluctuations in interest rates can affect the Company's business and profitability.
Interest rates can significantly affect the Company's lines of business. Higher interest rates affect the ability of buyers to qualify for mortgage financing and decrease demand for new homes. As a result, rising interest rates can decrease the Company's home sales and mortgage originations. Any of these factors could have an adverse impact on the Company's results of operations or financial position.

Because the homebuilding industry is competitive, the business practices of other homebuilders can have an impact on the Company's financial results and cause these results to decline.
The residential housing industry is highly competitive. The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. In 2007, this competition caused the Company to adjust selling prices in response to competitive conditions in the markets in which it operates and required the Company to increase selling incentives. We cannot predict whether these measures will be successful or if additional incentives will be made in the future. The Company also competes with other housing alternatives, including existing homes and rental housing. Principal competitive factors in homebuilding are home price, availability of customer financing, design, quality, reputation, relationship with developers, accessibility of subcontractors, and availability and location of homesites. Any of the foregoing factors could have an adverse impact on the Company's financial performance and results of operations.

The Company's financial services segment competes with other mortgage bankers to arrange financing for homebuyers. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.

Because the Company's business is subject to various regulatory and environmental limitations, it may not be able to conduct its business as planned.
The Company's homebuilding segments are subject to various local, state and federal laws, statutes, ordinances, rules and regulations concerning zoning, building design, construction, stormwater permitting and discharge and similar matters, as well as open space, wetlands and environmentally protected areas. These include local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area, as well as other municipal or city land planning restrictions, requirements or limitations. The Company may also experience periodic delays in homebuilding projects due to regulatory compliance, municipal appeals and other government planning processes in any of the areas in which it operates.

With respect to originating, processing, selling and servicing mortgage loans, the Company's financial services segment is subject to the rules and regulations of the FHA, FHLMC, FNMA, VA and U.S. Department of Housing and Urban Development. Mortgage origination activities are further subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and their associated regulations. These and other federal and state statutes and regulations, prohibit discrimination and establish underwriting guidelines which include provisions for audits, inspections and appraisals, require credit reports on prospective borrowers, fix maximum loan amounts and require the disclosure of certain information concerning credit and settlement costs. The Company is required to submit audited financial statements annually, and each agency or other entity has its own financial requirements. The Company's affairs are also subject to examination by these entities at all times to assure compliance with applicable regulations, policies and procedures.

The Company's ability to continue to grow the business and operations of the Company depends to a significant degree upon the Company's ability to access capital on favorable terms.
The ability to access capital on favorable terms has been an important factor in growing the Company's business and operations in a profitable manner. In December 2007, Moody's lowered the Company's debt rating to one level below investment grade with a negative outlook, and S&P reaffirmed the Company's investment grade rating, but revised its outlook to negative. The loss of investment grade rating could affect the cost of borrowing, capacity and covenants under the Company's revolving credit facility, and make it more difficult and costly for the Company to access the debt capital markets for funds that may be required to implement the Company's business plans and achieve growth objectives.

Natural disasters may have a significant impact on the Company's business.
The climates and geology of many of the states in which the Company operates present increased risks of natural disasters. To the extent that hurricanes, severe storms, tornadoes, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, its business in those states may be adversely affected.

Because this report contains forward-looking statements, it may not prove to be accurate.
This report and other Company releases and filings with the SEC may contain forward-looking statements. The Company generally identifies forward-looking statements using words like "believe," "intend," "expect," "may," "should," "plan," "project," "contemplate," "anticipate," "target," "estimate," "foresee," "goal," "likely," "will" or similar statements. Because these statements reflect its current views concerning future events, they involve risks, uncertainties and assumptions, including the risks and uncertainties identified in this report. Actual results may differ significantly from the results discussed in these forward-looking statements. The Company does not undertake to update its forward-looking statements or risk factors to reflect future events or circumstances.

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

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity, Common Stock Prices and Dividends
The Company lists its common shares on the NYSE, trading under the symbol "RYL." The latest reported sale price of the Company's common stock on February 12, 2008, was $28.45, and there were approximately 2,003 common stockholders of record.

The table below presents high and low market prices and dividend information for the Company.

2007	HIGH	LOW	DIVIDENDS DECLARED PER SHARE	2006	HIGH	LOW	DIVIDENDS DECLARED PER SHARE

First quarter	$60.13	$41.96	$0.12	First quarter	$82.37	$64.83	$0.12
Second quarter	48.61	37.22	0.12	Second quarter	73.24	41.64	0.12
Third quarter	39.33	20.19	0.12	Third quarter	46.16	34.82	0.12
Fourth quarter	29.67	19.51	0.12	Fourth quarter	56.48	42.69	0.12

Issuer Purchases of Equity Securities
The following table summarizes the Company's purchases of its own equity securities each quarter during the year ended December 31, 2007:

(in thousands, except share data)

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS

January 1—March 31	895,000	$48.51	895,000	$158,175
April 1—June 30	370,000	42.89	370,000	142,307
July 1—September 30	–	–	–	142,307
October 1—December 31	–	–	–	142,307

Total	1,265,000	$46.86	1,265,000

On December 12, 2005, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $250.0 million, or approximately 3.5 million shares, based on the Company's stock price on that date. During 2007, there were approximately 518,000 shares repurchased in accordance with this authorization. At December 31, 2007, there were no shares available for purchase in accordance with this authorization.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company's stock price on that date. As of December 31, 2007, approximately 747,000 shares had been repurchased in accordance with this authorization. At December 31, 2007, there were approximately 5.2 million more shares available for purchase in accordance with this authorization based on the Company's stock price on that date. This authorization does not have an expiration date.

Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company's cumulative total stockholder returns since December 31, 2002 to the Dow Jones U.S. Home Construction and the S&P 500 indices for the calendar years ending December 31:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among The Ryland Group, Inc., The S&P 500 Index
And The Dow Jones US Home Construction Index

    * $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans
The Company's equity compensation plan information as of December 31, 2007, is summarized as follows:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,276,166	$ 35.44	1,680,725
Equity compensation plans not approved by stockholders[1]	–	–	–

1
Ryland does not have any equity compensation plans that have not been approved by stockholders.

Item 6.    Selected Financial Data

(in millions, except per share data) unaudited	2007		2006		2005		2004		2003

ANNUAL RESULTS
REVENUES
Homebuilding	$2,960		$4,654		$4,726		$3,867		$3,355
Financial services	72		103		92		85		89

TOTAL REVENUES	3,032		4,757		4,818		3,952		3,444
Cost of sales	3,034		3,640		3,538		2,964		2,616
Selling, general and administrative expenses	418		542		551		467		427
Expense related to early retirement of debt	–		8		8		–		5

Earnings (loss) before taxes	(420)		567		721		521		396
Tax expense (benefit)	(86)		207		274		201		154

NET EARNINGS (LOSS)	$(334)		$360		$447		$320		$242

YEAR-END POSITION
ASSETS
Cash and cash equivalents	$244		$215		$461		$88		$317
Housing inventories	1,813		2,772		2,580		2,024		1,397
Other assets	485		430		346		313		294

TOTAL ASSETS	2,542		3,417		3,387		2,425		2,008

LIABILITIES
Debt	839		950		922		559		574
Other liabilities and minority interest	578		956		1,089		809		609

TOTAL LIABILITIES	1,417		1,906		2,011		1,368		1,183

STOCKHOLDERS' EQUITY	$1,125		$1,511		$1,376		$1,057		$825

PER COMMON SHARE DATA
NET EARNINGS (LOSS)
Basic	$(7.92)		$8.14		$9.52		$6.72		$4.86
Diluted	(7.92)		7.83		9.03		6.36		4.56
DIVIDENDS DECLARED	$0.48		$0.48		$0.30		$0.21		$0.08
STOCKHOLDERS' EQUITY	$26.68		$35.46		$29.68		$22.32		$16.98
OTHER FINANCIAL DATA
Adjusted EBITDA[1]	$260		$744		$814		$604		$480
Adjusted EBITDA/interest incurred[2]	4.2	X	10.3	X	12.2	X	11.4	X	9.6	X
Return on beginning equity[3]	(22.1)%		26.2%		42.3%		38.9%		35.5%
Net debt-to-capita1[4]	34.6%		32.7%		25.1%		30.8%		23.8%

1
Earnings before interest, taxes, depreciation and amortization and impairments ("Adjusted EBITDA") is a measure commonly used in the homebuilding industry and is presented to assist in understanding the ability of the operations of the Company to generate cash beyond that which is needed to service existing interest requirements and ongoing tax obligations. Adjusted EBITDA equals net earnings (loss) before (a) interest expense; (b) previously capitalized interest amortized to cost of sales; (c) income taxes; (d) depreciation and amortization; and (e) inventory and other asset impairment charges and write-offs. Adjusted EBITDA is not a financial measure recognized in accordance with generally accepted accounting principles ("GAAP"). Adjusted EBITDA should neither be considered an alternative to net earnings determined in accordance with GAAP as an indicator of operating performance nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

2
Adjusted EBITDA/interest incurred is calculated as Adjusted EBITDA (defined above) divided by total interest incurred, which is the sum of interest expense and capitalized interest for the period.

3
Return on beginning equity is calculated as net earnings (loss) divided by total stockholders' equity at the beginning of the period.

4
Net debt-to-capital is calculated as debt, net of cash, divided by the sum of debt and total stockholders' equity, net of cash. The Company believes the net debt-to-capital ratio is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders.

The following table sets forth the computation of Adjusted EBITDA for each period presented:

	YEAR ENDED DECEMBER 31,
(in thousands)	2007	2006	2005	2004	2003

Earnings (loss) before taxes	$(420,098)	$567,108	$721,051	$521,212	$396,217
Inventory and other asset impairments and write-offs	583,363	81,314	3,798	1,588	1,210
Interest expense	98	205	738	1,227	7,523
Capitalized interest amortized to cost of sales	41,689	48,708	45,483	41,764	38,263
Depreciation and amortization	54,494	46,731	43,166	38,519	36,436

Adjusted EBITDA	$259,546	$744,066	$814,236	$604,310	$479,649

A reconciliation of Adjusted EBITDA to net cash provided by operations, the most directly comparable GAAP measure, is provided below for each period presented.

	YEAR ENDED DECEMBER 31,
(in thousands)	2007	2006	2005	2004	2003

Net cash provided by (used for) operating activities	$228,140	$14,637	$216,264	$(78,471)	$139,471
(Decrease) increase in inventory	(273,355)	263,444	494,769	587,150	241,199
Tax expense (benefit)	(86,572)	207,166	273,999	200,667	154,525
Deferred tax valuation allowance	(75,166)	–	–	–	–
Interest expense	98	205	738	1,227	7,523
Capitalized interest amortized to cost of sales	41,689	48,708	45,483	41,764	38,263
Net change in other assets, payables and other liabilities	412,984	217,488	(175,358)	(104,424)	(67,248)
Stock-based compensation expense	(12,257)	(25,593)	(18,862)	(15,208)	(16,051)
Tax benefit from exercise of stock options and vesting of restricted stock	6,714	14,632	(30,505)	(17,475)	(17,120)
Other	17,271	3,379	7,708	(10,920)	(913)

Adjusted EBITDA	$259,546	$744,066	$814,236	$604,310	$479,649

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Note: Certain statements in this Annual Report may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Exchange Act. These forward-looking statements represent the Company's expectations and beliefs concerning future events, and no assurance can be given that the results described in this Annual Report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as "anticipate," "believe," "estimate," "expect," "foresee," "goal," "intend," "likely," "may," "plan," "project," "should," "target," "will" or other similar words or phrases. All forward-looking statements contained herein are based upon information available to the Company on the date of this Annual Report. Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. The factors and assumptions upon which any forward-looking statements herein are based are subject to risks and uncertainties which include, among others:

•
economic changes nationally or in the Company's local markets, including volatility and increases in interest rates, inflation, changes in consumer demand and confidence levels and the state of the market for homes in general;
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
•
delays in obtaining approvals from applicable regulatory agencies and others in connection with the Company's communities and land activities;
•
the risk factors set forth in this Annual Report on Form 10-K; and
•
other factors over which the Company has little or no control.

Results of Operations
Overview
Over the last several years, the price appreciation of homes was relatively high in most markets and, in turn, attracted speculation. Beginning in 2006, as appreciation slowed, declining consumer confidence and demand caused national homebuilders to experience increasing inventories, which resulted in a dramatic rise in the number of homes available for sale and a softening of demand for new homes. During the latter half of 2007, a significant decrease in the availability of mortgage products resulting from increased industry loan delinquencies and foreclosure rates, and the related tightening of credit standards, further impacted the industry and the Company's ability to attract qualified homebuyers. These factors have exacerbated already high inventory levels of new and resale homes, increased cancellation levels and weakened consumer confidence. As a result, during 2007, the Company continued to report declines in the volume of homes sold, decreases in prices, high sales contract cancellation rates and additional valuation adjustments. In an effort to compensate for these developments, it has amended its operating strategy to focus on cash generation and moderation of risk through increased sales price discounts and other incentives; opportunistic land sales; reductions in excess inventory and commitments to purchase land in the future through contract renegotiations and cancellations; controlled development spending; renegotiations of contracts with subcontractors and suppliers; and reductions in overhead expense to more closely match projected volume levels. (See discussion in "Part I, Item 1A. Risk Factors.")

Due to the Company's increased use of price reductions and sales incentives, the Company's evaluation of its inventory through quarterly impairment analyses during 2007 resulted in $504.0 million of inventory valuation adjustments. Charges of $77.2 million related to the abandonment of land purchase option contracts reflect the deterioration of specific related returns and the assumption that recent price reductions are indicative of price levels for the foreseeable future. In addition, the Company established a valuation allowance against certain deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." These assets were largely the result of inventory impairments taken during the year and reflect uncertainty with regard to the duration of current conditions in housing markets. Should the Company generate significant taxable income in future years, it will reverse the allowance in the form of a lower effective income tax rate. Additionally, the Company evaluated the recoverability of its goodwill. Goodwill decreased from $18.2 million at December 31, 2006, to $2.8 million at December 31, 2007, due to a $15.4 million impairment charge in the first quarter of 2007, and is now among the lowest in the industry.

For the year ended December 31, 2007, the Company reported a consolidated net loss of $333.5 million, or $7.92 per diluted share, compared to earnings of $359.9 million, or $7.83 per diluted share, for 2006 and $447.1 million, or $9.03 per diluted share, for 2005. Excluding these impairments and charges, the Company's earnings for 2007 would have been $107.2 million, or $2.49 per share. The decrease in earnings for 2007, compared to 2006, was due to a decline in revenues and lower margins, the latter resulting from inventory valuation adjustments and other write-offs, as well as from a more competitive sales environment in most markets. The decline in earnings for 2006, compared to 2005, resulted from a broad trend toward softening demand in residential housing and a more competitive sales environment in most markets, as well as from inventory valuation adjustments and write-offs of deposits and preacquisition costs that accompanied selective local market weakness.

Total revenues were $3.0 billion for the year ended December 31, 2007, compared to $4.8 billion for the same period in 2006. The decrease was primarily due to a decline in closings, average closing price and mortgage originations. Total revenues for 2006 decreased from 2005 levels by $60.4 million, or 1.3 percent, primarily due to a decline in closing volume, partially offset by an increase in average sales price. Homebuilding pretax operating margins were negative 14.4 percent for 2007, compared to 12.3 percent for 2006 and 15.8 percent for 2005. The decreases in margins were primarily due to increased price concessions and sales incentives in most markets, as well as to inventory and goodwill valuation adjustments and write-offs.

Excluding noncash impairments, Adjusted EBITDA was $259.5 million for the year ended December 31, 2007, compared to $744.1 million and $814.2 million for the same periods in 2006 and 2005, respectively. The Company's ratio of Adjusted EBITDA to interest incurred was 4.2 for the year ended December 31, 2007, compared to 10.3 for 2006 and 12.2 for 2005. In an effort to position itself for competitive industry conditions in 2008, the Company generated cash flow from its operations, in part, by reducing land acquisitions, development activity and its obligations to take down land in the future. At December 31, 2007, it had 20,418 fewer lots under control, or a 33.9 percent decrease from year-end 2006.

The Company's balance sheet continues to reflect its low-risk strategy and transparency. The Company ended the year with $243.6 million in cash and no borrowings against its revolving credit facility. The Company is not a significant participant in off-balance sheet financing outside of traditional option contracts with land developers, and its investments in joint ventures represent 1.2 percent of its total assets. The Company's net debt-to-capital ratio was 34.6 percent at December 31, 2007, compared to 32.7 percent for the same period in 2006. As a result of the revaluation of a significant portion of inventory and deferred tax assets, and balancing cash flow with inventory management and leverage objectives, stockholders' equity per share declined by 24.8 percent to $26.68 in 2007, compared to $35.46 in 2006. The Company's book value at December 31, 2007, was 99.8 percent tangible.

Homebuilding Overview
The combined homebuilding operations reported pretax losses of $425.0 million for 2007, compared to earnings of $573.1 million for 2006 and $744.2 million for 2005. Homebuilding results in 2007 decreased from 2006 primarily due to a decline in closings and margins and to the impact of inventory valuation adjustments and write-offs. Homebuilding results in 2006 decreased from 2005 due to an environment of slowing demand that resulted in declining prices and valuations, which led, in turn, to a decline in gross profit margins, closing volume and average closing price.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
($s in thousands)	2007	2006	2005

REVENUES
Housing	$2,937,435	$4,545,594	$4,628,889
Land and other	22,759	108,326	96,862

TOTAL REVENUES	2,960,194	4,653,920	4,725,751
EXPENSES
Cost of sales
Housing	2,433,426	3,482,142	3,463,788
Land and other	21,595	83,536	73,011
Valuation adjustments and write-offs	578,778	74,397	804

Total cost of sales	3,033,799	3,640,075	3,537,603
Selling, general and administrative	351,376	440,702	443,938

TOTAL EXPENSES	3,385,175	4,080,777	3,981,541

PRETAX EARNINGS (LOSS)	$(424,981)	$573,143	$744,210

Closings (units)	10,319	15,392	16,673
Housing gross profit margins	(2.5)%	21.8%	25.2%
Selling, general and administrative expense	11.9%	9.5%	9.4%

New orders represent sales contracts that have been signed by the homebuyer and approved by the Company, subject to cancellation. The dollar value of new orders decreased $780.2 million, or 24.3 percent, to $2.4 billion for the year ended December 31, 2007, from $3.2 billion for the year ended December 31, 2006, primarily due to slowing demand. The dollar value of new orders declined by 37.5 percent to $3.2 billion in 2006 from $5.1 billion for the same period in 2005, primarily due to slowing demand and increases in cancellation rates. This decrease in new orders was primarily attributable to a softening of demand in most markets and a more competitive sales environment. Additionally, market uncertainty and heightened pricing competition among homebuilders led to rising cancellation rates by homebuyers and were a major factor in these declines. Cancellation rates totaled 37.0 percent and 37.1 percent for the years ended December 31, 2007 and 2006, respectively. Unit orders decreased 19.3 percent in 2007 and 36.4 percent in 2006.

Homebuilding revenues fell 36.4 percent for 2007, compared to 2006, due to a 33.0 percent decrease in closings and a 3.4 percent decrease in average closing price. The decline in closings in 2007 was due to slowing market trends, changes in the availability of financing for its customers and a more competitive sales environment in most markets. Homebuilding revenues fell 1.5 percent for 2006, compared to 2005, due to a 7.7 percent decrease in closings, partially offset by a 6.1 percent increase in average closing price. The decline in closings in 2006 was due to slowing market trends and a more competitive sales environment in most markets. The increase in average closing price was primarily due to the delivery of homes in 2006 that were sold in 2005 under more favorable market conditions.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed several land and lot sales during the year. Homebuilding revenues for the year ended December 31, 2007, included $21.2 million from land and lot sales, compared to $94.3 million for 2006 and $96.9 million for 2005, which contributed net gains of $1.2 million, $24.8 million and $23.9 million to pretax earnings in 2007, 2006 and 2005, respectively.

Gross profit margins averaged negative 2.5 percent for 2007, a decrease from 21.8 percent for 2006 and 25.2 percent for 2005. The decline in 2007 was primarily attributable to a more competitive market that resulted in an increase in price concessions and sales incentives; inventory valuation adjustments; write-offs of deposits and certain acquisition costs during the year. Gross profit margins, excluding inventory valuation adjustments and write-offs, totaled 17.1 percent, 23.4 percent and 25.2 percent for the years ended December 31, 2007, 2006 and 2005, respectively. Price concessions and sales incentives, as a percentage of revenues, totaled 12.1 percent and 7.1 percent for the years ended December 31, 2007 and 2006, respectively. The effect of price declines, valuation adjustments and write-offs was partially offset by the amortization of valuation allowances based on home closings, which impacted gross margins by 2.6 percent and 0.1 percent, for the years ended December 31, 2007 and 2006, respectively.

In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," inventory is reviewed for potential write-downs on an ongoing basis. SFAS 144 requires that, in the event that impairment indicators are present, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. Undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors. The Company's analysis of these communities generally assumes flat revenues when compared with current sales orders for particular or comparable communities. The Company's determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams. Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when events or circumstances indicate that the carrying values are greater than the fair values. Due to continued pressure on home prices symptomatic of excess home inventories in many markets combined with the industry's recent predisposition toward a reduction in land option pipelines, the Company recorded inventory impairment charges of $504.0 million and $62.9 million during the years ended December 31, 2007 and 2006, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair value. Approximately 88 percent of these impairment charges were recorded to residential land and lots and land held for development and approximately 12 percent of these charges were recorded to residential construction in progress and finished homes in inventory. At December 31, 2007, the fair value of the Company's inventory subject to valuation adjustments during the year, net of $504.0 million of impairments, was $388.3 million. There were 86 communities with write-downs in 2007, compared to 16 communities in 2006. The inventory impairment charges and write-offs of deposits and acquisition costs reduced total homebuilding gross profit, as a percentage of revenues, by 19.6 percent in 2007 and 1.6 percent in 2006. Should market conditions deteriorate or costs increase, it is possible that the Company's estimates of undiscounted cash flows from its communities may decline, resulting in additional future inventory impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue. During the year ended December 31, 2007, the Company wrote off $72.6 million and $4.6 million of earnest money deposits and feasibility costs, respectively, that related to land purchase option contracts which it would not pursue. For the same period in 2006, write-offs of earnest money deposits and feasibility costs related to land purchase option contracts that the Company would not pursue were $10.9 million and $6.9 million, respectively. Should currently weak homebuilding market conditions persist or deteriorate and the Company be unsuccessful in its efforts to renegotiate certain land purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Selling, general and administrative expenses, as a percentage of revenue, were 11.9 percent for 2007, 9.5 percent for 2006 and 9.4 percent for 2005. The percentage increase for 2007, compared to 2006, was mainly attributable to a goodwill impairment charge of $15.4 million; an $8.3 million charge relating to severance and relocation costs; charges of $4.6 million for feasibility cost write-offs; and higher marketing and advertising costs per unit, partially offset by reduced incentive compensation expense. Selling, general and administrative expense dollars decreased $89.3 million for the year ended

December 31, 2007, versus the same period in 2006. Selling, general and administrative expenses, as a percentage of revenue, remained relatively flat in 2006, compared to 2005, due to cost reduction efforts made in the face of declining revenues in various markets and a decrease in compensation that was commensurate with lower earnings, partially offset by $6.9 million in feasibility cost write-offs that resulted from the abandonment of certain projects.

Interest is incurred principally to finance land acquisitions, land development and home construction, and totaled $62.0 million, $71.8 million and $66.0 million in 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during those periods due to development activity. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

Homebuilding Segment Information
The Company's homebuilding operations consist of four geographically determined regional reporting segments: North, Southeast, Texas and West.

Conditions have been increasingly challenging in geographical areas that have previously experienced the highest price appreciation, such as the California, Florida, Las Vegas, Phoenix and Washington D.C., markets. As a result of declining affordability, decreased demand and changes in buyer perception, the excess supply of housing inventory has reached higher levels in these areas. In an attempt to maintain market share and reduce inventory investment to match current sales volume levels, the Company has increased its use of sales discounting and incentives. As a result, it has taken significant additional impairments in the North, Southeast and West regions. To date, the discounting has been most pronounced in the Company's West region due to dramatic price declines resulting from these markets experiencing more difficult conditions with regard to affordability and mortgage financing availability. Of the Company's total lots or homes with valuation adjustments during 2006 and 2007, 1,394 lots with impairments were taken in the North, 3,170 in the Southeast, 108 in the Texas and 5,633 in the West regions, respectively. Because the Company has impaired 100.0 percent, 87.8 percent and 100.0 percent of its lots owned in the California, Las Vegas and Phoenix markets, respectively, during 2007 and 2006, lot valuations in these markets at December 31, 2007 were approximately 52.0 percent of original carrying values and reflect current distressed market conditions. As a result of these impairments and price discounts, sales declines in the West were more moderate in the fourth quarter of 2007.

The following table provides a summary of the Company's inventory impairments taken for the years ended December 31, 2007 and 2006:

	2007				2006
(in thousands)	INVENTORY VALUATION ADJUSTMENTS	OPTION DEPOSIT WRITE-OFFS	FEASIBILITY COST WRITE-OFFS	TOTAL	INVENTORY VALUATION ADJUSTMENTS	OPTION DEPOSIT WRITE-OFFS	FEASIBILITY COST WRITE-OFFS	TOTAL

North	$86,957	$24,697	$2,640	$114,294	$3,694	$2,339	$1,514	$7,547
Southeast	112,721	24,079	1,171	137,971	1,789	3,209	2,659	7,657
Texas	2,744	501	274	3,519	100	87	161	348
West	301,533	23,305	500	325,338	57,327	5,303	2,583	65,213

Total	$503,955	$72,582	$4,585	$581,122	$62,910	$10,938	$6,917	$80,765

New Orders
New orders for 2007 decreased 16.4 percent in the North, 22.2 percent in the Southeast, 27.1 percent in Texas and 4.6 percent in the West. New orders for 2006 decreased 31.1 percent in the North, 43.8 percent in the Southeast, 12.6 percent in Texas and 54.7 percent in the West. In 2007 and 2006, the decline in new orders was primarily due to a softening of demand in most markets and a more competitive sales environment. The cancellation rate was 37.0 percent for the year ended December 31, 2007, versus 37.1 percent and 22.3 percent for 2006 and 2005, respectively.

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

The following table is a summary of the Company's new orders (units and aggregate sales value) for the years ended December 31, 2007, 2006 and 2005:

	2007				2006				2005
($s in millions)	UNITS	% CHG	DOLLARS	% CHG	UNITS	% CHG	DOLLARS	% CHG	UNITS	% CHG	DOLLARS	% CHG

North	2,496	(16.4)%	$765	(21.1)%	2,987	(31.1)%	$970	(28.4)%	4,333	(1.9)%	$1,355	2.8%
Southeast	2,461	(22.2)	653	(29.1)	3,164	(43.8)	921	(43.2)	5,630	12.4	1,621	32.7
Texas	2,359	(27.1)	494	(24.3)	3,237	(12.6)	653	(3.9)	3,702	12.2	680	24.4
West	1,666	(4.6)	518	(22.3)	1,746	(54.7)	666	(55.0)	3,852	(7.2)	1,480	9.9

Total	8,982	(19.3)%	$2,430	(24.3)%	11,134	(36.4)%	$3,210	(37.5)%	17,517	3.8%	$5,136	15.8%

The following table provides the Company's cancellation percentages for the years ended December 31, 2007, 2006, and 2005:

	YEAR ENDED DECEMBER 31,
	2007	2006	2005

North	34.8%	31.5%	19.7%
Southeast	39.7	39.0	17.6
Texas	35.1	32.2	28.4
West	38.3	48.3	25.3

Total	37.0%	37.1%	22.3%

The cancellation rate for the fourth quarter ended December 31, 2007, was 46.2 percent, compared to 43.0 percent in the third quarter of 2007 and 49.2 percent in the fourth quarter of 2006.

Closings
The following table provides the Company's closings and average closing prices for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
($s in thousands)	UNITS	AVERAGE PRICE	UNITS	AVERAGE PRICE	UNITS	AVERAGE PRICE

North	2,687	$318	3,604	$320	4,367	$310
Southeast	3,154	292	5,126	293	4,887	254
Texas	2,703	210	3,546	193	3,365	177
West	1,775	335	3,116	385	4,054	356

Total	10,319	$285	15,392	$295	16,673	$278

Outstanding Contracts
Outstanding contracts denote the Company's backlog of homes sold but not closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. At December 31, 2007, the Company had outstanding contracts for 2,869 units, representing a 31.8 percent decrease from the same period in 2006. The $786.4 million value of outstanding contracts at December 31, 2007, represented a decrease of 39.2 percent from the same period in 2006, primarily due to a 19.3 percent decline in unit orders. Average sales price decreases resulted primarily from slowing market trends and a more competitive sales environment. Outstanding contracts at December 31, 2007, represented approximately 33.8 percent of 2008 targeted closings.

	DECEMBER 31, 2007			DECEMBER 31, 2006			DECEMBER 31, 2005
($s in thousands)	UNITS	DOLLARS	AVERAGE PRICE	UNITS	DOLLARS	AVERAGE PRICE	UNITS	DOLLARS	AVERAGE PRICE

North	966	$297,909	$307	1,157	$386,510	$334	1,774	$570,559	$322
Southeast	946	257,493	272	1,639	526,383	321	3,601	1,106,344	307
Texas	676	155,315	230	1,020	228,415	224	1,329	258,814	195
West	281	75,665	269	390	152,620	391	1,760	686,026	390

Total	2,869	$786,382	$274	4,206	$1,293,928	$308	8,464	$2,621,743	$310

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005

NORTH
Revenues	$857,448	$1,196,335	$1,388,208
Expenses
Cost of sales	805,949	917,804	1,023,752
Selling, general and administrative expenses	88,576	107,895	123,273

Total expenses	894,525	1,025,699	1,147,025

Pretax earnings (loss)	$(37,077)	$170,636	$241,183
Housing gross profit margins	5.9%	23.4%	26.5%

SOUTHEAST
Revenues	$929,168	$1,522,123	$1,258,373
Expenses
Cost of sales	886,735	1,128,421	962,634
Selling, general and administrative expenses	101,852	140,582	116,497

Total expenses	988,587	1,269,003	1,079,131

Pretax earnings (loss)	$(59,419)	$253,120	$179,242
Housing gross profit margins	4.7%	25.9%	23.4%

TEXAS
Revenues	$571,689	$695,356	$619,332
Expenses
Cost of sales	479,802	564,003	509,818
Selling, general and administrative expenses	64,789	71,499	65,206

Total expenses	544,591	635,502	575,024

Pretax earnings	$27,098	$59,854	$44,308
Housing gross profit margins	16.1%	18.5%	17.9%

WEST
Revenues	$601,889	$1,240,106	$1,459,838
Expenses
Cost of sales	861,313	1,029,847	1,041,399
Selling, general and administrative expenses	96,159	120,726	138,962

Total expenses	957,472	1,150,573	1,180,361

Pretax earnings (loss)	$(355,583)	$89,533	$279,477
Housing gross profit margins	(43.7)%	16.8%	28.4%

TOTAL
Revenues	$2,960,194	$4,653,920	$4,725,751
Expenses
Cost of sales	3,033,799	3,640,075	3,537,603
Selling, general and administrative expenses	351,376	440,702	443,938

Total expenses	3,385,175	4,080,777	3,981,541

Pretax earnings (loss)	$(424,981)	$573,143	$744,210
Housing gross profit margins	(2.5)%	21.8%	25.2%

Homebuilding Segments 2007 versus 2006
North—Homebuilding revenues decreased by 28.3 percent to $857.4 million in 2007 from $1.2 billion in 2006 primarily due to a 25.4 percent decline in the number of homes delivered. Gross margins on home sales were 5.9 percent in 2007, compared to 23.4 percent in 2006. This decrease was primarily attributable to inventory valuation adjustments and write-offs of $111.7 million, as well as to increased price concessions and sales incentives, which were 13.2 percent of revenues in 2007, versus 7.9 percent in 2006. As a result, the North region incurred $37.1 million of pretax losses in 2007, compared with $170.6 million of pretax earnings in 2006.

Southeast—Homebuilding revenues were $929.2 million in 2007, compared to $1.5 billion in 2006, a decrease of 39.0 percent, primarily due to a 38.5 percent decline in the number of homes delivered. Gross margins on home sales were 4.7 percent in 2007, compared to 25.9 percent in 2006. Gross margins on home sales decreased in 2007 primarily due to inventory valuation adjustments and write-offs of $136.8 million, as well as to increased price concessions and sales incentives that totaled 12.2 percent of revenues for 2007, versus 5.6 percent for the same period in 2006. As a result, the Southeast region incurred $59.4 million of pretax losses in 2007, compared with $253.1 million of pretax earnings in 2006.

Texas—Homebuilding revenues decreased by 17.8 percent to $571.7 million in 2007 from $695.4 million in 2006 primarily due to a 23.8 percent decline in the number of homes delivered, partially offset by an 8.8 percent increase in average sales price. Gross margins on home sales decreased to 16.1 percent in 2007, compared to 18.5 percent in 2006, primarily due to the mix of product delivered during the year, as well as to inventory valuation adjustments and write-offs of $3.2 million and increased price concessions and sales incentives that totaled 7.4 percent of revenues for 2007, versus 6.3 percent for the same period in 2006. As a result, the Texas region generated $27.1 million of pretax earnings in 2007, down from $59.9 million of pretax earnings in 2006.

West—Homebuilding revenues decreased $638.2 million, or 51.5 percent, to $601.9 million in 2007, compared to $1.2 billion in 2006, primarily due to a 43.0 percent decline in the number of homes delivered and to a 13.0 percent decrease in average closing price. Gross margins on home sales were negative 43.7 percent in 2007, compared to 16.8 percent in 2006. Gross margins on home sales decreased in 2007 due to inventory valuation adjustments and write-offs of $324.8 million, as well as to increased price concessions and sales incentives that totaled 14.7 percent of revenues for 2007, compared to 8.7 percent for 2006. In addition, selling, general and administrative costs were 16.0 percent of revenues in 2007, due to declining leverage, severance and relocation costs and feasibility cost write-offs. As a result, the West region incurred $355.6 million of pretax losses in 2007, compared with $89.5 million of pretax earnings in 2006.

Homebuilding Segments 2006 versus 2005
North—Homebuilding revenues decreased by 13.8 percent to $1.2 billion in 2006 from $1.4 billion in 2005 primarily due to a 17.5 percent decline in the number of homes delivered in all of the markets in this segment, partially offset by a 3.2 percent increase in average closing price. Gross margins on home sales were 23.4 percent in 2006, compared to 26.5 percent in 2005. Gross margins on home sales decreased in 2006 primarily due to increased price concessions and sales incentives that totaled 7.9 percent of revenues in 2006, versus 5.9 percent in 2005. As a result, the North region generated $170.6 million of pretax earnings in 2006, down from $241.2 million of pretax earnings in 2005.

Southeast—Homebuilding revenues were $1.5 billion in 2006, compared to $1.3 billion in 2005, an increase of 21.0 percent, primarily due to a 4.9 percent rise in the number of homes delivered and a 15.4 percent increase in the average sales price. Gross margins on home sales were 25.9 percent in 2006, compared to 23.4 percent in 2005. Gross margins on home sales increased in 2006 primarily due to a 15.4 percent rise in average sales price and to a change in mix in prices and profitability of homes delivered, partially offset by an increase in price concessions and sales incentives. Price concessions and sales incentives, as a percentage of revenue, for the years ended December 31, 2006 and 2005, were 5.6 percent and 3.4 percent, respectively. As a result, the Southeast region generated $253.1 million of pretax earnings in 2006, an increase from $179.2 million of pretax earnings in 2005.

Texas—Homebuilding revenues increased by 12.3 percent to $695.4 million in 2006 from $619.3 million in 2005 primarily due to a 5.4 percent increase in the number of homes delivered and a 9.0 percent increase in average sales price. Gross margins on home sales were 18.5 percent in 2006, compared to 17.9 percent in 2005. As a result, the Texas region generated $59.9 million of pretax earnings in 2006, an increase from $44.3 million of pretax earnings in 2005.

West—Homebuilding revenues decreased $219.7 million, or 15.1 percent, to $1.2 billion in 2006, compared to $1.5 billion in 2005, primarily due to a 23.1 percent decline in the number of homes delivered, partially offset by an 8.1 percent increase in average closing price. Gross margins on home sales were 16.8 percent in 2006, compared to 28.4 percent in 2005. Gross margins on home sales decreased in 2006 due to an increase in sales incentives, inventory valuation adjustments and deposit write-offs. Price concessions and sales incentives, as a percentage of revenue, were 8.7 percent and 3.5 percent for the years ended December 31, 2006 and 2005, respectively. As a result, the West region generated $89.5 million of pretax earnings in 2006, down from $279.5 million of pretax earnings in 2005.

Financial Services
The Company's financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers and subcontractors. By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to provide lending services to homebuyers. In addition to being a valuable asset to customers, the financial services segment generates a profit for the Company. Providing mortgage financing and other services to its customers allows the homebuilder to better monitor its backlog and closing process. Currently, the majority of all loans are sold within one business day of the date they close. The third party then services and manages the loans, assuming the credit risk of borrower default. The Company also provides construction-related insurance to subcontractors in its western markets. Additionally, the financial services segment provides insurance for liability risks, specifically homeowners' warranty coverage, arising in connection with the homebuilding business of the Company.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
($s in thousands)	2007	2006	2005

REVENUES
Net gains on sales of mortgages and mortgage servicing rights	$31,126	$44,231	$45,918
Title/escrow/insurance	33,734	41,086	28,489
Net origination fees	6,397	16,552	15,032
Interest and other	1,143	1,427	2,376

TOTAL REVENUES	72,400	103,296	91,815
EXPENSES	31,473	35,601	32,442

PRETAX EARNINGS	$40,927	$67,695	$59,373

Originations (units)	7,653	11,744	12,774
Ryland Homes origination capture rate	78.8%	81.9%	81.9%
Mortgage-backed securities and notes receivable average balance	$446	$1,707	$7,365

In 2007, RMC's mortgage origination operations consisted primarily of mortgage loans originated in connection with the sale of the Company's homes. The number of mortgage originations was 7,653 for 2007, compared to 11,744 for 2006 and 12,774 for 2005. During 2007, total dollar originations were $1.9 billion, of which 99.6 percent was for purchases of homes built by the Company and the remaining amount was for either purchases of homes built by others, purchases of existing homes or refinancing of existing mortgage loans. The capture rate of mortgages originated for customers of the Company's homebuilding operations was 78.8 percent in 2007 and 81.9 percent for both 2006 and 2005.

The financial services segment reported pretax earnings of $40.9 million for 2007, compared to $67.7 million for 2006 and $59.4 million for 2005. The decrease in 2007, compared to 2006, was primarily attributable to a 34.8 percent decline in the number of mortgages originated due to a slowdown in the homebuilding market, a decline in the availability of mortgage products and a 1.8 percent decrease in loan size, partially offset by a $4.4 million gain on the sale of insurance renewal business in the fourth quarter of 2007. The increase in 2006, versus 2005, was primarily due to increased income from insurance services and a 6.5 percent rise in average loan size, offset by an 8.1 percent decrease in loans originated.

Revenues for the financial services segment declined 29.9 percent to $72.4 million for 2007, compared to $103.3 million for 2006. The decrease was primarily attributable to the reduced volume of loans originated and sold. In 2006, revenues for the financial services segment increased 12.5 percent to $103.3 million from $91.8 million in 2005 due to a $12.6 million increase in title, escrow and insurance revenues, partially offset by reduced interest income from a declining investment portfolio and reduced revenue from the origination and sale of mortgages.

General and administrative expenses decreased to $31.5 million for the year ended December 31, 2007, from $35.6 million for the year ended December 31, 2006, primarily due to personnel reductions made in an effort to align overhead with lower production volumes, partially offset by an increase of $2.0 million in mortgage indemnification expense. General and administrative expenses rose for the year ended December 31, 2006, compared to 2005, primarily as a result of additional expenses incurred in the Company's insurance operations.

Interest expense decreased 52.2 percent for the year ended December 31, 2007, compared to 2006, and declined 72.2 percent for 2006, compared to 2005, due to continued runoff and redemption of the Company's mortgage-backed securities portfolio.

In August 2007, increased delinquencies of primarily "subprime" mortgages in secondary markets resulted in a significant decrease in the availability of these mortgage products. During the fourth quarter of 2007, RMC did not originate mortgage loans that would be classified as "subprime" or "Alt-A." All of the mortgage loans originated by RMC during the fourth quarter of 2007 were either "government" or "prime" mortgage loans. "Prime" mortgage loans are generally defined as agency loans (FNMA/FHLMC) and any nonconforming loans that would otherwise meet agency criteria. Generally, they are borrowers with FICO scores that exceed 620. Approximately 96 percent of the mortgage loans originated by RMC during the fourth quarter of 2007 were sold to Countrywide Financial Corporation ("Countrywide") pursuant to their loan purchase agreement with the Company. The remaining loans were sold to investors, such as U.S. Bank Corporation, or to specialized state bond loan programs. With respect to the loan purchase program with Countrywide, except in rare circumstances, RMC is not required to repurchase mortgage loans where the borrower makes the first payment. Many of the mortgage loans originated by RMC are insured against losses. Generally, the Company is required to indemnify Countrywide, or another participating lender to which mortgage loans are sold, if there are losses due to errors caused by RMC or when it is shown that there has been fraud on the part of the borrower that was known or should have been known by RMC. It is unusual for the Company to repurchase a mortgage loan that it originates and has subsequently sold. As a result, the Company does not expect to suffer any material losses due to the repurchase of nonperforming mortgage loans during the fiscal year commencing January 1, 2008.

Corporate
Corporate expenses were $35.6 million for 2007, $66.0 million for 2006 and $74.3 million for 2005. Corporate expense for 2007, compared to 2006 and 2005, declined primarily due to lower incentive compensation expense that resulted from declining earnings and stock price.

In 2007, the Company recorded an aggregate expense of approximately $490,000 that was associated with the early redemption of $100.0 million of its 5.4 percent senior notes due June 2008. The Company redeemed $75.0 million and $25.0 million, at stated call prices of 100.2 percent and 100.8 percent, of the principal amount of the notes in August and December of 2007, respectively.

In 2006, the Company recorded an expense of $7.7 million that was associated with the early redemption of $150.0 million of its 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million, at a stated call price of 104.6 percent of the principal amount.

In 2005, the Company recorded an expense of $8.3 million that was associated with the early redemption of $150.0 million of its 9.8 percent senior notes due September 2010, of which it owned $3.0 million, at a stated call price of 104.9 percent of the principal amount.

Investments in Joint Ventures
At December 31, 2007, the Company participated in seven active joint ventures in the Austin, Chicago, Dallas, Denver, Las Vegas and Orlando markets, one of which was consolidated. These joint ventures exist for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. Depending on the number of joint ventures and the level of activity in the entities, annual earnings from the Company's investment in joint ventures will vary significantly. The Company's investments in its unconsolidated joint ventures totaled $30.8 million at December 31, 2007, compared to $13.5 million at December 31, 2006. The Company's equity in earnings from unconsolidated joint ventures in 2007 totaled approximately $342,000, compared to losses of $260,000 in 2006 and earnings of $315,000 in 2005. (See "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

Income Taxes
The Company's provision for income tax presented an effective income tax benefit rate of 20.6 percent for the year ended December 31, 2007, compared to an effective provision rate of 36.5 percent and 38.0 percent for the same periods in 2006 and 2005, respectively. The decrease in the effective tax rate for 2007, compared to 2006, was primarily due to a noncash tax charge of $75.2 million establishing a valuation allowance related to the Company's deferred tax assets in accordance with SFAS 109 and the impact of lower pretax earnings for the year. The decrease in the effective tax rate for 2006, compared to 2005, was primarily attributable to prior years' tax provisions no longer required due to the expiration of various tax statutes. (See Note G, "Income Taxes.")

Financial Condition and Liquidity
The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under its revolving credit facilities and the issuance of new debt securities. In light of deteriorating market conditions in 2007, the Company took several specific actions during the year to generate cash flow, reduce debt levels and strengthen its balance sheet. These actions included terminating or renegotiating land option contracts, reducing inventory and unsold homes under construction; reducing head count; consolidating or exiting underperforming markets and suspending stock repurchases. As a result of this strategy, the Company lowered its debt by $111.0 million and ended the year with $243.6 million in cash and cash equivalents.

(in millions)	STOCKHOLDERS' EQUITY	DEBT	NET DEBT-TO-CAPITAL RATIO

2005	$1,376	$922	25.1%
2006	$1,511	$950	32.7%
2007	$1,125	$839	34.6%

At December 31, 2007, the Company's net debt-to-capital ratio was 34.6 percent, an increase from 32.7 percent at December 31, 2006. The increase in the Company's net debt-to-capital ratio at December 31, 2007, compared to December 31, 2006, was primarily due to the decrease in retained earnings, mainly as a result of valuation adjustments taken, partially offset by debt repayments funded with cash flows from operations. The Company remains focused on maintaining its liquidity so it can be flexible in reacting to changing market conditions.

The following table summarizes the Company's cash flow activities for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005

Operating activities	$228,140	$14,637	$216,264
Investing activities	(31,397)	(51,589)	(42,566)
Financing activities	(168,166)	(209,394)	199,297

Net increase (decrease) in cash and cash equivalents	$28,577	$(246,346)	$372,995

During 2007, the Company generated $228.1 million of cash from its operations. The Company invested $32.1 million in property, plant and equipment and used $168.2 million in financing activities, including debt repayments of $111.0 million, stock repurchases of $59.3 million and dividends of $20.4 million. The net cash flow generated during the year ended December 31, 2007 was $28.6 million.

During 2006, the Company generated $14.6 million of cash from its operations. The Company invested $53.8 million in property, plant and equipment and used $209.4 million in financing activities, including net proceeds of $6.5 million from additional debt and outflows for stock repurchases of

$250.1 million and dividends of $21.7 million. The net cash used during the year ended December 31, 2006 was $246.3 million.

During 2005, the Company generated $216.3 million of cash from its operations. The Company invested $55.1 million in property, plant and equipment and generated cash of $199.3 million from financing activities, including net proceeds of $353.0 million from additional debt and outflows for stock repurchases of $176.2 million and dividends of $11.4 million. The net cash flow for the year ended December 31, 2005 was $373.0 million.

Dividends totaled $0.48, $0.48 and $0.30 per share for the annual periods ended December 31, 2007, 2006 and 2005, respectively.

Consolidated inventories owned by the Company decreased to $1.7 billion at December 31, 2007, from $2.5 billion at December 31, 2006. The Company attempts to maintain a projected four- to five-year supply of land, with half controlled through options. At December 31, 2007, the Company controlled 39,900 lots, with 26,647 lots owned and 13,253 lots, or 33.2 percent, under option. As a result of its efforts to match controlled inventory with current unit volume levels, lots controlled declined by 33.9 percent, compared to 60,318 lots under control at December 31, 2006. (See "Housing Inventories" within Note A, "Significant Accounting Policies.") The Company continues to evaluate its option contracts for changes in the viability of communities and abandonment potential. In an effort to increase liquidity, models have been sold and leased back on a selective basis for generally 3 to 18 months. The Company owned 76.1 percent and 66.9 percent of its model homes at December 31, 2007 and 2006, respectively.

The homebuilding segments' borrowings include senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable.

Senior Notes
Senior notes outstanding totaled $800.0 million and $900.0 million at December 31, 2007 and 2006, respectively. The Company redeemed $75.0 million and $25.0 million of its 5.4 percent senior notes due June 2008 in August and December 2007, respectively. The redemption prices were 100.2 percent and 100.8 percent of the principal amount of the notes outstanding, respectively, plus accrued interest as of the redemption dates. The Company recognized an aggregate loss of approximately $490,000 related to the early retirement of these notes in 2007.

In 2006, the Company redeemed $150.0 million of its 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million. The redemption price was 104.6 percent of the principal amount of the notes outstanding, plus accrued interest as of the redemption date. The Company recognized a $7.7 million loss related to the early retirement of these senior subordinated notes in the third quarter of 2006. Additionally, the Company's 8.0 percent senior notes, which totaled $100.0 million, matured in August 2006.

The $50.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At December 31, 2007, the Company was in compliance with these covenants.

In 2006, the Company terminated its treasury interest rate locks ("treasury locks"), which were entered into to facilitate the replacement of some of its higher-rate senior debt. (See Note D, "Derivative Instruments.")

Unsecured Revolving Credit Facility
During 2007, the Company amended its unsecured revolving credit facility by reducing its borrowing capacity from $1.1 billion to $750.0 million in an effort to reduce costs related to unused capacity and to provide additional flexibility by modifying several covenants. (See Note F, "Debt.") The credit agreement matures in January 2011 and provides access to $750.0 million of additional financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for the issuance of standby letters of credit. In the amendment, among other things, the Company removed the interest ratio covenant; increased the pricing grid, which is based on its leverage ratio and public debt rating; provided a pricing premium and debt-to-capital ratio reduction if its interest coverage ratio is less than 2:1; and changed certain definitions that would affect the method of calculating earnings before interest, taxes, depreciation and amortization ("EBITDA"). Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company's 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in its leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement contains various customary affirmative, negative and financial covenants. The Company was in compliance with these covenants at December 31, 2007.

The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. There were no borrowings outstanding under the agreements at December 31, 2007 or 2006. Under the agreement, the Company had letters of credit outstanding that totaled $157.8 million and $192.9 million at December 31, 2007 and 2006, respectively. Unused borrowing capacity under the facility totaled $592.2 million and $940.6 million at December 31, 2007 and 2006, respectively. (See Note F, "Debt.")

Under the debt covenants associated with the Company's revolving credit facility, if it loses its investment grade senior unsecured debt ratings from both Moody's Investors Service ("Moody's") and Standard and Poor's Ratings Services ("S&P"), the Company would be subject to a borrowing base limitation, as well as to restrictions on unsold homes and unsold land and lots. In December 2007, Moody's lowered the Company's rating to one level below investment grade with a negative outlook, while S&P maintained the Company's investment grade with a negative outlook. The borrowing base covenant limits the Company's additional homebuilding borrowing capacity to the amount determined under the arrangement. The total borrowing capacity under the credit facility of $750.0 million, of which $592.2 million was available at December 31, 2007, would have been reduced to $282.3 million, with $124.5 million available, had the restriction been in place. Additional restrictions based on senior unsecured debt ratings limit the ratio of the Company's unsold homes to the trailing 6-month and 12-month unit home closings to 70.0 percent and 50.0 percent, respectively, and limit the ratio of its unsold land and lots over consolidated tangible net worth to 1:1. At December 31, 2007, these ratios were 29.1 percent, 15.7 percent and 0.9:1, respectively.

In February 2008, the Company entered into a second amendment to its credit facility ("Second Amendment"). The Second Amendment reduces the base amount for the minimum consolidated tangible net worth covenant the Company is required to maintain under its credit facility to $850.0 million; increases the borrowing base by adding unrestricted cash up to $300.0 million; and increases the definition of material indebtedness to $20.0 million.

Nonrecourse Secured Notes Payable
To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2007, such notes payable outstanding amounted to $39.1 million, compared to $50.1 million at December 31, 2006.

Finance Subsidiaries
In January 2008, RMC entered into a mortgage warehouse line of credit agreement with Guaranty Bank (the "RMC Credit Agreement"). The RMC Credit Agreement matures in January 2009 and provides for borrowings up to $40.0 million to fund RMC's mortgage loan origination operations. It is secured by underlying mortgage loans and by other assets of RMC. Facility balances are repaid as loans funded under the agreement are sold to third parties. The RMC Credit Agreement's interest rate is set at LIBOR plus 0.9 percent, with a commitment fee of 0.125 percent on the unused portion of the facility. The RMC Credit Agreement contains representations, warranties, covenants and provisions defining events of default. The covenants require RMC to maintain a minimum net worth and certain financial ratios.

Other
The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005. At December 31, 2007, $600.0 million remained available under this registration. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During 2007, the Company repurchased approximately 1.3 million shares of its common stock at a cost of $59.3 million. The Company had existing authorization from its Board of Directors to purchase approximately 5.2 million more shares at a cost of approximately $142.3 million, based on the Company's stock price at December 31, 2007. Outstanding shares were 42,151,085 and 42,612,525 at December 31, 2007 and 2006, respectively, a decrease of 1.1 percent.

The following table provides a summary of the Company's contractual cash obligations and commercial commitments at December 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	CONTRACTUAL PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	2008	2009–2010	2011–2012	AFTER 2012

Debt, principal maturities	$839,080	$75,512	$11,762	$251,806	$500,000
Interest on debt	248,346	45,182	88,125	79,727	35,312
Operating leases	45,707	11,641	18,388	10,261	5,417
Land option contracts[1]	23,881	4,237	19,644	–	–

Total at December 31, 2007	$1,157,014	$136,572	$137,919	$341,794	$540,729

1
Represents obligations under option contracts with specific performance provisions, net of cash deposits.

While the Company expects challenging economic conditions to continue, it is focused on managing land acquisitions, development, construction activity and overhead in order to generate cash flow and maintain debt levels commensurate with its business. Absent a more severe deterioration in market conditions, the Company believes that it will be able to continue to fund its homebuilding and financial services operations, plus any future cash needs (including debt maturities), through its existing cash resources for the foreseeable future.

Off-Balance Sheet Arrangements
In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At December 31, 2007, the Company had $74.7 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $721.4 million. Only $24.2 million of the $721.4 million in land and lot option purchase contracts contain specific performance provisions. Additionally, the Company's liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," as amended, the Company consolidated $76.7 million of inventory not owned at December 31, 2007, $76.0 million of which pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and approximately $758,000 of which pertained to certain of the Company's homebuilding joint ventures. (See "Variable Interest Entities" and "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2007, the Company had outstanding letters of credit under its revolving credit facility totaling $157.8 million; and development or performance bonds totaling $313.2 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements, as compared to the prior year. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its revolving credit facility, the RMC Agreement, senior notes and investments in joint ventures. (See "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies" and Note K, "Supplemental Guarantor Information.")

Critical Accounting Policies
Preparation of the Company's consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. Listed below are those policies that management believes are critical and require the use of complex judgment in their application.

Management has discussed the critical accounting policies with the Audit Committee of its Board of Directors and the Audit Committee has reviewed the disclosure. There are items within the financial statements that require estimation, but are not considered critical.

Use of Estimates
In budgeting land acquisitions, development and homebuilding construction costs associated with real estate projects, the Company evaluates market conditions; material and labor costs; buyer preferences; construction timing; and provisions for insurance and warranty obligations. The Company accrues its best estimate of the probable cost for resolution of legal claims. Estimates, which are based on historical experience and other assumptions, are reviewed continually, updated when necessary and believed to be reasonable under the circumstances. Management believes that the timing and scope of its evaluation procedures are proper and adequate. Changes in assumptions relating to such factors, however, could have a material effect on the Company's results of operations for a particular quarterly or annual period.

Income Recognition
Revenues and cost of sales are recorded at the time each home or lot is closed, title and possession are transferred to the buyer and there is no significant continuing involvement in accordance with SFAS 66. In order to match revenues with related expenses, land, land development, interest, taxes and other related costs (both incurred and estimated to be incurred in the future) are allocated to the cost of homes closed, based upon the relative sales value basis of the total number of homes to be constructed in each community, in accordance with Statement of Financial Accounting Standards No. 67 ("SFAS 67"), "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Estimated land, common area development and related costs of planned communities, including the cost of amenities, are allocated to individual parcels or communities on a relative sales value basis. Changes to estimated costs, subsequent to the commencement of the delivery of homes, are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific-identification method.

Inventory Valuation
Housing projects and land held for development (inventory) and sale are stated at either the lower of cost or net realizable value. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. It may take one to three years to develop, sell and deliver all of the homes in a typical community. The Company assesses these assets for recoverability in accordance with the provisions of SFAS 144. SFAS 144 requires that long-lived assets and assets held-for-sale be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of housing inventories is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Assets held-for-sale are carried at the lower of cost or fair value, less selling costs. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, as well as by other factors. In addition, land, or costs related to future communities, whether owned or under option, are reviewed to determine if the Company will proceed with development and if all related costs are recoverable. If these assets are considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets and is recognized within the same period that it is identified. Management believes its processes are designed to properly assess the market and carrying values of assets.

Warranty Reserves
The Company's homes are sold with limited third-party warranties. Warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Certain factors are considered in determining the reserves, including the historical range of amounts paid per house; experience with respect to similar home designs and geographical areas; the historical amount paid as a percentage of home construction costs; any warranty expenditures not considered to be normal and recurring; and conditions that may affect certain subdivisions. Improvements in quality control and construction techniques expected to impact future warranty expenditures are also considered. Accordingly, the process of determining the Company's warranty reserves balance necessarily requires estimates associated with various assumptions, each of which can positively or negatively impact the warranty reserves balance.

Generally, warranty reserves are reviewed monthly to determine the reasonableness and adequacy of both the aggregate reserve and the per unit reserve amount originally included in home cost of sales, as well as the timing of any reversals of the original reserve. General warranty reserves not utilized for a particular house are evaluated for reasonableness in the aggregate on both a market-by-market and consolidated basis. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales.

The Company continues to evaluate the adequacy of its warranty reserves and believes that its existing estimation process is materially accurate. Because the Company's warranty reserves can be impacted by a significant number of factors, it is possible that changes to the Company's assumptions could have a material impact on its warranty reserve balances.

Variable Interest Entities ("VIE")
FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities and/or entitled to receive a majority of the VIE's residual returns. FIN 46 also requires disclosure about VIEs that the Company is not obligated to consolidate but in which it has a significant, though not primary, variable interest. The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of FIN 46, certain of the Company's lot option purchase contracts may result in the creation of a variable interest in a VIE. The Company believes the accounting for joint ventures and land option purchase contracts using the variable interest consolidation methodology is a critical accounting policy because compliance with FIN 46 requires the use of complex judgment in its application.

Income Taxes
The Company calculates a provision for its income taxes by using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS 109, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company's consolidated financial statements and/or tax returns. Differences between the amounts recognized in its financial statements or tax returns and actual outcomes may arise upon issuance of regulations and final guidance from federal and state taxing authorities and could have a material impact on the Company's consolidated results of operations or financial position.

Share-Based Payments
Effective January 1, 2006, the Company follows the provisions of Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)"), "Share-Based Payment," which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company calculates the fair value of stock options by using the Black-Scholes-Merton option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, expected stock-price volatility over the term of the awards, expected dividend yield and expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. If actual results differ significantly from these estimates, stock-based compensation expense and the Company's consolidated results of operations could be materially impacted. The Company believes the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Outlook
In 2007, the Company continued to experience a decline in sales orders for new homes, compared to the same period last year. The Company believes its sales orders reflect broader market trends that reflect soft demand for residential housing. Nearly all markets have been affected by reductions in the affordability of homes, the availability of mortgage products and the consumer demand for homes, leading to the continued buildup of new and resale home inventories. At December 31, 2007, the Company's backlog of orders for new homes totaled 2,869 units, or a projected value of $786.4 million, reflecting a 39.2 percent decline in dollar value from December 31, 2006. As long as the imbalance of housing supply and demand continues, the Company will remain focused on its liquidity and balance sheet, while seeking to optimize its earnings and to position itself for a return to a more favorable economic environment.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Summary
The following table provides information about the Company's significant financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For other financial instruments, weighted-average rates are based on implied forward rates as of the reporting date.

Interest Rate Sensitivity
Principal Amount by Expected Maturity

(in thousands)	2008	2009–2011	2012	THERE- AFTER	TOTAL	FAIR VALUE 12/31/2007

Senior notes (fixed rate)	$50,000	$–	$250,000	$500,000	$800,000	$751,885
Average interest rate	5.4%		5.4%	6.1%	5.8%
Other financial instruments
Mortgage interest rate lock commitments:
Notional amount	$66,126	$–	$–	$–	$66,126	$298
Average interest rate	6.2%				6.2%
Forward-delivery contracts:
Notional amount	47,500	–	–	–	47,500	(181)
Average interest rate	5.5%				5.5%

Interest rate risk is a primary market risk facing the Company. Interest rate risk not only arises principally in the Company's financial services segment, but also in respect to the homebuilding segments' revolving credit facility. The Company enters into forward-delivery contracts and may, at times, use other hedging contracts to mitigate its exposure to movements in interest rates on mortgage interest rate lock commitments ("IRLCs"). In managing interest rate risk, the Company does not speculate on the direction of interest rates.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2007	2006	2005

REVENUES
Homebuilding	$2,960,194	$4,653,920	$4,725,751
Financial services	72,400	103,296	91,815

TOTAL REVENUES	3,032,594	4,757,216	4,817,566

EXPENSES
Cost of sales	3,033,799	3,640,075	3,537,603
Selling, general and administrative	351,376	440,702	443,938
Financial services	31,473	35,601	32,442
Corporate	35,554	66,035	74,255
Expenses related to early retirement of debt	490	7,695	8,277

TOTAL EXPENSES	3,452,692	4,190,108	4,096,515

EARNINGS
Earnings (loss) before taxes	(420,098)	567,108	721,051
Tax expense (benefit)	(86,572)	207,166	273,999

NET EARNINGS (LOSS)	$(333,526)	$359,942	$447,052

NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(7.92)	$8.14	$9.52
Diluted	(7.92)	7.83	9.03
AVERAGE COMMON SHARES OUTSTANDING
Basic	42,136,315	44,228,502	46,966,317
Diluted	42,136,315	45,944,448	49,490,887
DIVIDENDS DECLARED PER COMMON SHARE	$0.48	$0.48	$0.30

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share data)	2007	2006

ASSETS
Cash and cash equivalents	$243,614	$215,037
Housing inventories
Homes under construction	717,992	1,079,702
Land under development and improved lots	1,017,867	1,427,930
Consolidated inventory not owned	76,734	263,853

Total inventories	1,812,593	2,771,485
Property, plant and equipment	75,538	76,887
Net deferred taxes	158,065	84,199
Other	252,369	269,089

TOTAL ASSETS	2,542,179	3,416,697

LIABILITIES
Accounts payable	114,050	186,868
Accrued and other liabilities	395,404	586,797
Debt	839,080	950,117

TOTAL LIABILITIES	1,348,534	1,723,782

MINORITY INTEREST	68,919	181,749

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized—200,000,000 shares Issued—42,151,085 shares at December 31, 2007 (42,612,525 shares at December 31, 2006)	42,151	42,612
Retained earnings	1,078,521	1,463,727
Accumulated other comprehensive income	4,054	4,827

TOTAL STOCKHOLDERS' EQUITY	1,124,726	1,511,166

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,542,179	$3,416,697

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)	COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY

BALANCE AT JANUARY 1, 2005	$47,348	$–	$1,009,242	$ 244	$ 1,056,834
Comprehensive income:
Net earnings			447,052		447,052
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and available for sale securities, net of taxes of $1,685				2,720	2,720

Total comprehensive income					449,772
Common stock dividends (per share $0.30)			(14,138)		(14,138)
Repurchase of common stock	(2,558)	(58,189)	(115,467)		(176,214)
Employee stock plans and related income tax benefit	1,578	58,189			59,767

BALANCE AT DECEMBER 31, 2005	46,368	–	1,326,689	2,964	1,376,021

Comprehensive income:
Net earnings			359,942		359,942
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and available for sale securities, net of taxes of $1,154				1,863	1,863

Total comprehensive income					361,805
Common stock dividends (per share $0.48)			(21,214)		(21,214)
Repurchase of common stock	(4,700)	(43,728)	(201,690)		(250,118)
Employee stock plans and related income tax benefit	944	43,728			44,672

BALANCE AT DECEMBER 31, 2006	42,612	–	1,463,727	4,827	1,511,166

Comprehensive income:
Net earnings (loss)			(333,526)		(333,526)
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and available for sale securities, net of taxes of $479				(773)	(773)

Total comprehensive income					(334,299)
Common stock dividends (per share $0.48)			(20,286)		(20,286)
Repurchase of common stock	(1,265)	(26,622)	(31,394)		(59,281)
Employee stock plans and related income tax benefit	804	26,622			27,426

BALANCE AT DECEMBER 31, 2007	$42,151	$–	$1,078,521	$ 4,054	$ 1,124,726

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(in thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(333,526)	$359,942	$447,052
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	54,494	46,731	43,166
Stock-based compensation expense	12,257	25,593	18,862
Inventory and other asset impairments and write-offs	583,363	81,314	3,798
Deferred tax valuation allowance	75,166	–	–
Changes in assets and liabilities:
Decrease (increase) in inventories	273,355	(263,444)	(494,769)
Net change in other assets, payables and other liabilities	(412,984)	(217,488)	175,358
Tax benefit from exercise of stock options and vesting of restricted stock	–	–	30,505
Excess tax benefits from stock-based compensation	(6,714)	(14,632)	–
Other operating activities, net	(17,271)	(3,379)	(7,708)

Net cash provided by operating activities	228,140	14,637	216,264

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(32,147)	(53,839)	(55,127)
Other investing activities, net	750	2,250	12,561

Net cash used for investing activities	(31,397)	(51,589)	(42,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	–	250,000	500,000
Repayment of long-term debt	(100,000)	(243,500)	(147,000)
(Decrease) increase in short-term borrowings	(11,037)	21,647	10,028
Common stock dividends	(20,365)	(21,666)	(11,383)
Common stock repurchases	(59,281)	(250,118)	(176,214)
Issuance of common stock under stock-based compensation	15,808	19,659	29,262
Excess tax benefits from stock-based compensation	6,714	14,632	–
Other financing activities, net	(5)	(48)	(5,396)

Net cash (used for) provided by financing activities	(168,166)	(209,394)	199,297

Net increase (decrease) in cash and cash equivalents	28,577	(246,346)	372,995
Cash and cash equivalents at beginning of year	215,037	461,383	88,388

CASH AND CASH EQUIVALENTS AT END OF YEAR	$243,614	$215,037	$461,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$1,097	$1,295	$1,846
Cash paid for income taxes	25,569	258,205	230,291

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Decrease) increase in consolidated inventory not owned related to land options	$(104,415)	$9,139	$64,563

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

Cash and Cash Equivalents
At December 31, 2007, the Company had cash and cash equivalents of $243.6 million, of which $13.5 million was restricted. The Company considers all highly liquid short-term investments and cash held in escrow to be cash equivalents. Cash equivalents totaled $193.6 million and $187.0 million at December 31, 2007 and 2006, respectively.

Per Share Data
Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Additionally, diluted net earnings per common share give effect to dilutive common stock equivalent shares.

Stock-Based Compensation
Effective January 1, 2006, the Company complies with the fair value recognition provisions of SFAS 123(R) by using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation by adhering to the provisions and related interpretation of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," permitted by SFAS 123, as amended. Therefore, except for costs related to restricted stock units, no stock-based employee compensation cost was recognized in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Homebuilding Revenues
In accordance with SFAS 66, homebuilding revenues are recognized when home and lot sales are closed, title and possession are transferred to the buyer and there is no significant continuing involvement. Sales incentives offset revenues and are expensed when homes are closed.

Housing Inventories
Housing inventories consist principally of homes under construction, land under development and improved lots. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors. The Company's analysis of these communities generally assumes flat revenues when compared with current sales orders for particular or comparable communities. The Company's determination of fair value is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams. Inventories to be held and used or disposed of are stated at either the lower of cost less estimated selling costs or fair value and are reported net of valuation reserves. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. Valuation reserves related to inventories to be disposed of amounted to $488.1 million at December 31, 2007 and $59.7 million at December 31, 2006. The net carrying values of the related inventories amounted to $388.3 million and $124.3 million at December 31, 2007 and 2006, respectively.

Costs of inventory include direct costs of land and land development; material acquisition; and home construction expenses. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during the land development stage.

The following table is a summary of capitalized interest:

(in thousands)	2007	2006

Capitalized interest at January 1	$98,932	$75,890
Interest capitalized	62,024	71,750
Interest amortized to cost of sales	(41,689)	(48,708)

Capitalized interest at December 31	$119,267	$98,932

The following table summarizes each reporting segment's total number of lots owned and lots controlled under option agreements:

	DECEMBER 31, 2007			DECEMBER 31, 2006
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	5,999	5,787	11,786	5,880	10,747	16,627
Southeast	9,957	3,192	13,149	11,016	10,192	21,208
Texas	5,784	3,434	9,218	6,760	5,430	12,190
West	4,907	840	5,747	7,595	2,698	10,293

Total	26,647	13,253	39,900	31,251	29,067	60,318

Variable Interest Entities
FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities and/or entitled to receive a majority of the VIE's residual returns. FIN 46 also requires disclosures about VIEs that the Company is not obligated to consolidate but in which it has a significant, though not primary, variable interest.

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of FIN 46, certain of the Company's lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of FIN 46, the Company consolidated $76.7 million of inventory not owned at December 31, 2007, $76.0 million of which pertained to land and lot option purchase contracts representing the fair value of the optioned property and approximately $758,000 of which pertained to the Company's homebuilding joint ventures. (See further discussion that follows under

"Investments in Joint Ventures.") While the Company may not have had legal title to the optioned land or guaranteed the seller's debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE's assets under option at fair value. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $8.1 million of its related cash deposits for lot option purchase contracts, which are included in "Consolidated inventory not owned." Minority interest totaling $67.9 million was recorded with respect to the consolidation of these contracts, representing the selling entities' ownership interests in these VIEs. At December 31, 2007, the Company had cash deposits and letters of credit totaling $13.9 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company. At December 31, 2007, the Company had cash deposits and/or letters of credit totaling $47.2 million that were associated with lot option purchase contracts having an aggregate purchase price of $456.9 million and relating to VIEs in which it did not have a primary variable interest.

Service Liabilities
Service, warranty and completion costs are estimated and accrued at the time a home closes and updated as experience requires.

Investments in Joint Ventures
The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Currently, the Company participates in seven homebuilding joint ventures in the Austin, Chicago, Dallas, Denver, Las Vegas and Orlando markets. The Company participates in a number of joint ventures in which it has less than a controlling interest. The Company recognizes its share of the respective joint ventures' earnings from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.

The following table summarizes each reporting segment's total estimated share of lots owned and controlled by the Company under its joint ventures:

	DECEMBER 31, 2007			DECEMBER 31, 2006
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	681	–	681	856	–	856
Southeast	45	–	45	356	–	356
Texas	189	–	189	203	–	203
West	410	1,209	1,619	441	1,209	1,650

Total	1,325	1,209	2,534	1,856	1,209	3,065

At December 31, 2007 and 2006, the Company's investments in its unconsolidated joint ventures totaled $30.8 million and $13.5 million, respectively, and were classified in the consolidated balance sheets under "Other" assets. For the year ended December 31, 2007, the Company's equity in earnings from unconsolidated joint ventures totaled $342,000, compared to losses of $260,000 and earnings of $315,000 for the same periods in 2006 and 2005, respectively.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $785.9 million and $649.2 million at December 31, 2007 and 2006, respectively. The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $508.4 million and $429.0 million at December 31, 2007 and 2006, respectively. One of its joint ventures had assets of $644.2 million and debt of $435.3 million at December 31, 2007. The Company had a 3.3 percent pro rata interest in this debt, or $14.5 million, and a completion guarantee related to project development. At December 31, 2006, this joint venture had total assets of $599.0 million and debt of $407.2 million, of which the Company's pro rata interest in the debt was $13.5 million. Additionally, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility for one of its unconsolidated joint ventures. At December 31, 2007 and 2006, the actual borrowings against the revolving credit facility for this joint venture were $50.6 million and $53.8 million, respectively, of which the Company's pro rata share of the debt was $25.3 million and $26.9 million, respectively. The guarantees apply if the joint venture defaults on its loan arrangement and the fair value of the collateral, which includes land and improvements, is less than the loan balance.

In 2007 and 2006, certain of the joint ventures in which the Company participated were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities. In association with these consolidated joint ventures, the Company recorded pretax earnings of approximately $108,000 and $685,000 for 2007 and 2006, respectively. Total assets of approximately $782,000, including consolidated inventory not owned and minority interest of $1.1 million, were consolidated at December 31, 2007. Total assets of $78.3 million, including consolidated inventory not owned; total liabilities of $60.5 million; and minority interest of $9.5 million were consolidated at December 31, 2006.

Property, Plant and Equipment
Property, plant and equipment, which included model home furnishings of $69.6 million and $69.4 million at December 31, 2007 and 2006, respectively, are carried at cost less accumulated depreciation and amortization. Depreciation is provided for, principally, by the straight-line method over the estimated useful lives of the assets. Model home furnishings, which are amortized over the life of the community as homes are closed, are included in cost of sales.

Purchase Price in Excess of Net Assets Acquired
Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," requires that goodwill and certain intangible assets no longer be amortized but be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. SFAS 142 also requires that goodwill included in the carrying value of equity-method investments no longer be amortized.

The Company performs impairment tests of its goodwill annually as of March 31, or as needed. The Company tests goodwill for impairment by using the two-step process prescribed in SFAS 142. The first step identifies potential impairment, while the second step measures the amount of impairment.

Goodwill is allocated to the reporting unit from which it originates. The Company recorded a $15.4 million goodwill impairment charge, which is reported under "Selling, general and administrative expenses," during the first quarter of 2007. This impairment was related to the 1986 acquisition of MJ Brock & Sons, a California homebuilder based in the Company's West region. At December 31, 2007, the Company's remaining goodwill totaled $2.8 million, net of $2.3 million of accumulated amortization, and is related to the Southeast region. Goodwill totaled $18.2 million at December 31, 2006 and there was no impairment in 2006.

As a result of the Company's application of the nonamortization provisions of SFAS 142, no amortization of goodwill was recorded in 2007, 2006 or 2005.

Income Taxes
The Company files a consolidated federal income tax return. Certain items of income and expense are included in one period for financial reporting purposes and in another for income tax purposes. Deferred income taxes are provided in recognition of these differences. Deferred tax assets and liabilities are determined based on enacted tax rates and are subsequently adjusted for changes in these rates. A change in deferred tax assets or liabilities results in a charge or credit to deferred tax expense. (See Note G, "Income Taxes.")

Loan Origination Fees, Costs, Mortgage Discounts and Loan Sales
Loan origination fees, net of related direct origination costs and loan discount points, are recognized in current earnings upon the sale of related mortgage loans. In accordance with Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," gains or losses on the sale of mortgage loans and related servicing rights are recognized when the Company transfers title to the purchaser.

Derivative Instruments
In the normal course of business and pursuant to its risk-management policy, the Company enters, as an end user, into derivative instruments, including forward-delivery contracts for loans; options on forward-delivery contracts; futures contracts; and options on futures contracts, to minimize the impact of movements in market interest rates on IRLCs. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. It manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits. The Company elected not to use hedge accounting treatment with respect to its economic hedging activities. Accordingly, all derivative instruments used as economic hedges are carried in the consolidated balance sheets in "Other" assets or "Accrued and other liabilities" at fair value, with changes in value recorded in current earnings. The Company's mortgage pipeline includes IRLCs, which represent commitments that have been extended by the Company to those borrowers who have applied for loan funding and have met certain defined credit and underwriting criteria. RMC periodically purchases forward optional loan sale commitments from a third party. These commitments enable RMC to sell loans at a fixed rate for a stipulated period of time. The Company determined that its IRLCs and optional loan sale commitments meet the definition of derivatives under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended.

In 2006, the Company terminated two treasury locks, which were entered into to facilitate the replacement of higher-rate senior and senior subordinated debt. (See Note D, "Derivative Instruments.")

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising costs totaled $28.7 million, $34.9 million and $25.3 million in 2007, 2006 and 2005, respectively.

Comprehensive Income
Comprehensive income consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities, as well as the increase or decrease in unrealized gains or losses associated with the treasury locks, net of applicable taxes. Comprehensive income totaled losses of $334.3 million, compared to earnings of $361.8 million and $449.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

New Accounting Pronouncements
FIN 48
In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 also prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The new pronouncement also provides guidance on derecognition; classification; interest and penalties; accounting in interim periods; disclosure; and transition. The Company implemented the provisions of FIN 48 effective January 1, 2007, and determined that no adjustment upon adoption was required. (See Note G, "Income Taxes.")

EITF 06-8
In November 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue No. 06-8 ("EITF 06-8"), "Applicability of the Assessment of a Buyer's Continuing Investment under SFAS 66 for Sales of Condominiums." EITF 06-8 states that the adequacy of the buyer's investment, under SFAS 66, should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 could require that additional deposits be collected by developers of condominium projects that wish to recognize profit under the percentage-of-completion method during the construction period. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. EITF 06-8 is not expected to have a material effect on the Company's financial condition or results of operations.

SFAS 157
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair-Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on a prospective basis beginning 2008. The Company is currently reviewing this statement and has not yet determined the impact, if any, on its consolidated financial statements.

SAB 109
In November 2007, the SEC issued Staff Accounting Bulletin No. 109 ("SAB 109"), "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB 109, which revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments," specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. The Company has adopted SAB 109 effective January 1, 2008, and it does not expect the impact of this statement to be material to its consolidated financial statements.

SFAS 158
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires that the funded status of defined benefit pension plans and other postretirement plans be recognized in the balance sheet, along with a corresponding after-tax adjustment to stockholders' equity. The recognition of the funded status provision of SFAS 158 applies prospectively and is effective December 31, 2007. SFAS 158 also requires measurement of plan assets and benefit obligations at the entity's fiscal year-end, effective December 31, 2008. SFAS 158 did not and is not expected to have a material effect on the Company's financial condition or results of operations.

SFAS 159
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair-Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115." SFAS 159 permits a company to measure certain financial instruments and other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 on a prospective basis beginning 2008, and it does not expect the impact of this statement to be material to its consolidated financial statements.

SFAS 160
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent's ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period after December 15, 2008. The Company is currently reviewing this statement and has not yet determined the impact, if any, on its consolidated financial statements.

Note B: Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it builds homes in 28 markets. The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate. The Company's homebuilding operations consists of four regional reporting segments, referred to as North, Southeast, Texas and West. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. Its financial services segment includes RMC, RHIC, LPS and CNRRG. The Company's financial services segment provides loan origination and offers mortgage, title, escrow and insurance services. Corporate is a nonoperating business segment with the sole purpose of supporting operations. Certain corporate expenses are allocated to the homebuilding and financial services segments, while certain assets relating to employee benefit plans have been attributed to other segments in order to best reflect the Company's financial position and results of operations.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings. The accounting policies of the segments are the same as those described in Note A, "Summary of Significant Accounting Policies."

Selected Segment Information

	YEAR ENDED DECEMBER 31,
(in thousands)	2007	2006	2005

REVENUES
Homebuilding
North	$857,448	$1,196,335	$1,388,208
Southeast	929,168	1,522,123	1,258,373
Texas	571,689	695,356	619,332
West	601,889	1,240,106	1,459,838
Financial services	72,400	103,296	91,815

Total	$3,032,594	$4,757,216	$4,817,566

EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$(37,077)	$170,636	$241,183
Southeast	(59,419)	253,120	179,242
Texas	27,098	59,854	44,308
West	(355,583)	89,533	279,477
Financial services	40,927	67,695	59,373
Corporate and unallocated	(36,044)	(73,730)	(82,532)

Total	$(420,098)	$567,108	$721,051

DEPRECIATION AND AMORTIZATION
Homebuilding
North	$9,080	$9,620	$10,800
Southeast	8,252	10,913	9,083
Texas	6,856	7,366	6,049
West	27,552	15,981	14,598
Financial services	1,054	1,225	1,119
Corporate and unallocated	1,700	1,626	1,517

Total	$54,494	$46,731	$43,166

	DECEMBER 31,
(in thousands)	2007	2006

IDENTIFIABLE ASSETS
Homebuilding
North	$724,105	$941,791
Southeast	693,532	931,275
Texas	421,359	446,743
West	379,640	864,040
Financial services	93,200	81,540
Corporate and unallocated	230,343	151,308

Total	$2,542,179	$3,416,697

Note C: Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2007	2006	2005

NUMERATOR
Net earnings (loss)	$(333,526)	$359,942	$447,052
DENOMINATOR
Basic earnings per share—weighted-average shares	42,136,315	44,228,502	46,966,317
Effect of dilutive securities:
Stock options	–	1,294,237	2,140,200
Equity incentive plan	–	421,709	384,370

Dilutive potential of common shares	–	1,715,946	2,524,570
Dilutive earnings per share—adjusted weighted-average shares and assumed conversions	42,136,315	45,944,448	49,490,887
NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(7.92)	$8.14	$9.52
Diluted	(7.92)	7.83	9.03

For the year ended December 31, 2007, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company's net loss for the year. Options to purchase 1.1 million shares and 205,000 shares of common stock at various prices were outstanding at December 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share for those annual periods because their effect would have been antidilutive since their exercise prices were greater than the average market price of the common shares.

Note D: Derivative Instruments

The Company, which uses derivative financial instruments in its normal course of operations, has no derivative financial instruments that are held for trading purposes.

The contract or notional amounts of these financial instruments at December 31 were as follows:

(in thousands)	2007	2006

Mortgage interest rate lock commitments	$66,126	$124,927
Hedging contracts:
Forward-delivery contracts	47,500	41,000

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. IRLCs expose the Company to market risk as a result of increases in mortgage interest rates. At December 31, 2007, IRLCs had interest rates generally ranging from five to seven percent, compared to five to ten percent at December 31, 2006.

Hedging contracts are regularly entered into by the Company for the purpose of mitigating its exposure to movements in interest rates on IRLCs. The selection of these hedging contracts is based upon the Company's secondary marketing strategy, which establishes a risk-tolerance level. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The market risk assumed while holding the hedging contracts generally mitigates the market risk associated with IRLCs.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. The Company manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits.

During the second quarter of 2006, the Company terminated its $100.0 million treasury lock at 4.2 percent and its $150.0 million treasury lock at 4.1 percent. These hedges were entered into to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006 and were evaluated and deemed to be highly effective at the inception of the contracts. The Company accounted for the treasury locks as cash flow hedges, in accordance with SFAS 133. As a result of changes in the timing of the Company's debt issuance and in the term of debt issued in the second quarter of 2006, a gain of $9.2 million was recognized during that period, reflecting the ineffective portion of those cash flow hedges. For the year ended 2006, the Company recognized pretax gains of $9.9 million from the termination of these treasury locks. The $8.4 million effective portion of the settlement value of the $150.0 million treasury lock was recorded, net of income tax effect, in "Accumulated other comprehensive income" and will be amortized over the seven-year life of the related debt instrument. The Company recorded amortization of $1.2 million and approximately $704,000 related to the effective portion of this termination for the years ended December 31, 2007 and 2006, respectively.

Note E: Fair Values of Financial Instruments

The Company's financial instruments are held for purposes other than trading. The fair values of these financial instruments are based on quoted market prices, where available, or are estimated by using either present value or other valuation techniques. Estimated fair values are significantly affected by the assumptions used, including discount rates and estimates of cash flows. In that regard, derived fair value estimates cannot always be substantiated by comparison to independent markets.

The table below sets forth the carrying values and fair values of the Company's financial instruments at December 31, 2007 and 2006. It excludes nonfinancial instruments, and accordingly, the aggregate fair value amounts presented do not represent the underlying value to the Company.

	2007		2006
(in thousands)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE

OTHER ASSETS
Mortgage loans held-for-sale	$12,557	$12,813	$11,767	$11,959
DEBT
Senior notes	$800,000	$751,885	$900,000	$891,695
OTHER FINANCIAL INSTRUMENTS
Mortgage interest rate lock commitments	$298	$298	$598	$598
Forward-delivery contracts	(181)	(181)	152	152

The carrying amounts of cash and cash equivalents and secured notes payable are reported in the balance sheet and approximate their fair values. The fair values of the senior notes, mortgage loans held-for-sale, forward-delivery contracts and IRLCs are based on either quoted market prices or market prices for similar financial instruments. The fair values of the IRLCs do not include amounts associated with the future servicing of loans.

Note F: Debt

Debt consists of the following at December 31:

(in thousands)	2007	2006

Senior notes	$800,000	$900,000
Secured notes payable	39,080	50,117

Total	$839,080	$950,117

At December 31, 2007, maturities of debt are scheduled as follows:

(in thousands)

2008	$75,512
2009	7,842
2010	3,920
2011	1,408
After 2011	750,398

Total debt	$839,080

At December 31, 2007, the Company had outstanding (a) $50.0 million of 5.4 percent senior notes due June 2008; (b) $250.0 million of 5.4 percent senior notes due May 2012; (c) $250.0 million of 6.9 percent senior notes due June 2013; and (d) $250.0 million of 5.4 percent senior notes due January 2015. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

During 2007, the Company redeemed $75.0 million and $25.0 million of its 5.4 percent senior notes due June 2008 in August and December 2007, respectively. The redemption prices were 100.2 percent and 100.8 percent of the principal amount of the notes outstanding, respectively, plus accrued interest as of the redemption dates. The Company recognized an aggregate loss of approximately $490,000 related to the early retirement of these notes in 2007. (See "Financial Condition and Liquidity" within "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

In 2006, the Company redeemed $150.0 million of its 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million. The Company recorded an expense of $7.7 million related to the early retirement of debt for the year ended December 31, 2006. Additionally, the Company's 8.0 percent senior notes, which totaled $100.0 million, matured in August 2006. (See "Financial Condition and Liquidity" within "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Also in 2006, the Company terminated its treasury locks, which were entered into to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006. The Company recognized gains of $9.9 million for the year ended December 31, 2006, related to the termination of these locks. (See Note D, "Derivative Instruments.")

The senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2007.

During 2007, the Company amended its unsecured revolving credit facility from $1.1 billion to $750.0 million. The credit agreement, which matures in January 2011, also provides access to an additional $750.0 million of financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments. The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for the issuance of standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company's 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company's leverage ratio and credit ratings, or by reference to an alternate base rate. The credit agreement is used for general corporate purposes and contains various customary affirmative, negative and financial covenants. The Company was in compliance with these covenants at December 31, 2007. There were no borrowings outstanding under the agreement at December 31, 2007 or 2006. Letters of credit aggregating $157.8 million and $192.9 million were outstanding under the facility at December 31, 2007 and 2006, respectively. Under the facility, the unused borrowing capacity totaled $592.2 million and $940.6 million at December 31, 2007 and 2006, respectively. (See "Financial Condition and Liquidity" within "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

In February 2008, the Company entered into a Second Amendment to its $750.0 million credit facility. The Second Amendment reduces the base amount for the minimum consolidated tangible net worth covenant the Company is required to maintain under its credit facility to $850.0 million; increases the borrowing base by adding unrestricted cash up to $300.0 million; and increases the definition of material indebtedness to $20.0 million.

At December 31, 2007, the Company's obligations to pay principal, premium, if any, and interest under its $750.0 million unsecured revolving credit facility; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note K, "Supplemental Guarantor Information.")

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2007 and 2006, outstanding seller-financed nonrecourse notes payable were $39.1 million and $50.1 million, respectively.

Note G: Income Taxes

Deferred tax assets are recognized for the estimated tax effects attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses and are realized when existing temporary differences are carried back to profitable year(s) and/or carried forward to future years having taxable income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. The Company generated significant deferred tax assets in 2007 largely due to the inventory impairments it incurred during the year. The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS 109, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its duration, which limits the Company's ability to predict taxable income beyond the near term, the Company determined that an allowance against its deferred tax asset was required. Therefore, during the fourth quarter of 2007, the Company recorded a valuation allowance of $75.2 million against its deferred tax assets, which was reflected as a noncash charge to income tax expense. The valuation allowance is comprised of net state taxes of $21.7 million, for which carrybacks are generally statutorily not allowed, and federal taxes of $53.5 million that may not be realized through a carryback to a profitable year or be offset against taxable income in the near term. For federal purposes, net operating losses can be carried forward 20 years and, for state purposes, can generally be carried forward 10 to 15 years depending on the taxing jurisdiction. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, the Company expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

As a result of the noncash tax charge, the Company's effective income tax benefit rate was 20.6 percent for the year ended December 31, 2007, as compared to an effective provision rate of 36.5 percent and 38.0 percent for the years ended 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, no valuation allowance for the deferred tax asset was required. The decrease in effective income tax rate in 2006, compared to 2005, was primarily due to the Company's reversal of prior year tax provisions no longer required due to the expiration of various tax statutes of limitations and the impact of lower pretax earnings for the year. The Company had a net current tax receivable of $9.1 million at December 31, 2007, and a net current tax liability of $36.4 million at December 31, 2006. These amounts are reported in the consolidated balance sheets in "Accrued and other liabilities."

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	3.2	3.2	3.2
Domestic production activity deduction	–	(0.9)	(0.8)
Resolution of tax contingency	2.0	(1.0)	–
Goodwill	(1.4)	–	–
Deferred tax asset allowance	(17.8)	–	–
Other	(0.4)	0.2	0.6

Effective tax rate	20.6%	36.5%	38.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 were as follows:

(in thousands)	2007	2006

DEFERRED TAX ASSETS
Warranty, legal and other accruals	$23,801	$29,029
Employee benefits	48,574	51,427
Noncash charge for impairment of long-lived assets	187,385	23,105
State net operating loss carryforwards	1,755	–
Other	4,435	8,411

Total	265,950	111,972
Valuation allowance	(75,166)	–

Total deferred tax assets	190,784	111,972

DEFERRED TAX LIABILITIES
Deferred recognition of income and gains	(2,224)	(4,037)
Capitalized expenses	(27,605)	(19,183)
Other	(2,890)	(4,553)

Total deferred tax liabilities	(32,719)	(27,773)

NET DEFERRED TAX ASSET	$158,065	$84,199

The Company's expense for income taxes for the years ended December 31, 2007, 2006 and 2005, is summarized as follows:

(in thousands)	2007	2006	2005

CURRENT EXPENSE (BENEFIT)
Federal	$(14,323)	$206,635	$243,220
State	1,617	32,799	36,852

Total current expense (benefit)	(12,706)	239,434	280,072

DEFERRED EXPENSE (BENEFIT)
Federal	(84,872)	(27,848)	(5,274)
State	11,006	(4,420)	(799)

Total deferred expense (benefit)	(73,866)	(32,268)	(6,073)

Total expense (benefit)	$(86,572)	$207,166	$273,999

The Company implemented the provisions of FIN 48 effective January 1, 2007. As of the date of adoption, the Company's net liability for unrecognized tax benefits was $11.4 million, which represented $15.6 million of gross unrecognized tax benefits less $4.2 million of indirect tax benefits. The Company accounts for interest and penalties on unrecognized tax benefits through its provision for income taxes. As of December 31, 2007, the Company's liability for gross unrecognized tax benefits was $11.8 million, of which $8.3 million, if recognized, will affect the Company's effective tax rate. The Company had $4.4 million and $5.8 million in accrued interest and penalties at January 1 and December 31, 2007, respectively. The Company estimates that, within 12 months, $2.4 million of gross state unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax.

The Company's summary of accounting for tax uncertainties at December 31, 2007, and for the period then ended follows:

(in thousands)	2007

Balance at January 1	$15,555
Additions related to current year positions	1,947
Additions related to prior year positions	1,898
Reductions due to settlements	(300)
Reductions due to expiration of the statute of limitations	(7,256)

Balance at December 31	$11,844

As of December 31, 2007, the 2004 through 2007 tax years remain open for examination.

Note H: Employee Incentive and Stock Plans

Retirement Savings Opportunity Plan ("RSOP")
All full-time employees are eligible to participate in the RSOP. Part-time employees are eligible to participate in the RSOP following the completion of 1,000 hours of service within the first 12 months of employment or within any plan year after the date of hire. Pursuant to Section 401(k) of the Internal Revenue Code, the plan permits deferral of a portion of a participant's income into a variety of investment options. Total compensation expense related to the Company's matching contributions for this plan amounted to $10.0 million, $12.0 million and $11.0 million in 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan ("ESPP")
All full-time employees of the Company, with the exception of its executive officers, are eligible to participate in the ESPP. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee's contribution by donating an additional 20.0 percent of the employee's payroll deduction. Stock is purchased by a plan administrator on a regular monthly basis. All brokerage and transaction fees for purchasing the stock are paid for by the Company. The Company's expense related to its matching contribution for this plan was approximately $354,000, $495,000 and $514,000 in 2007, 2006 and 2005, respectively.

Supplemental Executive Retirement Plans
The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At December 31, 2007 and 2006, the cash surrender value of these contracts was $28.5 million and $24.8 million, respectively, and is included in "Other" assets. The net periodic benefit cost of these plans for the year ended December 31, 2007, was $5.7 million and included service costs of $4.5 million, interest costs of $1.4 million and investment earnings of $217,000. The net periodic benefit cost of these plans for the year ended December 31, 2006, was $3.3 million and included service costs of $4.3 million, interest costs of $1.1 million and investment earnings of $2.1 million. The $24.0 million and $18.0 million projected benefit obligations at December 31, 2007 and 2006, respectively, were equal to the net liability recognized in the balance sheet at those dates. The weighted-average discount rate used for the plans was 7.7 percent for both 2007 and 2006.

Note I: Stock-Based Compensation

The Ryland Group, Inc. 2007 Equity Incentive Plan (the "Plan") permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years. Outstanding stock options granted under predecessor plans have a maximum term of five and ten years. Outstanding restricted stock units granted under predecessor plans generally vest in three equal annual installments. At December 31, 2007 and 2006, stock options or other awards or units available for grant totaled 1,587,725 and 240,645, respectively.

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the "Director Plan") provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro-rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and non-forfeitable on their applicable award dates. At December 31, 2007 and 2006, there were 93,000 and 120,000 stock awards available for future grant in accordance with the Director Plan, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of non-statutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company's stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

SFAS 123(R) requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options ("excess tax benefits") to be classified as financing cash flows. Excess tax benefits of $6.7 million and $14.6 million for the 12 months ended December 31, 2007 and 2006, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

The Company recorded $12.3 million and $25.6 million of stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively. Stock-based compensation expenses have been allocated to the Company's reportable segments and are reported in "Corporate," "Financial services" and "Selling, general and administrative" expenses.

The following table illustrates the effect on net earnings and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company's equity-based compensation plans in the year ended December 31, 2005. For purposes of this pro forma disclosure, the grant-date fair value of the Company's stock options was estimated by using a Black-Scholes-Merton option-pricing formula and amortized to expense over the stock options' vesting periods.

(in thousands, except per share data)	2005

Net earnings, as reported	$447,052
Add: Stock-based employee compensation expense included in
reported net earnings, net of related tax effects[1]	11,695
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards,
net of related tax effects	(17,652)

Pro forma net earnings	$441,095

Earnings per share:
Basic—as reported	$9.52
Basic—pro forma	9.39
Diluted—as reported	9.03
Diluted—pro forma	8.91

1
Amount represents the Company's net stock-based compensation expense associated with restricted stock units.

The Company has determined the grant-date fair value of stock options using the Black-Scholes-Merton option-pricing formula. Expected volatility is based upon the historical volatility of the Company's common stock. The expected dividend yield is based on an annual dividend rate of $0.48 per common share. The risk-free interest rate for periods within the contractual life of the stock option award is based upon the zero-coupon U.S. Treasury bond on the date the stock option is granted, with a maturity equal to the expected option life of the stock option granted. The expected option life is derived from historical experience under the Company's share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding. The following table presents the weighted-average inputs used and fair values determined for stock options granted during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Expected volatility	35.8%	38.0%	38.4%
Expected dividend yield	1.1%	0.8%	0.5%
Expected term (in years)	3.4	3.2	3.0
Risk-free rate	4.6%	5.0%	4.0%
Weighted-average grant-date fair value	$12.70	$19.17	$18.99

A summary of stock option activity in accordance with the Company's plans as of December 31, 2007, 2006 and 2005, and changes for the years then ended follows:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (in years	)	AGGREGATE INTRINSIC VALUE (in thousands)

Options outstanding at January 1, 2005	5,535,398	$19.15	6.38
Granted	569,750	65.36
Exercised	(1,408,973)	14.84
Forfeited	(41,605)	42.52

Options outstanding at December 31, 2005	4,654,570	$25.91	5.71		$215,199
Available for future grant	1,612,463

Total shares reserved	6,267,033

Options exercisable at December 31, 2005	3,360,535	$17.62	5.13		$183,191

Options outstanding at January 1, 2006	4,654,570	$25.91	5.71
Granted	374,500	62.31
Exercised	(798,218)	12.34
Forfeited	(66,710)	56.83

Options outstanding at December 31, 2006	4,164,142	$31.29	5.02		$106,250
Available for future grant	360,645

Total shares reserved	4,524,787

Options exercisable at December 31, 2006	3,365,335	$25.54	5.04		$102,729

Options outstanding at January 1, 2007	4,164,142	$31.29	5.02
Granted	658,500	43.60
Exercised	(638,232)	12.62
Forfeited	(150,244)	53.07

Options outstanding at December 31, 2007	4,034,166	$35.44	4.31		$23,744
Available for future grant	1,680,725

Total shares reserved	5,714,891

Options exercisable at December 31, 2007	3,103,087	$31.22	4.42		$23,744

The Company recorded stock-based compensation expense related to stock options of $4.9 million and $10.4 million for the years ended December 31, 2007 and 2006, respectively. On a pro forma basis, stock-based compensation expense related to stock options for the year ended December 31, 2005 was $9.7 million.

A summary of stock options outstanding and exercisable at December 31, 2007 follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING LIFE (Years)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED- AVERAGE EXERCISE PRICE

$ 4.11 to $ 6.38	727,802	1.6	$5.99	727,802	$5.99
$ 10.19 to $ 24.44	914,161	4.5	18.74	914,161	18.74
$ 35.61 to $ 57.54	1,600,953	5.5	43.92	965,370	44.16
$ 61.40 to $ 83.13	791,250	4.2	64.66	495,754	66.10

The total intrinsic values of stock options exercised during the years ended December 31, 2007, 2006 and 2005, were $17.8 million, $38.5 million, and $77.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

A summary of the Company's non-vested options as of and for the years ended December 31, 2007, 2006 and 2005, follows:

	2007		2006		2005
	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE

Nonvested options outstanding at January 1	798,807	$16.40	1,294,035	$13.40	1,858,407	$9.19
Granted	658,500	12.70	374,500	19.17	569,750	18.99
Vested	(375,984)	14.57	(803,018)	12.82	(1,092,517)	9.21
Forfeited	(150,244)	15.54	(66,710)	16.82	(41,605)	12.05

Nonvested options outstanding at December 31	931,079	$14.67	798,807	$16.40	1,294,035	$13.40

As of December 31, 2007, there was $8.5 million of total unrecognized compensation cost related to nonvested stock option awards granted under the Company's plans. That cost is expected to be recognized over the next 2.5 years.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards was $6.1 million, $13.3 million and $18.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following is a summary of activity relating to restricted stock awards:

	2007	2006	2005

Restricted shares at January 1	435,664	441,000	356,800
Shares awarded	25,000	133,000	253,000
Shares vested	(182,664)	(138,336)	(168,800)
Shares forfeited	(36,000)	–	–

Restricted shares at December 31	242,000	435,664	441,000

At December 31, 2007, the outstanding restricted shares will vest as follows: 2008—121,331; 2009—80,669; and 2010—40,000.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to such grants in the amount of $1.2 million and $1.9 million during the years ended December 31, 2007 and 2006, respectively.

Note J: Commitments and Contingencies

Commitments
In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At December 31, 2007, it had related cash deposits and letters of credit outstanding that totaled $74.7 million for land options pertaining to land purchase contracts with an aggregate purchase price of $721.4 million. At December 31, 2007, the Company had commitments with respect to option contracts having specific performance provisions of approximately $24.2 million, compared to $34.2 million at December 31, 2006.

Rent expense primarily relates to office facilities, model homes, furniture and equipment.

	YEAR ENDED DECEMBER 31,
(in thousands)	2007	2006	2005

Total rent expense	$26,760	$23,232	$17,050
Less income from subleases	(246)	(950)	(312)

Net rent expense	$26,514	$22,282	$16,738

At December 31, 2007, future minimum rental commitments under noncancelable leases with remaining terms in excess of one year are as follows:

(in thousands)

2008	$12,056
2009	10,827
2010	8,417
2011	6,334
2012	4,018
Thereafter	5,417
Less sublease income	(1,362)

Total lease commitments	$45,707

RMC purchases optional commitments from third parties for the purpose of mitigating its exposure to movements in interest rates on customer-financing commitments. RMC pays the investor a fixed one-time premium for these commitments. In return, RMC receives the option of selling a loan at a fixed rate in the commitment for a stipulated period of time. Optional commitments with investors are non-transferable and RMC's risk is limited to the initial premium paid. Fair values of optional commitments are estimated based on the premium paid and amortized over the duration of the commitment. The outstanding commitments at December 31, 2007 and 2006, were $32.5 million and $183.6 million, with fair values of approximately $15,000 and $12,000, respectively.

Contingencies
As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At December 31, 2007, total development bonds were $313.2 million, while total related deposits and letters of credit were $50.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At December 31, 2007 and 2006, one of the joint ventures in which the Company participates had debt of $435.3 million and $407.2 million, respectively. In this joint venture, the Company and its partners provided guarantees of debt on a pro rata basis. The Company had a 3.3 percent pro rata interest on the debt, or $14.5 million and $13.5 million, at December 31, 2007 and 2006, respectively, and a completion guarantee related to project development that would require the Company to pay a pro rata amount of additional development costs. The guarantees apply if the joint venture defaults on its loan arrangement and the fair value of the collateral, which includes land and improvements, is less than the loan balance. In another of its joint ventures, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility. At December 31, 2007 and 2006, the actual borrowings against the revolving credit facility for this joint venture were $50.6 million and $53.8 million, respectively, of which the Company's pro rata share of debt was $25.3 million and $26.9 million, respectively.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. At December 31, 2007, the Company had outstanding IRLCs totaling $66.1 million. Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs. (See Note D, "Derivative Instruments.")

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

Changes in the Company's product liability reserve during the period are as follows:

(in thousands)	2007	2006

Balance at January 1	$44,102	$41,647
Warranties issued	11,820	29,828
Settlements made	(19,365)	(27,373)

Balance at December 31	$36,557	$44,102

The Company requires substantially all of its subcontractors to have general liability insurance, which includes construction defect coverage, and workmans compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, with fewer insurers participating, general liability insurance for the homebuilding industry has become more difficult to obtain over the past several years. As a result, RHIC provides insurance services to the homebuilding segments' subcontractors in certain markets. At December 31, 2007, RHIC had $34.1 million in cash and cash equivalents, of which $13.5 million was restricted, and $28.3 million in subcontractor product liability reserves, which are included under "Cash and cash equivalents" and "Accrued and other liabilities," respectively. At December 31, 2006, RHIC had $28.9 million in cash and cash equivalents and $22.5 million in subcontractor product liability reserves, which are included in the consolidated balance sheets.

Changes in the Company's insurance reserves during the period are as follows:

(in thousands)	2007	2006

Balance at January 1	$22,521	$16,907
Insurance expense provisions	5,772	5,614

Balance at December 31	$28,293	$22,521

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company's analysis of historical claims. The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company's current estimates. At December 31, 2007 and 2006, the Company had legal reserves of $15.3 million and $21.0 million, respectively. (See "Item 3. Legal Proceedings.")

Note K: Supplemental Guarantor Information

The Company's obligations to pay principal, premium, if any, and interest under its $750.0 million unsecured revolving credit facility; the RMC Agreement; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full and unconditional.

In lieu of providing separate financial statements for the Guarantor Subsidiaries, the accompanying condensed consolidating financial statements have been included. Management does not believe that separate financial statements for the Guarantor Subsidiaries are material to investors and are, therefore, not presented.

The following information presents the consolidating statements of earnings, financial position and cash flows for (a) the parent company and issuer, The Ryland Group, Inc. ("TRG, Inc."); (b) the Guarantor Subsidiaries; (c) the non-Guarantor Subsidiaries; and (d) the consolidation eliminations used to arrive at the consolidated information for The Ryland Group, Inc. and subsidiaries.

CONSOLIDATING STATEMENT OF EARNINGS

	YEAR ENDED DECEMBER 31, 2007
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES	$1,863,482	$1,147,957	$74,001	$(52,846)	$3,032,594
EXPENSES
Corporate, general and administrative	2,034,125	1,437,849	33,074	(52,846)	3,452,202
Expenses related to early retirement of debt	490	–	–	–	490

TOTAL EXPENSES	2,034,615	1,437,849	33,074	(52,846)	3,452,692

Earnings (loss) before taxes	(171,133)	(289,892)	40,927	–	(420,098)
Tax expense (benefit)	(35,266)	(59,740)	8,434	–	(86,572)
Equity in net earnings (loss) of subsidiaries	(197,659)	–	–	197,659	–

NET EARNINGS (LOSS)	$(333,526)	$(230,152)	$32,493	$197,659	$(333,526)

CONSOLIDATING STATEMENT OF EARNINGS

	YEAR ENDED DECEMBER 31, 2006
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES	$2,859,744	$1,908,416	$117,342	$(128,286)	$4,757,216
EXPENSES
Corporate, general and administrative	2,450,382	1,810,670	49,647	(128,286)	4,182,413
Expenses related to early retirement of debt	7,695	–	–	–	7,695

TOTAL EXPENSES	2,458,077	1,810,670	49,647	(128,286)	4,190,108

Earnings before taxes	401,667	97,746	67,695	–	567,108
Tax expense	145,125	36,655	25,386	–	207,166
Equity in net earnings of subsidiaries	103,400	–	–	(103,400)	–

NET EARNINGS	$359,942	$61,091	$42,309	$(103,400)	$359,942

CONSOLIDATING STATEMENT OF EARNINGS

	YEAR ENDED DECEMBER 31, 2005
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES	$2,777,565	$2,064,488	$91,815	$(116,302)	$4,817,566
EXPENSES
Corporate, general and administrative	2,374,722	1,797,376	32,442	(116,302)	4,088,238
Expenses related to early retirement of debt	8,277	–	–	–	8,277

TOTAL EXPENSES	2,382,999	1,797,376	32,442	(116,302)	4,096,515

Earnings before taxes	394,566	267,112	59,373	–	721,051
Tax expense	150,106	101,502	22,391	–	273,999
Equity in net earnings of subsidiaries	202,592	–	–	(202,592)	–

NET EARNINGS	$447,052	$165,610	$36,982	$(202,592)	$447,052

CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2007
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

ASSETS
Cash and cash equivalents	$12,908	$172,363	$58,343	$–	$243,614
Consolidated inventories owned	1,165,740	570,119	–	–	1,735,859
Consolidated inventories not owned	1,179	6,940	68,615	–	76,734

Total inventories	1,166,919	577,059	68,615	–	1,812,593
Investment in subsidiaries/ intercompany receivables	758,282	–	2,028	(760,310)	–
Other assets	354,883	95,239	35,850	–	485,972

TOTAL ASSETS	2,292,992	844,661	164,836	(760,310)	2,542,179

LIABILITIES
Accounts payable and other accrued liabilities	333,192	114,842	61,420	–	509,454
Debt	835,074	4,006	–	–	839,080
Intercompany payables	–	316,296	–	(316,296)	–

TOTAL LIABILITIES	1,168,266	435,144	61,420	(316,296)	1,348,534

MINORITY INTEREST	–	–	68,919	–	68,919

STOCKHOLDERS' EQUITY	1,124,726	409,517	34,497	(444,014)	1,124,726

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,292,992	$844,661	$164,836	$(760,310)	$2,542,179

CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2006
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

ASSETS
Cash and cash equivalents	$43,129	$129,079	$42,829	$–	$215,037
Consolidated inventories owned	1,563,246	944,386	–	–	2,507,632
Consolidated inventories not owned	5,655	8,059	250,139	–	263,853

Total inventories	1,568,901	952,445	250,139	–	2,771,485
Investment in subsidiaries/ intercompany receivables	1,023,975	–	12,178	(1,036,153)	–
Other assets	297,071	100,781	32,323	–	430,175

TOTAL ASSETS	2,933,076	1,182,305	337,469	(1,036,153)	3,416,697

LIABILITIES
Accounts payable and other accrued liabilities	480,811	162,758	130,096	–	773,665
Debt	941,099	9,018	–	–	950,117
Intercompany payables	–	370,858	–	(370,858)	–

TOTAL LIABILITIES	1,421,910	542,634	130,096	(370,858)	1,723,782

MINORITY INTEREST	–	–	181,749	–	181,749

STOCKHOLDERS' EQUITY	1,511,166	639,671	25,624	(665,295)	1,511,166

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,933,076	$1,182,305	$337,469	$(1,036,153)	$3,416,697

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2007
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(333,526)	$(230,152)	$32,493	$197,659	$(333,526)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	439,486	284,210	1,584	–	725,280
Changes in assets and liabilities	24,480	63,056	(29,506)	(197,659)	(139,629)
Other operating activities, net	(23,985)	–	–	–	(23,985)

Net cash provided by operating activities	106,455	117,114	4,571	–	228,140

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(17,939)	(14,256)	48	–	(32,147)
Other investing activities, net	–	–	750	–	750

Net cash (used for) provided by investing activities	(17,939)	(14,256)	798	–	(31,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(106,025)	(5,012)	–	–	(111,037)
Common stock dividends, repurchases and stock based compensation	(57,124)	–	–	–	(57,124)
Intercompany balances	44,412	(54,562)	10,150	–	–
Other financing activities, net	–	–	(5)	–	(5)

Net cash (used for) provided by financing activities	(118,737)	(59,574)	10,145	–	(168,166)

Net (decrease) increase in cash and cash equivalents	(30,221)	43,284	15,514	–	28,577
Cash and cash equivalents at beginning of year	43,129	129,079	42,829	–	215,037

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,908	$172,363	$58,343	$–	$243,614

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2006
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings	$359,942	$61,091	$42,309	$(103,400)	$359,942
Adjustments to reconcile net earnings to net cash provided by operating activities	62,606	89,040	1,992	–	153,638
Changes in assets and liabilities	(438,743)	(116,944)	(28,645)	103,400	(480,932)
Other operating activities, net	(18,011)	–	–	–	(18,011)

Net cash (used for) provided by operating activities	(34,206)	33,187	15,656	–	14,637

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(31,280)	(21,372)	(1,187)	–	(53,839)
Other investing activities, net	–	–	2,250	–	2,250

Net cash (used for) provided by investing activities	(31,280)	(21,372)	1,063	–	(51,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	33,363	(5,216)	–	–	28,147
Common stock dividends, repurchases and stock based compensation	(237,493)	–	–	–	(237,493)
Intercompany balances	230,850	(237,229)	6,379	–	–
Other financing activities, net	–	–	(48)	–	(48)

Net cash provided by (used for) financing activities	26,720	(242,445)	6,331	–	(209,394)

Net (decrease) increase in cash and cash equivalents	(38,766)	(230,630)	23,050	–	(246,346)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	–	461,383

CASH AND CASH EQUIVALENTS AT END OF YEAR	$43,129	$129,079	$42,829	$–	$215,037

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2005
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings	$447,052	$165,610	$36,982	$(202,592)	$447,052
Adjustments to reconcile net earnings to net cash provided by operating activities	43,292	21,022	1,512	–	65,826
Changes in assets and liabilities	(359,842)	(163,952)	1,791	202,592	(319,411)
Other operating activities, net	22,797	–	–	–	22,797

Net cash provided by operating activities	153,299	22,680	40,285	–	216,264

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(27,496)	(26,886)	(745)	–	(55,127)
Other investing activities, net	–	–	12,561	–	12,561

Net cash (used for) provided by investing activities	(27,496)	(26,886)	11,816	–	(42,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	360,124	13,394	(10,490)	–	363,028
Common stock dividends, repurchases and stock based compensation	(158,335)	–	–	–	(158,335)
Intercompany balances	(281,787)	319,131	(37,344)	–	–
Other financing activities, net	–	–	(5,396)	–	(5,396)

Net cash (used for) provided by financing activities	(79,998)	332,525	(53,230)	–	199,297

Net increase (decrease) in cash and cash equivalents	45,805	328,319	(1,129)	–	372,995
Cash and cash equivalents at beginning of year	36,090	31,390	20,908	–	88,388

CASH AND CASH EQUIVALENTS AT END OF YEAR	$81,895	$359,709	$19,779	$–	$461,383

Note L: Subsequent Events

In January 2008, RMC entered into the RMC Credit Agreement. The RMC Credit Agreement matures in January 2009 and provides for borrowings up to $40.0 million to fund RMC's mortgage loan origination operations. It is secured by underlying mortgage loans and by other assets of RMC. Facility balances are repaid as loans funded under the agreement are sold to third parties. The RMC Credit Agreement's interest rate is set at LIBOR plus 0.9 percent, with a commitment fee of 0.125 percent on the unused portion of the facility. The RMC Credit Agreement contains representations, warranties, covenants and provisions defining events of default. The covenants require RMC to maintain a minimum net worth and certain financial ratios.

In February 2008, the Company entered into a Second Amendment to its $750.0 million credit facility. The Second Amendment reduces the base amount for the minimum consolidated tangible net worth covenant the Company is required to maintain under its credit facility to $850.0 million; increases the borrowing base by adding unrestricted cash up to $300.0 million; and increases the definition of material indebtedness to $20.0 million.

Supplementary Data

QUARTERLY FINANCIAL DATA

(in thousands, except share data) unaudited				2007	2006

	DEC. 31	SEPT. 30	JUN. 30	MAR. 31	DEC. 31	SEPT. 30	JUN. 30	MAR. 31

CONSOLIDATED RESULTS
Revenues	$854,143	$732,336	$739,685	$706,430	$1,354,544	$1,130,942	$1,196,892	$1,074,838
Earnings (loss) before taxes	(206,111)	(94,521)	(88,825)	(30,641)	139,448	131,907	151,706	144,047
Tax expense (benefit)	(4,201)	(39,781)	(36,394)	(6,196)	52,293	43,966	56,889	54,018

Net earnings (loss)	$(201,910)	$(54,740)	$(52,431)	$(24,445)	$87,155	$87,941	$94,817	$90,029
Net earnings (loss) per common share:
Basic	$(4.80)	$(1.30)	$(1.25)	$(0.58)	$2.05	$2.04	$2.11	$1.95
Diluted	(4.80)	(1.30)	(1.25)	(0.58)	1.98	1.97	2.03	1.86
Weighted-average common shares outstanding:
Basic	42,096	41,958	42,011	42,485	42,594	43,159	45,026	46,134
Diluted	42,096	41,958	42,011	42,485	44,123	44,542	46,763	48,339

Report of Management

Management of the Company is responsible for the integrity and accuracy of the financial statements and all other annual report information. The financial statements are prepared in conformity with generally accepted accounting principles and include amounts based on management's judgments and estimates.

The accounting systems, which record, summarize and report financial information, are supported by internal control systems designed to provide reasonable assurance, at an appropriate cost, that the assets are safeguarded and that transactions are recorded in accordance with Company policies and procedures. Developing and maintaining these systems are the responsibility of management. Proper selection, training and development of personnel also contribute to the effectiveness of the internal control systems. For the purpose of evaluating and documenting its systems of internal control, management elected to use the integrated framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's systems, evaluation and test results were documented. The Company's internal auditors regularly test these systems. Based on its evaluation, management believes that its systems of internal control over financial reporting were effective and is not aware of any material weaknesses.

The Company's independent registered public accounting firm also reviewed and tested the effectiveness of these systems to the extent it deemed necessary to express an opinion on the consolidated financial statements and systems of internal control.

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
David L. Fristoe
 Senior Vice President, Controller and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Ryland Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ryland Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the financial statements, in 2006 the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Ryland Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Los Angeles, California
February 22, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Ryland Group, Inc.

We have audited The Ryland Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Ryland Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Ryland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Los Angeles, California
February 22, 2008

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by the report on Form 10-K, an evaluation was performed by the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

The Company has a committee consisting of key officers, including the chief accounting officer and general counsel, to ensure that all information required to be disclosed in the Company's reports is accumulated and communicated to those individuals responsible for the preparation of the reports, as well as to all principal executive and financial officers, in a manner that will allow timely decisions regarding required disclosures.

The Company's management, including the CEO and CFO, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period ended December 31, 2007, and has concluded that there was no change during this period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

At December 31, 2007, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company's management summarized its assessment process and documented its conclusions in the Report of Management, which appears in "Part II, Item 8. Financial Statements and Supplementary Data."

NYSE Certification
The NYSE requires that the chief executive officers of its listed companies certify annually to the NYSE that they are not aware of violations by their companies of NYSE corporate governance listing standards. The Company submitted a non-qualified certification by its Chief Executive Officer to the NYSE last year, in accordance with the NYSE's rules. Further, the Company files certifications by its Chief Executive Officer and Chief Financial Officer with the SEC, in accordance with the Sarbanes-Oxley Act of 2002. These certifications are filed as exhibits to this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Company
The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Position (date elected to position) Prior Business Experience

R. Chad Dreier	60	Chairman of the Board of Directors (since 1994); President and Chief Executive Officer of the Company (since 1993)
Larry T. Nicholson	50
		Executive Vice President and Chief Operating Officer of the Company (since 2007); Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (2005–2007); President of the Orlando Division of Ryland Homes (1999–2005)
Gordon A. Milne	56	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000–2002)
Keith E. Bass	43
		Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (since 2007); President of the Orlando Division of Ryland Homes (2004–2007); Vice President of Land Resources for the Southeast Region of Ryland Homes (2003–2004); Region President for Taylor Woodrow (1997–2003)
William M. Butler	60	Senior Vice President of the Company and President of the West Region of Ryland Homes (since 2007); President of the Denver Division of Ryland Homes (1996–2007)
Robert J. Cunnion, III	52	Senior Vice President, Human Resources of the Company (since 1999)
Eric E. Elder	50	Senior Vice President, Marketing and Communications of the Company (since 2000)
David L. Fristoe	51
		Senior Vice President, Controller and Chief Accounting Officer of the Company (since 2005); Senior Vice President, Controller, Chief Accounting Officer and Chief Information Officer of the Company (2000–2005)
Timothy J. Geckle	55	Senior Vice President, General Counsel and Secretary of the Company (since 1997)
Daniel G. Schreiner	50	Senior Vice President of the Company (since 1999); President of Ryland Mortgage Company (since 1998)
Peter G. Skelly	44	Senior Vice President of the Company and President of the North Region of Ryland Homes (since 2006); President of the Chicago Division of Ryland Homes (1999–2006)
Ken L. Trainer	42	Senior Vice President of the Company and President of the Texas Region of Ryland Homes (since 2006); President of the Austin/San Antonio Division of Ryland Homes (2002–2006)

The Board of Directors elects all officers.

There are no family relationships between any director or executive officer, or arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company's employment and severance arrangements with certain of its executive officers, see the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement"), which is filed pursuant to Regulation 14A under the Exchange Act.

Information as to the Company's directors, executive officers and corporate governance is incorporated by reference from the Company's 2008 Proxy Statement, including the determination by the Board of Directors, with respect to the "Audit Committee's financial expert," and the identity of each member of the Audit Committee of the Board of Directors.

The Company has adopted a code of ethics that is applicable to its senior officers, directors and employees. To retrieve the Company's code of ethics, visit www.ryland.com, select "Investors" and scroll down the page to "Code of Ethics."

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the 2008 Proxy Statement. The Compensation Committee Report to be included in the 2008 Proxy Statement shall be deemed furnished in this Annual Report on Form 10-K and shall not be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item set forth on page 14 of this Annual Report on Form 10-K and is incorporated by reference from the 2008 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2008 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the 2008 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

			Page No.

(a)	1.	Financial Statements
		Consolidated Statements of Earnings—years ended December 31, 2007, 2006 and 2005	35
		Consolidated Balance Sheets—December 31, 2007 and 2006	36
		Consolidated Statements of Stockholders' Equity—years ended December 31, 2007, 2006 and 2005	37
		Consolidated Statements of Cash Flows—years ended December 31, 2007, 2006 and 2005	38
		Notes to Consolidated Financial Statements	39
	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	73
		Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.

3.	Exhibits
The following exhibits are included with this report or incorporated herein by reference as indicated below:
	3.1	Articles of Restatement of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
	3.2	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1996)
	4.1	Senior Notes, dated as of June 5, 2003 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-100167)
	4.2	Senior Notes, dated as of January 11, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-121469)
	4.3	Senior Notes, dated as of May 9, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
	4.4	Senior Notes, dated as of May 30, 2006 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
	10.1	Credit Agreement, dated as of January 12, 2006, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed January 13, 2006)
	10.2	First Amendment to Credit Agreement, dated October 17, 2007, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed October 17, 2007)
	10.3	Second Amendment to Credit Agreement, dated February 15, 2008, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed February 15, 2008)

3.	Exhibits, continued
	10.4	Credit Agreement, dated January 24, 2008, between Ryland Mortgage Company and Guaranty Bank (Incorporated by reference from Form 8-K, filed January 29, 2008)
	10.5	1992 Equity Incentive Plan of the Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 1992)
	10.6	2002 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)
	10.7	2005 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
	10.8	The Ryland Group, Inc. 2007 Equity Incentive Plan (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2007)
	10.9	Form of Non-Qualified Stock Option Agreement (Incorporated by reference from Form 8-K, filed April 29, 2005)
	10.10	Form of Amended and Restated Stock Unit Agreement (Incorporated by reference from Form 8-K, filed April 18, 2006)
10.11
Non- Employee Director Stock Unit Plan, effective January 1, 1998, between The Ryland Group, Inc. and the Board of Directors
(Incorporated by reference from Form 10-K for the year ended December 31, 1997)
	10.12	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 2000)
	10.13	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)
	10.14	Non-Employee Director Stock Plan, effective April 26, 2006 (Incorporated by reference from Form 8-K, filed April 27, 2006)
	10.15	Amended and Restated Employment Agreement, dated as of April 20, 2005, between The Ryland Group, Inc. and R. Chad Dreier (Incorporated by reference from Form 8-K/A, filed May 4, 2005)
	10.16	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)
	10.17	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan II (Incorporated by reference from Form 8-K/A, filed May 4, 2005)
	10.18	The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)
10.19
Form of Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)
10.20
Form of 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2006)
	10.21	Amendment and Restatement of the Executive and Director Deferred Compensation Plan, effective March 1, 1998 (Incorporated by reference from Form 10-K for the year ended December 31, 1999)
	10.22	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2006)

3.	Exhibits, continued
	10.23	TRG Incentive Plan, as amended and restated, effective January 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)
	10.24	The Ryland Group, Inc. Performance Award Program, effective July 1, 2002 (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)
	10.25	The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2003)
	10.26	Lease Agreement, dated as of December 29, 1999, by and between The Ryland Group, Inc. and Kilroy Realty Group (Incorporated by reference from Form 10-K for the year ended December 31, 1999)
10.27
First Amendment to Office Building Lease, dated August 26, 2005, by and between The Ryland Group, Inc. and Kilroy Realty, L.P.
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)
	10.28	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc. and PCCP HC Kierland, LLC (Incorporated by reference from Form 8-K, filed March 6, 2006)
	12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
	21	Subsidiaries of the Registrant (Filed herewith)
	23	Consent of Independent Registered Public Accounting Firm (Filed herewith)
	24	Power of Attorney (Filed herewith)
	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

The Ryland Group, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

(in thousands)	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS AND TRANSFERS	BALANCE AT END OF PERIOD

Valuation allowances:
Homebuilding inventories
2007	$59,735	$503,955	$(75,584)	$488,106
2006	486	62,910	(3,661)	59,735
2005	1,405	804	(1,723)	486
Other real estate assets
2007	$670	$2,241	$(530)	$2,381
2006	263	549	(142)	670
2005	307	–	(44)	263
Deferred tax assets
2007	$–	$75,166	$–	$75,166

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Ryland Group, Inc.

By:

/s/ R. Chad Dreier
R. Chad Dreier Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ R. Chad Dreier
R. Chad Dreier Chairman, President and Chief Executive Officer	February 28, 2008
Principal Financial Officer:
/s/ Gordon A. Milne Gordon A. Milne Executive Vice President and Chief Financial Officer	February 28, 2008
Principal Accounting Officer:
/s/ David L. Fristoe
David L. Fristoe Senior Vice President and Chief Accounting Officer	February 28, 2008

A majority of the Board of Directors: R. Chad Dreier, Leslie M. Frécon, Roland A. Hernandez, William L. Jews, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe and Charlotte St. Martin

By:
/s/ Timothy J. Geckle
Timothy J. Geckle As Attorney-in-Fact	February 28, 2008

Index of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
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
  Item 9B. Other Information
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits and Financial Statement Schedules