Form 10-Q
period 2008-03-31
RYLAND GROUP INC
filed 2008-05-12
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one:)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting ☐ company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☑  No

The number of shares of common stock of The Ryland Group, Inc. outstanding on April 30, 2008, was 42,371,785.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2008	2007

REVENUES
Homebuilding	$399,600	$691,363
Financial services	16,566	19,751
TOTAL REVENUES	416,166	711,114

EXPENSES
Cost of sales	379,502	627,759
Selling, general and administrative	63,785	95,815
Financial services	9,979	11,728
Corporate	9,066	6,453
TOTAL EXPENSES	462,332	741,755

EARNINGS (LOSS)
Earnings (loss) before taxes	(46,166)	(30,641)
Tax expense (benefit)	(16,850)	(6,196)
NET EARNINGS (LOSS)	$(29,316)	$(24,445)

NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.69)	$(0.58)
Diluted	(0.69)	(0.58)

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,232,186	42,484,837
Diluted	42,232,186	42,484,837

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	MARCH 31,	DECEMBER 31,
(in thousands, except share data)	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$213,284	$243,614
Housing inventories
Homes under construction	705,096	717,992
Land under development and improved lots	980,430	1,017,867
Consolidated inventory not owned	70,768	76,734
Total inventories	1,756,294	1,812,593
Property, plant and equipment	72,337	75,538
Net deferred taxes	151,221	158,065
Other	256,245	261,510
TOTAL ASSETS	2,449,381	2,551,320

LIABILITIES
Accounts payable	117,255	114,050
Accrued and other liabilities	333,772	404,545
Debt	839,351	839,080
TOTAL LIABILITIES	1,290,378	1,357,675

MINORITY INTEREST	64,169	68,919

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized – 200,000,000 shares
Issued – 42,290,969 shares at March 31, 2008 (42,151,085 shares at December 31, 2007)	42,291	42,151
Retained earnings	1,048,688	1,078,521
Accumulated other comprehensive income	3,855	4,054
TOTAL STOCKHOLDERS’ EQUITY	1,094,834	1,124,726
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,449,381	$2,551,320

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(29,316)	$(24,445)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	8,258	23,823
Stock-based compensation expense	2,129	3,629
Inventory and other asset impairments and write-offs	28,038	65,582
Changes in assets and liabilities:
Decrease in inventories	32,141	698
Net change in other assets, payables and other liabilities	(64,004)	(218,727)
Excess tax benefits from stock-based compensation	(1,089)	(2,214)
Other operating activities, net	(738)	(1,541)
Net cash used for operating activities	(24,581)	(153,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(4,087)	(11,353)
Other investing activities, net	8	722
Net cash used for investing activities	(4,079)	(10,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	-	63,500
Increase (decrease) in short-term borrowings	271	(4,418)
Common stock dividends	(5,087)	(5,166)
Common stock repurchases	-	(43,413)
Issuance of common stock under stock-based compensation	2,057	6,611
Excess tax benefits from stock-based compensation	1,089	2,214
Net cash (used for) provided by financing activities	(1,670)	19,328
Net decrease in cash and cash equivalents	(30,330)	(144,498)
Cash and cash equivalents at beginning of period	243,614	215,037

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$213,284	$70,539
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$(3,929)	$(16,483)

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

(in thousands, except share data)	COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT DECEMBER 31, 2007	$42,151	$1,078,521	$4,054	$1,124,726
Comprehensive income (loss):
Net earnings (loss)		(29,316)		(29,316)
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and available-for-sale securities, net of taxes of $123			(199)	(199)
Total comprehensive income (loss)				(29,515)
Common stock dividends (per share $0.12)		(5,099)		(5,099)
Stock-based compensation and related income tax benefit	140	4,582		4,722
BALANCE AT MARCH 31, 2008	$42,291	$1,048,688	$3,855	$1,094,834

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”).  Intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the 2008 presentation.  See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2007 Annual Report on Form 10-K for a description of its accounting policies.

The consolidated balance sheet at March 31, 2008, the consolidated statements of earnings and the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007, have been prepared by the Company without audit.  In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2008, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three months ended March 31, 2008, are not necessarily indicative of the operating results expected for the year ended December 31, 2008.

Note 2.  Comprehensive Income

Comprehensive income consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with its treasury locks, net of applicable taxes.  Comprehensive income totaled losses of $29.5 million and $24.6 million for the three months ended March 31, 2008 and 2007, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2008	2007
REVENUES
Homebuilding
North	$122,082	$194,015
Southeast	132,724	239,188
Texas	84,300	126,349
West	60,494	131,811
Financial services	16,566	19,751
Total	$416,166	$711,114
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$(16,263)	$8,448
Southeast	(4,010)	8,856
Texas	(544)	5,932
West	(22,870)	(55,447)
Financial services	6,587	8,023
Corporate and unallocated	(9,066)	(6,453)
Total	$(46,166)	$(30,641)

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2008	2007
NUMERATOR
Net earnings (loss)	$(29,316)	$(24,445)

DENOMINATOR
Basic earnings per share – weighted-average shares	42,232,186	42,484,837
Effect of dilutive securities	-	-
Diluted earnings per share – adjusted weighted-average shares and assumed conversions	42,232,186	42,484,837
NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.69)	$(0.58)
Diluted	(0.69)	(0.58)

For the three months ended March 31, 2008 and 2007, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company’s net loss for the respective quarter.

Note 5.  Inventories

Housing inventories consist principally of homes under construction, land under development and improved lots.  Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes.  Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

asset may not be recoverable.  Recoverability of these assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets.  For inventory held and used, undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors.  The Company’s analysis of these communities generally assumes flat revenues when compared with current sales orders for particular or comparable communities.  The Company’s determination of fair value is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams.  When determining the values of inventory held-for-sale, the Company considers recent offers, comparable sales, and/or estimated cash flows.  Inventories to be held and used or disposed of are reported net of valuation reserves.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  Valuation reserves related to impaired inventories amounted to $485.8 million and $488.1 million at March 31, 2008 and December 31, 2007, respectively.  The net carrying values of the related inventories amounted to $394.5 million and $388.3 million at March 31, 2008 and December 31, 2007, respectively.

Costs of inventory include direct costs of land and land development; material acquisition; and home construction expenses.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.  Interest and taxes are capitalized during the land development stage.

The following table is a summary of capitalized interest:

(in thousands)	2008	2007
Capitalized interest at January 1	$119,267	$98,932
Interest capitalized	11,615	15,393
Interest amortized to cost of sales	(6,324)	(8,124)
Capitalized interest at March 31	$124,558	$106,201

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	MARCH 31, 2008			DECEMBER 31, 2007
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	5,724	5,549	11,273	5,999	5,787	11,786
Southeast	9,635	2,804	12,439	9,957	3,192	13,149
Texas	5,773	3,173	8,946	5,784	3,434	9,218
West	4,682	840	5,522	4,907	840	5,747
Total	25,814	12,366	38,180	26,647	13,253	39,900

Note 6.  Purchase Price in Excess of Net Assets Acquired

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” requires that goodwill and certain intangible assets no longer be amortized, but be reviewed for impairment at least annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives. SFAS 142 also requires that goodwill included in the carrying value of equity-method investments no longer be amortized.

The Company performs impairment tests of its goodwill annually as of March 31, or as needed.  The Company tests goodwill for impairment by using the two-step process prescribed in SFAS 142.  The first step identifies potential impairment, while the second step measures the amount of impairment.  Goodwill is allocated to the reporting unit from which it originates.  As a result of the goodwill impairment testing, the Company has determined that there was no additional impairment at March 31, 2008.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

At March 31, 2008, the Company’s remaining goodwill totaled $2.8 million, net of $2.3 million of accumulated amortization, and is related to its Southeast region.

As a result of the Company’s application of the nonamortization provisions of SFAS 142, no amortization of goodwill was recorded during the three months ended March 31, 2008.

Note 7.  Variable Interest Entities (“VIE”)

Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns.  FIN 46 also requires disclosures about VIEs that the Company is not obligated to consolidate but in which it has a significant, though not primary, variable interest.

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

In compliance with the provisions of FIN 46, the Company consolidated $71.9 million of inventory not owned at March 31, 2008, pertaining to land and lot option purchase contracts representing the fair value of the optioned property; and a $1.1 million credit balance representing cost to complete for one of its homebuilding joint ventures.  (See Note 8, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $8.0 million of its related cash deposits for lot option purchase contracts, which are included in “Consolidated inventory not owned.”  Minority interest totaling $63.9 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At March 31, 2008, the Company had cash deposits and letters of credit totaling $12.3 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss.  Creditors of these VIEs, if any, have no recourse against the Company.  At March 31, 2008, the Company had cash deposits and/or letters of credit totaling $43.1 million that were associated with lot option purchase contracts having an aggregate purchase price of $424.3 million and relating to VIEs in which it did not have a primary variable interest.

Note 8.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots.  Currently, the Company participates in seven homebuilding joint ventures in the Austin, Chicago, Dallas, Denver, Las Vegas and Orlando markets.  It participates in a number of joint ventures in which it has less than a controlling interest.  The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders.  It does not, however, recognize earnings from lots that it purchases from the joint ventures.  Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	MARCH 31, 2008			DECEMBER 31, 2007
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	672	-	672	681	-	681
Southeast	-	-	-	45	-	45
Texas	199	-	199	189	-	189
West	410	1,209	1,619	410	1,209	1,619
Total	1,281	1,209	2,490	1,325	1,209	2,534

At March 31, 2008 and December 31, 2007, the Company’s investments in its unconsolidated joint ventures totaled $24.4 million and $30.8 million, respectively, and were classified in the consolidated balance sheets under “Other” assets.  For the first quarter ended March 31, 2008, the Company’s equity in losses from unconsolidated joint ventures totaled $7.1 million, compared to equity in earnings of $35,000 for the same period in 2007.  The current quarter losses were primarily attributable to a $7.2 million impairment of its investment in a joint venture in the Company’s West region, partially offset by earnings from other unconsolidated joint ventures.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $762.2 million and $785.9 million at March 31, 2008 and December 31, 2007, respectively.  The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $489.8 million and $508.4 million at March 31, 2008 and December 31, 2007, respectively.  One of its joint ventures had assets of $646.8 million and $644.2 million at March 31, 2008 and December 31, 2007, respectively.  At March 31, 2008 and December 31, 2007, this same joint venture had debt of $435.3 million.  In this joint venture, the Company and its partners provided payment guarantees of debt on a pro rata basis.  At March 31, 2008 and December 31, 2007, the Company had a 3.3 percent pro rata obligation for this debt, or $14.5 million, and a completion guarantee related to project development.  The debt related to this joint venture has been declared in default by the lenders to the joint venture.  Additionally, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility for another of its unconsolidated joint ventures.  At March 31, 2008 and December 31, 2007, the actual borrowings against the revolving credit facility for this joint venture were $54.1 million and $50.6 million, respectively, of which the Company’s pro rata share of debt was $27.0 million and $25.3 million, respectively.  These payment guarantees are subject to certain conditions before they mature.

At March 31, 2008, certain of the joint ventures in which the Company participated were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities.  In association with these consolidated joint ventures, the Company did not record any pretax earnings or losses for the three months ended March 31, 2008, compared to $77,000 of pretax earnings for the same period in 2007.  No assets were consolidated at March 31, 2008.  Total assets of $782,000, including consolidated inventory not owned, and minority interest of $1.1 million were consolidated at December 31, 2007.

Note 9.  Debt

At March 31, 2008, the Company had outstanding (a) $50.0 million of 5.4 percent senior notes due June 2008; (b) $250.0 million of 5.4 percent senior notes due May 2012; (c) $250.0 million of 6.9 percent senior notes due June 2013; and (d) $250.0 million of 5.4 percent senior notes due January 2015.  Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

During 2007, the Company redeemed $100.0 million of its 5.4 percent senior notes due June 2008.  The Company recognized an aggregate loss of approximately $490,000 that related to the early retirement of these notes.  (See “Financial Condition and Liquidity” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

The senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  The Company was in compliance with these covenants at March 31, 2008.

The Company’s amended unsecured revolving credit facility has a borrowing capacity of $750.0 million.  The facility matures in January 2011 and provides access to additional financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments.  The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for the issuance of standby letters of credit.  In February 2008, the Company entered into a Second Amendment to its $750.0 million credit facility.  The Second Amendment reduced the base amount for the minimum consolidated tangible net worth covenant the Company is required to maintain under its credit facility to $850.0 million; increased the borrowing base by adding unrestricted cash up to $300.0 million; and increased the definition of material indebtedness to $20.0 million.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate.

The credit facility is used for general corporate purposes and contains affirmative, negative and financial covenants, including a minimum consolidated tangible net worth requirement of $851.6 million at March 31, 2008; a permitted leverage ratio of 57.5 percent at March 31, 2008; as well as limitations on unsold home units, unsold land, lot inventory, investments and senior debt.  The Company was in compliance with these covenants at March 31, 2008.  There were no borrowings outstanding under the agreement at March 31, 2008 or December 31, 2007.  Letters of credit aggregating $147.2 million and $157.8 million were outstanding under the facility at March 31, 2008 and December 31, 2007, respectively.  Under the facility, the unused borrowing capacity totaled $602.8 million and $592.2 million at March 31, 2008 and December 31, 2007, respectively.  (See “Financial Condition and Liquidity” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

At March 31, 2008, the Company’s obligations to pay principal, premium, if any, and interest under its $750.0 million unsecured revolving credit facility; 5.4 percent senior notes due June 2008; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries.  Such guarantees are full and unconditional. (See Note 16, “Supplemental Guarantor Information.”)

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At March 31, 2008 and December 31, 2007, outstanding seller-financed nonrecourse notes payable were $37.1 million and $39.1 million, respectively.

In January 2008, RMC entered into a mortgage warehouse line of credit with Guaranty Bank (the “RMC Credit Agreement”).  The RMC Credit Agreement, which matures in January 2009, provides for borrowings up to $40.0 million to fund RMC’s mortgage loan origination operations.  It is secured by underlying mortgage loans and by other assets of RMC.  Facility balances are repaid as loans funded under the agreement are sold to third parties.  The RMC Credit Agreement’s interest rate is set at LIBOR plus 0.9 percent, with a commitment fee of 0.125 percent.  The RMC Credit Agreement contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain certain financial ratios, including a tangible net worth minimum of $13.0 million, an adjusted tangible net worth minimum of $5.0 million, and a ratio of total indebtedness to adjusted tangible net worth of 12:1; and consolidated net income for the four proceeding fiscal quarters.  At March 31, 2008, the Company was in compliance with these covenants.  There was $2.2 million in outstanding borrowings against this credit facility at March 31, 2008.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 10.  Fair Values of Financial Instruments

The fair values of financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques.  Estimated fair values are significantly affected by assumptions used.  Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair-Value Measurements,” categorizes fair value measurements as level 1, level 2, or level 3, based on the type of inputs used in estimating fair value.  The table below sets forth information regarding the Company’s fair value measurement methods and values.

	MARCH 31, 2008
		QUOTED	VALUATION	VALUATION
		PRICES	UTILIZES	UTILIZES
	LOWER OF	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	COST OR	MARKETS	INPUTS	INPUTS
(in thousands)	MARKET	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)	TOTAL
Loans held-for-sale	$4,352	$11,304	$-	$-	$15,656
Interest rate lock commitments (“IRLCs”)	-	-	-	2,393	2,393
Forward delivery commitments	-	(229)	-	-	(229)
Options on futures contracts	-	170	-	-	170
Investor financing commitments (“IFCs”)	-	-	-	785	785

Loans held-for-sale, forward delivery commitments and options on futures contracts are valued based on quoted market exit prices.  Contractual principal amounts of loans held-for-sale as of March 31, 2008, totaled $16.2 million.  IRLCs are valued at the market price premium or deficit, plus servicing premium, multiplied by the projected close ratio.  The price is based on quoted market prices (level 1); the servicing premium is based on contractual investor guidelines for each product (level 2); and the projected close ratio is calculated using an external modeling system used widely within the industry which estimates customer behavior at an individual loan level (level 3).  Investor financing commitments are valued based on their intrinsic value, which is based on quoted market prices, plus a time value factor that is extrapolated from current market prices of similar contracts.

The Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair-Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” on a prospective basis for mortgage loans held-for-sale, effective January 1, 2008.  Accordingly loans held-for-sale that were originated subsequent to January 1, 2008 are measured at fair value.  Loans originated prior to that date are held at the lower of cost or market on an aggregate basis in accordance with Statement of Financial Accounting Standard No. 65, “Accounting for Certain Mortgage Banking Activities.”  The application of SFAS 159 to loans held-for-sale improves consistency of loan valuation between the date of borrower lock and the date of loan sale.  The difference between aggregate fair value and aggregate unpaid principal balance as of March 31, 2008 for loans measured at fair value was $132,000 and accordingly this amount has been recognized as a gain in current earnings within financial services revenues.  The Company held two loans greater than 90 days past due, with carrying values of $416,000, or approximately 40 percent, of the unpaid loan balances, based on current market bids.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could have a material impact on the value of these items.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The following table represents a reconciliation of changes in fair values of level 3 items included in revenues under “Financial services:”

(in thousands)	IRLCs	IFCs
Fair value at January 1, 2008	$298	$15
(Gain) loss recognized on conversion to loans	(186)	(1)
Additions	2,373	771
Change in valuation of items held	(92)	-
Fair value at March 31, 2008	$2,393	$785

Note 11.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At March 31, 2008 and December 31, 2007, the cash surrender value of these contracts was $29.8 million and $28.5 million, respectively, and is included in “Other” assets.  The net periodic benefit cost of these plans for the three months ended March 31, 2008, was $3.0 million and included service costs of $762,000, interest costs of $346,000 and investment losses of $1.9 million.  The net periodic benefit cost of these plans for the three months ended March 31, 2007, was $1.1 million and included service costs of $895,000, interest costs of $277,000 and investment earnings of $67,000.  The $24.7 million and $24.0 million projected benefit obligations at March 31, 2008 and December 31, 2007, respectively, were equal to the net liability recognized in the balance sheet at those dates.  The weighted-average discount rate used for the plans was 7.9 percent and 7.7 percent for the three-month periods ended March 31, 2008 and 2007, respectively.

Note 12.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses and are realized when existing temporary differences are carried back to profitable year(s) and/or carried forward to future years having taxable income.  Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that some portion of the deferred tax asset will not be realized.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives.  The Company generated significant deferred tax assets in 2007 largely due to the inventory impairments it incurred during the year.  In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” the valuation allowance is comprised of net state taxes, for which carrybacks are generally statutorily not allowed, and federal taxes that may not be realized through a carryback to a profitable year or be offset against taxable income in the near term.  At March 31, 2008, the Company has determined that the valuation allowance against the deferred tax assets taken in 2007 was sufficient, and no additional allowance was recorded in 2008.  To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company’s effective income tax benefit rate was 36.5 percent for the quarter ended March 31, 2008, compared to 20.2 percent for the same period in 2007.  The increase in tax benefit rate for the quarter ended March 31, 2008, compared to the same period in the prior year, was primarily due to a nondeductible goodwill impairment charge taken in the first quarter of 2007 and the impact of lower pretax earnings.

Note 13.  Stock-Based Compensation

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the Company’s plans, all of which were approved by its stockholders.  Refer to Note I, “Stock-Based Compensation,” in the Company’s 2007 Annual Report on Form 10-K for more information regarding its stock plans.

The Company recorded $2.1 million and $3.6 million of stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.  Stock-based compensation expenses have been allocated to the Company’s business units and are reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

The Company has determined the grant-date fair value of stock options using the Black-Scholes-Merton option-pricing formula.  No stock options were granted during the three months ended March 31, 2008 or 2007. Accordingly, no grant-date valuation data has been reported for these periods.

A summary of stock option activity in accordance with the Company’s plans as of March 31, 2008 and 2007, and changes for the three-month periods then ended follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL LIFE	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding at January 1, 2007	4,164,142	$31.29	5.02
Granted	-	-
Exercised	(145,830)	14.02
Forfeited	(43,523)	60.34
Options outstanding at March 31, 2007	3,974,789	$31.60	4.82	$63,935
Available for future grant	379,168
Total shares reserved at March 31, 2007	4,353,957
Options exercisable at March 31, 2007	3,441,631	$26.88	5.00	$63,931
Options outstanding at January 1, 2008	4,034,166	$35.44	4.31
Granted	-	-
Exercised	(139,884)	10.48
Forfeited	(60,288)	52.66
Options outstanding at March 31, 2008	3,833,994	$36.08	4.13	$29,378
Available for future grant	1,781,013
Total shares reserved at March 31, 2008	5,615,007
Options exercisable at March 31, 2008	2,942,915	$32.07	4.26	$29,378

At March 31, 2008 and December 31, 2007, stock options or other stock awards or stock units available for grant totaled 1,781,013 and 1,680,725, respectively.  At the Annual Stockholders’ meeting in April 2008, the Company’s

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

stockholders approved the 2008 Equity Incentive Plan, which permits the granting of an additional 1,300,000 stock options, restricted stock awards, stock units or any combination of the foregoing to employees.

The Company recorded stock-based compensation expense related to stock options of $1.6 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

During the three-month periods ended March 31, 2008 and 2007, the total intrinsic values of stock options exercised were $2.9 million and $5.8 million, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company has made several restricted stock awards to senior executives under The Ryland Group, Inc. 2007 Equity Incentive Plan and its predecessor plans.  Compensation expense recognized for such awards was $423,000 and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.

The following is a summary of activity relating to restricted stock awards:

	2008	2007
Restricted shares at January 1	242,000	435,664
Shares awarded	-	25,000
Shares vested	-	(94,000)
Shares forfeited	(40,000)	-
Restricted shares at March 31	202,000	366,664

At March 31, 2008, the outstanding restricted shares will vest as follows:  2008—81,331; 2009—80,669; and 2010—40,000.

The Company has granted stock awards to its non-employee directors pursuant to the terms of The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan.  The Company recorded stock-based compensation expense related to such grants in the amount of $131,000 and $267,000 during the three months ended March 31, 2008 and 2007, respectively.

Excess tax benefits of $1.1 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Note 14.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At March 31, 2008 and December 31, 2007, it had related cash deposits and letters of credit outstanding that totaled $67.2 million and $74.7 million, respectively, for land options pertaining to land purchase contracts with an aggregate purchase price of $677.6 million and $721.4 million, respectively.  At March 31, 2008, the Company had commitments with respect to option contracts having specific performance provisions of approximately $22.2 million, compared to $24.2 million at December 31, 2007.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At March 31, 2008, total development bonds were $256.7 million, while total related deposits and letters of credit were $53.1 million.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At March 31, 2008 and December 31, 2007, one of the joint ventures in which the Company participates had debt of $435.3 million.  In this joint venture, the Company and its partners provided payment guarantees of debt on a pro rata basis.  The Company had a 3.3 percent pro rata obligation for the debt, or $14.5 million, at March 31, 2008

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

and December 31, 2007, and a completion guarantee related to project development that would require the Company to pay a pro rata amount of additional development costs.  These payment guarantees are subject to certain conditions before they mature.  The joint venture, which is controlled by homebuilders other than the Company, has made an affirmative decision not to fund interest on an ongoing basis and, therefore, precipitated the declaration of an event of default and demand on completion guarantees by the lenders.  During the quarter ended March 31, 2008, the Company recorded a $7.2 million valuation reserve for all of its equity in the joint venture.  In another of its joint ventures, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility.  At March 31, 2008 and December 31, 2007, the actual borrowings against the revolving credit facility for this joint venture were $54.1 million and $50.6 million, respectively, of which the Company’s pro rata share of debt was $27.0 million and $25.3 million, respectively.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  At March 31, 2008, the Company had outstanding IRLCs totaling $160.8 million.  Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Under rare circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans.  In general, this obligation arises if the losses are due to errors by RMC, the borrower does not make their first payment, or when there has been undiscovered fraud on the part of the borrower.  Reserves for losses related to future indemnification or repurchase of sold loans was $2.2 million at March 31, 2008.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2008	2007
Balance at January 1	$36,557	$44,102
Warranties issued	1,067	5,163
Settlements made	(3,170)	(6,702)
Balance at March 31	$34,454	$42,563

The Company requires substantially all of its subcontractors to have general liability insurance, which includes construction defect coverage, and workmans compensation insurance.  These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits.  However, with fewer insurers participating, general liability insurance for the homebuilding industry has become more difficult to obtain over the past several years.  As a result, RHIC provides insurance services to the homebuilding segments’ subcontractors in certain markets.  At March 31, 2008, RHIC had $35.5 million in cash and cash equivalents, of which $13.5 million was restricted, and $29.1 million in subcontractor product liability reserves, which are included in the consolidated balance sheet under “Cash and cash equivalents” and “Accrued and other liabilities,” respectively.  At December 31, 2007, RHIC had $34.1 million in cash and cash equivalents, of which $13.5 million was restricted, and $28.3 million in subcontractor product liability reserves, which are included in the consolidated balance sheets.

Changes in the Company’s insurance reserves during the period are as follows:

(in thousands)	2008	2007
Balance at January 1	$28,293	$22,521
Insurance expense provisions	781	1,206
Balance at March 31	$29,074	$23,727

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company is party to various legal proceedings generally incidental to its businesses.  Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims.  The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims.  The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies.  Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates.  At March 31, 2008 and December 31, 2007, the Company had legal reserves of $15.3 million.  (See “Part II. Item 1. Legal Proceedings.”)

Note 15.  New Accounting Pronouncements

SAB 109

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.”  SAB 109, which revises and rescinds portions of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” requires that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008.  The Company adopted SAB 109 effective January 1, 2008.  At March 31, 2008, servicing rights of $2.4 million were included in net gains on the sale of mortgages and mortgage servicing rights, in accordance with SAB 109.  (See Note 10, “Fair Values of Financial Instruments.”)

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008, and its impact was not material to its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS 159.  SFAS 159 permits a company to measure certain financial instruments and other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 effective January 1, 2008, and its impact was not material to its consolidated financial statements.

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires that the funded status of defined benefit pension plans and other postretirement plans be recognized in the balance sheet, along with a corresponding after-tax adjustment to stockholders’ equity.  The recognition of the funded status provision of SFAS 158 applies prospectively and was effective December 31, 2007.  SFAS 158 also requires measurement of plan assets and benefit obligations at the entity’s fiscal year-end, effective December 31, 2008.  SFAS 158 did not and is not expected to have a material effect on the Company’s financial condition or results of operations.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest;

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is required to be adopted prospectively for the first annual reporting period after December 15, 2008.  The Company is currently reviewing this statement and has not yet determined the impact, if any, on its consolidated financial statements.

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 expands the disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009.  The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

Note 16.  Supplemental Guarantor Information

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

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$248,512	$160,387	$16,566	$(9,299)	$416,166

EXPENSES
Corporate, general and administrative	274,145	187,507	9,979	(9,299)	462,332
TOTAL EXPENSES	274,145	187,507	9,979	(9,299)	462,332

Earnings (loss) before taxes	(25,633)	(27,120)	6,587	-	(46,166)
Tax expense (benefit)	(9,356)	(9,898)	2,404	-	(16,850)
Equity in net earnings (loss) of subsidiaries	(13,039)	-	-	13,039	-
NET EARNINGS (LOSS)	$(29,316)	$(17,222)	$4,183	$13,039	$(29,316)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$431,370	$270,913	$21,352	$(12,521)	$711,114

EXPENSES
Corporate, general and administrative	447,678	293,269	13,329	(12,521)	741,755
TOTAL EXPENSES	447,678	293,269	13,329	(12,521)	741,755

Earnings (loss) before taxes	(16,308)	(22,356)	8,023	-	(30,641)
Tax expense (benefit)	(3,298)	(4,520)	1,622	-	(6,196)
Equity in net earnings (loss) of subsidiares	(11,435)	-	-	11,435	-
NET EARNINGS (LOSS)	$(24,445)	$(17,836)	$6,401	$11,435	$(24,445)

CONSOLIDATING BALANCE SHEET

	MARCH 31, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$9,859	$153,127	$50,298	$-	$213,284
Consolidated inventories owned	1,120,991	564,535	-	-	1,685,526
Consolidated inventories not owned	1,067	6,892	62,809	-	70,768
Total inventories	1,122,058	571,427	62,809	-	1,756,294
Investment in subsidiaries/ intercompany receivables	735,956	-	-	(735,956)	-
Other assets	356,126	87,112	36,565	-	479,803
TOTAL ASSETS	2,223,999	811,666	149,672	(735,956)	2,449,381

LIABILITIES
Accounts payable and other accrued liabilities	296,052	104,890	50,085	-	451,027
Debt	833,113	4,006	2,232	-	839,351
Intercompany payables	-	310,475	4,737	(315,212)	-
TOTAL LIABILITIES	1,129,165	419,371	57,054	(315,212)	1,290,378

MINORITY INTEREST	-	-	64,169	-	64,169

STOCKHOLDERS’ EQUITY	1,094,834	392,295	28,449	(420,744)	1,094,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,223,999	$811,666	$149,672	$(735,956)	$2,449,381

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

ASSETS
Cash and cash equivalents	$12,908	$172,363	$58,343	$-	$243,614
Consolidated inventories owned	1,165,740	570,119	-	-	1,735,859
Consolidated inventories not owned	1,179	6,940	68,615	-	76,734
Total inventories	1,166,919	577,059	68,615	-	1,812,593
Investment in subsidiaries/ intercompany receivables	758,282	-	2,028	(760,310)	-
Other assets	363,781	95,239	36,093	-	495,113
TOTAL ASSETS	2,301,890	844,661	165,079	(760,310)	2,551,320

LIABILITIES
Accounts payable and other accrued liabilities	342,090	114,842	61,663	-	518,595
Debt	835,074	4,006	-	-	839,080
Intercompany payables	-	316,296	-	(316,296)	-
TOTAL LIABILITIES	1,177,164	435,144	61,663	(316,296)	1,357,675

MINORITY INTEREST	-	-	68,919	-	68,919

STOCKHOLDERS’ EQUITY	1,124,726	409,517	34,497	(444,014)	1,124,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,301,890	$844,661	$165,079	$(760,310)	$2,551,320

CONSOLIDATING STATEMENT OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(29,316)	$(17,222)	$4,183	$13,039	$(29,316)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	23,124	15,036	265	-	38,425
Changes in assets and liabilities	11,773	(9,104)	(21,493)	(13,039)	(31,863)
Other operating activities, net	(1,827)	-	-	-	(1,827)
Net cash provided by (used for) operating activities	3,754	(11,290)	(17,045)	-	(24,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(1,957)	(2,125)	(5)	-	(4,087)
Other investing activities, net	-	-	8	-	8
Net cash (used for) provided by investing activities	(1,957)	(2,125)	3	-	(4,079)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in debt	(1,961)	-	2,232	-	271
Common stock dividends, repurchases and stock-based compensation	(1,941)	-	-	-	(1,941)
Intercompany balances	(944)	(5,821)	6,765	-	-
Net cash (used for) provided by financing activities	(4,846)	(5,821)	8,997	-	(1,670)
Net decrease in cash and cash equivalents	(3,049)	(19,236)	(8,045)	-	(30,330)
Cash and cash equivalents at beginning of year	12,908	172,363	58,343	-	243,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,859	$153,127	$50,298	$-	$213,284

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(24,445)	$(17,836)	$6,401	$11,435	$(24,445)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	71,391	21,254	389	-	93,034
Changes in assets and liabilities	(134,336)	(34,645)	(37,613)	(11,435)	(218,029)
Other operating activities, net	(3,755)	-	-	-	(3,755)
Net cash used for operating activities	(91,145)	(31,227)	(30,823)	-	(153,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(6,655)	(4,797)	99	-	(11,353)
Other investing activities, net	-	-	722	-	722
Net cash (used for) provided by investing activities	(6,655)	(4,797)	821	-	(10,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	64,116	(5,034)	-	-	59,082
Common stock dividends, repurchases and stock-based compensation	(39,754)	-	-	-	(39,754)
Intercompany balances	46,722	(80,161)	33,439	-	-
Net cash provided by (used for) financing activities	71,084	(85,195)	33,439	-	19,328
Net (decrease) increase in cash and cash equivalents	(26,716)	(121,219)	3,437	-	(144,498)
Cash and cash equivalents at beginning of year	43,129	129,079	42,829	-	215,037

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,413	$7,860	$46,266	$-	$70,539

Note 17.  Subsequent Event

On May 1, 2008, Standard and Poor’s Ratings Services (“S&P”) downgraded the Company’s senior unsecured debt ratings from BBB- to BB+.  Because the Company has lost its investment grade rating from both Moody’s Investors Services and S&P, the Company is subject to a borrowing base limitation, as well as to restrictions on unsold home units and unsold land and lot inventory.  At March 31, 2008, the total borrowing capacity under the $750.0 million credit facility would have been reduced to $443.5 million, with $296.3 million available, had the restriction been in place.  Additional restrictions under the credit facility limit the ratio of the Company’s unsold home units to the trailing 6-month and 12-month unit home closings to 70.0 percent and 50.0 percent, respectively, and limit the ratio of its unsold land and lot inventory over consolidated tangible net worth to 1x.  Had these restrictions been in place at March 31, 2008, the Company would have been in compliance with these covenants.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate.  The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services.  The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 96 percent of consolidated revenues for the three months ended March 31, 2008.  The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

Over the last several years, the price appreciation of homes was relatively high in most markets and, in turn, attracted speculation.  Beginning in 2006, as appreciation slowed, declining consumer confidence and demand caused national homebuilders to experience increasing inventories, which resulted in a dramatic rise in the number of homes available for sale and a softening of demand for new homes.  During the latter half of 2007, a significant decrease in the availability of mortgage products resulting from increased industry loan delinquencies and foreclosure rates, and the related tightening of credit standards, further impacted the industry and the Company’s ability to attract qualified homebuyers.  These factors have exacerbated already high inventory levels of new and resale homes, increased cancellation levels and weakened consumer confidence.  Consequently, the Company continued to report declines in the volume of homes sold, decreases in prices, high sales contract cancellation rates and additional valuation adjustments.  In an effort to compensate for these developments, it has amended its operating strategy to focus on cash generation and risk moderation through increased sales price discounts and other incentives; opportunistic land sales; reductions in excess inventory and commitments to purchase land in the future through contract renegotiations and cancellations; controlled development spending; renegotiations of contracts with subcontractors and suppliers; and reductions in overhead expense to more closely match projected volume levels.

Due to the Company’s increased use of price reductions and sales incentives, evaluation of its inventory through quarterly impairment analyses during the quarter ended March 31, 2008, resulted in $18.2 million of inventory valuation adjustments.  Charges of $2.1 million related to the abandonment of land purchase option contracts, reflect the deterioration of specific related returns and the assumption that recent price reductions are indicative of price levels for the foreseeable future.  Additionally, the Company recorded a $7.2 million impairment charge related to one of its unconsolidated joint ventures.

For the three months ended March 31, 2008, the Company reported a consolidated net loss of $29.3 million, or $0.69 per diluted share, compared to a loss of $24.4 million, or $0.58 per diluted share, for 2007.  The decrease in earnings for 2008, compared to 2007, was due to a decline in revenues and lower margins, the latter resulting from inventory valuation adjustments and other write-offs, as well as from a more competitive sales environment in most markets.

The Company’s revenues were $416.2 million for the first quarter of 2008, down 41.5 percent from the first quarter of 2007.  This decrease was primarily attributable to a decline in closings, average closing price and mortgage originations.  Revenues for the homebuilding and financial services segments were $399.6 million and $16.6 million, respectively, for the first quarter of 2008, compared to $691.4 million and $19.8 million, respectively, for the same period in 2007.

As a result of declining sales trends, new orders decreased 27.8 percent to 2,159 units for the first quarter ended March 31, 2008, from 2,989 units for the same period in 2007.  New order dollars decreased 39.7 percent for the first quarter of 2008, compared to the first quarter of 2007, primarily reflecting reduced demand in the housing market.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, declined 2.9 percent to $1,685.5 million at March 31, 2008, from $1,735.9 million at December 31, 2007.  Land under development and improved lots decreased by 3.7 percent to $980.4 million at March 31, 2008, compared to December 31, 2007.

The Company did not repurchase any stock during the first quarter of 2008.  At March 31, 2008, outstanding shares were 42,290,969, versus 42,151,085 at December 31, 2007.

The Company’s balance sheet continues to reflect its conservative strategy and transparency.  The Company ended the quarter with $213.3 million in cash and no borrowings against its $750.0 million revolving credit facility.  The Company was not a significant participant in off-balance sheet financing outside of traditional option contracts with land developers, and its investments in joint ventures represented less than one percent of its total assets.  The Company’s net debt-to-capital ratio was 36.4 percent at March 31, 2008, compared to 34.6 percent at December 31, 2007.  As a result of valuation adjustments and a loss from operations, stockholders’ equity per share declined to $25.89 as of March 31, 2008, compared to $26.68 as of December 31, 2007.  The Company’s book value at March 31, 2008, was 99.7 percent tangible.

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at March 31, 2008:

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

The combined homebuilding operations reported pretax losses of $43.7 million for 2008, compared to losses of $32.2 million for 2007.  Homebuilding results in 2008 decreased from 2007 primarily due to a decline in closings and margins, as well as to the impact of inventory, joint venture and other valuation adjustments and write-offs.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENT OF EARNINGS

	THREE MONTHS ENDED MARCH 31,
(in thousands, except units)	2008	2007
REVENUES
Housing	$396,777	$685,763
Land and other	2,823	5,600
TOTAL REVENUES	399,600	691,363

EXPENSES
Cost of sales
Housing	349,648	557,686
Land and other	1,824	5,104
Valuation adjustments and write-offs	28,030	64,969
Total cost of sales	379,502	627,759
Selling, general and administrative	63,785	95,815
TOTAL EXPENSES	443,287	723,574

PRETAX EARNINGS (LOSS)	$(43,687)	$(32,211)
Closings (units)	1,543	2,302
Housing gross profit margins	4.8%	9.2%
Selling, general and administrative	16.0%	13.9%

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” inventory is reviewed for potential write-downs on an ongoing basis.  SFAS 144 requires that, in the event that impairment indicators are present, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts.  For inventory held and used, undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors.  The Company’s analysis of these communities generally assumes flat revenues when compared with current sales orders for particular or comparable communities.  The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams.  When determining the values of investory held-for-sale, the Company considers recent offers, comparable sales, and/or estimated cash flows.  Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when events or circumstances indicate that the carrying values are greater than the fair values.  Due to continued pressure on home prices symptomatic of excess home inventories in many markets combined with the industry’s recent predisposition toward a reduction in land option pipelines, the Company recorded inventory impairment charges of $18.2 million and $64.4 million during the three months ended March 31, 2008 and 2007, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair values.  Approximately 90 percent of these impairment charges were recorded to residential land and lots and land held for development and approximately 10 percent of these charges were recorded to residential construction in progress and finished homes in inventory.  At March 31, 2008, the fair value of the Company’s inventory subject to valuation adjustments during the quarter, net of $18.2 million of impairments, was $40.7 million.  During the quarter ended March 31, 2008, there were 13 communities written down, compared to 24 communities written down during the quarter ended December 31, 2007.  The inventory impairment charges and write-offs of deposits and acquisition costs reduced total housing gross profit, as a percentage of revenues, by 7.1 percent in the first quarter of 2008 and 9.5 percent in the first quarter of 2007.  Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities may decline, resulting in additional future inventory impairment charges.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue.  During the quarter ended March 31, 2008, the Company wrote off $2.1 million of earnest money deposits and feasibility costs that related to land purchase option contracts which it would not pursue.  For the same period in 2007, write-offs of earnest money deposits and feasibility costs related to land purchase option contracts that the Company would not pursue were approximately $527,000 and $613,000, respectively.  Should currently weak homebuilding market conditions persist or deteriorate and the Company be unsuccessful in its efforts to renegotiate certain land purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Three months ended March 31, 2008, compared to three months ended March 31, 2007

The homebuilding segments reported pretax losses of $43.7 million for the first quarter of 2008, compared to pretax losses of $32.2 million for the same period in the prior year.  Homebuilding results for the first quarter of 2008 decreased from the same period in 2007 primarily due to a decline in closing volume, increased sales incentives, and inventory and other valuation adjustments and write-offs.

Homebuilding revenues were $399.6 million for the first quarter of 2008, compared to $691.4 million for the first quarter of 2007, attributable to a 33.0 percent decline in closings and a 13.8 percent decline in the average closing price of a home.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed land sales during the first quarter of 2008.  Homebuilding revenues for the first quarter of 2008 included $2.8 million from land sales, compared to $4.0 million for the first quarter of 2007, which contributed net gains of approximately $1.0 million and $500,000 to pretax earnings in 2008 and 2007, respectively.  The gross profit percentage from land sales was 35.4 percent for the three months ended March 31, 2008, compared to 12.4 percent for the same period in the prior year.  The fluctuations in revenues and gross profit percentages from land sales are a function of local market conditions and land portfolios.  The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders and commercial developers.

For the first quarter of 2008, gross profit margins averaged 11.9 percent prior to inventory and other valuation adjustments and write-offs, compared to 18.7 percent for the same period in 2007.  Subsequent to these adjustments, gross profit margins averaged 4.8 percent for the first quarter of 2008, compared to 9.2 percent for the same period in 2007.  The decrease was due to inventory and other valuation adjustments and write-offs totaling $28.0 million, as well as to increased price concessions and sales incentives related to homes delivered during the first quarter of 2008.

Selling, general and administrative expenses, as a percentage of revenue, were 16.0 percent for the three months ended March 31, 2008, compared to 13.9 percent for the same period in the prior year.  This increase was mainly attributable to a decline in revenues, as well as to a rise in marketing and advertising costs per unit and litigation expense, partially offset by goodwill impairment and higher severance charges taken in the first quarter of 2007.

Interest was incurred principally to finance land acquisitions, land development and home construction, and totaled $11.6 million for the three months ended March 31, 2008.  In the first quarters of 2008 and 2007, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during these periods due to development activity.

Homebuilding Segment Information

Conditions have continued to be challenging in geographical areas that have previously experienced the highest price appreciation, such as the California, Florida, Las Vegas, Phoenix and Washington, D.C., markets.  As a result

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

of declining affordability, decreased demand and changes in buyer perception, the excess supply of housing inventory has reached higher levels in these areas.  In an attempt to maintain market share and reduce inventory investment to match current sales volume levels, the Company has increased its use of sales discounting and incentives and has taken additional impairments.  To date, the discounting has been most pronounced in the Company’s West region due to dramatic price declines resulting from these markets experiencing more difficult conditions with regard to affordability and mortgage financing availability in these markets.  Of the Company’s total lots or homes with valuation adjustments during the quarter ended March 31, 2008, 259 lots with impairments were taken in the North, 143 in the Southeast and 427 in the West regions, respectively.

The following table is a summary of impairments taken during the three months ended March 31, 2008 and 2007:

				2008				2007
($s in thousands)	INVENTORY VALUATION ADJUSTMENTS	OPTION DEPOSIT AND FEASIBILITY COST WRITE-OFFS	JOINT VENTURE AND OTHER* IMPAIRMENTS	TOTAL	INVENTORY VALUATION ADJUSTMENTS	OPTION DEPOSIT AND FEASIBILITY COST WRITE-OFFS	JOINT VENTURE AND OTHER* IMPAIRMENTS	TOTAL
North	$12,094	$549	$-	$12,643	$7,998	$570	$-	$8,568
Southeast	362	1,518	557	2,437	18,864	336	-	19,200
Texas	60	1	80	141	-	168	-	168
West	5,645	-	7,172	12,817	37,534	66	15,429	53,029
Total	$18,161	$2,068	$7,809	$28,038	$64,396	$1,140	$15,429	$80,965

* Other includes impairments to joint ventures, goodwill and other assets.

New Orders

New order dollars decreased 39.7 percent for the first quarter of 2008, compared to the same period in the prior year.  New order dollars for the three months ended March 31, 2008, fell 38.6 percent in the North, 34.3 percent in the Southeast, 32.5 percent in Texas and 53.7 percent in the West, compared to the first quarter of 2007.  New orders for the first quarter of 2008 decreased 27.8 percent to 2,159 units from 2,989 units for the same period in 2007 primarily due to a softening demand in most markets and a more competitive sales environment.

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

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the three months ended March 31, 2008 and 2007:

				2008				2007
($s in millions)	UNITS	% CHG	DOLLARS	% CHG	UNITS	% CHG	DOLLARS	% CHG
North	605	(27.6)%	$165	(38.6)%	836	(19.3)%	$269	(19.2)%
Southeast	650	(17.6)	152	(34.3)	789	(37.3)	232	(40.4)
Texas	553	(33.3)	117	(32.5)	829	(19.0)	174	(11.8)
West	351	(34.4)	92	(53.7)	535	(23.9)	198	(24.7)
Total	2,159	(27.8)%	$526	(39.7)%	2,989	(25.7)%	$873	(26.2)%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table provides the Company’s cancellation percentages for the three months ended March 31, 2008 and 2007:

	THREE MONTHS ENDED MARCH 31,
	2008	2007
North	31.1%	26.0%
Southeast	26.9	32.7
Texas	26.9	24.5
West	37.1	29.0
Total	28.9%	28.1%

The cancellation rate for the first quarter ended March 31, 2008, was 28.9 percent, compared to 46.2 percent and 28.1 percent for the fourth quarter of 2007 and the first quarter of 2007, respectively.

The following table provides the number of the Company’s selling communities at March 31, 2008 and 2007, respectively:

	2008	2007
North	106	124
Southeast	121	133
Texas	95	99
West	47	62
Total	369	418

Closings

The following table provides the Company’s closings and average closing price for the quarters ended March 31, 2008 and 2007:

	2008		2007
		AVERAGE		AVERAGE
($s in thousands)	UNITS	PRICE	UNITS	PRICE
North	423	$283	607	$316
Southeast	511	259	757	312
Texas	387	217	584	216
West	222	272	354	373
Total	1,543	$257	2,302	$298

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold but not closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  At March 31, 2008, the Company had outstanding contracts for 3,485 units, representing a 21.5 percent increase from 2,869 at December 31, 2007, and a 28.8 percent decrease from 4,893 units at the end of the first quarter of 2007.  The $916.3 million value of outstanding contracts at March 31, 2008, represented an increase of 16.5 percent from $786.4 million at December 31, 2007, compared to a decrease of 38.1 percent from March 31, 2007.  The decrease from March 31, 2007 was primarily due to a 27.8 percent decline in unit orders.  Average sales price decreases resulted primarily from slowing market trends and a more competitive sales environment.  Outstanding contracts and units closed to date at March 31, 2008, represented approximately 64.0 percent of 2008 targeted closings.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average price at March 31, 2008 and 2007:

	MARCH 31, 2008			MARCH 31, 2007
			AVERAGE			AVERAGE
($s in thousands)	UNITS	DOLLARS	PRICE	UNITS	DOLLARS	PRICE
North	1,148	$343,650	$299	1,386	$463,624	$335
Southeast	1,085	277,397	256	1,671	521,607	312
Texas	842	188,484	224	1,265	275,922	218
West	410	106,817	261	571	218,445	383
Total	3,485	$916,348	$263	4,893	$1,479,598	$302

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the quarters ended March 31, 2008 and 2007:

(in thousands)	2008	2007
NORTH
Revenues	$122,082	$194,015
Expenses
Cost of sales	120,512	164,891
Selling, general and administrative expenses	17,833	20,676
Total expenses	138,345	185,567
Pretax earnings (loss)	$(16,263)	$8,448
Housing gross profit margins	0.6%	14.9%
SOUTHEAST
Revenues	$132,724	$239,188
Expenses
Cost of sales	118,120	205,183
Selling, general and administrative expenses	18,614	25,149
Total expenses	136,734	230,332
Pretax earnings (loss)	$(4,010)	$8,856
Housing gross profit margins	11.0%	14.4%
TEXAS
Revenues	$84,300	$126,349
Expenses
Cost of sales	71,280	105,161
Selling, general and administrative expenses	13,564	15,256
Total expenses	84,844	120,417
Pretax earnings (loss)	$(544)	$5,932
Housing gross profit margins	15.4%	16.8%
WEST
Revenues	$60,494	$131,811
Expenses
Cost of sales	69,590	152,524
Selling, general and administrative expenses	13,774	34,734
Total expenses	83,364	187,258
Pretax earnings (loss)	$(22,870)	$(55,447)
Housing gross profit margins	(15.0)%	(15.7)%
TOTAL
Revenues	$399,600	$691,363
Expenses
Cost of sales	379,502	627,759
Selling, general and administrative expenses	63,785	95,815
Total expenses	443,287	723,574
Pretax earnings (loss)	$(43,687)	$(32,211)
Housing gross profit margins	4.8%	9.2%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Three months ended March 31, 2008, compared to three months ended March 31, 2007

North–Homebuilding revenues decreased by 37.1 percent to $122.1 million in 2008 from $194.0 million in 2007 primarily due to a 30.3 percent decline in the number of homes delivered and a 10.4 percent decrease in average sales price.  Gross margins on home sales were 0.6 percent in 2008, compared to 14.9 percent in 2007.  This decrease was primarily attributable to inventory valuation adjustments and write-offs of $12.6 million, as well as to increased price concessions and sales incentives that totaled 18.4 percent for the quarter ended March 31, 2008, versus 11.3 percent for the same period in 2007.  As a result, the North region incurred $16.3 million of pretax losses in 2008, compared to $8.4 million of pretax earnings in 2007.

Southeast–Homebuilding revenues were $132.7 million in 2008, compared to $239.2 million in 2007, a decrease of 44.5 percent, primarily due to a 32.5 percent decline in the number of homes delivered and a 17.0 percent decrease in average sales price.  Gross margins on home sales were 11.0 percent in 2008, compared to 14.4 percent in 2007.  This decrease was primarily due to inventory valuation adjustments and write-offs of $1.9 million, as well as to increased price concessions and sales incentives that totaled 15.8 percent for the quarter ended March 31, 2008, versus 9.9 percent for the same period in 2007.  As a result, the Southeast region incurred $4.0 million of pretax losses in 2008, compared to $8.9 million of pretax earnings in 2007.

Texas–Homebuilding revenues decreased by 33.3 percent to $84.3 million in 2008 from $126.3 million in 2007 primarily due to a 33.7 percent decline in the number of homes delivered, partially offset by a slight increase in average sales price.  Gross margins on home sales were 15.4 percent in 2008, compared to 16.8 percent in 2007.  This decrease was primarily due to the mix of product delivered in the quarter and an increase in price concessions and sales incentives that totaled 10.1 percent for the first quarter ended March 31, 2008, compared to 6.2 percent for the same period in 2007.  As a result, the Texas region incurred $544,000 of pretax losses in 2008, compared to $5.9 million of pretax earnings in 2007.

West–Homebuilding revenues decreased by 54.1 percent to $60.5 million in 2008, compared to $131.8 million in 2007, primarily due to a 37.3 percent decline in the number of homes delivered and to a 27.1 percent decrease in average sales price.  Gross margins from home sales were negative 15.0 percent in 2008, compared to negative 15.7 percent in 2007.  The change was primarily due to a reduction in inventory valuation adjustments and write-offs of $31.9 million, partially offset by a rise in price concessions and sales incentives that totaled 19.1 percent for the quarter ended March 31, 2008, compared to 12.5 percent for the same period in 2007. As a result, the West region incurred $22.9 million of pretax losses in 2008, compared to $55.4 million of pretax losses in 2007.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers and subcontractors.  By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to provide lending services to homebuyers.  In addition to being a valuable asset to customers, the financial services segment generates a profit for the Company.  Providing mortgage financing and other services to its customers allows the Company to better monitor its backlog and closing process.  The majority of all loans are sold within one business day of the date they close.  The third party purchaser then services and manages the loans, assuming the credit risk of borrower default.  The Company also provides construction-related insurance to subcontractors in its western markets.  Additionally, the financial services segment provides insurance for liability risks, specifically homeowners’ warranty coverage, arising in connection with the homebuilding business of the Company.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
	MARCH 31,
($s in thousands)	2008	2007
REVENUES
Net gains on sales of mortgages	$7,338	$7,214
Origination fees	3,767	5,760
Title/escrow/insurance	5,134	6,525
Interest and other	327	252
TOTAL REVENUES	16,566	19,751
EXPENSES	9,979	11,728
PRETAX EARNINGS	$6,587	$8,023
Originations (units)	1,184	1,714
Ryland Homes origination capture rate	82.2%	79.1%
Mortgage-backed securities and notes receivable average balance	$388	$566

Loan origination fees are recognized in revenues under “Origination fees” upon the sale of related mortgage loans and the related costs are recorded under “Expenses.”

Three months ended March 31, 2008, compared to three months ended March 31, 2007

For the three months ended March 31, 2008, the financial services segment reported pretax earnings of $6.6 million, compared to $8.0 million for the same period in 2007.  The decrease was primarily attributable to a 30.9 percent decline in the number of mortgages originated due to a slowdown in the homebuilding markets, as well as to a 13.0 percent decrease in average loan size.  This decline was partially offset by a $2.4 million gain recognized as a result of the implementation of SAB 109, which requires servicing rights to be recorded at fair value as a component of the locked loan pipeline.

Revenues for the financial services segment decreased 16.1 percent to $16.6 million for the first quarter of 2008, compared to $19.8 million for the same period in the prior year.  The decline was primarily attributable to a reduced volume of loans originated and sold.  The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 82.2 percent and 79.1 percent for the first quarter of 2008 and 2007, respectively.

For the three months ended March 31, 2008, general and administrative expenses were $10.0 million, versus $11.7 million for the same period in 2007.  This decrease was primarily due to personnel reductions, which were made in an effort to align overhead with lower volumes.

Corporate

Three months ended March 31, 2008, compared to three months ended March 31, 2007

Corporate expenses were $9.1 million and $6.5 million for the three months ended March 31, 2008 and 2007, respectively.  This increase was primarily due to a $2.2 million decline in market values of investments within the Company’s benefit plans.

Income Taxes

The Company’s provision for income tax presented an effective income tax benefit rate of 36.5 percent for the first quarter ended March 31, 2008, compared to 20.2 percent for the same period in 2007.  The increase in tax benefit rate for the first quarter of 2008, compared to the quarter ended March 31, 2007, was primarily due to a nondeductible goodwill impairment charge taken in the first quarter of 2007 and to the impact of lower pretax earnings.  Due to the uncertainty of current market conditions, the Company is unable to provide precise annual effective rate guidance at this time. (See Note 12, “Income Taxes.”)

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under its revolving credit facilities and the issuance of new debt securities.  In light of market conditions in 2008, the Company continued to focus on generating cash, reducing debt levels and strengthening its balance sheet.  These actions included terminating or renegotiating land option contracts; reducing inventory; reducing head count; consolidating or exiting underperforming markets; and restructuring of operating teams.  As a result of this strategy, the Company ended the quarter with $213.3 million in cash and cash equivalents.

At March 31, 2008, the Company’s net debt-to-capital ratio was 36.4 percent, an increase from 34.6 percent at December 31, 2007.  This increase was primarily due to a decrease in retained earnings, mainly as a result of valuation adjustments taken.  The Company remains focused on maintaining its liquidity so it can be flexible in reacting to changing market conditions.

During the three months ended March 31, 2008, the Company used $24.6 million of cash from its operations.  The Company invested $4.1 million in property, plant and equipment and used $1.7 million in financing activities, which includes dividends of $5.1 million.  The net cash used during the quarter ended March 31, 2008, was $30.3 million.

During the three months ended March 31, 2007, the Company used $153.2 million of cash from its operations.  The Company invested $11.4 million in property, plant and equipment and generated $19.3 million in financing activities, including net proceeds of $63.5 million from additional debt and outflows for stock repurchases of $43.4 million and dividends of $5.2 million.  The net cash used during the quarter ended March 31, 2007, was $144.5 million.

Dividends totaled $0.12 per share for the quarters ended March 31, 2008 and 2007, respectively.  Consolidated inventories owned by the Company remained relatively flat at $1.7 billion at March 31, 2008 and December 31, 2007.  The Company attempts to maintain a projected four- to five-year supply of land, with half controlled through options.  At March 31, 2008, the Company controlled 38,180 lots, with 25,814 lots owned and 12,366 lots, or 32.4 percent, under option.  As a result of its efforts to match controlled inventory with current unit volume levels, lots controlled declined by 4.3 percent and 35.0 percent, respectively, compared to 39,900 lots and 58,719 lots under control at December 31, 2007 and March 31, 2007, respectively.  The Company continues to evaluate its option contracts for changes in the viability of communities and abandonment potential.  In an effort to increase liquidity, models have been sold and leased back on a selective basis for generally 3 to 18 months.  The Company owned 78.7 percent and 76.1 percent of its model homes at March 31, 2008 and December 31, 2007, respectively.

The homebuilding segments’ borrowings included senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable.  Senior notes outstanding totaled $800.0 million at March 31, 2008 and December 31, 2007, respectively.

The Company’s amended unsecured revolving credit facility has a borrowing capacity of $750.0 million.  The facility matures in January 2011 and provides access to additional financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments.  The revolving credit facility includes a $75.0 million swing-line facility and a $600.0 million sublimit for the issuance of standby letters of credit.  In February 2008, the Company amended the facility to reduce the base amount for the minimum consolidated tangible net worth covenant the Company is required to maintain under its credit facility to $850.0 million; increase the borrowing base by adding unrestricted cash up to $300.0 million; and increase the definition of material indebtedness to $20.0 million.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in its leverage ratio and

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

credit ratings, or by reference to an alternate base rate.  The credit facility is used for general corporate purposes and contains affirmative, negative and financial covenants, including a minimum consolidated tangible net worth requirement of $851.6 million at March 31, 2008; a permitted leverage ratio of 57.5 percent at March 31, 2008; as well as limitations on unsold home units, unsold land, lot inventory, investments and senior debt.  The Company was in compliance with these covenants at March 31, 2008.  (See Note 9, “Debt.”)  The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary.

There were no borrowings outstanding under the facility at March 31, 2008 or December 31, 2007.  Under the facility, the Company had letters of credit outstanding that totaled $147.2 million and $157.8 million at March 31, 2008 and December 31, 2007, respectively.  Unused borrowing capacity under the facility totaled $602.8 million and $592.2 million at March 31, 2008 and December 31, 2007, respectively.

The $50.0 million of 5.4 percent senior notes due June 2008; the $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At March 31, 2008, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At March 31, 2008, such notes payable outstanding amounted to $37.1 million, compared to $39.1 million at December 31, 2007.

The financial services segment uses cash generated internally and borrowings against the RMC Credit Agreement to finance its operations.

In January 2008, RMC entered into the RMC Credit Agreement. The RMC Credit Agreement matures in January 2009 and provides for borrowings up to $40.0 million to fund RMC’s mortgage loan origination operations.  It is secured by the underlying mortgage loans and by other assets of RMC.  Facility balances are repaid as loans funded under the agreement are sold to third parties.  The RMC Credit Agreement’s interest rate is set at LIBOR plus 0.9 percent, with a commitment fee of 0.125 percent.  The RMC Credit Agreement contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain certain financial ratios, including a tangible net worth minimum of $13.0 million, an adjusted tangible net worth minimum of $5.0 million, and a ratio of total indebtedness to adjusted tangible net worth of 12:1; and consolidated net income for the four preceding fiscal quarters.  At March 31, 2008, the Company was in compliance with these covenants.  At March 31, 2008, there was $2.2 million in outstanding borrowings against this warehouse line of credit.

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005.  At March 31, 2008, $600.0 million remained available under this registration statement.  The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities.  In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.  The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the three months ended March 31, 2008, the Company did not repurchase any shares of its outstanding common stock.  The Company had existing authorization from its Board of Directors to purchase approximately 4.3 million additional shares at a cost of $142.3 million, based on the Company’s stock price at March 31, 2008.  Outstanding shares at March 31, 2008, were 42,290,969, versus 42,151,085 at December 31, 2007.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

While the Company expects challenging economic conditions to continue, it is focused on managing overhead, land acquisitions, development and construction activity in order to generate cash flow and maintain debt levels commensurate with its business.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development.  At March 31, 2008, the Company had $67.2 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $677.6 million.  Only $22.2 million of the $677.6 million in land and lot option purchase contracts contain specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, as amended, the Company consolidated $71.9 million of inventory not owned pertaining to land and lot option purchase contracts, representing the fair value of the optioned property; and a $1.1 million credit balance representing cost to complete for one of its homebuilding joint ventures at March 31, 2008. (See Note 7, “Variable Interest Entities,” and Note 8, “Investments in Joint Ventures.”)

At March 31, 2008, the Company had outstanding letters of credit under its revolving credit facility totaling $147.2 million; and development or performance bonds totaling $256.7 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements, as compared to the prior year.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its revolving credit facility, senior notes and investments in joint ventures. (See Note 14, “Commitments and Contingencies,” and Note 16, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2008, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Outlook

In the first three months of the year, the Company experienced a decline in sales orders for new homes, compared to the same period last year.  The Company believes its sales orders simulate broader market trends that reflect soft demand for residential housing.  Nearly all markets have been affected by reductions in the affordability of homes, the availability of mortgage products and consumer demand for homes, leading to the continued buildup of new and resale home inventories.  At March 31, 2008, the Company’s backlog of orders for new homes totaled 3,485 units, or a projected dollar value of $916.3 million, reflecting a 16.5 percent increase in dollar value from December 31, 2007.  As long as the imbalance of housing supply and demand continues, the Company will remain focused on its liquidity and balance sheet while seeking to optimize its earnings and positioning itself for a return to a more favorable economic environment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2007.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.  Controls and Procedures

At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

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

At December 31, 2007, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002.  No material weaknesses were identified.  The Company’s management summarized its assessment process and documented its conclusions in the “Report of Management,” which appears in the Company’s 2007 Annual Report on Form 10-K.  The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report, which also appears in the Company’s 2007 Annual Report on Form 10-K.

The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2008, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the three months ended March 31, 2008.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date.  At March 31, 2008, there was $142.3 million, or approximately 4.3 million shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date.  This authorization does not have an expiration date.

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

THE RYLAND GROUP, INC.
Registrant

May 12, 2008	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 12, 2008	By:	/s/ David L. Fristoe
Date	David L. Fristoe
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