Form 10-Q
period 2008-06-30
RYLAND GROUP INC
filed 2008-08-01
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on July 31, 2008, was 42,612,267.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2008	2007	2008	2007

REVENUES
Homebuilding	$472,283	$722,578	$871,883	$1,413,941
Financial services	15,598	21,156	32,164	40,907
TOTAL REVENUES	487,881	743,734	904,047	1,454,848

EXPENSES
Cost of sales	558,742	731,420	931,143	1,359,214
(Earnings) loss from unconsolidated joint ventures	35,606	(84)	42,707	(119)
Selling, general and administrative	65,062	82,762	128,847	178,577
Financial services	10,112	11,364	20,091	23,092
Corporate	8,130	7,097	17,196	13,550
TOTAL EXPENSES	677,652	832,559	1,139,984	1,574,314

EARNINGS (LOSS)
Earnings (loss) before taxes	(189,771)	(88,825)	(235,937)	(119,466)
Tax expense (benefit)	51,868	(36,394)	35,018	(42,590)
NET EARNINGS (LOSS)	$(241,639)	$(52,431)	$(270,955)	$(76,876)
NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(5.70)	$(1.25)	$(6.40)	$(1.82)
Diluted	(5.70)	(1.25)	(6.40)	(1.82)
AVERAGE COMMON SHARES OUTSTANDING
Basic	42,421,753	42,010,783	42,326,968	42,248,112
Diluted	42,421,753	42,010,783	42,326,968	42,248,112
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12	$0.24	$0.24

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	JUNE 30,		DECEMBER 31,
(in thousands, except share data)	2008		2007
	(Unaudited	)
ASSETS
Cash and cash equivalents	$199,356		$243,614
Housing inventories
Homes under construction	726,640		717,992
Land under development and improved lots	705,024		949,726
Inventory held-for-sale	81,360		69,225
Consolidated inventory not owned	60,328		76,734
Total inventories	1,573,352		1,813,677
Property, plant and equipment	65,908		75,538
Net deferred taxes	86,971		158,065
Other	235,798		260,426
TOTAL ASSETS	2,161,385		2,551,320

LIABILITIES
Accounts payable	128,942		114,050
Accrued and other liabilities	334,502		404,545
Debt	791,615		839,080
TOTAL LIABILITIES	1,255,059		1,357,675

MINORITY INTEREST	53,322		68,919

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized–200,000,000 shares
Issued–42,485,267 shares at June 30, 2008 (42,151,085 shares at December 31, 2007)	42,485		42,151
Retained earnings	806,859		1,078,521
Accumulated other comprehensive income	3,660		4,054
TOTAL STOCKHOLDERS’ EQUITY	853,004		1,124,726
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,161,385		$2,551,320

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	SIX MONTHS ENDED
	JUNE 30,
(in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(270,955)	$(76,876)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	18,674	33,057
Stock-based compensation expense	4,149	7,769
Inventory and other asset impairments and write-offs	208,422	212,674
Changes in assets and liabilities:
Decrease in inventories	60,930	24,184
Net change in other assets, payables and other liabilities	(5,876)	(307,163)
Excess tax benefits from stock-based compensation	(2,239)	(4,469)
Other operating activities, net	(580)	(15,799)
Net cash provided by (used for) operating activities	12,525	(126,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(6,510)	(22,027)
Other investing activities, net	18	732
Net cash used for investing activities	(6,492)	(21,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(50,000)	-
Net borrowings against revolving credit facilities	6,732	75,000
Decrease in short-term borrowings	(4,197)	(4,906)
Common stock dividends	(10,187)	(10,245)
Common stock repurchases	-	(59,281)
Issuance of common stock under stock-based compensation	5,122	12,347
Excess tax benefits from stock-based compensation	2,239	4,469
Net cash (used for) provided by financing activities	(50,291)	17,384
Net decrease in cash and cash equivalents	(44,258)	(130,534)
Cash and cash equivalents at beginning of period	243,614	215,037

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$199,356	$84,503
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$(14,777)	$(29,917)

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME	EQUITY
BALANCE AT DECEMBER 31, 2007	$42,151	$1,078,521	$4,054	$1,124,726
Comprehensive income (loss):
Net earnings (loss)		(270,955)		(270,955)
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and available-for-sale securities, net of taxes of $244			(394)	(394)
Total comprehensive income (loss)				(271,349)
Common stock dividends (per share $0.24)		(10,251)		(10,251)
Stock-based compensation and related income tax benefit	334	9,544		9,878
BALANCE AT JUNE 30, 2008	$42,485	$806,859	$3,660	$853,004

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

The consolidated balance sheet at June 30, 2008, the consolidated statements of earnings for the three- and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007, have been prepared by the Company without audit.  In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2008, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the operating results expected for the year ended December 31, 2008.

Note 2.  Comprehensive Income

Comprehensive income consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with its treasury locks, net of applicable taxes.  Comprehensive income totaled losses of $241.8 million and $52.6 million for the three-month periods ended June 30, 2008 and 2007, respectively.  Comprehensive income totaled losses of $271.3 million and $77.3 million for the six-month periods ended June 30, 2008 and 2007, respectively.

Note 3.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm.  As one of the largest single-family on-site homebuilders in the United States, it operates in 17 states and 21 homebuilding divisions across the country.  The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate.  The Company’s homebuilding operations consists of four regional reporting segments, referred to as North, Southeast, Texas and West.  The homebuilding segments specialize in the sale and construction of single-family attached and detached housing.  Its financial services segment includes Ryland Mortgage Company and its subsidiaries (“RMC”), Ryland Homes Insurance Company (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”) and Columbia National Risk Retention Group, Inc. (“CNRRG”).  The Company’s financial services segment provides loan origination and offers mortgage, title, escrow and insurance services.  Corporate is a nonoperating business segment with the sole purpose of supporting operations. Certain corporate expenses are allocated to the homebuilding and financial services segments, while certain assets relating to employee benefit plans are attributed to other segments in order to best reflect the Company’s financial position and results of operations.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings.  The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		SIX MONTHS ENDED
		JUNE 30,		JUNE 30,
(in thousands)	2008	2007	2008	2007
REVENUES
Homebuilding
North	$167,072	$225,418	$289,154	$419,433
Southeast	132,649	221,859	265,373	461,047
Texas	95,780	142,101	180,080	268,450
West	76,782	133,200	137,276	265,011
Financial services	15,598	21,156	32,164	40,907
Total	$487,881	$743,734	$904,047	$1,454,848
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$(69,973)	$20,714	$(86,236)	$29,162
Southeast	(55,977)	8,010	(59,987)	16,866
Texas	(3,286)	8,984	(3,830)	14,916
West	(57,891)	(129,228)	(80,761)	(184,675)
Financial services	5,486	9,792	12,073	17,815
Corporate and unallocated	(8,130)	(7,097)	(17,196)	(13,550)
Total	$(189,771)	$(88,825)	$(235,937)	$(119,466)

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
		JUNE 30,		JUNE 30,
(in thousands, except share data)	2008	2007	2008	2007
NUMERATOR
Net earnings (loss)	$(241,639)	$(52,431)	$(270,955)	$(76,876)

DENOMINATOR
Basic earnings per share—weighted-average shares	42,421,753	42,010,783	42,326,968	42,248,112
Effect of dilutive securities	-	-	-	-
Diluted earnings per share—adjusted weighted-average
shares and assumed conversions	42,421,753	42,010,783	42,326,968	42,248,112
NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(5.70)	$(1.25)	$(6.40)	$(1.82)
Diluted	(5.70)	(1.25)	(6.40)	(1.82)

For the three and six months ended June 30, 2008 and 2007, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company’s net loss for the respective periods.

Note 5.  Inventories

Housing inventories consist principally of homes under construction; land under development and improved lots; and inventory held-for-sale.  Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.  Interest and taxes are capitalized during active development.  Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

value.  Inventories held-for-sale are stated at the lower of cost or fair value less cost to sell.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets.  For inventory held and used, undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors.  The Company’s analysis of these communities generally assumes flat revenues when compared with current sales orders for particular or comparable communities.  The Company’s determination of fair value is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams.  When determining the value of inventory held-for-sale, the Company considers recent offers, comparable sales and/or estimated cash flows.  Inventories to be held and used or disposed of are reported net of valuation reserves.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  Valuation reserves related to impaired inventories amounted to $585.9 million and $488.1 million at June 30, 2008 and December 31, 2007, respectively.  The net carrying values of the related inventories amounted to $442.8 million and $388.3 million at June 30, 2008 and December 31, 2007, respectively.  Capitalized interest is amortized in construction and land costs as the related inventories are delivered to homebuyers.

The following table is a summary of capitalized interest:

(in thousands)	2008	2007
Capitalized interest at January 1	$119,267	$98,932
Interest capitalized	23,541	31,928
Interest amortized to cost of sales	(16,272)	(16,498)
Capitalized interest at June 30	$126,536	$114,362

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	JUNE 30, 2008			DECEMBER 31, 2007
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	5,328	3,809	9,137	5,999	5,787	11,786
Southeast	9,246	1,408	10,654	9,957	3,192	13,149
Texas	5,619	2,117	7,736	5,784	3,434	9,218
West	4,129	696	4,825	4,907	840	5,747
Total	24,322	8,030	32,352	26,647	13,253	39,900

Note 6.  Variable Interest Entities (“VIE”)

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

In compliance with the provisions of FIN 46, the Company consolidated $60.5 million of inventory not owned pertaining to land and lot option purchase contracts, representing the fair value of the optioned property; and a $168,000 credit balance, representing cost to complete for one of its homebuilding joint ventures at June 30, 2008.  (See Note 7, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $7.4 million of its related cash deposits for lot option purchase contracts, which are included in “Consolidated inventory not owned.”  Minority interest totaling $53.1 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At June 30, 2008, the Company had cash deposits and letters of credit totaling $11.0 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss.  Creditors of these VIEs, if any, have no recourse against the Company.  At June 30, 2008, the Company had cash deposits and/or letters of credit totaling $34.3 million that were associated with lot option purchase contracts having an aggregate purchase price of $283.4 million and relating to VIEs in which it did not have a primary variable interest.

Note 7.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots.  Currently, the Company actively participates in six homebuilding joint ventures in the Austin, Chicago, Dallas, Denver and Orlando markets.  It participates in a number of joint ventures in which it has less than a controlling interest.  The Company recognizes its share of the respective joint ventures’ earnings from the sale of lots to other homebuilders.  It does not, however, recognize earnings from lots that it purchases from the joint ventures.  Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	JUNE 30, 2008			DECEMBER 31, 2007
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	641	-	641	681	-	681
Southeast	-	-	-	45	-	45
Texas	163	-	163	189	-	189
West	410	1,209	1,619	410	1,209	1,619
Total	1,214	1,209	2,423	1,325	1,209	2,534

The Company’s investments in its unconsolidated joint ventures were negative $11.7 million at June 30, 2008 and were classified in the consolidated balance sheets under “Other” liabilities, compared to $30.8 million that was classified in the consolidated balance sheets under “Other” assets at December 31, 2007.  For the three and six months ended June 30, 2008, the Company’s equity in losses from unconsolidated joint ventures totaled $35.6 million and $42.7 million, respectively, compared to equity in earnings of $84,000 and $119,000, respectively, for the same periods in 2007.  The current quarter loss was primarily attributable to a $35.8 million impairment of inventory within a joint venture in the Company’s North region, partially offset by earnings from its other unconsolidated joint ventures.

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $719.8 million and $785.9 million at June 30, 2008 and December 31, 2007, respectively.  The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $486.2 million and $508.4 million at June 30, 2008 and December 31, 2007, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

One of its joint ventures had assets of $645.1 million and $644.2 million at June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008 and December 31, 2007, this same joint venture had debt of $435.3 million.  In this joint venture, the Company and its partners provided limited payment guarantees of debt on a pro rata basis.  At June 30, 2008 and December 31, 2007, the Company had a 3.3 percent pro rata obligation that is only triggered in limited circumstances for this debt.  This obligation represents $14.5 million of total potential exposure for the Company.  The debt related to this joint venture has been declared in default by the lenders to the joint venture.  In another joint venture, the Company had aggregate assets of $42.5 million and $80.9 million at June 30, 2008 and December 31, 2007, respectively.  The decrease was primarily due to a $35.8 million impairment of the Company’s share of inventory within the venture.  Additionally, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility for this venture.  At June 30, 2008 and December 31, 2007, the actual borrowings against the revolving credit facility for this joint venture were $50.7 million and $50.6 million, respectively, of which the Company’s pro rata share of debt was $25.4 million and $25.3 million, respectively.  These limited payment guarantees are subject to certain conditions before they mature.

At June 30, 2008, certain of the joint ventures in which the Company participated were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities.  In association with these consolidated joint ventures, the Company did not record any pretax earnings or losses for the three- and six-month periods ended June 30, 2008.  The Company recorded pretax earnings of $31,000 and $108,000 for the three- and six-month periods ended June 30, 2007, respectively.  The Company did not consolidate any assets at June 30, 2008.  Total assets of $782,000, including consolidated inventory not owned, and minority interest of $1.1 million were consolidated at December 31, 2007.

Note 8.  Debt

Debt consists of the following at June 30, 2008 and December 31, 2007:

	JUNE 30,	DECEMBER 31,
(in thousands)	2008	2007
Senior notes	$750,000	$800,000
Secured notes payable	34,883	39,080
RMC warehouse line of credit	6,732	-
Total debt	$791,615	$839,080

At June 30, 2008, the Company had outstanding (a) $250.0 million of 5.4 percent senior notes due May 2012; (b) $250.0 million of 6.9 percent senior notes due June 2013; and (c) $250.0 million of 5.4 percent senior notes due January 2015.  Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

During the second quarter of 2008, the Company’s $50.0 million of 5.4 percent senior notes matured and were repaid.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

The senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  The Company was in compliance with these covenants at June 30, 2008.

In June 2008, the Company amended its unsecured revolving credit facility.  The amendment included, among other things: a) a decrease in the Company’s borrowing availability from $750.0 million to $550.0 million; b) a reduction in the base amount for the minimum consolidated tangible net worth covenant to $600.0 million; c) an increase in the pricing grid, which is based on the Company’s leverage ratio and public debt rating;

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

d) an adjustment in the permitted leverage ratio to no less than 55.0 percent for the fourth quarter of 2008 and the first quarter of 2009, 52.5 percent for the second, third and fourth quarters of 2009, and 50.0 percent thereafter; and e) a change in the restriction of the Company’s book value of unsold land to 1.15x its consolidated tangible net worth.  The facility matures in January 2011 and provides access to additional financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments.  The revolving credit facility includes a $75.0 million swing-line facility and the ability to issue standby letters of credit.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate.

The credit facility is used for general corporate purposes and contains affirmative, negative and financial covenants, including a minimum consolidated tangible net worth requirement of $600.0 million; and a permitted leverage ratio of 57.5 percent at June 30, 2008; and limitations on unsold home units, unsold land, lot inventory, investments and senior debt.  The Company was in compliance with these covenants at June 30, 2008.  There were no borrowings outstanding under the facility at June 30, 2008 or December 31, 2007.  Letters of credit aggregating $135.3 million and $157.8 million were outstanding under the facility at June 30, 2008 and December 31, 2007, respectively.  Under the facility, the unused borrowing capacity totaled $414.7 million and $592.2 million at June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008, the $550.0 million facility was subject to a borrowing base limitation covenant, which restricted its borrowing capacity to $442.5 million, of which $307.2 million was available.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

At June 30, 2008, the Company’s obligations to pay principal, premium, if any, and interest under its $550.0 million unsecured revolving credit facility; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries.  Such guarantees are full and unconditional. (See Note 15, “Supplemental Guarantor Information.”)

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At June 30, 2008 and December 31, 2007, outstanding seller-financed nonrecourse notes payable were $34.9 million and $39.1 million, respectively.

In January 2008, RMC entered into a mortgage warehouse line of credit with Guaranty Bank (the “RMC Credit Agreement”).  The RMC Credit Agreement, which matures in January 2009, provides for borrowings up to $40.0 million to fund RMC’s mortgage loan origination operations.  It is secured by underlying mortgage loans and by other assets of RMC.  Facility balances are repaid as loans funded under the agreement are sold to third parties.  The RMC Credit Agreement’s interest rate is set at LIBOR plus 0.9 percent, with a commitment fee of 0.125 percent.  The RMC Credit Agreement contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain certain financial ratios, including a tangible net worth minimum of $13.0 million; an adjusted tangible net worth minimum of $5.0 million; a ratio of total indebtedness to adjusted tangible net worth of 12:1; and consolidated net income for the four preceding fiscal quarters.  At June 30, 2008, the Company was in compliance with these covenants, and there was $6.7 million in outstanding borrowings against this credit facility.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 9.  Fair Values of Financial Instruments

The fair values of financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques.  Estimated fair values are significantly affected by assumptions used.  Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair-Value Measurements,” categorizes fair value measurements as level 1, level 2 or level 3, based on the type of inputs used in estimating fair value.  The table below sets forth information regarding the Company’s fair value measurement methods and values.

					JUNE 30, 2008
		QUOTED	VALUATION	VALUATION
		PRICES	UTILIZES	UTILIZES
	LOWER OF	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	COST OR	MARKETS	INPUTS	INPUTS
(in thousands)	MARKET	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)	TOTAL
Loans held-for-sale	$1,082	$-	$17,594	$-	$18,676
Interest rate lock commitments (“IRLCs”)	-	-	-	2,483	2,483
Forward delivery contracts	-	-	(594)	-	(594)
Options on futures contracts	-	1,129	-	-	1,129
Investor financing commitments (“IFCs”)	-	-	-	2,006	2,006

Options on futures contracts are exchange-traded and are valued based on quoted market exit prices (level 1). Loans held-for-sale and forward delivery contracts are based on quoted market prices of similar instruments (level 2).  Contractual principal amounts of loans held-for-sale as of June 30, 2008, totaled $18.8 million.  IRLCs are valued at their aggregate market price premium or deficit, plus servicing premium, multiplied by the projected close ratio.  The market price premium or deficit is based on quoted market prices of similar instruments (level 2); the servicing premium is based on contractual investor guidelines for each product (level 2); and the projected close ratio is determined utilizing an external modeling system used widely within the industry that estimates customer behavior at an individual loan level (level 3).  Investor financing commitments are valued based on their intrinsic value, which is determined with reference to movements in market interest rates (level 2), plus a time value factor that is extrapolated from current market prices of similar contracts (level 3).

In 2008, the Company implemented Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings,” which revises and rescinds portions of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” and requires that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The provisions of SAB 109 were applicable to written loan commitments issued or modified beginning on January 1, 2008 and SAB 109 was adopted effective January 1, 2008.  At June 30, 2008, servicing rights of $3.2 million were included in net gains on the sale of mortgages and mortgage servicing rights, in accordance with SAB 109.

The Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair-Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” on a prospective basis for mortgage loans held-for-sale, effective January 1, 2008.  Accordingly, mortgage loans held-for-sale that were originated subsequent to January 1, 2008, are measured at fair value.  Loans originated prior to that date are held at the lower of cost or market on an aggregate basis in accordance with Statement of Financial Accounting Standard No. 65, “Accounting for Certain Mortgage Banking Activities.”  The application of SFAS 159 to loans held-for-sale improves the consistency of loan valuation between the date of borrower lock and the date of loan sale.  The difference between the aggregate fair value and aggregate unpaid principal balance as of June 30, 2008, for loans measured at fair value, was $133,000.  Consequently, this amount has been recognized as a gain in current earnings within financial services revenues.  The Company held two loans with payments 90 days or more past due, with an aggregate carrying value of $145,000.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could have a material impact on the value of these items.

The following table represents a reconciliation of changes in fair values of level 3 items included in revenues under “Financial services” within the Consolidated Statements of Earnings:

(in thousands)	IRLCs	IFCs
Fair value at January 1, 2008	$298	$15
(Gain) loss recognized on conversion to loans	(1,856)	-
Additions	4,661	1,497
Change in valuation of items held	(620)	494
Fair value at June 30, 2008	$2,483	$2,006

Note 10.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which the Company will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At June 30, 2008 and December 31, 2007, the cash surrender value of these contracts was $29.5 million and $28.5 million, respectively, and is included in “Other” assets.  The net periodic benefit cost of these plans for the three months ended June 30, 2008, was $1.6 million and included service costs of $934,000, interest costs of $417,000 and investment losses of $288,000.  The net periodic benefit cost of these plans for the three months ended June 30, 2007, was $454,000 and included service costs of $959,000, interest costs of $299,000 and investment earnings of $804,000.  The net periodic benefit cost of these plans for the six months ended June 30, 2008, was $4.6 million and included service costs of $1.6 million, interest costs of $763,000 and investment losses of $2.2 million.  For the six months ended June 30, 2007, the net periodic benefit cost was $1.6 million and included service costs of $1.9 million, interest costs of $576,000 and investment earnings of $871,000. The $26.1 million and $24.0 million projected benefit obligations at June 30, 2008 and December 31, 2007, respectively, were equal to the net liability recognized in the balance sheet at those dates.  The weighted-average discount rate used for the plans was 7.8 percent and 7.7 percent for the six-month periods ended June 30, 2008 and 2007, respectively.

Note 11.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses.  They are realized when existing temporary differences are carried back to profitable year(s) and/or carried forward to future years having taxable income.  Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that some portion of the deferred tax asset will not be realized.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives.  The Company generated additional deferred tax assets in the second quarter of 2008 due to inventory impairments.  In light of the additional inventory impairments, the continued downturn in the housing market and the uncertainty as to its duration, which limits

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

the Company’s ability to predict future taxable income, the Company determined that an additional allowance against its deferred tax assets was required.  Therefore, in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” the Company recorded a valuation allowance of $124.0 million against its deferred tax assets during the second quarter of 2008, which was reflected as a noncash charge to income tax expense.  The valuation allowance taken in the second quarter of 2008 was comprised of $5.2 million of net state taxes and $118.8 million of federal taxes. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

The Company’s effective tax rate was 27.3 percent for the quarter ended June 30, 2008, compared to 41.0 percent for the same period in 2007.  The change in the tax rate for the quarter ended June 30, 2008, compared to the same period in the prior year, was primarily due to a noncash tax charge of $124.0 million for the Company’s valuation allowance related to its deferred tax assets.

Note 12.  Stock-Based Compensation

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the Company’s plans, all of which were approved by its stockholders.  Refer to Note I, “Stock-Based Compensation,” in the Company’s 2007 Annual Report on Form 10-K for more information regarding its stock plans.

The Company recorded $2.0 million and $4.1 million of stock-based compensation expense for the three months ended June 30, 2008 and 2007, respectively.  The Company recorded $4.1 million and $7.8 million of stock-based compensation expense for the six months ended June 30, 2008 and 2007, respectively.  Stock-based compensation expenses have been allocated to the Company’s business units and are reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

Excess tax benefits of $2.2 million and $4.5 million for the six months ended June 30, 2008 and 2007, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

At the Annual Stockholders’ meeting in April 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “Plan”).  The approval of the Plan permits the granting of an additional 1,300,000 stock options, restricted stock awards, stock units or any combination of the foregoing to employees.  At June 30, 2008 and December 31, 2007, stock options, or other stock awards or stock units available for grant under the Plan and its predecessor plans totaled 2,379,014 and 1,587,725, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s plans as of June 30, 2008 and 2007, and changes for the six-month periods then ended follows:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Options outstanding at January 1, 2007	4,164,142	$31.29	5.02
Granted	563,500	44.65
Exercised	(330,792)	13.90
Forfeited	(52,390)	59.35
Options outstanding at June 30, 2007	4,344,460	$34.00	4.66	$47,906
Available for future grant	1,677,871
Total shares reserved at June 30, 2007	6,022,331
Options exercisable at June 30, 2007	3,459,048	$29.64	4.74	$47,906
Options outstanding at January 1, 2008	4,034,166	$35.44	4.31
Granted	398,000	33.14
Exercised	(272,520)	9.13
Forfeited	(137,953)	49.45
Options outstanding at June 30, 2008	4,021,693	$36.51	4.07	$10,928
Available for future grant	2,451,014
Total shares reserved at June 30, 2008	6,472,707
Options exercisable at June 30, 2008	3,112,783	$35.26	4.04	$10,928

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

The following table summarizes the weighted-average inputs used and fair values determined for stock options granted during the six-month periods ended June 30, 2008 and 2007:

	2008	2007
Expected volatility	43.7%	35.8%
Expected dividend yield	1.5%	1.1%
Expected term (in years)	3.8	3.4
Risk-free rate	2.8%	4.6%
Weighted-average grant-date fair value	$10.85	$13.00

The Company recorded stock-based compensation expense related to stock options of $940,000 and $1.3 million for the quarters ended June 30, 2008 and 2007, respectively.  Stock-based compensation expense related to stock options was $2.5 million for the six-month periods ended June 30, 2008 and 2007.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

During the three- and six-month periods ended June 30, 2008, the total intrinsic values of stock options exercised were $3.3 million and $6.2 million, respectively.  For the three- and six-month periods ended June 30, 2007, the total intrinsic values of stock options exercised were $5.9 million and $11.8 million, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans.  Compensation expense recognized for such awards was $924,000 and $2.6 million for the three months ended June 30, 2008 and 2007, respectively. The Company recorded expense related to restricted stock awards of $1.3 million and $4.7 million for the six months ended June 30, 2008 and 2007, respectively.

The following is a summary of activity relating to restricted stock awards:

	2008	2007
Restricted shares at January 1	242,000	435,664
Shares awarded	340,000	25,000
Shares vested	(81,331)	(182,664)
Shares forfeited	(50,667)	(36,000)
Restricted shares at June 30	450,002	242,000

At June 30, 2008, the outstanding restricted shares will vest as follows:  2009–236,672; 2010–126,665; and 2011–86,665.

The Company has granted stock awards to its non-employee directors pursuant to the terms of The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”).  The Company recorded stock-based compensation expense related to stock awards granted pursuant to the Director Plan in the amount of $156,000 and $286,000 during the three- and six-month periods ended June 30, 2008.  The Company recorded stock-based compensation expense related to such grants in the amount of $263,000 and $531,000 during the three- and six-month periods ended June 30, 2007.  At June 30, 2008 and December 31, 2007, stock options or other stock awards or stock units available for grant under the Director Plan totaled 72,000 and 93,000, respectively.

Note 13.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At June 30, 2008 and December 31, 2007, it had cash deposits and letters of credit outstanding that totaled $57.8 million and $74.7 million, respectively, for land options pertaining to land purchase contracts with an aggregate purchase price of $458.4 million and $721.4 million, respectively.  At June 30, 2008, the Company had commitments with respect to option contracts having specific performance provisions of approximately $17.6 million, compared to $24.2 million at December 31, 2007.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At June 30, 2008, total development bonds were $233.5 million, while total related deposits and letters of credit were $48.8 million.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

At June 30, 2008 and December 31, 2007, one of the joint ventures in which the Company participates had debt of $435.3 million.  In this joint venture, the Company and its partners provided limited payment guarantees of debt on a pro rata basis.  The Company had a 3.3 percent pro rata obligation that is only triggered in limited circumstances for the debt.  This obligation represents $14.5 million of total potential exposure for the Company at June 30, 2008 and December 31, 2007.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

These limited payment guarantees are subject to certain conditions before they mature.  The joint venture, which is controlled by homebuilders other than the Company, has made an affirmative decision not to fund interest on an ongoing basis and, therefore, precipitated the declaration of an event of default and demand on completion guarantees by the lenders.  In another of its joint ventures, the Company has guaranteed up to 50.0 percent of a $55.0 million revolving credit facility.  At June 30, 2008 and December 31, 2007, the actual borrowings against the revolving credit facility for this joint venture were $50.7 million and $50.6 million, respectively, of which the Company’s pro rata share of debt was $25.4 million and $25.3 million, respectively.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  The Company had outstanding IRLCs totaling $203.5 million at June 30, 2008.  Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Under rare circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans.  In general, this obligation arises if the losses are due to origination errors made by RMC; if the borrower does not make their first payment; or if there is undiscovered fraud on the part of the borrower.  Reserves for losses related to future indemnification or repurchase of sold loans were $1.6 million at June 30, 2008 and $2.7 million at December 31, 2007.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2008	2007
Balance at January 1	$36,557	$44,102
Warranties issued	2,135	7,875
Settlements made	(6,957)	(11,448)
Balance at June 30	$31,735	$40,529

The Company requires substantially all of its subcontractors to have general liability insurance, which includes construction defect coverage, and workmans compensation insurance.  These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits.  However, with fewer insurers participating, general liability insurance for the homebuilding industry had become more difficult to obtain over the past several years.  As a result, RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets.  At June 30, 2008, RHIC had $35.7 million in cash and cash equivalents, of which $13.5 million was restricted, and $29.4 million in subcontractor product liability reserves, which are included in the consolidated balance sheets under “Cash and cash equivalents” and “Accrued and other liabilities,” respectively.  At December 31, 2007, RHIC had $34.1 million in cash and cash equivalents, of which $13.5 million was restricted, and $28.3 million in subcontractor product liability reserves, which are included in the consolidated balance sheets.

Changes in the Company’s insurance reserves during the period are as follows:

(in thousands)	2008	2007
Balance at January 1	$28,293	$22,521
Insurance expense provisions	1,078	2,493
Balance at June 30	$29,371	$25,014

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The Company is party to various legal proceedings generally incidental to its businesses.  Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims.  The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims.  The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies.  Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates.  At June 30, 2008 and December 31, 2007, the Company had legal reserves of $14.8 million and $15.3 million, respectively.  (See “Part II. Item 1. Legal Proceedings.”)

Note 14.  New Accounting Pronouncements

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an Amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires that the funded status of defined benefit pension plans and other postretirement plans be recognized in the balance sheet, along with a corresponding after-tax adjustment to stockholders’ equity.  The recognition of the funded status provision of SFAS 158 applies prospectively and was effective December 31, 2007.  SFAS 158 also requires measurement of plan assets and benefit obligations at the entity’s fiscal year-end, effective December 31, 2008.  SFAS 158 did not and is not expected to have a material effect on the Company’s financial condition or results of operations.

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

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures About Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133.”  SFAS 161 expands the disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009.  The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 15.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $550.0 million unsecured revolving credit facility; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”).  Such guarantees are full and unconditional.

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

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$290,915	$191,807	$15,598	$(10,439)	$487,881

EXPENSES
Corporate, general and administrative	426,179	251,800	10,112	(10,439)	677,652
TOTAL EXPENSES	426,179	251,800	10,112	(10,439)	677,652

Earnings (loss) before taxes	(135,264)	(59,993)	5,486	-	(189,771)
Tax expense (benefit)	29,120	20,599	2,149	-	51,868
Equity in net earnings (loss) of subsidiaries	(77,255)	-	-	77,255	-
NET EARNINGS (LOSS)	$(241,639)	$(80,592)	$3,337	$77,255	$(241,639)

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

	SIX MONTHS ENDED JUNE 30, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$539,427	$352,194	$32,164	$(19,738)	$904,047

EXPENSES
Corporate, general and administrative	700,324	439,307	20,091	(19,738)	1,139,984
TOTAL EXPENSES	700,324	439,307	20,091	(19,738)	1,139,984

Earnings (loss) before taxes	(160,897)	(87,113)	12,073	-	(235,937)
Tax expense (benefit)	19,764	10,701	4,553	-	35,018
Equity in net earnings (loss) of subsidiaries	(90,294)	-	-	90,294	-
NET EARNINGS (LOSS)	$(270,955)	$(97,814)	$7,520	$90,294	$(270,955)

CONSOLIDATED STATEMENT OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$457,216	$275,652	$21,156	$(10,290)	$743,734

EXPENSES
Corporate, general and administrative	447,180	384,305	11,364	(10,290)	832,559
TOTAL EXPENSES	447,180	384,305	11,364	(10,290)	832,559

Earnings (loss) before taxes	10,036	(108,653)	9,792	-	(88,825)
Tax expense (benefit)	1,062	(42,185)	4,729	-	(36,394)
Equity in net earnings (loss) of subsidiaries	(61,405)	-	-	61,405	-
NET EARNINGS (LOSS)	$(52,431)	$(66,468)	$5,063	$61,405	$(52,431)

CONSOLIDATED STATEMENT OF EARNINGS

	SIX MONTHS ENDED JUNE 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$888,586	$546,565	$42,508	$(22,811)	$1,454,848

EXPENSES
Corporate, general and administrative	894,858	677,574	24,693	(22,811)	1,574,314
TOTAL EXPENSES	894,858	677,574	24,693	(22,811)	1,574,314

Earnings (loss) before taxes	(6,272)	(131,009)	17,815	-	(119,466)
Tax expense (benefit)	(2,236)	(46,705)	6,351	-	(42,590)
Equity in net earnings (loss) of subsidiaries	(72,840)	-	-	72,840	-
NET EARNINGS (LOSS)	$(76,876)	$(84,304)	$11,464	$72,840	$(76,876)

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET

	JUNE 30, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$10,802	$134,492	$54,062	$-	$199,356
Consolidated inventories owned	997,805	515,219	-	-	1,513,024
Consolidated inventories not owned	990	6,426	52,912	-	60,328
Total inventories	998,795	521,645	52,912	-	1,573,352
Investment in subsidiaries/ intercompany receivables	662,998	-	-	(662,998)	-
Other assets	268,036	79,643	40,998	-	388,677
TOTAL ASSETS	1,940,631	735,780	147,972	(662,998)	2,161,385

LIABILITIES
Accounts payable and other accrued liabilities	305,024	105,760	52,660	-	463,444
Debt	782,603	2,280	6,732	-	791,615
Intercompany payables	-	311,433	6,891	(318,324)	-
TOTAL LIABILITIES	1,087,627	419,473	66,283	(318,324)	1,255,059
MINORITY INTEREST	-	-	53,322	-	53,322
STOCKHOLDERS’ EQUITY	853,004	316,307	28,367	(344,674)	853,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,940,631	$735,780	$147,972	$(662,998)	$2,161,385

CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$12,908	$172,363	$58,343	$-	$243,614
Consolidated inventories owned	1,166,824	570,119	-	-	1,736,943
Consolidated inventories not owned	1,179	6,940	68,615	-	76,734
Total inventories	1,168,003	577,059	68,615	-	1,813,677
Investment in subsidiaries/ intercompany receivables	758,282	-	-	(758,282)	-
Other assets	362,697	95,239	36,093	-	494,029
TOTAL ASSETS	2,301,890	844,661	163,051	(758,282)	2,551,320

LIABILITIES
Accounts payable and other accrued liabilities	342,090	114,842	61,663	-	518,595
Debt	835,074	4,006	-	-	839,080
Intercompany payables	-	311,692	4,428	(316,120)	-
TOTAL LIABILITIES	1,177,164	430,540	66,091	(316,120)	1,357,675
MINORITY INTEREST	-	-	68,919	-	68,919
STOCKHOLDERS’ EQUITY	1,124,726	414,121	28,041	(442,162)	1,124,726
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,301,890	$844,661	$163,051	$(758,282)	$2,551,320

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(270,955)	$(97,814)	$7,520	$90,294	$(270,955)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	158,531	72,180	534	-	231,245
Changes in assets and liabilities	173,169	(6,274)	(21,547)	(90,294)	55,054
Other operating activities, net	(2,819)	-	-	-	(2,819)
Net cash provided by (used for) operating activities	57,926	(31,908)	(13,493)	-	12,525
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(2,531)	(3,978)	(1)	-	(6,510)
Other investing activities, net	-	-	18	-	18
Net cash (used for) provided by investing activities	(2,531)	(3,978)	17	-	(6,492)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in debt	(52,471)	(1,726)	6,732	-	(47,465)
Common stock dividends, repurchases and stock-based compensation	(2,826)	-	-	-	(2,826)
Intercompany balances	(2,204)	(259)	2,463	-	-
Net cash (used for) provided by financing activities	(57,501)	(1,985)	9,195	-	(50,291)
Net decrease in cash and cash equivalents	(2,106)	(37,871)	(4,281)	-	(44,258)
Cash and cash equivalents at beginning of year	12,908	172,363	58,343	-	243,614
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,802	$134,492	$54,062	$-	$199,356

CONSOLIDATING STATEMENT OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(76,876)	$(84,304)	$11,464	$72,840	$(76,876)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	119,383	133,312	805	-	253,500
Changes in assets and liabilities	(139,923)	(39,253)	(30,963)	(72,840)	(282,979)
Other operating activities, net	(20,268)	-	-	-	(20,268)
Net cash (used for) provided by operating activities	(117,684)	9,755	(18,694)	-	(126,623)
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(13,419)	(8,688)	80	-	(22,027)
Other investing activities, net	-	-	732	-	732
Net cash (used for) provided by investing activities	(13,419)	(8,688)	812	-	(21,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	75,121	(5,027)	-	-	70,094
Common stock dividends, repurchases and stock-based compensation	(52,707)	-	(3)	-	(52,710)
Intercompany balances	94,241	(116,642)	22,401	-	-
Net cash provided by (used for) financing activities	116,655	(121,669)	22,398	-	17,384
Net (decrease) increase in cash and cash equivalents	(14,448)	(120,602)	4,516	-	(130,534)
Cash and cash equivalents at beginning of year	43,129	129,079	42,829	-	215,037
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,681	$8,477	$47,345	$-	$84,503

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

•                  the availability and cost of land and the future value of land held or under development;

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

•                  changes in the Company’s effective tax rate and assumptions and valuations related to its tax accounts;

•                  the risk factors set forth in the Company’s most recent Annual Report on Form 10-K; and

•                  other factors over which the Company has little or no control.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate.  The Company’s operations span all significant aspects of the homebuying process–from design, construction and sale to mortgage origination, title insurance, escrow and insurance services.  The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the three months ended June 30, 2008.  The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

In recent years, the price appreciation of homes was relatively high in most markets and, in turn, attracted speculation.  Beginning in 2006, as appreciation slowed, declining consumer confidence and demand caused national homebuilders to experience increasing inventories, which resulted in a dramatic rise in the number of homes available for sale and a softening of demand for new homes.  During the latter half of 2007, a significant decrease in the availability of mortgage products resulting from an industry-wide increase in loan delinquencies and foreclosure rates, and the related tightening of credit standards, further impacted the industry and the Company’s ability to attract qualified homebuyers.  These factors exacerbated already high inventory levels of new and resale homes, increased cancellation levels and weakened consumer confidence.  Consequently, the Company continued to report declines in the volume of homes sold, decreases in prices, high sales contract cancellation rates and additional valuation adjustments.  In an effort to compensate for these developments, the Company has amended its operating strategy to focus on cash generation and risk moderation through increased sales price discounts and other incentives; opportunistic land sales; reductions in excess inventory and commitments to purchase land in the future through contract renegotiations and cancellations; controlled development spending; renegotiations of contracts with subcontractors and suppliers; and reductions in overhead expense to more closely match projected volume levels.

Due to increased use of price reductions and sales incentives, evaluation of its inventory through a quarterly impairment analyses during the quarter ended June 30, 2008, resulted in $134.5 million of inventory valuation adjustments.  The second quarter charges of $9.9 million related to the abandonment of land purchase option contracts reflect the deterioration of specific related returns and the assumption that recent price reductions are indicative of price levels for the foreseeable future.  Additionally, the Company recorded charges of $36.0 million for impairments of joint venture and other assets, and a noncash tax charge of $124.0 million for a tax valuation allowance related to its deferred tax assets, during the quarter ended June 30, 2008.

The Company reported a consolidated net loss of $241.6 million, or $5.70 per diluted share, for the second quarter of 2008, compared to a net loss of $52.4 million, or $1.25 per diluted share, for the second quarter of 2007.  The decrease in earnings for 2008, compared to 2007, was primarily due to the impact of inventory and tax valuation adjustments and other write-offs; a decline in revenues and margins; and a more competitive sales environment in most markets.

The Company’s revenues were $487.9 million for the second quarter of 2008, down 34.4 percent from the second quarter of 2007.  This decrease was primarily attributable to a decline in closings and average closing price.  Revenues for the homebuilding and financial services segments were $472.3 million and $15.6 million, respectively, for the second quarter of 2008, compared to $722.6 million and $21.2 million, respectively, for the same period in 2007.

As a result of a 20.3 percent reduction in the Company’s selling communities and a difficult sales environment, new orders decreased 18.9 percent to 2,045 units for the second quarter ended June 30, 2008, from 2,521 units for the same period in 2007.  New order dollars decreased 27.8 percent for the second quarter of 2008, compared to the second quarter of 2007, primarily reflecting reduced demand in the housing market and a decline in home prices.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Consolidated inventories owned by the Company, which include homes under construction; land under development and improved lots; and inventory held-for-sale, declined 12.9 percent to $1.5 billion at June 30, 2008, from $1.7 billion at December 31, 2007.  Homes under construction increased by 1.2 percent to $726.6 million at June 30, 2008, compared to $718.0 million at December 31, 2007.  Land under development and improved lots decreased by 25.8 percent to $705.0 million, compared to $949.7 million at December 31, 2007.  Inventory held-for-sale increased 17.5 percent and totaled $81.4 million at June 30, 2008, compared to $69.2 million at December 31, 2007.

The Company did not repurchase any stock during the second quarter of 2008.  At June 30, 2008, outstanding shares were 42,485,267, versus 42,151,085 at December 31, 2007.

The Company’s balance sheet continues to reflect its conservative strategy and transparency.  The Company ended the quarter with $199.4 million in cash and no borrowings against its $550.0 million revolving credit facility.  The Company was not a significant participant in off-balance sheet financing outside of traditional option contracts with land developers, and its investments in joint ventures at June 30, 2008, represented less than one percent of its total assets.  The Company’s net debt-to-capital ratio was 41.0 percent at June 30, 2008, compared to 34.6 percent at December 31, 2007.  As a result of valuation adjustments and a loss from operations, stockholders’ equity per share declined to $20.08 as of June 30, 2008, compared to $26.68 as of December 31, 2007.  The Company’s book value at June 30, 2008, was 99.7 percent tangible.

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at June 30, 2008:

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

The combined homebuilding operations reported pretax losses of $187.1 million for the second quarter of 2008, compared to pretax losses of $91.5 million for the second quarter of 2007.  Homebuilding results in 2008 decreased from 2007 primarily due to the impact of inventory, joint venture and other valuation adjustments and write-offs, as well as a decline in closings and margins.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

STATEMENTS OF EARNINGS
	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
(in thousands, except units)	2008		2007	2008		2007
REVENUES
Housing	$463,635		$719,610	$860,413		$1,405,372
Land	8,648		2,968	11,470		8,569
TOTAL REVENUES	472,283		722,578	871,883		1,413,941

EXPENSES
Cost of sales
Housing	406,039		583,293	755,709		1,141,016
Land	8,521		2,374	10,394		7,476
Valuation adjustments and write-offs	144,182		145,753	165,040		210,722
Total cost of sales	558,742		731,420	931,143		1,359,214
(Earnings) loss from unconsolidated joint ventures	35,606		(84)	42,707		(119)
Selling, general and administrative	65,062		82,762	128,847		178,577
TOTAL EXPENSES	659,410		814,098	1,102,697		1,537,672

PRETAX EARNINGS (LOSS)	$(187,127)		$(91,520)	$(230,814)		$(123,731)
Closings (units)	1,828		2,461	3,371		4,763
Housing gross profit margins	(18.2	) %	4.6%	(7.4	) %	8.3%
Selling, general and administrative	13.8%		11.5%	14.8%		12.6%

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” inventory is reviewed for potential write-downs on an ongoing basis.  SFAS 144 requires that, in the event that impairment indicators are present, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts.  For inventory held and used, undiscounted cash flow projections are generated at a community-level based on estimates of revenues, costs and other factors.  The Company’s analysis of these communities generally assumes flat revenues when compared with current sales orders for particular or comparable communities.  The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams.  When determining the value of inventory held-for-sale, the Company considers recent offers, comparable sales and/or estimated cash flows.  Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when events or circumstances indicate that the carrying values are greater than the fair values.  Due to continued pressure on home prices, symptomatic of excess home inventories in many markets, and the industry’s recent predisposition toward a reduction in land option pipelines, the Company recorded inventory impairment charges of $134.5 million and $152.7 million during the three- and six-month periods ended June 30, 2008, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair values.  Approximately 89 percent of these impairment charges were recorded to residential land and lots and land held for development and approximately 11 percent of these charges were recorded to residential construction in progress and finished homes in inventory.  At June 30, 2008, the fair value of the Company’s inventory subject to valuation adjustments during the quarter was $128.8 million, net of $134.5 million of impairments.  A total of 45 communities were written down during the quarter ended June 30, 2008.  The inventory impairment charges and write-offs of deposits and acquisition costs reduced total housing gross profit margins by 30.7 percent in the second quarter of 2008 and 14.4 percent in the second quarter of 2007.  Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future inventory impairment charges.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue.  The Company wrote off $9.9 million and $20.2 million of these earnest money deposits and feasibility costs during the three months ended June 30, 2008 and 2007, respectively.  The Company wrote off $12.0 million and $21.3 million of earnest money deposits and feasibility costs during the six months ended June 30, 2008 and 2007, respectively.  Should weak homebuilding market conditions persist and the Company be unsuccessful in its efforts to renegotiate certain land purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Three months ended June 30, 2008, compared to three months ended June 30, 2007

The homebuilding segments reported pretax losses of $187.1 million for the second quarter of 2008, compared to pretax losses of $91.5 million for the same period in the prior year.  Homebuilding results for the second quarter of 2008 decreased from the same period in 2007 primarily due to inventory and other valuation adjustments and write-offs; a decline in closing volume; and increased sales incentives.  Sales incentives averaged 14.9 percent for the second quarter of 2008, versus 16.0 percent for the first quarter of 2008 and 10.5 percent for the second quarter of 2007.

Homebuilding revenues were $472.3 million for the second quarter of 2008, compared to $722.6 million for the second quarter of 2007, due to a 25.7 percent decrease in closings and a 13.0 percent decline in the average closing price of a home.

Consistent with its policy of managing land investments according to return and risk targets, the Company executed land sales during the second quarter of 2008.  Homebuilding revenues for the second quarter of 2008 included $8.6 million from land sales, compared to $3.0 million for the second quarter of 2007, which contributed net gains of approximately $124,000 and $595,000 to pretax earnings in the second quarters of 2008 and 2007, respectively.  The gross profit percentage from land sales was 1.5 percent for the three months ended June 30, 2008, compared to 20.0 percent for the same period in the prior year.  The fluctuations in revenues and gross profit percentages from land sales were a result of local market conditions and land portfolios.  The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders and commercial developers.

For the second quarter of 2008, housing gross profit margins averaged 12.5 percent prior to inventory and other valuation adjustments and write-offs, compared to 19.0 percent for the same period in 2007.  Subsequent to these adjustments, housing gross profit margins averaged negative 18.2 percent for the second quarter of 2008, compared to 4.6 percent for the same period in 2007.  The decrease was due to inventory and other valuation adjustments and write-offs totaling $142.2 million, as well as to increased price concessions and sales incentives related to homes delivered during the second quarter of 2008.

Selling, general and administrative expenses, as a percentage of revenue, were 13.8 percent for the three months ended June 30, 2008, compared to 11.5 percent for the same period in the prior year.  This increase was mainly attributable to a decline in revenues, as well as to a rise in marketing and advertising costs per unit and litigation expense.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $11.9 million for the three months ended June 30, 2008, compared to $16.5 million for the same period in 2007.  The homebuilding segments capitalized all interest incurred during the second quarters of 2008 and 2007.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Six months ended June 30, 2008, compared to six months ended June 30, 2007

The homebuilding segments reported pretax losses of $230.8 million for the first six months of 2008, compared to pretax losses of $123.7 million for the same period in the prior year.  Homebuilding results for the first six months of 2008 decreased from the same period in 2007 primarily due to inventory and other valuation adjustments and write-offs; a decline in closing volume; and increased sales incentives.

Homebuilding revenues were $871.9 million for the first six months of 2008, compared to $1.4 billion for the first six months of 2007, due to a 29.2 percent decrease in closings and a 13.6 percent decline in the average closing price of a home.

The Company executed land sales during the six months ended June 30, 2008.  Homebuilding revenues for the first six months of 2008 included $11.5 million from land sales, compared to $7.0 million for the first six months of 2007, which contributed net gains of approximately $1.1 million to pretax earnings in each of the first six months of 2008 and 2007.  The gross profit percentage from land sales was 9.4 percent for the six months ended June 30, 2008, compared to 15.7 percent for the same period in the prior year.

For the six months ended June 30, 2008, housing gross profit margins averaged 12.2 percent prior to inventory and other valuation adjustments and write-offs, compared to 18.8 percent for the same period in 2007.  Subsequent to these adjustments, housing gross profit margins averaged negative 7.4 percent for the six months ended June 30, 2008, compared to 8.3 percent for the same period in 2007.  The decrease was due to inventory and other valuation adjustments and write-offs totaling $168.8 million, as well as to increased price concessions and sales incentives related to homes delivered during the second quarter of 2008.

Selling, general and administrative expenses, as a percentage of revenue, were 14.8 percent for the six months ended June 30, 2008, compared to 12.6 percent for the same period in the prior year.  This increase was mainly attributable to a decline in revenues, as well as to a rise in marketing and advertising costs per unit and litigation expense, partially offset by an impairment of goodwill and higher severance charges taken in the first half of 2007.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $23.5 million for the six months ended June 30, 2008, compared to $31.9 million for the same period in 2007.  The homebuilding segments capitalized all interest incurred during the six-month periods ended June 30, 2008 and 2007.

Homebuilding Segment Information

Conditions have continued to be challenging in geographical areas that have previously experienced the highest price appreciation, such as the California, Florida, Las Vegas, Phoenix and Washington, D.C., markets.  As a result of declining affordability, decreased demand and changes in buyer perception, the excess supply of housing inventory has been greater in these areas.  In an attempt to maintain market share and reduce inventory investment to better match current sales volume levels, the Company has increased its use of sales discounting and incentives and has taken additional impairments.  To date, discounting has been most pronounced in the Company’s West region due to dramatic price declines resulting from decreased affordability and mortgage financing difficulties.  Of the Company’s total lots or homes with valuation adjustments during the quarter ended June 30, 2008, 25.3 percent of total impairments were taken in the North, 24.7 percent in the Southeast, 1.3 percent in Texas and 48.7 percent in the West regions, respectively.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table is a summary of impairments taken during the three and six months ended June 30, 2008 and 2007:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2008	2007	2008	2007
NORTH
Inventory valuation adjustments	$32,911	$-	$45,005	$7,998
Option deposit and feasibility cost write-offs	1,797	3,010	2,346	3,580
Joint venture and other* impairments	35,858	-	35,858	-
Total	70,566	3,010	83,209	11,578

SOUTHEAST
Inventory valuation adjustments	47,807	13,116	48,169	31,980
Option deposit and feasibility cost write-offs	6,094	4,491	7,612	4,827
Joint venture and other* impairments	24	-	581	-
Total	53,925	17,607	56,362	36,807

TEXAS
Inventory valuation adjustments	669	-	729	-
Option deposit and feasibility cost write-offs	1,813	35	1,814	203
Joint venture and other* impairments	113	-	193	-
Total	2,595	35	2,736	203

WEST
Inventory valuation adjustments	53,111	113,816	58,756	151,350
Option deposit and feasibility cost write-offs	187	12,624	187	12,690
Joint venture and other* impairments	-	-	7,172	15,429
Total	53,298	126,440	66,115	179,469
TOTAL
Inventory valuation adjustments	134,498	126,932	152,659	191,328
Option deposit and feasibility cost write-offs	9,891	20,160	11,959	21,300
Joint venture and other* impairments	35,995	-	43,804	15,429
Total	$180,384	$147,092	$208,422	$228,057

* Other includes impairments to other assets.

New Orders

New order dollars decreased 27.8 percent for the second quarter of 2008, compared to the same period in the prior year.  New order dollars for the three months ended June 30, 2008, rose 4.3 percent in Texas and fell 32.6 percent in the North, 30.0 percent in the Southeast and 47.6 percent in the West, compared to the second quarter of 2007.  New orders for the second quarter of 2008 decreased 18.9 percent to 2,045 units from 2,521 units for the same period in 2007 primarily due to a 20.3 percent decline in selling communities, a softening demand in most markets and a more competitive sales environment.

The Company experiences seasonal variations in its quarterly operating results and capital requirements.  Historically, new order activity is higher in the spring and summer months.  As a result, it typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of its fiscal year.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the periods presented:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
($s in millions)	2008	2007	% CHG	2008	2007	% CHG
UNITS
North	524	653	(19.8)%	1,129	1,489	(24.2)%
Southeast	536	705	(24.0)	1,186	1,494	(20.6)
Texas	668	682	(2.1)	1,221	1,511	(19.2)
West	317	481	(34.1)	668	1,016	(34.3)
Total	2,045	2,521	(18.9)%	4,204	5,510	(23.7)%

DOLLARS
North	$142	$210	(32.6)%	$307	$479	(36.0)%
Southeast	136	195	(30.0)	288	426	(32.3)
Texas	145	139	4.3	262	313	(16.2)
West	80	153	(47.6)	172	351	(51.0)
Total	$503	$697	(27.8)%	$1,029	$1,569	(34.4)%

The following table provides the Company’s cancellation percentages for the periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
North	31.6%	33.4%	31.3%	29.5%
Southeast	26.8	36.4	26.8	34.5
Texas	26.0	33.0	26.4	28.6
West	35.6	33.9	33.6	31.4
Total	29.3%	34.3%	29.1%	31.0%

The cancellation rate for the second quarter ended June 30, 2008, was 29.3 percent, compared to 28.9 percent and 34.3 percent for the first quarter of 2008 and the second quarter of 2007, respectively.

The following table provides the number of the Company’s selling communities at June 30, 2008 and 2007:

	2008	2007	% CHG
North	97	122	(20.5)%
Southeast	107	139	(23.0)
Texas	90	97	(7.2)
West	43	65	(33.8)
Total	337	423	(20.3)%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the periods presented:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
($s in thousands)	2008	2007	% CHG	2008	2007	% CHG
UNITS
North	563	699	(19.5)%	986	1,306	(24.5)%
Southeast	535	725	(26.2)	1,046	1,482	(29.4)
Texas	446	659	(32.3)	833	1,243	(33.0)
West	284	378	(24.9)	506	732	(30.9)
Total	1,828	2,461	(25.7)%	3,371	4,763	(29.2)%

AVERAGE PRICE
North	$288	$320	(10.0)%	$286	$318	(10.1)%
Southeast	248	303	(18.2)	253	308	(17.9)
Texas	215	214	0.5	216	215	0.5
West	258	351	(26.5)	264	362	(27.1)
Total	$254	$292	(13.0)%	$255	$295	(13.6)%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold but not closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  At June 30, 2008, the Company had outstanding contracts for 3,702 units, representing a 29.0 percent increase from 2,869 units at December 31, 2007, and a 25.3 percent decrease from 4,953 units at the end of the second quarter of 2007.  The $955.8 million value of outstanding contracts at June 30, 2008, represented an increase of 21.5 percent from $786.4 million at December 31, 2007 and a decrease of 34.5 percent from June 30, 2007.  The decrease from June 30, 2007, was primarily due to a 23.7 percent decline in unit orders.  Decreases in average sales price resulted primarily from slowing market trends, a competitive sales environment and changes in product mix.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at June 30, 2008 and 2007:

	JUNE 30, 2008			JUNE 30, 2007
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)
North	1,109	$323	$291	1,340	$450	$334
Southeast	1,086	281	259	1,651	496	301
Texas	1,064	238	223	1,288	274	212
West	443	114	257	674	239	354
Total	3,702	$956	$258	4,953	$1,459	$294

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the three and six months ended June 30, 2008 and 2007:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
(in thousands)	2008		2007	2008		2007
NORTH
Revenues	$167,072		$225,418	$289,154		$419,433
Expenses
Cost of sales	181,824		182,422	302,389		347,313
(Earnings) loss from unconsolidated joint ventures	35,749		(356)	35,696		(356)
Selling, general and administrative expenses	19,472		22,638	37,305		43,314
Total expenses	237,045		204,704	375,390		390,271
Pretax earnings (loss)	$(69,973)		$20,714	$(86,236)		$29,162
Housing gross profit margins	(31.1	) %	19.1%	(17.7	) %	17.2%
SOUTHEAST
Revenues	$132,649		$221,859	$265,373		$461,047
Expenses
Cost of sales	168,890		188,830	287,010		394,018
(Earnings) loss from unconsolidated joint ventures	-		(44)	-		(49)
Selling, general and administrative expenses	19,736		25,063	38,350		50,212
Total expenses	188,626		213,849	325,360		444,181
Pretax earnings (loss)	$(55,977)		$8,010	$(59,987)		$16,866
Housing gross profit margins	(20.8	) %	14.9%	(4.9	) %	14.7%
TEXAS
Revenues	$95,780		$142,101	$180,080		$268,450
Expenses
Cost of sales	84,442		116,951	155,728		222,116
(Earnings) loss from unconsolidated joint ventures	(143)		(6)	(149)		(10)
Selling, general and administrative expenses	14,767		16,172	28,331		31,428
Total expenses	99,066		133,117	183,910		253,534
Pretax earnings (loss)	$(3,286)		$8,984	$(3,830)		$14,916
Housing gross profit margins	12.7%		17.7%	14.0%		17.3%
WEST
Revenues	$76,782		$133,200	$137,276		$265,011
Expenses
Cost of sales	123,586		243,217	186,016		395,767
(Earnings) loss from unconsolidated joint ventures	-		322	7,160		296
Selling, general and administrative expenses	11,087		18,889	24,861		53,623
Total expenses	134,673		262,428	218,037		449,686
Pretax earnings (loss)	$(57,891)		$(129,228)	$(80,761)		$(184,675)
Housing gross profit margins	(25.2	) %	(51.0)%	(19.5	) %	(25.6)%
TOTAL
Revenues	$472,283		$722,578	$871,883		$1,413,941
Expenses
Cost of sales	558,742		731,420	931,143		1,359,214
(Earnings) loss from unconsolidated joint ventures	35,606		(84)	42,707		(119)
Selling, general and administrative expenses	65,062		82,762	128,847		178,577
Total expenses	659,410		814,098	1,102,697		1,537,672
Pretax earnings (loss)	$(187,127)		$(91,520)	$(230,814)		$(123,731)
Housing gross profit margins	(18.2	) %	4.6%	(7.4	) %	8.3%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Three months ended June 30, 2008, compared to three months ended June 30, 2007

North–Homebuilding revenues decreased by 25.9 percent to $167.1 million in 2008 from $225.4 million in 2007 primarily due to a 19.5 percent decline in the number of homes delivered and a 10.0 percent decrease in average sales price.  Gross margins on home sales were negative 31.1 percent in 2008, compared to 19.1 percent in 2007.  This decrease was primarily attributable to inventory and joint venture valuation adjustments and write-offs of $70.5 million, as well as to increased price concessions and sales incentives that totaled 18.8 percent for the quarter ended June 30, 2008, versus 11.7 percent for the same period in 2007.  As a result, the North region incurred $70.0 million of pretax losses in 2008, compared to $20.7 million of pretax earnings in 2007.

Southeast–Homebuilding revenues were $132.6 million in 2008, compared to $221.9 million in 2007, a decrease of 40.2 percent, primarily due to a 26.2 percent decline in the number of homes delivered and an 18.2 percent decrease in average sales price.  Gross margins on home sales were negative 20.8 percent in 2008, compared to 14.9 percent in 2007.  This decrease was primarily due to inventory valuation adjustments and write-offs of $45.3 million, as well as to increased price concessions and sales incentives that totaled 12.9 percent for the quarter ended June 30, 2008, versus 11.1 percent for the same period in 2007.  As a result, the Southeast region incurred $56.0 million of pretax losses in 2008, compared to $8.0 million of pretax earnings in 2007.

Texas–Homebuilding revenues decreased by 32.6 percent to $95.8 million in 2008 from $142.1 million in 2007 primarily due to a 32.3 percent decline in the number of homes delivered, partially offset by a slight increase in average sales price.  Gross margins on home sales were 12.7 percent in 2008, compared to 17.7 percent in 2007.  The change was primarily due to inventory valuation adjustments and write-offs of $1.9 million, as well as to increased price concessions and sales incentives that totaled 9.3 percent for the quarter ended June 30, 2008, compared to 6.1 percent for the same period in 2007.  As a result, the Texas region incurred $3.3 million of pretax losses in 2008, compared to $9.0 million of pretax earnings in 2007.

West–Homebuilding revenues decreased by 42.4 percent to $76.8 million in 2008, compared to $133.2 million in 2007, primarily due to a 24.9 percent decline in the number of homes delivered and to a 26.5 percent decrease in average sales price.  Gross margins from home sales were negative 25.2 percent in 2008, compared to negative 51.0 percent in 2007.  The change was primarily due to lower inventory valuation adjustments and write-offs, which totaled $24.6 million in the second quarter of 2008 compared to $83.6 million in 2007, partially offset by a rise in price concessions and sales incentives that totaled 16.0 percent for the quarter ended June 30, 2008, compared to 11.8 percent for the same period in 2007. As a result, the West region incurred $57.9 million of pretax losses in 2008, compared to $129.2 million of pretax losses in 2007.

Six months ended June 30, 2008, compared to six months ended June 30, 2007

North–Homebuilding revenues decreased by 31.1 percent to $289.2 million in 2008 from $419.4 million in 2007 primarily due to a 24.5 percent decline in the number of homes delivered and a 10.1 percent decrease in average sales price.  Gross margins on home sales were negative 17.7 percent in 2008, compared to 17.2 percent in 2007.  This decrease was primarily attributable to inventory and joint venture valuation adjustments and write-offs of $83.1 million, as well as to increased price concessions and sales incentives that totaled 18.6 percent for the first six months ended June 30, 2008, versus 11.5 percent for the same period in 2007.  As a result, the North region incurred $86.2 million of pretax losses in 2008, compared to $29.2 million of pretax earnings in 2007.

Southeast–Homebuilding revenues were $265.4 million in 2008, compared to $461.0 million in 2007, a decrease of 42.4 percent, primarily due to a 29.4 percent decline in the number of homes delivered and a 17.9 percent decrease in average sales price.  Gross margins on home sales were negative 4.9 percent in 2008, compared to 14.7 percent in 2007.  This decrease was primarily due to inventory valuation adjustments and write-offs of $47.7 million, as well as to increased price concessions and sales incentives that totaled 14.4 percent for the first six months ended June 30, 2008, versus 10.4 percent for the same period in 2007.  As a result, the Southeast region incurred $60.0 million of pretax losses in 2008, compared to $16.9 million of pretax earnings in 2007.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Texas–Homebuilding revenues decreased by 32.9 percent to $180.1 million in 2008 from $268.5 million in 2007 primarily due to a 33.0 percent decline in the number of homes delivered, partially offset by a slight increase in average sales price.  Gross margins on home sales were 14.0 percent in 2008, compared to 17.3 percent in 2007.  The change was primarily due to inventory valuation adjustments and write-offs of $2.0 million, as well as to increased price concessions and sales incentives that totaled 9.7 percent for the six months ended June 30, 2008, compared to 6.1 percent for the same period in 2007.  As a result, the Texas region incurred $3.8 million of pretax losses in 2008, compared to $14.9 million of pretax earnings in 2007.

West–Homebuilding revenues decreased by 48.2 percent to $137.3 million in 2008, compared to $265.0 million in 2007, primarily due to a 30.9 percent decline in the number of homes delivered and to a 27.1 percent decrease in average sales price.  Gross margins from home sales were negative 19.5 percent in 2008, compared to negative 25.6 percent in 2007.  The change was primarily due to inventory and joint venture valuation adjustments and write-offs of $35.9 million during the six months ended June 30, 2008, partially offset by a rise in price concessions and sales incentives that totaled 17.4 percent for the six months ended June 30, 2008, compared to 12.1 percent for the same period in 2007. As a result, the West region incurred $80.8 million of pretax losses in 2008, compared to $184.7 million of pretax losses in 2007.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers and subcontractors.  By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers.  In addition to being a valuable asset to customers, the financial services segment generates a profit for the Company.  Providing mortgage financing and other services to its customers allows the Company to better monitor its backlog and closing process.  The majority of all loans are sold within one business day of the date they close.  The third party purchaser then services and manages the loans, assuming the credit risk of borrower default.  The Company had also provided construction-related insurance to subcontractors in its western markets.  Additionally, the financial services segment offers insurance for liability risks, specifically homeowners’ warranty coverage, arising in connection with the homebuilding business of the Company.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except units)	2008	2007	2008	2007

REVENUES
Net gains on sales of mortgages	$7,236	$8,105	$14,574	$15,319
Origination fees	4,187	6,470	7,954	12,230
Title/escrow/insurance	3,873	6,378	9,007	12,903
Interest and other	302	203	629	455
TOTAL REVENUES	15,598	21,156	32,164	40,907
EXPENSES	10,112	11,364	20,091	23,092
PRETAX EARNINGS	$5,486	$9,792	$12,073	$17,815
Originations (units)	1,413	1,848	2,597	3,562
Ryland Homes origination capture rate	82.9%	79.9%	82.6%	79.5%
Mortgage backed securities and notes receivable average balance	$366	$419	$377	$490

Origination fees are recognized upon loan origination and are recorded under “Origination fees” with the related costs recorded under “Expenses.”  Prior to adoption of SFAS 159 in the first quarter of 2008, origination fees were recognized upon the sale of related mortgage loans in accordance with Statement of Financial Accounting Standards No. 91 (“SFAS 91”), “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Three months ended June 30, 2008, compared to three months ended June 30, 2007

For the three months ended June 30, 2008, the financial services segment reported pretax earnings of $5.5 million, compared to $9.8 million for the same period in 2007.  The decrease was primarily attributable to a 23.5 percent decline in the number of mortgages originated due to a slowdown in the homebuilding market, as well as to a 13.8 percent decrease in average loan size.

Revenues for the financial services segment decreased 26.3 percent to $15.6 million for the second quarter of 2008, compared to $21.2 million for the same period in the prior year.  The decline was primarily attributable to a reduced volume of loans originated and sold. The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 82.9 percent and 79.9 percent for the second quarters of 2008 and 2007, respectively.

For the three months ended June 30, 2008, expenses were $10.1 million, versus $11.4 million for the same period in 2007.  This decrease was primarily due to personnel reductions, which were made in an effort to align overhead with lower production volumes.

Six months ended June 30, 2008, compared to six months ended June 30, 2007

For the six months ended June 30, 2008, the financial services segment reported pretax earnings of $12.1 million, compared to $17.8 million for the same period in 2007.  The decrease was primarily attributable to a 27.1 percent decline in the number of mortgages originated due to a slowdown in the homebuilding markets, as well as to a 13.5 percent decrease in average loan size.  This decline was partially offset by the recognition of a $3.2 million gain resulting from the 2008 implementation of SAB 109, which requires servicing rights related to interest rate lock commitments to be recorded at fair value as a component of the locked loan pipeline.

Revenues for the financial services segment decreased 21.4 percent to $32.2 million for the first half of 2008, compared to $40.9 million for the same period in the prior year.  The decline was primarily attributable to a reduced volume of loans originated and sold. The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 82.6 percent and 79.5 percent for the first six months of 2008 and 2007, respectively.

For the six months ended June 30, 2008, expenses were $20.1 million, versus $23.1 million for the same period in 2007.  This decrease was primarily due to personnel reductions, which were made in an effort to align overhead with lower production volumes.

Corporate

Three months ended June 30, 2008, compared to three months ended June 30, 2007

Corporate expenses were $8.1 million and $7.1 million for the three months ended June 30, 2008 and 2007, respectively.  This increase was primarily due to a $1.1 million decline in the market value of investments included within the Company’s benefit plans.

Six months ended June 30, 2008, compared to six months ended June 30, 2007

Corporate expenses were $17.2 million and $13.6 million for the six months ended June 30, 2008 and 2007, respectively.  This increase was primarily due to a $3.1 million decline in the market value of investments included within the Company’s benefit plans.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  During the second quarter of 2008, the Company determined that a valuation allowance was required and therefore recorded a valuation allowance of $124.0 million, which was reflected as a noncash charge to income tax expense.

The Company’s effective tax rate was 27.3 percent for the second quarter ended June 30, 2008, compared to 41.0 percent tax benefit rate for the same period in 2007.  The change in the tax rate for the second quarter of 2008, compared to the second quarter ended June 30, 2007, was primarily attributable to the noncash tax charge of $124.0 million for the Company’s valuation allowance related to its deferred tax assets. Due to the uncertainty of current market conditions, the Company is unable to provide precise annual effective rate guidance at this time. (See Note 11, “Income Taxes.”)

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under its revolving credit facilities and the issuance of new debt securities.  In light of market conditions in 2008, the Company continued its efforts in generating cash, reducing debt levels and strengthening its balance sheet by selling excess land inventory; paying off a maturing senior note; terminating or renegotiating land option contracts; consolidating or exiting underperforming markets; and restructuring and downsizing operating teams.  As a result of this strategy, the Company generated $37.1 million in operating cash flow and repaid $50.0 million of long-term debt during the quarter, ending with $199.4 million in cash and cash equivalents.

At June 30, 2008, the Company’s net debt-to-capital ratio was 41.0 percent, an increase from 34.6 percent at December 31, 2007.  This increase was primarily due to a decrease in retained earnings, mainly as a result of inventory and tax valuation adjustments.  The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.

During the six months ended June 30, 2008, the Company provided $12.5 million of cash from its operations.  The Company invested $6.5 million in property, plant and equipment and used $50.3 million in financing activities, which included the payments of $50.0 million of long-term debt and $10.2 million of dividends.  The net cash used during the six months ended June 30, 2008, was $44.3 million.

During the six months ended June 30, 2007, the Company used $126.6 million of cash in its operations.  The Company invested $22.0 million in property, plant and equipment and generated $17.4 million from financing activities, which included net proceeds of $70.1 million from additional debt and outflows for stock repurchases of $59.3 million and dividends of $10.2 million.  The net cash used during the six months ended June 30, 2007, was $130.5 million.

Dividends totaled $0.12 per share for the quarters ended June 30, 2008 and 2007, respectively.  Consolidated inventories owned by the Company decreased by 12.9 percent to $1.5 billion at June 30, 2008, compared to $1.7 billion at December 31, 2007.  The Company attempts to maintain a projected four- to five-year supply of land.  At June 30, 2008, the Company controlled 32,352 lots, with 24,322 lots owned and 8,030 lots, or 24.8 percent, under option.  As a result of its efforts to match controlled inventory with current unit volume levels, lots controlled declined by 18.9 percent and 40.4 percent, respectively, compared to 39,900 lots and 54,283 lots under control at December 31, 2007 and June 30, 2007, respectively.  The Company continues to evaluate its option contracts for changes in the viability of communities and abandonment potential.  In an effort to increase liquidity, models have been sold and leased back on a selective basis for generally 3 to 18 months.  The Company owned 82.1 percent of its model homes at June 30, 2008, compared to 76.1 percent and 72.0 percent at December 31, 2007 and June 30, 2007, respectively.

The homebuilding segments’ borrowing arrangements included senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable.  Senior notes outstanding totaled $750.0 million at June 30, 2008, compared to $800.0 million at December 31, 2007.

In June 2008, the Company amended its unsecured revolving credit facility.  The amendment  included, among other things: a) a decrease in the Company’s borrowing availability from $750.0 million to $550.0 million; b) a reduction in the base amount for the minimum consolidated tangible net worth covenant to $600.0 million; c) an increase in the pricing grid, which is based on the Company’s leverage ratio and public debt rating; d) an adjustment in the permitted leverage ratio to no less than 55.0 percent for the fourth quarter of 2008 and the first quarter of 2009, 52.5 percent for the second, third and fourth quarters of 2009, and 50.0 percent thereafter; and e) a change in the restriction of the Company’s book value of unsold land to 1.15x its consolidated tangible net worth.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The facility matures in January 2011 and provides access to additional financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments.  The revolving credit facility includes a $75.0 million swing-line facility and the availability to issue standby letters of credit.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate.  The credit facility is used for general corporate purposes and contains affirmative, negative and financial covenants, including a minimum consolidated tangible net worth requirement of $600.0 million; and a permitted leverage ratio of 57.5 percent at June 30, 2008; and limitations on unsold home units, unsold land, lot inventory, investments and senior debt.  The Company was in compliance with these covenants at June 30, 2008.  (See Note 8, “Debt.”)  The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary.

There were no borrowings outstanding under the facility at June 30, 2008 or December 31, 2007.  Under the facility, the Company had letters of credit outstanding that totaled $135.3 million and $157.8 million at June 30, 2008 and December 31, 2007, respectively.  Unused borrowing capacity under the facility totaled $414.7 million and $592.2 million at June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008, the $550.0 million facility was subject to a borrowing base limitation covenant, which restricted its borrowing capacity to $442.5 million, of which $307.2 million was available.

The $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At June 30, 2008, the Company was in compliance with these covenants.

During the second quarter of 2008, the Company’s $50.0 million of 5.4 percent senior notes matured and were repaid.  (See Note 8, “Debt.”)

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At June 30, 2008, such notes payable outstanding amounted to $34.9 million, compared to $39.1 million at December 31, 2007.

The financial services segment uses cash generated internally and borrowings against the RMC Credit Agreement to finance its operations.

In January 2008, RMC entered into the RMC Credit Agreement.  The RMC Credit Agreement matures in January 2009 and provides for borrowings up to $40.0 million to fund RMC’s mortgage loan origination operations.  It is secured by underlying mortgage loans and by other assets of RMC.  Facility balances are repaid as loans funded under the agreement are sold to third parties.  The RMC Credit Agreement’s interest rate is set at LIBOR plus 0.9 percent, with a commitment fee of 0.125 percent.  The RMC Credit Agreement contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain certain financial ratios, including a tangible net worth minimum of $13.0 million; an adjusted tangible net worth minimum of $5.0 million; a ratio of total indebtedness to adjusted tangible net worth of 12:1; and consolidated net income for the four preceding fiscal quarters.  At June 30, 2008, the Company was in compliance with these covenants, and there was $6.7 million of outstanding borrowings against this warehouse line of credit.

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005.  At June 30, 2008, $600.0 million remained available under this registration statement.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

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

During the six months ended June 30, 2008, the Company did not repurchase any shares of its outstanding common stock.  The Company had existing authorization from its Board of Directors to purchase approximately 6.5 million additional shares at a cost of $142.3 million, based on the Company’s stock price at June 30, 2008.  Outstanding shares at June 30, 2008, were 42,485,267, versus 42,151,085 at December 31, 2007.

While the Company expects challenging economic conditions to continue, it is focused on managing overhead, land acquisitions, development and construction activity in order to generate cash flow and maintain debt levels commensurate with its business.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development.  At June 30, 2008, the Company had $57.8 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $458.4 million.  Only $17.6 million of the $458.4 million in land and lot option purchase contracts contain specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, as amended, the Company consolidated $60.5 million of inventory not owned pertaining to land and lot option purchase contracts, representing the fair value of the optioned property; and a $168,000 credit balance, representing cost to complete for one of its homebuilding joint ventures at June 30, 2008.  (See Note 6, “Variable Interest Entities” and Note 7, “Investments in Joint Ventures.”)

At June 30, 2008, the Company had outstanding letters of credit under its revolving credit facility totaling $135.3 million.  Additionally, it had development or performance bonds totaling $233.5 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements, as compared to $313.2 million at December 31, 2007.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its revolving credit facility, senior notes and investments in joint ventures. (See Note 13, “Commitments and Contingencies” and Note 15, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  There were no significant changes to the Company’s critical accounting policies during the six-month period ended June 30, 2008, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Outlook

During the first six months of the year, the Company experienced a decline in sales orders for new homes, compared to the same period last year.  The Company believes its sales orders simulate broader market trends that reflect soft demand for residential housing.  Nearly all markets have been affected by reductions in the affordability of homes, the availability of mortgage products and consumer demand for homes, leading to the continued buildup of new and resale home inventories.  At June 30, 2008, the Company’s backlog of orders for new homes totaled 3,702 units, or a projected dollar value of $955.8 million, reflecting a 21.5 percent increase in dollar value from December 31, 2007.  As long as the imbalance of housing supply and demand continues, the Company will remain focused on its liquidity and balance sheet, while seeking to optimize its earnings and positioning itself for a return to a more favorable economic environment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2007.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.  Controls and Procedures

At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

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

The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2008, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the six months ended June 30, 2008.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date.  At June 30, 2008, there was $142.3 million available for purchase in accordance with this authorization, or approximately 6.5 million shares, based on the Company’s stock price on that date.  This authorization does not have an expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 23, 2008. Proxies were solicited by the Company, pursuant to Regulation 14 under the Exchange Act, to elect directors of the Company for the ensuing year; to approve The Ryland Group, Inc. 2008 Equity Incentive Plan; to re-approve its Senior Executive Performance Plan, TRG Incentive Plan and Performance Award Program to comply with requirements of Section 162(m) of the Internal Revenue Code; to consider a stockholder proposal for adopting quantitative goals for reducing greenhouse emissions from its products and operations; and to ratify the appointment of Ernst & Young LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2008.

Proxies representing 37,453,517 shares of common stock eligible to vote at the meeting, or 88.7 percent of the 42,237,765 outstanding shares, were voted.

The eight incumbent directors nominated by the Company were re-elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
R. Chad Dreier	37,029,381	424,136
Leslie M. Frécon	37,126,169	327,348
Roland A. Hernandez	36,563,865	889,652
William L. Jews	27,730,062	9,723,455
Ned Mansour	37,166,551	286,966
Robert E. Mellor	36,575,993	877,524
Norman J. Metcalfe	27,739,386	9,714,131
Charlotte St. Martin	27,738,632	9,714,885

The Ryland Group, Inc. 2008 Equity Incentive Plan was approved by 88.9 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
29,186,486	3,636,861	36,280

The Ryland Group, Inc. Senior Executive Performance Plan was re-approved by 94.0 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
33,524,044	2,127,145	1,802,328

The Ryland Group, Inc. TRG Incentive Plan was re-approved by 97.8 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
34,890,204	771,421	1,791,892

The Ryland Group, Inc. Performance Award Program was re-approved by 90.5 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
33,857,747	3,559,527	36,243

A proposal from The Nathan Cummings Foundation (a stockholder) requesting adoption of quantitative goals for reducing gas emissions from the Company’s products and operations was not approved by 74.6 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
6,411,461	18,826,772	7,621,393

The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, was approved by 99.9 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
37,403,916	28,545	21,056

Item 6.  Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

August 1, 2008	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 1, 2008	By:	/s/ David L. Fristoe
Date	David L. Fristoe
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