Form 10-Q
period 2008-09-30
RYLAND GROUP INC
filed 2008-11-07
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on October 31, 2008, was 42,724,467.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2008	2007	2008	2007

REVENUES
Homebuilding	$526,236	$717,487	$1,398,119	$2,131,428
Financial services	17,608	19,750	49,772	60,657
TOTAL REVENUES	543,844	737,237	1,447,891	2,192,085

EXPENSES
Cost of sales	537,555	719,487	1,468,698	2,078,701
(Earnings) loss from unconsolidated joint ventures	(82)	(9)	42,625	(128)
Selling, general and administrative	61,120	87,969	189,967	266,546
Financial services	11,631	12,920	31,722	36,012
Corporate	14,299	11,131	31,495	24,681
Expenses related to early retirement of debt	-	260	-	260
TOTAL EXPENSES	624,523	831,758	1,764,507	2,406,072

EARNINGS (LOSS)
Earnings (loss) before taxes	(80,679)	(94,521)	(316,616)	(213,987)
Tax expense (benefit)	(14,961)	(39,781)	20,057	(82,371)
NET EARNINGS (LOSS)	$(65,718)	$(54,740)	$(336,673)	$(131,616)
NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(1.54)	$(1.30)	$(7.94)	$(3.12)
Diluted	(1.54)	(1.30)	(7.94)	(3.12)
AVERAGE COMMON SHARES OUTSTANDING
Basic	42,606,667	41,958,345	42,420,301	42,151,808
Diluted	42,606,667	41,958,345	42,420,301	42,151,808
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12	$0.36	$0.36

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	SEPTEMBER 30,	DECEMBER 31,
(in thousands, except share data)	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$344,833	$243,614
Housing inventories
Homes under construction	663,499	717,992
Land under development and improved lots	596,340	949,726
Inventory held-for-sale	95,874	69,225
Consolidated inventory not owned	35,530	76,734
Total housing inventories	1,391,243	1,813,677
Property, plant and equipment	56,296	75,538
Net deferred taxes	80,077	158,065
Other	192,326	260,426
TOTAL ASSETS	2,064,775	2,551,320

LIABILITIES
Accounts payable	112,268	114,050
Accrued and other liabilities	350,155	404,545
Debt	784,147	839,080
TOTAL LIABILITIES	1,246,570	1,357,675

MINORITY INTEREST	33,787	68,919

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value:
Authorized–200,000,000 shares Issued–42,644,467 shares at September 30, 2008 (42,151,085 shares at December 31, 2007)	42,644	42,151
Retained earnings	738,297	1,078,521
Accumulated other comprehensive income	3,477	4,054
TOTAL STOCKHOLDERS’ EQUITY	784,418	1,124,726
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,064,775	$2,551,320

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	NINE MONTHS ENDED
	SEPTEMBER 30,
(in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(336,673)	$(131,616)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	30,716	42,541
Stock-based compensation expense	7,301	10,037
Inventory and other asset impairments and write-offs	273,212	340,898
Changes in assets and liabilities:
Decrease (increase) in inventories	158,728	(7,532)
Net change in other assets, payables and other liabilities	40,061	(315,759)
Excess tax benefits from stock-based compensation	(2,797)	(5,753)
Other operating activities, net	(836)	(16,852)
Net cash provided by (used for) operating activities	169,712	(84,036)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(7,454)	(28,882)
Other investing activities, net	27	742
Net cash used for investing activities	(7,427)	(28,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(50,000)	(75,000)
Net borrowings against revolving credit facilities	8,812	117,000
Decrease in short-term borrowings	(13,745)	(8,834)
Common stock dividends	(15,339)	(15,296)
Common stock repurchases	-	(59,281)
Issuance of common stock under stock-based compensation	6,409	14,182
Excess tax benefits from stock-based compensation	2,797	5,753
Net cash used for financing activities	(61,066)	(21,476)
Net increase (decrease) in cash and cash equivalents	101,219	(133,652)
Cash and cash equivalents at beginning of period	243,614	215,037

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$344,833	$81,385
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$(34,312)	$(37,306)

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME	EQUITY
BALANCE AT DECEMBER 31, 2007	$42,151	$1,078,521	$4,054	$1,124,726
Comprehensive income (loss):
Net earnings (loss)		(336,673)		(336,673)
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on cash flow hedging instruments and available-for-sale securities, net of taxes of $357			(577)	(577)
Total comprehensive income (loss)				(337,250)
Common stock dividends (per share $0.36)		(15,423)		(15,423)
Stock-based compensation and related income tax benefit	493	11,872		12,365
BALANCE AT SEPTEMBER 30, 2008	$42,644	$738,297	$3,477	$784,418

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

The consolidated balance sheet at September 30, 2008, the consolidated statements of earnings for the three- and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007, have been prepared by the Company without audit.  In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2008, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the operating results expected for the year ended December 31, 2008.

Note 2.  Comprehensive Income

Comprehensive income consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with its treasury locks, net of applicable taxes.  Comprehensive losses totaled $65.9 million and $54.9 million for the three-month periods ended September 30, 2008 and 2007, respectively.  Comprehensive losses totaled $337.3 million and $132.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Note 3.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm.  As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding divisions across the country.  The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate.  The Company’s homebuilding operations consist of four regional reporting segments, referred to as North, Southeast, Texas and West.  The homebuilding segments specialize in the sale and construction of single-family attached and detached housing.  Its financial services segment includes Ryland Mortgage Company and its subsidiaries (“RMC”), Ryland Homes Insurance Company (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”) and Columbia National Risk Retention Group, Inc. (“CNRRG”).  The Company’s financial services segment provides loan origination and offers mortgage, title, escrow and insurance services.  Corporate is a nonoperating business segment with the sole purpose of supporting operations.  Certain corporate expenses are allocated to the homebuilding and financial services segments, while certain assets relating to employee benefit plans are attributed to other segments in order to best reflect the Company’s financial position and results of operations.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk.  The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2008	2007	2008	2007
REVENUES
Homebuilding
North	$184,000	$224,818	$473,154	$644,251
Southeast	155,241	212,808	420,614	673,855
Texas	106,487	146,008	286,567	414,458
West	80,508	133,853	217,784	398,864
Financial services	17,608	19,750	49,772	60,657
Total	$543,844	$737,237	$1,447,891	$2,192,085
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$(35,734)	$9,903	$(121,970)	$39,065
Southeast	(4,321)	(9,215)	(64,308)	7,651
Texas	(14,917)	5,433	(18,747)	20,349
West	(17,385)	(96,081)	(98,146)	(280,756)
Financial services	5,977	6,830	18,050	24,645
Corporate and unallocated	(14,299)	(11,391)	(31,495)	(24,941)
Total	$(80,679)	$(94,521)	$(316,616)	$(213,987)

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2008	2007	2008	2007
NUMERATOR
Net earnings (loss)	$(65,718)	$(54,740)	$(336,673)	$(131,616)

DENOMINATOR
Basic earnings per share—weighted-average shares	42,606,667	41,958,345	42,420,301	42,151,808
Effect of dilutive securities	-	-	-	-
Diluted earnings per share—adjusted weighted-average shares and assumed conversions	42,606,667	41,958,345	42,420,301	42,151,808
NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(1.54)	$(1.30)	$(7.94)	$(3.12)
Diluted	(1.54)	(1.30)	(7.94)	(3.12)

For the three and nine months ended September 30, 2008 and 2007, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company’s net loss for the respective periods.

Note 5.  Housing Inventories

Housing inventories consist principally of homes under construction; land under development and improved lots; and inventory held-for-sale.  Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.  Interest and taxes are capitalized during active development and construction.  Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

written down to fair value.  Inventories held-for-sale are stated at the lower of cost or fair value less cost to sell.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets.  For inventory held and used, undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors.  The Company’s analysis of these communities generally assumes current revenues equal to current sales orders for particular or comparable communities.  The Company’s determination of fair value is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams.  When determining the value of inventory held-for-sale, the Company considers recent offers, comparable sales and/or estimated cash flows.  Inventories to be held and used or disposed of are reported net of valuation reserves.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  Valuation reserves related to impaired inventories amounted to $594.4 million and $488.1 million at September 30, 2008 and December 31, 2007, respectively.  The net carrying values of the related inventories amounted to $446.0 million and $388.3 million at September 30, 2008 and December 31, 2007, respectively.

Capitalized interest is amortized in construction and land costs as the related inventories are delivered to homebuyers.  The following table is a summary of capitalized interest:

(in thousands)	2008	2007
Capitalized interest at January 1	$119,267	$98,932
Interest capitalized	35,547	47,917
Interest amortized to cost of sales	(30,495)	(27,900)
Capitalized interest at September 30	$124,319	$118,949

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	SEPTEMBER 30, 2008			DECEMBER 31, 2007
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	4,961	3,488	8,449	5,999	5,787	11,786
Southeast	8,755	1,152	9,907	9,957	3,192	13,149
Texas	5,567	796	6,363	5,784	3,434	9,218
West	3,969	444	4,413	4,907	840	5,747
Total	23,252	5,880	29,132	26,647	13,253	39,900

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

In compliance with the provisions of FIN 46, the Company consolidated $35.5 million of inventory not owned at September 30, 2008, of which $34.7 million pertained to land and lot option purchase contracts, representing the fair value of the optioned property and $799,000 pertained to one of its homebuilding joint ventures.  (See Note 7, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $1.2 million of its related cash deposits for lot option purchase contracts, which are included in “Consolidated inventory not owned.”  Minority interest totaling $33.5 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At September 30, 2008, the Company had cash deposits and letters of credit totaling $4.9 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss.  Creditors of these VIEs, if any, have no recourse against the Company.  At September 30, 2008, the Company had cash deposits and/or letters of credit totaling $25.3 million that were associated with lot option purchase contracts having an aggregate purchase price of $228.0 million and related to VIEs in which it did not have a primary variable interest.

Note 7.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots.  Currently, the Company actively participates in seven homebuilding joint ventures in the Austin, Chicago, Dallas, Denver, Las Vegas and Orlando markets.  It participates in a number of joint ventures in which it has less than a controlling interest.  The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders.  It does not, however, recognize earnings or losses from lots that it purchases from the joint ventures.  Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	SEPTEMBER 30, 2008			DECEMBER 31, 2007
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	618	-	618	681	-	681
Southeast	-	-	-	45	-	45
Texas	149	-	149	189	-	189
West	166	1,209	1,375	410	1,209	1,619
Total	933	1,209	2,142	1,325	1,209	2,534

At September 30, 2008, the Company’s investments in its unconsolidated joint ventures were negative $11.4 million and were classified in the consolidated balance sheets under “Other” liabilities, compared to $30.8 million that was classified in the consolidated balance sheets under “Other” assets at December 31, 2007.  For the three months ended September 30, 2008 and 2007, the Company’s equity in earnings from unconsolidated joint ventures totaled $82,000 and $9,000, respectively.  For the nine months ended September 30, 2008, the Company had equity in losses of $42.6 million, compared to equity in earnings of $128,000 for the same period in 2007.  The nine-month loss was primarily attributable to a $7.2 million impairment of equity in a joint venture in the West region and $35.8 million impairment of inventory within a joint venture in the Company’s North region, partially offset by earnings from its other unconsolidated joint ventures.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The aggregate assets of the unconsolidated joint ventures in which the Company participated were $72.1 million and $785.9 million at September 30, 2008 and December 31, 2007, respectively.  The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $47.7 million and $508.4 million at September 30, 2008 and December 31, 2007, respectively.

One of the Company’s unconsolidated joint ventures had recorded assets of $644.2 million and debt of $435.3 million at December 31, 2007.  The debt related to this joint venture was declared in default by the administrative agent for the lenders to the joint venture, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding.  The Company and the other partners in the joint venture provided limited Repayment Guarantees of the outstanding debt that can only be pursued upon occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred, as well as a Completion Guarantee pertaining to development and improvement costs estimated by the bank at $358.0 million, certain interest and other obligations.  The Company has a 3.3 percent interest in this joint venture and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable.  The administrative agent under the loan documents has recently filed a complaint against the Company and certain other partners in the joint venture seeking enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance.

The Company had an interest in another joint venture, which had aggregate assets of $40.0 million and $80.9 million at September 30, 2008 and December 31, 2007, respectively.  The decrease was primarily due to a $35.8 million impairment of the Company’s share of inventory within the venture.  At September 30, 2008 and December 31, 2007, the actual borrowings against the revolving credit facility for this joint venture were $47.6 million and $50.6 million, respectively, of which the Company’s pro rata share of debt under a payment guarantee was $23.8 million and $25.3 million, respectively.  During the quarter ended September 30, 2008, an appraisal generated a lender demand for repayment of debt in the amount of $39.3 million, of which the Company paid its pro rata share of $19.6 million in October of 2008.

At September 30, 2008, certain of the joint ventures in which the Company participated were consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in the entities.  In association with these consolidated joint ventures, the Company eliminates any pretax earnings or losses if any sales are made by the joint venture to the Company.  The Company did not record any pretax earnings or losses for the three-month periods ended September 30, 2008 and 2007, or the nine-month period ended September 30, 2008.  For the nine-month period ended September 30, 2007, the Company recorded pretax earnings of $108,000 in connection with its consolidated joint ventures.  The Company consolidated approximately $810,000 of assets, which included minority interest of approximately $242,000 at September 30, 2008.  Total assets of $782,000, including consolidated inventory not owned, and minority interest of $1.1 million were consolidated at December 31, 2007.

Note 8.  Debt

Debt consisted of the following at September 30, 2008 and December 31, 2007:

	SEPTEMBER 30,	DECEMBER 31,
(in thousands)	2008	2007
Senior notes	$750,000	$800,000
Secured notes payable	25,335	39,080
RMC warehouse line of credit	8,812	-
Total debt	$784,147	$839,080

At September 30, 2008, the Company had outstanding (a) $250.0 million of 5.4 percent senior notes due May 2012; (b) $250.0 million of 6.9 percent senior notes due June 2013; and (c) $250.0 million of 5.4 percent senior notes due

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

January 2015.  Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

During the second quarter of 2008, the Company’s $50.0 million of 5.4 percent senior notes matured and were repaid.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

The senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  The Company was in compliance with these covenants at September 30, 2008.

During the second quarter of 2008, the Company amended its unsecured revolving credit facility.  The credit facility is used for general corporate purposes and contains affirmative, negative and financial covenants, including a minimum consolidated tangible net worth requirement; a permitted leverage ratio; and limitations on unsold home units, unsold land, lot inventory, investments and senior debt.  The amendment included, among other things: a) a decrease in the Company’s borrowing availability from $750.0 million to $550.0 million; b) a reduction in the base amount for the minimum consolidated tangible net worth covenant to $600.0 million; c) an increase in the pricing grid, which is based on the Company’s leverage ratio and public debt rating; d) an adjustment in the permitted leverage ratio to no less than 55.0 percent for the fourth quarter of 2008 and the first quarter of 2009, 52.5 percent for the second, third and fourth quarters of 2009, and 50.0 percent thereafter; and e) a change in the restriction of the Company’s book value of unsold land to 1.15x its consolidated tangible net worth.  The facility matures in January 2011 and provides access to additional financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments.  The revolving credit facility includes a $75.0 million swing-line facility and the ability to issue standby letters of credit.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate.  The Company was in compliance with these covenants at September 30, 2008.  There were no borrowings outstanding under the facility at September 30, 2008 or December 31, 2007.  Letters of credit aggregating $100.7 million and $157.8 million were outstanding under the facility at September 30, 2008 and December 31, 2007, respectively.  Under the facility, the unused borrowing capacity totaled $449.3 million and $592.2 million at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008, the $550.0 million facility was subject to a borrowing base limitation covenant, which restricted its borrowing capacity to $483.0 million, of which $382.3 million was available.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

At September 30, 2008, the Company’s obligations to pay principal, premium, if any, and interest under its $550.0 million unsecured revolving credit facility; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional. (See Note 15, “Supplemental Guarantor Information.”)

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At September 30, 2008 and December 31, 2007, outstanding seller-financed nonrecourse notes payable were $25.3 million and $39.1 million, respectively.

RMC has a mortgage warehouse line of credit with Guaranty Bank (the “RMC Credit Agreement”), which matures in January 2009 and provides for borrowings up to $40.0 million to fund RMC’s mortgage loan origination operations.  The RMC Credit Agreement is secured by underlying mortgage loans and by other assets of RMC.  Facility balances are repaid as loans funded under the agreement are sold to third parties.  The RMC

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Credit Agreement’s interest rate is set at LIBOR plus 0.9 percent, with a commitment fee of 0.125 percent.  The RMC Credit Agreement contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain certain financial ratios, including a tangible net worth minimum of $13.0 million; an adjusted tangible net worth minimum of $5.0 million; a ratio of total indebtedness to adjusted tangible net worth of 12:1; and consolidated net income for the four preceding fiscal quarters.  The Company was in compliance with these covenants and outstanding borrowings against this credit facility totaled $8.8 million at September 30, 2008.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

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

				SEPTEMBER 30, 2008
		QUOTED	VALUATION	VALUATION
		PRICES	UTILIZES	UTILIZES
	LOWER OF	IN ACTIVE	OBSERVABLE	UNOBSERVABLE
	COST OR	MARKETS	INPUTS	INPUTS
(in thousands)	MARKET	(LEVEL 1)	(LEVEL 2)	(LEVEL 3)	TOTAL
Loans held-for-sale	$510	$-	$25,285	$-	$25,795
Interest rate lock commitments (“IRLCs”)	-	-	-	3,722	3,722
Forward delivery contracts	-	-	2,072	-	2,072
Options on futures contracts	-	108	-	-	108
Investor financing commitments (“IFCs”)	-	-	-	538	538

Options on futures contracts are exchange-traded and are valued based on quoted market exit prices (level 1). Loans held-for-sale and forward delivery contracts are based on quoted market prices of similar instruments (level 2).  As of September 30, 2008, contractual principal amounts of loans held-for-sale totaled $25.5 million.  IRLCs are valued at their aggregate market price premium or deficit, plus servicing premium, multiplied by the projected close ratio.  The market price premium or deficit is based on quoted market prices of similar instruments (level 2); the servicing premium is based on contractual investor guidelines for each product (level 2); and the projected close ratio is determined utilizing an external modeling system used widely within the industry to estimate customer behavior at an individual loan level (level 3).  Investor financing commitments are valued based on their intrinsic value, which is determined with reference to movements in market interest rates (level 2), plus a time value factor that is extrapolated from current market prices of similar contracts (level 3).

In 2008, the Company implemented Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings,” which revises and rescinds portions of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” and requires that expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The provisions of SAB 109 were applicable to written loan commitments issued or modified beginning on January 1, 2008, and SAB 109 was adopted on that date.  At September 30, 2008, servicing rights of $4.5 million were included in net gains on the sale of mortgages and mortgage servicing rights in accordance with SAB 109.

The Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair-Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” on a prospective basis for mortgage loans held-for-sale, effective January 1, 2008.  Accordingly, mortgage loans held-

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

for-sale that originated subsequent to January 1, 2008, are measured at fair value.  Loans originated prior to that date are held at the lower of cost or market on an aggregate basis in accordance with Statement of Financial Accounting Standard No. 65, “Accounting for Certain Mortgage Banking Activities.”  The application of SFAS 159 to loans held-for-sale improves the consistency of loan valuation between the date of borrower lock and the date of loan sale.  As of September 30, 2008, the difference between the aggregate fair value and aggregate unpaid principal balance for loans measured at fair value was $508,000.  Consequently, this amount has been recognized as a gain in current earnings within financial services revenues.  The Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $145,000.

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

The following table represents a reconciliation of changes in fair values of level 3 items included in revenues under “Financial services” within the Consolidated Statements of Earnings:

(in thousands)	IRLCs	IFCs
Fair value at January 1, 2008	$298	$15
(Gain) loss recognized on conversion to loans	(3,663)	-
Additions	7,701	1,497
Change in valuation of items held	(614)	(974)
Fair value at September 30, 2008	$3,722	$538

Note 10.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At September 30, 2008 and December 31, 2007, the cash surrender value of these contracts was $27.7 million and $28.5 million, respectively, and is included in “Other” assets.  The net periodic benefit cost of these plans for the three months ended September 30, 2008, was $3.6 million and included service costs of $1.2 million, interest costs of $537,000 and investment losses of $1.8 million.  The net periodic benefit cost of these plans for the three months ended September 30, 2007, was $1.6 million and included service costs of $1.3 million, interest costs of $444,000 and investment earnings of $151,000.  The net periodic benefit cost of these plans for the nine months ended September 30, 2008, was $8.2 million and included service costs of $2.9 million, interest costs of $1.3 million and investment losses of $4.0 million.  For the nine months ended September 30, 2007, the net periodic benefit cost was $3.2 million and included service costs of $3.2 million, interest costs of $1.0 million and investment earnings of $1.0 million.  The $27.8 million and $24.0 million projected benefit obligations at September 30, 2008 and December 31, 2007, respectively, were equal to the net liability recognized in the balance sheet at those dates.  The weighted-average discount rate used for the plans was 7.8 percent and 7.7 percent for the nine-month periods ended September 30, 2008 and 2007, respectively.

Note 11.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses.  They are realized when existing temporary differences are carried back to profitable year(s) and/or carried forward to future years having taxable

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

income.  Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that some portion of the deferred tax asset will not be realized.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives.  The Company generated additional deferred tax assets in the third quarter of 2008 due to inventory impairments.  In light of these additional impairments, the continued downturn in the housing market and the uncertainty as to its duration, which limits the Company’s ability to predict future taxable income, the Company determined that an additional allowance against its deferred tax assets was required.  Therefore, in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” the Company recorded a valuation allowance of $16.5 million against its deferred tax assets during the third quarter of 2008, which was reflected as a noncash charge to income tax expense.  The valuation allowance taken in the third quarter of 2008 was comprised of $2.7 million of net state taxes and $13.8 million of federal taxes.  The income tax valuation allowance charges totaled $140.5 million for the nine months ended September 30, 2008.  The balance of the deferred tax valuation allowance was $215.7 million as of September 30, 2008.  To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

For the quarter ended September 30, 2008, the Company reversed $1.0 million of federal and state unrecognized tax benefits and accrued interest due to the expiration of time to assess tax.  As of September 30, 2008, tax years 2005 through 2007 remain subject to examination.

The Company’s effective tax benefit rate was 18.5 percent for the quarter ended September 30, 2008, compared to 42.1 percent for the same period in 2007.  The change in the tax rate for the quarter ended September 30, 2008, compared to the same period in the prior year, was primarily due to a noncash tax charge of $16.5 million for the Company’s valuation allowance related to its deferred tax assets.

Note 12.  Stock-Based Compensation

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the Company’s plans, all of which were approved by its stockholders.  Refer to Note I, “Stock-Based Compensation,” in the Company’s 2007 Annual Report on Form 10-K for more information regarding its stock plans.

The Company recorded $3.2 million and $2.3 million of stock-based compensation expense for the three months ended September 30, 2008 and 2007, respectively.  The Company recorded $7.3 million and $10.0 million of stock-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively.  Stock-based compensation expenses have been allocated to the Company’s business units and are reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

Excess tax benefits of $2.8 million and $5.8 million for the nine months ended September 30, 2008 and 2007, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

At the Annual Stockholders’ meeting in April 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “Plan”).  The approval of the Plan permits the granting of an additional 1.3 million stock options, restricted stock awards, stock units or any combination of the foregoing to employees.  At September 30, 2008 and December 31, 2007, stock options or other stock awards or stock units available for grant under the Plan and its predecessor plans totaled 2,528,939 and 1,587,725, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s plans as of September 30, 2008 and 2007, and changes for the nine-month periods then ended follows:

			WEIGHTED- AVERAGE
		WEIGHTED-	REMAINING	AGGREGATE
		AVERAGE EXERCISE	CONTRACTUAL LIFE	INTRINSIC VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding at January 1, 2007	4,164,142	$31.29	5.02
Granted	658,500	43.60
Exercised	(486,192)	13.23
Forfeited	(108,570)	52.63
Options outstanding at September 30, 2007	4,227,880	$34.73	4.48	$15,502
Available for future grant	1,639,051
Total shares reserved	5,866,931
Options exercisable at September 30, 2007	3,273,801	$30.40	4.56	$15,502
Options outstanding at January 1, 2008	4,034,166	$35.44	4.31
Granted	403,000	33.00
Exercised	(431,720)	8.75
Forfeited	(292,878)	46.97
Options outstanding at September 30, 2008	3,712,568	$37.37	3.90	$14,384
Available for future grant	2,600,939
Total shares reserved	6,313,507
Options exercisable at September 30, 2008	2,838,158	$36.33	3.89	$14,360

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

The following table summarizes the weighted-average inputs used and fair values determined for stock options granted during the nine-month periods ended September 30, 2008 and 2007:

	2008	2007
Expected volatility	43.7%	35.8
Expected dividend yield	1.5%	1.1%
Expected term (in years)	3.8	3.4
Risk-free interest rate	2.8%	4.6%
Weighted-average grant-date fair value	$10.80	$12.70

The Company recorded stock-based compensation expense related to stock options of $641,000 and $1.2 million for the three-month periods ended September 30, 2008 and 2007, respectively.  Stock-based compensation expense related to stock options was $3.2 million and $3.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.  During the three- and nine-month periods ended September 30, 2008, the total intrinsic values of stock options exercised were $2.2 million and $8.4 million, respectively.  For the three- and nine-month periods ended September 30, 2007, the total intrinsic values of stock options exercised were $3.5 million and $15.3 million,

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans.  Compensation expense recognized for such awards was $2.3 million and $707,000 for the three months ended September 30, 2008 and 2007, respectively.  The Company recorded expense related to restricted stock awards of $3.7 million and $5.4 million for the nine months ended September 30, 2008 and 2007, respectively.

The following is a summary of activity relating to restricted stock awards:

	2008	2007
Restricted shares at January 1	242,000	435,664
Shares awarded	340,000	25,000
Shares vested	(81,331)	(182,664)
Shares forfeited	(50,667)	(36,000)
Restricted shares at September 30	450,002	242,000

At September 30, 2008, the outstanding restricted shares will vest as follows:  2009–236,672; 2010–126,665; and 2011–86,665.

The Company has granted stock awards to its non-employee directors pursuant to the terms of The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”).  The Company recorded stock-based compensation expense related to stock awards granted pursuant to the Director Plan in the amount of $200,000 and $487,000 during the three- and nine-month periods ended September 30, 2008, respectively.  The Company recorded stock-based compensation expense related to such grants in the amount of $326,000 and $857,000 during the three- and nine-month periods ended September 30, 2007, respectively.  Stock options or other stock awards or stock units available for grant under the Director Plan totaled 72,000 and 93,000 at September 30, 2008 and December 31, 2007, respectively.

Note 13.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At September 30, 2008 and December 31, 2007, it had cash deposits and letters of credit outstanding that totaled $41.9 million and $74.7 million, respectively, for land options pertaining to land purchase contracts with an aggregate purchase price of $362.3 million and $721.4 million, respectively.  At September 30, 2008, the Company had commitments with respect to option contracts having specific performance provisions of approximately $13.2 million, compared to $24.2 million at December 31, 2007.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At September 30, 2008, total development bonds were $205.8 million, while performance-related cash deposits and letters of credit were $56.7 million.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

One of the Company’s unconsolidated joint ventures had recorded assets of $644.2 million and debt of $435.3 million at December 31, 2007.  The debt related to this joint venture was declared in default by the administrative agent for the lenders to the joint venture, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding.  The Company and the other partners in the joint venture provided limited Repayment Guarantees of the outstanding debt that can only be pursued upon occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred, as well as a Completion Guarantee pertaining to development and improvement costs estimated by the bank at $358.0 million, certain interest and other obligations.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company has a 3.3 percent interest in this joint venture and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable.  The administrative agent under the loan documents has recently filed a complaint against the Company and certain other partners in the joint venture seeking enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance.

The Company had an interest in another joint venture, which had aggregate assets of $40.0 million and $80.9 million at September 30, 2008 and December 31, 2007, respectively.  The decrease was primarily due to a $35.8 million impairment of the Company’s share of inventory within the venture.  At September 30, 2008 and December 31, 2007, the actual borrowings against the revolving credit facility for this joint venture were $47.6 million and $50.6 million, respectively, of which the Company’s pro rata share of debt under a payment guarantee was $23.8 million and $25.3 million, respectively.  During the quarter ended September 30, 2008, an appraisal generated a lender demand for repayment of debt in the amount of $39.3 million, of which the Company paid its pro rata share of $19.6 million in October of 2008.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  The Company had outstanding IRLCs totaling $218.9 million at September 30, 2008.  Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans.  In general, this obligation arises if the losses are due to origination errors made by RMC; if the borrower does not make their first payment; or if there is undiscovered fraud on the part of the borrower.  Reserves for losses related to future indemnification or repurchase of sold loans were $4.2 million at September 30, 2008 and $2.7 million at December 31, 2007.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2008	2007
Balance at January 1	$36,557	$44,102
Warranties issued	5,039	10,346
Settlements made	(10,049)	(15,770)
Balance at September 30	$31,547	$38,678

The Company requires substantially all of its subcontractors to have general liability insurance, which includes construction defect coverage, and workmans compensation insurance.  These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits.  However, with fewer insurers participating, general liability insurance for the homebuilding industry had become more difficult to obtain over the past several years.  As a result, RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets.  RHIC stopped providing such services, effective June 1, 2008.  At September 30, 2008, RHIC had $37.0 million in cash and cash equivalents, of which $28.5 million was restricted as collateral for letters of credit for the same amount, and $29.4 million in subcontractor product liability reserves, which are included in the consolidated balance sheet under “Cash and cash equivalents” and “Accrued and other liabilities,” respectively.  At December 31, 2007, RHIC had $34.1 million in cash and cash equivalents, of which $13.5 million was restricted, and $28.3 million in subcontractor product liability reserves, which are included in the consolidated balance sheet.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Changes in the Company’s insurance reserves during the period are as follows:

(in thousands)	2008	2007
Balance at January 1	$28,293	$22,521
Insurance expense provisions	1,106	3,730
Balance at September 30	$29,399	$26,251

The Company is party to various legal proceedings generally incidental to its businesses.  Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims.  The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims.  The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies.  Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates.  At September 30, 2008 and December 31, 2007, the Company had legal reserves of $14.6 million and $15.3 million, respectively.  (See “Part II. Item 1. Legal Proceedings.”)

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

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is required to be adopted prospectively for the first annual reporting period beginning after December 15, 2008.  The Company is currently reviewing this statement and has not yet determined the impact, if any, on its consolidated financial statements.

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

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$326,370	$207,700	$17,608	$(7,834)	$543,844

EXPENSES
Corporate, general and administrative	375,235	245,491	11,631	(7,834)	624,523
TOTAL EXPENSES	375,235	245,491	11,631	(7,834)	624,523

Earnings (loss) before taxes	(48,865)	(37,791)	5,977	-	(80,679)
Tax expense (benefit)	(11,497)	(5,779)	2,315	-	(14,961)
Equity in net earnings (loss) of subsidiaries	(28,350)	-	-	28,350	-
NET EARNINGS (LOSS)	$(65,718)	$(32,012)	$3,662	$28,350	$(65,718)

CONSOLIDATING STATEMENT OF EARNINGS

	NINE MONTHS ENDED SEPTEMBER 30, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$865,797	$559,894	$49,772	$(27,572)	$1,447,891

EXPENSES
Corporate, general and administrative	1,075,559	684,798	31,722	(27,572)	1,764,507
TOTAL EXPENSES	1,075,559	684,798	31,722	(27,572)	1,764,507

Earnings (loss) before taxes	(209,762)	(124,904)	18,050	-	(316,616)
Tax expense	8,267	4,922	6,868	-	20,057
Equity in net earnings (loss) of subsidiaries	(118,644)	-	-	118,644	-
NET EARNINGS (LOSS)	$(336,673)	$(129,826)	$11,182	$118,644	$(336,673)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$454,097	$269,324	$19,750	$(5,934)	$737,237

EXPENSES
Corporate, general and administrative	476,381	348,131	12,920	(5,934)	831,498
Expenses related to the early retirement of debt	260	-	-	-	260
TOTAL EXPENSES	476,641	348,131	12,920	(5,934)	831,758

Earnings (loss) before taxes	(22,544)	(78,807)	6,830	-	(94,521)
Tax expense (benefit)	(8,858)	(34,059)	3,136	-	(39,781)
Equity in net earnings (loss) of subsidiaries	(41,054)	-	-	41,054	-
NET EARNINGS (LOSS)	$(54,740)	$(44,748)	$3,694	$41,054	$(54,740)

CONSOLIDATING STATEMENT OF EARNINGS

	NINE MONTHS ENDED SEPTEMBER 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$1,342,683	$815,889	$62,258	$(28,745)	$2,192,085

EXPENSES
Corporate, general and administrative	1,371,239	1,025,705	37,613	(28,745)	2,405,812
Expenses related to the early retirement of debt	260	-	-	-	260
TOTAL EXPENSES	1,371,499	1,025,705	37,613	(28,745)	2,406,072

Earnings (loss) before taxes	(28,816)	(209,816)	24,645	-	(213,987)
Tax expense (benefit)	(11,094)	(80,764)	9,487	-	(82,371)
Equity in net earnings (loss) of subsidiaries	(113,894)	-	-	113,894	-
NET EARNINGS (LOSS)	$(131,616)	$(129,052)	$15,158	$113,894	$(131,616)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEET

	SEPTEMBER 30, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$12,199	$275,775	$56,859	$-	$344,833
Consolidated inventories owned	882,703	473,010	-	-	1,355,713
Consolidated inventories not owned	340	846	34,344	-	35,530
Total inventories	883,043	473,856	34,344	-	1,391,243
Investment in subsidiaries/ intercompany receivables	738,246	-	2,287	(740,533)	-
Other assets	226,698	62,975	39,026	-	328,699
TOTAL ASSETS	1,860,186	812,606	132,516	(740,533)	2,064,775

LIABILITIES
Accounts payable and other accrued liabilities	302,500	98,347	61,576	-	462,423
Debt	773,268	2,067	8,812	-	784,147
Intercompany payables	-	427,897	-	(427,897)	-
TOTAL LIABILITIES	1,075,768	528,311	70,388	(427,897)	1,246,570
MINORITY INTEREST	-	-	33,787	-	33,787
STOCKHOLDERS’ EQUITY	784,418	284,295	28,341	(312,636)	784,418
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,860,186	$812,606	$132,516	$(740,533)	$2,064,775

CONSOLIDATING BALANCE SHEET

	DECEMBER 31, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$12,908	$172,363	$58,343	$-	$243,614
Consolidated inventories owned	1,166,824	570,119	-	-	1,736,943
Consolidated inventories not owned	1,179	6,940	68,615	-	76,734
Total inventories	1,168,003	577,059	68,615	-	1,813,677
Investment in subsidiaries/ intercompany receivables	758,282	-	-	(758,282)	-
Other assets	362,697	95,239	36,093	-	494,029
TOTAL ASSETS	2,301,890	844,661	163,051	(758,282)	2,551,320

LIABILITIES
Accounts payable and other accrued liabilities	342,090	114,842	61,663	-	518,595
Debt	835,074	4,006	-	-	839,080
Intercompany payables	-	311,692	4,428	(316,120)	-
TOTAL LIABILITIES	1,177,164	430,540	66,091	(316,120)	1,357,675
MINORITY INTEREST	-	-	68,919	-	68,919
STOCKHOLDERS’ EQUITY	1,124,726	414,121	28,041	(442,162)	1,124,726
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,301,890	$844,661	$163,051	$(758,282)	$2,551,320

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(336,673)	$(129,826)	$11,182	$118,644	$(336,673)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	206,844	103,591	794	-	311,229
Changes in assets and liabilities	312,498	20,510	(15,575)	(118,644)	198,789
Other operating activities, net	(3,633)	-	-	-	(3,633)
Net cash provided by (used for) operating activities	179,036	(5,725)	(3,599)	-	169,712
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(2,316)	(5,129)	(9)	-	(7,454)
Other investing activities, net	-	-	27	-	27
Net cash (used for) provided by investing activities	(2,316)	(5,129)	18	-	(7,427)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in debt	(61,806)	(1,939)	8,812	-	(54,933)
Common stock dividends, repurchases and stock-based compensation	(6,133)	-	-	-	(6,133)
Intercompany balances	(109,490)	116,205	(6,715)	-	-
Net cash (used for) provided by financing activities	(177,429)	114,266	2,097	-	(61,066)
Net (decrease) increase in cash and cash equivalents	(709)	103,412	(1,484)	-	101,219
Cash and cash equivalents at beginning of year	12,908	172,363	58,343	-	243,614
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,199	$275,775	$56,859	$-	$344,833

CONSOLIDATING STATEMENT OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2007
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(131,616)	$(129,052)	$15,158	$113,894	$(131,616)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	187,491	204,780	1,205	-	393,476
Changes in assets and liabilities	(146,289)	(28,508)	(34,600)	(113,894)	(323,291)
Other operating activities, net	(22,605)	-	-	-	(22,605)
Net cash (used for) provided by operating activities	(113,019)	47,220	(18,237)	-	(84,036)
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(17,221)	(11,719)	58	-	(28,882)
Other investing activities, net	-	-	742	-	742
Net cash (used for) provided by investing activities	(17,221)	(11,719)	800	-	(28,140)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	38,185	(5,019)	-	-	33,166
Common stock dividends, repurchases and stock-based compensation	(54,642)	-	-	-	(54,642)
Intercompany balances	123,289	(147,991)	24,702	-	-
Net cash provided by (used for) financing activities	106,832	(153,010)	24,702	-	(21,476)
Net (decrease) increase in cash and cash equivalents	(23,408)	(117,509)	7,265	-	(133,652)
Cash and cash equivalents at beginning of year	43,129	129,079	42,829	-	215,037
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,721	$11,570	$50,094	$-	$81,385

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate.  The Company’s operations span all significant aspects of the homebuying process–from design, construction and sale to mortgage origination, title insurance, escrow and insurance services.  The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the three months ended September 30, 2008.  The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

In recent years, the price appreciation of homes was relatively high in most markets and, in turn, attracted speculation.  Beginning in 2006, as appreciation slowed, declining consumer confidence and demand caused national homebuilders to experience increasing inventories, which resulted in a dramatic rise in the number of homes available for sale and a softening of demand for new homes.  During the latter half of 2007, a significant decrease in the availability of mortgage products resulting from an industry-wide increase in loan delinquency and foreclosure rates, and the related tightening of credit standards, further impacted the industry and the Company’s ability to attract qualified homebuyers.  These factors exacerbated already high inventory levels of new and resale homes, increased cancellation levels and weakened consumer confidence.  Difficult operating conditions continued during the first nine months of 2008.  Consequently, the Company continued to report declines in the volume of homes sold, decreases in prices, high sales contract cancellation rates and additional valuation adjustments.  In an effort to compensate for these developments, the Company has amended its operating strategy to focus on cash generation and risk moderation through increased sales price discounts and other incentives; opportunistic land sales; reductions in excess inventory and commitments to purchase land in the future through contract renegotiations and cancellations; controlled development spending; renegotiations of contracts with subcontractors and suppliers; and reductions in overhead expense to more closely match projected volume levels.

Due to increased price reductions and sales incentives, evaluation of the Company’s inventory through a quarterly impairment analysis during the quarter ended September 30, 2008, resulted in $60.4 million of inventory valuation adjustments.  The third quarter charges of $4.3 million related to the abandonment of land purchase option contracts reflect the deterioration of specific related returns and the assumption that recent price reductions are indicative of price levels for the foreseeable future.  Additionally, the Company recorded a noncash tax charge of $16.5 million for a tax valuation allowance related to its deferred tax assets during the quarter ended September 30, 2008.

The Company reported a consolidated net loss of $65.7 million, or $1.54 per diluted share, for the third quarter of 2008, compared to a net loss of $54.7 million, or $1.30 per diluted share, for the third quarter of 2007.  The decrease in earnings for 2008, compared to 2007, was primarily due to the impact of inventory and tax valuation adjustments; a decline in revenues and margins; and a more competitive sales environment in most markets.

The Company’s revenues were $543.8 million for the third quarter of 2008, down 26.2 percent from $737.2 million for the third quarter of 2007.  This decrease was primarily attributable to a decline in closings and average closing price.  Revenues for the homebuilding and financial services segments were $526.2 million and $17.6 million, respectively, for the third quarter of 2008, compared to $717.4 million and $19.8 million, respectively, for the same period in 2007.

As a result of a 29.8 percent reduction in the Company’s selling communities and a difficult sales environment, new orders decreased 31.6 percent to 1,284 units for the third quarter ended September 30, 2008, from 1,876 units for the same period in 2007.  New order dollars decreased 33.8 percent for the third quarter of 2008, compared to the third quarter of 2007, primarily reflecting reduced demand in the housing market and a decline in home prices.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Consolidated inventories owned by the Company, which include homes under construction; land under development and improved lots; and inventory held-for-sale, declined 21.9 percent to $1.4 billion at September 30, 2008, from $1.7 billion at December 31, 2007.  Homes under construction decreased by 7.6 percent to $663.5 million at September 30, 2008, compared to $718.0 million at December 31, 2007.  Land under development and improved lots decreased by 37.2 percent to $596.3 million, compared to $949.7 million at December 31, 2007.  Inventory held-for-sale increased 38.5 percent and totaled $95.9 million at September 30, 2008, compared to $69.2 million at December 31, 2007.

The Company did not repurchase any stock during the third quarter of 2008.  At September 30, 2008, outstanding shares were 42,644,467, versus 42,151,085 at December 31, 2007.

The Company’s balance sheet continues to reflect its conservative strategy and transparency.  The Company ended the quarter with $344.8 million in cash and no borrowings against its $550.0 million revolving credit facility.  Inventories owned were reduced by 21.9 percent and lots controlled were reduced by 27.0 percent since December 31, 2007.  The Company was not a significant participant in off-balance sheet financing outside of traditional option contracts with land developers, and its investments in joint ventures at September 30, 2008, was de minimus.  The Company’s net debt-to-capital ratio was 35.9 percent at September 30, 2008, compared to 34.6 percent at December 31, 2007.  As a result of valuation adjustments and a loss from operations, stockholders’ equity per share declined to $18.39 as of September 30, 2008, compared to $26.68 as of December 31, 2007.  The Company’s book value at September 30, 2008, was 99.6 percent tangible.

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at September 30, 2008:

Region/Segment	Major Markets Served
North	Baltimore, Chicago, Delaware, Indianapolis, Minneapolis and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Fort Myers, Greensboro, Greenville, Jacksonville, Myrtle Beach, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California’s Central Valley, California’s Coachella Valley, California’s Inland Empire, Denver, Las Vegas, Phoenix and Sacramento

Combined homebuilding operations reported pretax losses of $72.4 million for the third quarter of 2008, compared to pretax losses of $90.0 million for the third quarter of 2007.  Homebuilding results in 2008 improved from 2007 primarily due to lower inventory valuation adjustments and write-offs, partially offset by a decline in closings and margins.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except units)	2008	2007	2008	2007
REVENUES
Housing	$512,305	$709,206	$1,372,719	$2,114,579
Land	13,931	8,281	25,400	16,849
TOTAL REVENUES	526,236	717,487	1,398,119	2,131,428

EXPENSES
Cost of sales
Housing	451,724	585,690	1,207,433	1,726,706
Land	21,180	6,981	31,574	14,457
Valuation adjustments and write-offs	64,651	126,816	229,691	337,538
Total cost of sales	537,555	719,487	1,468,698	2,078,701
(Earnings) loss from unconsolidated joint ventures	(82)	(9)	42,625	(128)
Selling, general and administrative	61,120	87,969	189,967	266,546
TOTAL EXPENSES	598,593	807,447	1,701,290	2,345,119

PRETAX EARNINGS (LOSS)	$(72,357)	$(89,960)	$(303,171)	$(213,691)
Closings (units)	2,017	2,495	5,388	7,258
Housing gross profit margins	0.8%	(0.3)%	(4.4)%	5.4%
Selling, general and administrative	11.6%	12.3%	13.6%	12.5%

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” inventory is reviewed for potential write-downs on an ongoing basis.  SFAS 144 requires that, in the event that impairment indicators are present, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts.  For inventory held and used, undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors.  The Company’s analysis of these communities generally assumes current revenues equal to current sales orders for particular or comparable communities.  The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams.  When determining the value of inventory held-for-sale, the Company considers recent offers, comparable sales and/or estimated cash flows.  Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when events or circumstances indicate that the carrying values are greater than the fair values.  Due to continued pressure on home prices, symptomatic of excess home inventories in many markets, the Company recorded inventory impairment charges of $60.4 million and $213.1 million during the three- and nine-month periods ended September 30, 2008, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair values.  Approximately 90 percent of these impairment charges were recorded to residential land and lots and land held for development; and approximately 10 percent of these charges were recorded to residential construction in progress and finished homes in inventory.  At September 30, 2008, the fair value of the Company’s inventory subject to valuation adjustments during the quarter was $111.7 million, net of $60.4 million of impairments.  A total of 40 communities were written down during the quarter ended September 30, 2008.  The inventory impairment charges and write-offs of deposits and acquisition costs reduced total housing gross profit margins by 11.0 percent in the third quarter of 2008 and 17.7 percent in the third quarter of 2007.  Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future inventory impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue.  The Company wrote off $4.3 million and $10.8 million of these earnest money deposits and feasibility costs during the three months ended September 30, 2008 and 2007, respectively.  The Company wrote off $16.3 million and $32.1 million of earnest money deposits and feasibility costs during the

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

nine months ended September 30, 2008 and 2007, respectively.  Should weak homebuilding market conditions persist and the Company be unsuccessful in its efforts to renegotiate certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Three months ended September 30, 2008, compared to three months ended September 30, 2007

The homebuilding segments reported pretax losses of $72.4 million for the third quarter of 2008, compared to pretax losses of $90.0 million for the same period in the prior year.  Homebuilding results for the third quarter of 2008 improved from the same period in 2007 primarily due to lower inventory valuation adjustments and write-offs, partially offset by a decline in closings and margins.  Sales incentives averaged 13.8 percent for the third quarter of 2008, versus 14.9 percent for the second quarter of 2008 and 11.7 percent for the third quarter of 2007.

Homebuilding revenues were $526.2 million for the third quarter of 2008, compared to $717.5 million for the third quarter of 2007, due to a 19.2 percent decrease in closings and a 10.6 percent decline in the average closing price of a home.

Consistent with its policy of managing land investments according to return and risk targets, the Company sold land during the third quarter of 2008.  Homebuilding revenues for the third quarter of 2008 included $13.9 million from land sales, compared to $8.3 million for the third quarter of 2007, which contributed a net loss of $7.2 million and a net gain of $1.3 million to pretax losses in the third quarters of 2008 and 2007, respectively.  The gross profit percentage from land sales was negative 52.0 percent for the three months ended September 30, 2008, compared to 15.7 percent for the same period in the prior year.  The fluctuations in revenues and gross profit percentages from land sales were a result of local market conditions, land portfolios and income tax carryback rules.  The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders or others.

For the third quarter of 2008, housing gross profit margins averaged 11.8 percent excluding inventory valuation adjustments and write-offs, compared to 17.4 percent for the same period in 2007.  This decrease was primarily due to price reductions and increased sales incentives that related to homes delivered during the third quarter of 2008.  Including these adjustments, housing gross profit margins averaged 0.8 percent for the third quarter of 2008, compared to negative 0.3 percent for the same period in 2007.

Selling, general and administrative expenses, as a percentage of revenue, were 11.6 percent for the three months ended September 30, 2008, compared to 12.3 percent for the same period in the prior year.  This decrease was mainly attributable to cost saving initiatives, including lower marketing and advertising costs per unit, partially offset by severance and model abandonment charges totaling $4.9 million.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $12.0 million for the three months ended September 30, 2008, compared to $16.0 million for the same period in 2007.  The homebuilding segments capitalized all interest incurred during the third quarters of 2008 and 2007.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Nine months ended September 30, 2008, compared to nine months ended September 30, 2007

The homebuilding segments reported pretax losses of $303.2 million for the first nine months of 2008, compared to pretax losses of $213.7 million for the same period in the prior year.  Homebuilding results for the first nine months of 2008 decreased from the same period in 2007 primarily due to the impact of inventory and other valuation adjustments and write-offs, a decline in closings and lower margins.

Homebuilding revenues were $1.4 billion for the first nine months of 2008, compared to $2.1 billion for the first nine months of 2007, due to a 25.8 percent decrease in closings and a 12.4 percent decline in the average closing price of a home.

Consistent with its policy of managing land investments according to return and risk targets, the Company sold land during the nine months ended September 30, 2008.  Homebuilding revenues for the first nine months of 2008 included $25.4 million from land sales, compared to $15.2 million for the first nine months of 2007, which contributed a net loss of $6.2 million and a net gain of $2.4 million to pretax losses in each of the first nine months of 2008 and 2007, respectively.  The gross profit percentage from land sales was negative 24.3 percent for the nine months ended September 30, 2008, compared to 15.7 percent for the same period in the prior year.

For the nine months ended September 30, 2008, housing gross profit margins averaged 12.1 percent excluding inventory and other valuation adjustments and write-offs, compared to 18.3 percent for the same period in 2007.  The decrease was due to increased price concessions and sales incentives, as well as to price reductions that related to home deliveries, for the first nine months of 2008.  Including these adjustments, housing gross profit margins averaged negative 4.4 percent for the nine months ended September 30, 2008, compared to 5.4 percent for the same period in 2007.

Selling, general and administrative expenses, as a percentage of revenue, were 13.6 percent for the nine months ended September 30, 2008, compared to 12.5 percent for the same period in the prior year.  This increase was mainly attributable to a decline in revenues, as well as to severance and model abandonment charges totaling $11.7 million and a rise in marketing and advertising costs per unit, partially offset by an impairment of goodwill and higher severance charges realized in the first nine months of 2007.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $35.5 million for the nine months ended September 30, 2008, compared to $47.9 million for the same period in 2007.  The homebuilding segments capitalized all interest incurred during the nine-month periods ended September 30, 2008 and 2007.

Homebuilding Segment Information

Conditions have continued to be challenging in geographical areas that have previously experienced higher price appreciation, such as the California, Chicago, Florida, Las Vegas, Phoenix and Washington, D.C., markets.  As a result of declining affordability, decreased demand and changes in buyer perception, the excess supply of housing inventory has been greater in these areas.  In an attempt to maintain market share and reduce inventory investment to better match current sales volume levels, the Company has not only increased its use of sales discounting and incentives, but has also taken additional impairments.  Of the Company’s total lots or homes with valuation adjustments during the quarter ended September 30, 2008, 23.9 percent of total impairments were taken in the North, 7.7 percent in the Southeast, 7.0 percent in Texas and 61.4 percent in the West.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table is a summary of impairments taken during the three and nine months ended September 30, 2008 and 2007:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2008	2007	2008	2007
NORTH
Inventory valuation adjustments	$29,851	$11,129	$74,856	$19,127
Option deposit and feasibility cost write-offs	730	1,166	3,076	4,746
Joint venture and other* impairments	-	-	35,858	-
Total	30,581	12,295	113,790	23,873

SOUTHEAST
Inventory valuation adjustments	9,156	21,385	57,325	53,365
Option deposit and feasibility cost write-offs	(2,766)	3,393	4,846	8,220
Joint venture and other* impairments	-	128	581	128
Total	6,390	24,906	62,752	61,713

TEXAS
Inventory valuation adjustments	10,397	907	11,126	907
Option deposit and feasibility cost write-offs	6,185	380	7,999	583
Joint venture and other* impairments	14	31	207	31
Total	16,596	1,318	19,332	1,521

WEST
Inventory valuation adjustments	11,039	83,806	69,795	235,156
Option deposit and feasibility cost write-offs	184	5,899	371	18,589
Joint venture and other* impairments	-	-	7,172	15,429
Total	11,223	89,705	77,338	269,174
TOTAL
Inventory valuation adjustments	60,443	117,227	213,102	308,555
Option deposit and feasibility cost write-offs	4,333	10,838	16,292	32,138
Joint venture and other* impairments	14	159	43,818	15,588
Total	$64,790	$128,224	$273,212	$356,281

* Other includes impairments to other assets.

New Orders

New order dollars decreased 33.8 percent for the third quarter of 2008, compared to the same period in the prior year.  New order dollars for the three months ended September 30, 2008, fell 30.4 percent in the North, 39.0 percent in the Southeast, 16.1 percent in Texas and 48.2 percent in the West, compared to the third quarter of 2007.  New orders for the third quarter of 2008 decreased 31.6 percent to 1,284 units from 1,876 units for the same period in 2007 primarily due to a 29.8 percent decline in selling communities, a softening demand in most markets and a more competitive sales environment.

The Company experiences seasonal variations in its quarterly operating results and capital requirements.  Historically, new order activity is higher in the spring and summer months.  As a result, it typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of its fiscal year.  However, historical results are not necessarily indicative of current or future homebuilding activities.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
($s in millions)	2008	2007	% CHG	2008	2007	% CHG
UNITS
North	446	576	(22.6)%	1,575	2,065	(23.7)%
Southeast	321	537	(40.2)	1,507	2,031	(25.8)
Texas	312	400	(22.0)	1,533	1,911	(19.8)
West	205	363	(43.5)	873	1,379	(36.7)
Total	1,284	1,876	(31.6)%	5,488	7,386	(25.7)%

DOLLARS
North	$120	$172	(30.4)%	$427	$652	(34.5)%
Southeast	83	135	(39.0)	371	562	(34.0)
Texas	72	86	(16.1)	334	398	(16.2)
West	50	98	(48.2)	222	449	(50.4)
Total	$325	$491	(33.8)%	$1,354	$2,061	(34.3)%

The following table provides the Company’s cancellation percentages for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
North	35.3%	37.0%	32.5%	31.8%
Southeast	38.6	43.1	29.7	37.0
Texas	40.9	48.7	29.9	34.0
West	43.8	44.7	36.3	35.5
Total	39.0%	43.0%	31.7%	34.6%

The cancellation rate was 39.0 percent for the third quarter ended September 30, 2008, compared to 29.3 percent and 43.0 percent for the second quarter of 2008 and the third quarter of 2007, respectively.

The following table provides the number of the Company’s selling communities at September 30, 2008 and 2007:

	SEPTEMBER 30,
	2008	2007	% CHG
North	82	117	(29.9)%
Southeast	91	140	(35.0)
Texas	85	100	(15.0)
West	34	59	(42.4)
Total	292	416	(29.8)%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
($s in thousands)	2008	2007	% CHG	2008	2007	% CHG
UNITS
North	603	692	(12.9)%	1,589	1,998	(20.5)%
Southeast	610	728	(16.2)	1,656	2,210	(25.1)
Texas	484	712	(32.0)	1,317	1,955	(32.6)
West	320	363	(11.8)	826	1,095	(24.6)
Total	2,017	2,495	(19.2)%	5,388	7,258	(25.8)%

AVERAGE PRICE
North	$284	$325	(12.6)%	$285	$321	(11.2)%
Southeast	254	292	(13.0)	253	303	(16.5)
Texas	219	204	7.4	217	211	2.8
West	248	348	(28.7)	258	357	(27.7)
Total	$254	$284	(10.6)%	$255	$291	(12.4)%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold but not closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  At September 30, 2008, the Company had outstanding contracts for 2,969 units, representing a 3.5 percent increase from 2,869 units at December 31, 2007, and a 31.5 percent decrease from 4,334 units at the end of the third quarter of 2007.  The $768.9 million value of the Company’s outstanding contracts at September 30, 2008, represented a decrease of 2.2 percent from $786.4 million at December 31, 2007 and a decline of 38.0 percent from $1.2 billion at September 30, 2007.  The decrease from September 30, 2007, was primarily due to a 25.7 percent decline in unit orders.  Decreases in average sales price resulted primarily from slowing market trends, a competitive sales environment and changes in product mix.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at September 30, 2008 and 2007:

	SEPTEMBER 30, 2008			SEPTEMBER 30, 2007
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)
North	952	$272	$285	1,224	$398	$323
Southeast	797	209	262	1,460	419	287
Texas	892	203	228	976	214	219
West	328	85	259	674	210	311
Total	2,969	$769	$259	4,334	$1,241	$286

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the three and nine months ended September 30, 2008 and 2007:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2008	2007	2008	2007
NORTH
Revenues	$184,000	$224,818	$473,154	$644,251
Expenses
Cost of sales	201,638	190,688	504,027	538,001
(Earnings) loss from unconsolidated joint ventures	(51)	(78)	35,645	(434)
Selling, general and administrative expenses	18,147	24,305	55,452	67,619
Total expenses	219,734	214,915	595,124	605,186
Pretax earnings (loss)	$(35,734)	$9,903	$(121,970)	$39,065
Housing gross profit margins	(4.7)%	15.2%	(12.8)%	16.5%
SOUTHEAST
Revenues	$155,241	$212,808	$420,614	$673,855
Expenses
Cost of sales	141,075	196,202	428,085	590,220
(Earnings) loss from unconsolidated joint ventures	-	(26)	-	(75)
Selling, general and administrative expenses	18,487	25,847	56,837	76,059
Total expenses	159,562	222,023	484,922	666,204
Pretax earnings (loss)	$(4,321)	$(9,215)	$(64,308)	$7,651
Housing gross profit margins	9.2%	7.8%	0.3%	12.5%
TEXAS
Revenues	$106,487	$146,008	$286,567	$414,458
Expenses
Cost of sales	108,344	123,258	264,072	345,374
(Earnings) loss from unconsolidated joint ventures	(71)	(7)	(220)	(17)
Selling, general and administrative expenses	13,131	17,324	41,462	48,752
Total expenses	121,404	140,575	305,314	394,109
Pretax earnings (loss)	$(14,917)	$5,433	$(18,747)	$20,349
Housing gross profit margins	(1.6)%	15.7%	8.2%	16.7%
WEST
Revenues	$80,508	$133,853	$217,784	$398,864
Expenses
Cost of sales	86,498	209,339	272,514	605,106
(Earnings) loss from unconsolidated joint ventures	40	102	7,200	398
Selling, general and administrative expenses	11,355	20,493	36,216	74,116
Total expenses	97,893	229,934	315,930	679,620
Pretax earnings (loss)	$(17,385)	$(96,081)	$(98,146)	$(280,756)
Housing gross profit margins	(0.5)%	(60.0)%	(12.4)%	(36.7)%
TOTAL
Revenues	$526,236	$717,487	$1,398,119	$2,131,428
Expenses
Cost of sales	537,555	719,487	1,468,698	2,078,701
(Earnings) loss from unconsolidated joint ventures	(82)	(9)	42,625	(128)
Selling, general and administrative expenses	61,120	87,969	189,967	266,546
Total expenses	598,593	807,447	1,701,290	2,345,119
Pretax earnings (loss)	$(72,357)	$(89,960)	$(303,171)	$(213,691)
Housing gross profit margins	0.8%	(0.3)%	(4.4)%	5.4%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Three months ended September 30, 2008, compared to three months ended September 30, 2007

North–Homebuilding revenues decreased by 18.2 percent to $184.0 million in 2008 from $224.8 million in 2007 primarily due to a 12.9 percent decline in the number of homes delivered and to a 12.6 percent decrease in average sales price.  Gross margins on home sales were negative 4.7 percent in 2008, compared to 15.2 percent in 2007.  This decrease was primarily attributable to inventory valuation adjustments and write-offs that totaled $27.4 million, as well as to increased price concessions and sales incentives that totaled 17.2 percent for the quarter ended September 30, 2008, versus 12.9 percent for the same period in 2007.  As a result, the North region incurred $35.7 million of pretax losses in 2008, compared to $9.9 million of pretax earnings in 2007.

Southeast–Homebuilding revenues were $155.2 million in 2008, compared to $212.8 million in 2007, a decrease of 27.1 percent, primarily due to a 16.2 percent decline in the number of homes delivered and to a 13.0 percent decrease in average sales price.  Gross margins on home sales were 9.2 percent in 2008, compared to 7.8 percent in 2007.  This increase was primarily attributable to lower inventory valuation adjustments and write-offs that totaled $6.3 million in the third quarter of 2008 compared to $24.8 million for the same period in 2007 and a decrease in price concessions and sales incentives that totaled 11.8 percent for the quarter ended September 30, 2008, versus 12.0 percent for the same period in 2007.  As a result, the Southeast region incurred $4.3 million of pretax losses in 2008, compared to $9.2 million of pretax losses in 2007.

Texas–Homebuilding revenues decreased by 27.1 percent to $106.5 million in 2008 from $146.0 million in 2007 primarily due to a 32.0 percent decline in the number of homes delivered, partially offset by a 7.4 percent increase in average sales price.  Gross margins on home sales were negative 1.6 percent in 2008, compared to 15.7 percent in 2007.  This decrease was primarily attributable to inventory valuation adjustments and write-offs that totaled $16.6 million, as well as to increased price concessions and sales incentives that totaled 8.6 percent for the quarter ended September 30, 2008, compared to 7.4 percent for the same period in 2007.  As a result, the Texas region incurred $14.9 million of pretax losses in 2008, compared to $5.4 million of pretax earnings in 2007.

West–Homebuilding revenues decreased by 39.9 percent to $80.5 million in 2008, compared to $133.9 million in 2007, primarily due to an 11.8 percent decline in the number of homes delivered and to a 28.7 percent decrease in average sales price.  Gross margins from home sales were negative 0.5 percent in 2008, compared to negative 60.0 percent in 2007.  This change was primarily attributable to lower inventory valuation adjustments and write-offs that totaled $6.3 million in the third quarter of 2008 compared to $88.7 million in 2007, partially offset by a rise in price concessions and sales incentives that totaled 16.5 percent for the quarter ended September 30, 2008, compared to 14.0 percent for the same period in 2007.  As a result, the West region incurred $17.4 million of pretax losses in 2008, compared to $96.1 million of pretax losses in 2007.

Nine months ended September 30, 2008, compared to nine months ended September 30, 2007

North–Homebuilding revenues decreased by 26.6 percent to $473.2 million in 2008 from $644.3 million in 2007 primarily due to a 20.5 percent decline in the number of homes delivered and to an 11.2 percent decrease in average sales price.  Gross margins on home sales were negative 12.8 percent in 2008, compared to 16.5 percent in 2007.  This decrease was primarily attributable to inventory and joint venture valuation adjustments and write-offs that totaled $110.6 million, as well as to increased price concessions and sales incentives that totaled 18.1 percent for the first nine months ended September 30, 2008, versus 12.0 percent for the same period in 2007.  As a result, the North region incurred $122.0 million of pretax losses in 2008, compared to $39.1 million of pretax earnings in 2007.

Southeast–Homebuilding revenues were $420.6 million in 2008, compared to $673.9 million in 2007, a decrease of 37.6 percent, primarily due to a 25.1 percent decline in the number of homes delivered and to a 16.5 percent decrease in average sales price.  Gross margins on home sales were 0.3 percent in 2008, compared to 12.5 percent in 2007.  This decrease was primarily attributable to inventory valuation adjustments and write-offs that totaled $54.0 million, as well as to increased price concessions and sales incentives that totaled 13.4 percent for the first

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

nine months ended September 30, 2008, versus 10.9 percent for the same period in 2007.  As a result, the Southeast region incurred $64.3 million of pretax losses in 2008, compared to $7.7 million of pretax earnings in 2007.

Texas–Homebuilding revenues decreased by 30.9 percent to $286.6 million in 2008 from $414.5 million in 2007 primarily due to a 32.6 percent decline in the number of homes delivered, partially offset by a slight increase in average sales price.  Gross margins on home sales were 8.2 percent in 2008, compared to 16.7 percent in 2007.  This change was primarily attributable to inventory valuation adjustments and write-offs that totaled $18.6 million, as well as to increased price concessions and sales incentives that totaled 9.3 percent for the nine months ended September 30, 2008, compared to 6.6 percent for the same period in 2007.  As a result, the Texas region incurred $18.7 million of pretax losses in 2008, compared to $20.3 million of pretax earnings in 2007.

West–Homebuilding revenues decreased by 45.4 percent to $217.8 million in 2008, compared to $398.9 million in 2007, primarily due to a 24.6 percent decline in the number of homes delivered and to a 27.7 percent decrease in average sales price.  Gross margins from home sales were negative 12.4 percent in 2008, compared to negative 36.7 percent in 2007.  This change was primarily attributable to inventory and joint venture valuation adjustments and write-offs that totaled $42.3 million during the nine months ended September 30, 2008 compared to $189.0 million for the same period in 2007, partially offset by a rise in price concessions and sales incentives that totaled 17.1 percent for the nine months ended September 30, 2008, compared to 12.8 percent for the same period in 2007.  As a result, the West region incurred $98.1 million of pretax losses in 2008, compared to $280.8 million of pretax losses in 2007.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers.  By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers.  In addition to being a valuable asset to customers, the financial services segment generates a profit for the Company.  Providing mortgage financing and other services to its customers allows the Company to better monitor its backlog and closing process.  The majority of loans originated are sold within one business day of the date they close.  The third party purchaser then services and manages the loans, assuming the credit risk of borrower default.  The Company had also provided construction-related insurance to subcontractors in its western markets.  Additionally, the financial services segment offers insurance for liability risks, specifically homeowners’ warranty coverage, arising in connection with the homebuilding business of the Company.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except units)	2008	2007	2008	2007
REVENUES
Net gains on sales of mortgages	$8,705	$6,010	$23,279	$21,329
Origination fees	4,646	6,129	12,600	18,359
Title/escrow/insurance	3,847	7,279	12,854	20,182
Interest and other	410	332	1,039	787
TOTAL REVENUES	17,608	19,750	49,772	60,657
EXPENSES	11,631	12,920	31,722	36,012
PRETAX EARNINGS	$5,977	$6,830	$18,050	$24,645
Originations (units)	1,562	1,839	4,159	5,401
Ryland Homes origination capture rate	82.8%	77.7%	82.7%	78.9%
Mortgage backed securities and notes receivable average balance	$369	$406	$374	$462

Origination fees are recognized upon loan origination and are recorded under “Origination fees,” while related costs are recorded under “Expenses.”  Prior to the adoption of SFAS 159 in the first quarter of 2008, origination

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Three months ended September 30, 2008, compared to three months ended September 30, 2007 fees were recognized upon the sale of related mortgage loans in accordance with Statement of Financial Accounting Standards No. 91 (“SFAS 91”), “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

For the three months ended September 30, 2008, the financial services segment reported pretax earnings of $6.0 million, compared to $6.8 million for the same period in 2007.  This decrease was primarily attributable to a 15.1 percent decline in the number of mortgages originated due to a slowdown in the homebuilding markets and to an 8.1 percent decrease in average loan size, partially offset by the recognition of a $1.2 million gain resulting from the 2008 implementation of SAB 109, which requires that servicing rights related to interest rate lock commitments be recorded at fair value as a component of the locked loan pipeline.

Revenues for the financial services segment decreased 10.8 percent to $17.6 million for the third quarter of 2008, compared to $19.8 million for the same period in the prior year.  The decline was primarily attributable to a reduced volume of loans originated and sold, partially offset by an increase in net gains as a result of the implementation of SAB 109.  The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 82.8 percent and 77.7 percent for the third quarters of 2008 and 2007, respectively.

For the three months ended September 30, 2008, expenses were $11.6 million, versus $12.9 million for the same period in 2007.  This decrease was primarily due to personnel reductions, which were made in an effort to align overhead with lower production volumes.

Nine months ended September 30, 2008, compared to nine months ended September 30, 2007

For the nine months ended September 30, 2008, the financial services segment reported pretax earnings of $18.1 million, compared to $24.6 million for the same period in 2007.  The decrease was primarily attributable to a 23.0 percent decline in the number of mortgages originated due to a slowdown in the homebuilding markets and to an 11.6 percent decrease in average loan size.  This decline was partially offset by the recognition of a $4.5 million gain resulting from the 2008 implementation of SAB 109, which requires that servicing rights related to interest rate lock commitments be recorded at fair value as a component of the locked loan pipeline.

Revenues for the financial services segment decreased 17.9 percent to $49.8 million for the first nine months of 2008, compared to $60.7 million for the same period in the prior year.  This decline was primarily attributable to a reduced volume of loans originated and sold.  The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 82.7 percent and 78.9 percent for the first nine months of 2008 and 2007, respectively.

For the nine months ended September 30, 2008, expenses were $31.7 million, versus $36.0 million for the same period in 2007.  This decrease was primarily due to personnel reductions, which were made in an effort to align overhead with lower production volumes.

Corporate

Three months ended September 30, 2008, compared to three months ended September 30, 2007

Corporate expenses were $14.3 million and $11.1 million for the three months ended September 30, 2008 and 2007, respectively.  This increase was primarily due to a $2.0 million decline in the market value of investments included within the Company’s benefit plans.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Nine months ended September 30, 2008, compared to nine months ended September 30, 2007

Corporate expenses were $31.5 million and $24.7 million for the nine months ended September 30, 2008 and 2007, respectively.  This increase was primarily due to a $5.0 million decline in the market value of investments included within the Company’s benefit plans, as well as to higher compensation costs.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  During the third quarter of 2008, the Company determined that an additional valuation allowance was warranted and therefore recorded a valuation allowance of $16.5 million, which was reflected as a noncash charge to income tax expense.  The income tax valuation allowance charges totaled $140.5 million for the nine months ended September 30, 2008.  The balance of the deferred tax valuation allowance was $215.7 million as of September 30, 2008.

The Company’s effective tax benefit rate was 18.5 percent for the third quarter ended September 30, 2008, compared to 42.1 percent for the same period in 2007.  The change in the tax rate for the third quarter of 2008, compared to the third quarter ended September 30, 2007, was primarily attributable to the noncash tax charge of $16.5 million for the Company’s deferred tax valuation allowance.  Due to the uncertainty of current market conditions, the Company is unable to provide precise annual effective rate guidance at this time. (See Note 11, “Income Taxes.”)

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under its revolving credit facilities and the issuance of new debt securities.  In light of market conditions in 2008, the Company continued its efforts in generating cash, reducing debt levels and strengthening its balance sheet by selling excess land inventory; paying off a maturing senior note; terminating or renegotiating land option contracts; consolidating or exiting underperforming markets; and downsizing and restructuring operating groups.

At September 30, 2008, the Company’s net debt-to-capital ratio was 35.9 percent, an increase from 34.6 percent at December 31, 2007.  This increase was primarily due to a decrease in retained earnings, mainly as a result of inventory and tax valuation adjustments.  The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.

During the nine months ended September 30, 2008, the Company provided $113.5 million of cash from its operations and $56.2 million of cash was being held in association with the termination of a deferred compensation plan for distribution to plan participants in the fourth quarter of 2008.  The Company invested $7.5 million in property, plant and equipment and used $61.1 million in financing activities, which included payments of $50.0 million for the retirement of long-term debt and $15.3 million in dividends.  During the nine months ended September 30, 2008, the net cash provided was $101.2 million.

During the nine months ended September 30, 2007, the Company used $84.0 million of cash in its operations.  The Company invested $28.9 million in property, plant and equipment and used $21.5 million in financing activities, which included the repayment of $75.0 million in long-term debt; net proceeds of $117.0 million from borrowings against the revolving credit facility; and payments of $59.3 million for stock repurchases and $15.3 million for dividends.  During the nine months ended September 30, 2007, the net cash used was $133.7 million.

Dividends totaled $0.12 per share for the quarters ended September 30, 2008 and 2007, respectively.  Consolidated inventories owned by the Company decreased by 21.9 percent to $1.4 billion at September 30, 2008, compared to $1.7 billion at December 31, 2007.  The Company attempts to maintain a projected four- to five-year supply of land.  At September 30, 2008, it controlled 29,132 lots, with 23,252 lots owned and 5,880 lots, or 20.2 percent, under option.  As a result of its efforts to match controlled inventory with current unit volume levels, lots controlled declined by 27.0 percent and 35.6 percent, compared to 39,900 lots and 45,254 lots under control at December 31, 2007 and September 30, 2007, respectively.  The Company continues to evaluate its option contracts for changes in the viability of communities and abandonment potential.  In an effort to increase liquidity, models have been sold and leased back on a selective basis for generally 3 to 18 months.  The Company owned 83.7 percent of its model homes at September 30, 2008, compared to 76.1 percent and 73.7 percent at December 31, 2007 and September 30, 2007, respectively.

The homebuilding segments’ borrowing arrangements included senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable.  Senior notes outstanding totaled $750.0 million at September 30, 2008, compared to $800.0 million at December 31, 2007.

During the second quarter of 2008, the Company amended its unsecured revolving credit facility.  The amendment  included, among other things: a) a decrease in the Company’s borrowing availability from $750.0 million to $550.0 million; b) a reduction in the base amount for the minimum consolidated tangible net worth covenant to $600.0 million; c) an increase in the pricing grid, which is based on the Company’s leverage ratio and public debt rating; d) an adjustment in the permitted leverage ratio to no less than 55.0 percent for the fourth quarter of 2008 and the first quarter of 2009, 52.5 percent for the second, third and fourth quarters of 2009, and 50.0 percent thereafter; and e) a change in the restriction of the Company’s book value of unsold land to 1.15x its consolidated tangible net worth.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The facility matures in January 2011 and provides access to additional financing through an accordion feature, under which the aggregate commitment may be increased up to $1.5 billion, subject to the availability of additional lending commitments.  The revolving credit facility includes a $75.0 million swing-line facility and the availability to issue standby letters of credit.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings are determined either by reference to LIBOR, with margins determined based on changes in the Company’s leverage ratio and credit ratings, or by reference to an alternate base rate.  The credit facility is used for general corporate purposes and contains affirmative, negative and financial covenants, including a minimum consolidated tangible net worth requirement; a permitted leverage ratio; and limitations on unsold home units, unsold land, lot inventory, investments and senior debt.  The Company was in compliance with these covenants at September 30, 2008.  (See Note 8, “Debt.”)  The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary.

There were no borrowings outstanding under the facility at September 30, 2008 or December 31, 2007.  Under the facility, the Company had letters of credit outstanding that totaled $100.7 million and $157.8 million at September 30, 2008 and December 31, 2007, respectively.  Unused borrowing capacity under the facility totaled $449.3 million and $592.2 million at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008, the $550.0 million facility was subject to a borrowing base limitation covenant that restricted its borrowing capacity to $483.0 million, of which $382.3 million was available.

The $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $250.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At September 30, 2008, the Company was in compliance with these covenants.

During the second quarter of 2008, the Company’s $50.0 million of 5.4 percent senior notes matured and were repaid.  (See Note 8, “Debt.”)

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At September 30, 2008, such notes payable outstanding amounted to $25.3 million, compared to $39.1 million at December 31, 2007.

The financial services segment uses cash generated internally and borrowings against the RMC Credit Agreement to finance its operations.

RMC has a mortgage warehouse line of credit, or the RMC Credit Agreement, that matures in January 2009 and provides for borrowings up to $40.0 million to fund RMC’s mortgage loan origination operations.  It is secured by underlying mortgage loans and by other assets of RMC.  Facility balances are repaid as loans funded under the agreement are sold to third parties.  The RMC Credit Agreement’s interest rate is set at LIBOR plus 0.9 percent, with a commitment fee of 0.125 percent.  The RMC Credit Agreement contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain certain financial ratios, including a tangible net worth minimum of $13.0 million; an adjusted tangible net worth minimum of $5.0 million; a ratio of total indebtedness to adjusted tangible net worth of 12:1; and consolidated net income for the four preceding fiscal quarters.  At September 30, 2008, the Company was in compliance with these covenants and outstanding borrowings against this warehouse line of credit totaled $8.8 million.

The Company filed a shelf registration statement with the SEC for up to $1.0 billion of its debt and equity securities on April 11, 2005.  At September 30, 2008, $600.0 million remained available under this registration statement.  The registration statement provides that securities may be offered, from time to time, in one or more

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities.  In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.  The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the nine months ended September 30, 2008, the Company did not repurchase any shares of its outstanding common stock.  The Company had existing authorization from its Board of Directors to purchase approximately 5.4 million additional shares at a cost of $142.3 million, based on the Company’s stock price at September 30, 2008.  Outstanding shares at September 30, 2008, were 42,644,467, versus 42,151,085 at December 31, 2007.

While the Company expects challenging economic conditions to continue, it is focused on managing overhead, land acquisitions, development and construction activity in order to generate cash flow and maintain debt levels commensurate with its business.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development.  At September 30, 2008, the Company had $41.9 million in cash deposits and letters of credit to purchase land and lots with a total purchase price of $362.3 million.  Only $13.2 million of the $362.3 million in land and lot option purchase contracts contain specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, as amended, the Company consolidated $35.5 million of inventory not owned at September 30, 2008, of which $34.7 million pertained to land and lot option purchase contracts, representing the fair value of the optioned property and $799,000 pertained to one of its homebuilding joint ventures.  (See Note 6, “Variable Interest Entities” and Note 7, “Investments in Joint Ventures.”)

At September 30, 2008, the Company had outstanding letters of credit under its revolving credit facility totaling $100.7 million.  Additionally, it had development or performance bonds totaling $205.8 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements, as compared to $313.2 million at December 31, 2007.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its revolving credit facility, senior notes and investments in joint ventures.  (See Note 13, “Commitments and Contingencies,” and Note 15, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  There were no significant changes to the Company’s critical accounting policies during the nine-month period ended September 30, 2008, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Outlook

During the first nine months of the year, the Company experienced a decline in sales orders for new homes, compared to the same period last year.  The Company believes its sales orders simulate broader market trends that reflect soft demand for residential housing.  Nearly all markets have been affected by reductions in the affordability of homes, the availability of mortgage products and consumer demand for homes, leading to the continued buildup of new and resale home inventories.  At September 30, 2008, the Company’s backlog of orders for new homes totaled 2,969 units, or a projected dollar value of $768.9 million, reflecting a 2.2 percent decrease in dollar value from December 31, 2007.  As long as the imbalance of housing supply and demand continues, the Company will remain not only focused on its liquidity and balance sheet, while seeking to optimize its earnings, but also on positioning itself for a return to a more favorable economic environment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2007.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.  Controls and Procedures

At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, regarding the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

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

The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2008, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the nine months ended September 30, 2008.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date.  At September 30, 2008, there was $142.3 million available for purchase in accordance with this authorization, or approximately 5.4 million shares, based on the Company’s stock price on that date.  This authorization does not have an expiration date.

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

THE RYLAND GROUP, INC.
Registrant

November 7, 2008	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2008	By:	/s/ David L. Fristoe
Date	David L. Fristoe
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