Form 10-K
period 2008-12-31
RYLAND GROUP INC
filed 2009-02-25
CIK 85974

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act")

For the fiscal year ended December 31, 2008

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
 (Address of principal executive offices)

Registrant's telephone number, including area code: (818) 223-7500

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

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
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

The aggregate market value of the common stock of The Ryland Group, Inc. held by nonaffiliates of the registrant (41,666,759 shares) at June 30, 2008, was $908,752,014. The number of shares of common stock of The Ryland Group, Inc. outstanding on February 12, 2009, was 42,872,897.

DOCUMENTS INCORPORATED BY REFERENCE

Name of Document	Location in Report
Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

 PART I

Item 1.    Business

With headquarters in Southern California, The Ryland Group, Inc., a Maryland corporation (the "Company"), is one of the nation's largest homebuilders and a mortgage-finance company. The Company is traded on the New York Stock Exchange ("NYSE") under the symbol "RYL." Founded in 1967, the Company has built more than 280,000 homes. In addition, Ryland Mortgage Company and its subsidiaries ("RMC") have provided mortgage financing and related services for more than 235,000 homebuyers. The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate.

The Company's operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues in fiscal year 2008. The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building single-family detached homes, the homebuilding segments also build attached homes, such as town homes, condominiums and some mid-rise buildings that share common walls and roofs. The Company builds homes for entry-level buyers, as well as for first- and second-time move-up buyers. Its prices generally range from $100,000 to more than $500,000, with the average price of a home closed during 2008 being $252,000. The financial services segment offers mortgage, title, escrow and insurance services to the Company's homeowners and subcontractors.

The Company has traditionally concentrated on expanding its operations by investing its available capital in both existing and new markets. The Company focuses on achieving a high return on invested capital and establishing profitable operations in every one of its markets. New and existing communities are evaluated based on return, profitability, and cash flow benchmarks, and both senior and local management are incentivized based on their ability to achieve such returns. Management monitors the land acquisition process, sales revenues, margins and returns achieved in each of the Company's markets as part of its capital evaluation process. (See discussion in Part I, Item 1A, "Risk Factors.")

The Company is highly diversified throughout the United States and attempts to have no more than 10 percent of its deployed capital allocated to any given market. It believes diversification not only minimizes its exposure to economic and market fluctuations, but also enhances its growth potential. Capital is strategically allocated to avoid concentration in any given geographic area and to reduce the risk associated with excessive dependence on local market anomalies. Subject to macroeconomic and local market conditions, the Company generally tries to either manage its exposure or to expand its presence in its existing markets in an effort to be among the largest builders in each of those markets. It may continue diversification by selectively entering new markets, primarily through establishing start-up or satellite operations in markets near its existing divisions.

The Company's national scale has provided opportunities for negotiation of volume discounts and rebates from material suppliers. Additionally, it has access to a lower cost of capital due to the strength and transparency of its balance sheet, as well as to its banking and capital markets relationships. While the Company's operating margins have suffered significantly in the current economic climate, the Company believes that economies of scale and diversification have contributed to improvements in its operating margins during periods of growth and mitigated its overall risk in most periods of declining housing demand.

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

Aside from being an added value to customers, the financial services segment generates a profit for the Company while reducing its risk. A competitively high capture rate for mortgage financing and other services allows the Company to monitor its backlog and closing process. Risk is further reduced because the majority of loans originated are sold within one business day of the date they close. The third party purchaser then services and manages the loans, assuming nearly all of the credit risk of borrower default.

Homebuilding
General

The Company's homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at December 31, 2008:

Region/Segment	Major Markets Served

North	Baltimore, Chicago, Delaware, Indianapolis, Minneapolis and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Myrtle Beach, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California's Central Valley, California's Coachella Valley, California's Inland Empire, Denver, Las Vegas and Phoenix

The Company has decentralized operations to provide more flexibility to its local division presidents and management teams. Its homebuilding divisions across the country generally consists of a division president, a controller and other management personnel focused on land entitlement, acquisition and development, sales, construction, customer service, and purchasing; as well as accounting and administrative personnel. The Company's operations in each of its homebuilding markets may differ due to a number of market-specific factors. These factors include regional economic conditions and job growth; land availability and local land development; consumer preferences; competition from other homebuilders; and home resale activity. The Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and capital allocation in existing markets. The Company's local management teams are familiar with these factors, and their market experience and expertise are critical in making decisions regarding local operations.

The Company provides oversight and centralizes key elements of its homebuilding business through its corporate and regional offices. The Company has two regional offices, each generally consisting of a region president; vice president of financial operations; and additional management personnel focused on human resources, real estate legal support, marketing and operations. Regional offices provide oversight and standardization where appropriate. The staff in these offices monitors activities by using various operational metrics in order to achieve Company return benchmarks.

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

Homebuyers are able to customize certain features of their homes by selecting from numerous options and upgrades displayed in the Company's model homes and design centers. These design centers, which are conveniently located in most of the Company's markets, also represent an increasing source of additional revenue and profit for the Company. Custom options contributed approximately 17.0 percent of revenues in 2008 and resulted in significantly higher margins in comparison to base homes.

Land Acquisition and Development

The Company's long-term objective is to control a portfolio of building lots sufficient to meet its anticipated homebuilding requirements for a period of approximately four to five years. The Company acquires land only after completing due diligence and feasibility studies. The land acquisition process is controlled by a corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes. The Company's direct land acquisition activities include the purchase of finished lots from developers and the purchase of undeveloped entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

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

Construction

Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive-bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company's production team, which schedules and coordinates subcontractor work, monitors quality and ensures compliance with local zoning and building codes. The Company requires substantially all of its subcontractors to have workmans compensation insurance and general liability insurance, including construction defect coverage. Construction time for homes depends on weather, availability of labor or subcontractors, materials, home size, geological conditions and other factors. The duration of the home construction process is generally between three and six months. The Company has an integrated financial and homebuilding management system that assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs, versus construction bids, for each community and subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

The Company, its subcontractors and its suppliers maintain insurance, subject to deductibles and self-insured amounts, to protect against various risks associated with homebuilding activities, including, among others, general liability, "all-risk" property, workmans compensation, automobile and employee fidelity. The Company accrues for its expected costs associated with the deductibles and self-insured amounts, when appropriate.

Marketing

The Company generally markets its homes to entry-level and first- and second-time move-up buyers through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stage of a community's development. Employees and independent real estate brokers sell the Company's homes, generally by showing furnished models. A new order is reported when a customer's sales contract has been signed by the homebuyer, approved by the Company and a deposit is taken, subject to cancellation. The Company normally starts construction of a home when a customer has selected a lot, chosen a floor plan and received preliminary mortgage approval. However, construction may begin prior to this in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings. Homebuilding revenues are recognized when home sales are closed, title and possession are transferred to the buyer, and there is no significant continuing involvement from the homebuilder.

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

Customer Service and Warranties

The Company's operating divisions are responsible for pre-closing quality control inspections and responding to homebuyers' post-closing needs. The Company believes that prompt and courteous acknowledgment of its homebuyers' needs during and after construction reduces post-closing repair costs; enhances its reputation for quality and service; and ultimately leads to repeat and referral business.

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

Seasonality

The Company experiences seasonal variations in its quarterly operating results and capital requirements. Historically, new order activity is higher during the spring and summer months. This is primarily due to the preference of many homebuyers to act during those periods. As a result, the Company typically has more homes under construction; closes more homes; and has greater revenues and better operating results in the third and fourth quarters of a fiscal year. However, historical results are not necessarily indicative of current or future homebuilding activities.

Financial Services

The Company's financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services to its homebuyers. The Company's financial services segment includes RMC, RH Insurance Company, Inc. ("RHIC"), LPS Holdings Corporation and its subsidiaries ("LPS") and Columbia National Risk Retention Group, Inc. ("CNRRG"). By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. In addition to being a valuable asset to customers, the financial services segment generates a profit for the Company. Providing mortgage financing and other services to its customers allows the Company to better monitor its backlog and closing process. The majority of loans originated are sold within one business day of the date they close. The third party purchaser then services and manages the loans, assuming nearly all of the credit risk of borrower default. In 2008, the Company entered into a mortgage warehouse facility in order to finance its mortgage loans and increase the number of investors to which it sells the loans it originates. The Company also provided construction-related insurance to subcontractors in its western markets through June 2008. Additionally, the financial services segment also offers insurance for liability risks, specifically homeowners' structural warranty coverage, arising in connection with the homebuilding business of the Company.

Loan Origination

In 2008, RMC's mortgage origination operations consisted primarily of the Company's homebuilder loans, which were originated in connection with the sale of the Company's homes. During the year, mortgage operations originated 5,634 loans, totaling $1.3 billion, of which 99.6 percent was for purchases of homes built by the Company and the remaining amount was for either purchases of homes built by others, purchases of existing homes or the refinancing of existing mortgage loans.

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

Title and Escrow Services

Cornerstone Title Company, a wholly-owned subsidiary of RMC, doing business as Ryland Title Company, provides title services and acts as a title insurance agent primarily for the Company's homebuyers. At December 31, 2008, it provided title services in Arizona, Colorado, Delaware, Florida, Illinois, Indiana, Maryland, Minnesota, Nevada, Texas and Virginia. The Company also operated Ryland Escrow Company until February 2008, which performed escrow and closing functions for the Company's homebuyers in California. During 2008, Ryland Title Company and Ryland Escrow Company provided these services to 97.3 percent of the Company's homebuyers in the markets in which they operate, compared to 96.8 percent during 2007.

Insurance Services

Ryland Insurance Services ("RIS"), a wholly-owned subsidiary of RMC, provides insurance services to the Company's homebuyers. At December 31, 2008, RIS was licensed to operate in all of the states in which the Company's homebuilding segments operate. During 2008, it provided insurance services to 49.5 percent of the Company's homebuyers, compared to 54.2 percent during 2007.

RHIC is a wholly-owned subsidiary of the Company that provided insurance services to the homebuilding segments' subcontractors in certain markets. RHIC ceased providing such services, effective June 1, 2008. RHIC is registered and licensed under Section 431, Article 19 of the Hawaii Revised Statutes and is required to meet certain minimum capital and surplus requirements. Additionally, no dividends may be paid without prior approval of the Hawaii Insurance Commissioner.

CNRRG is a wholly-owned subsidiary of the Company and some of its affiliates. CNRRG was established to directly insure liability risks, specifically homeowners' structural warranty coverage, arising in connection with the homebuilding business of the Company and its affiliates.

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

Real Estate and Economic Conditions

The Company is significantly affected by fluctuations in economic activity, interest rates and levels of consumer confidence. The effects of these fluctuations differ among the various geographic markets in which the Company operates. Higher interest rates and the availability of homeowner financing may affect the ability of buyers to qualify for mortgage financing and decrease demand for new homes. As a result, rising interest rates generally will decrease the Company's home sales and mortgage originations. In addition, a continued decline in the availability of mortgage products, due to the continued tightening of credit standards, negatively impacted the Company's ability to attract homebuyers during 2008. The Company's business is also affected by local economic conditions, such as employment rates, consumer confidence and housing demand, in the markets in which it operates. All of the Company's markets have experienced a significant decline in housing demand.

Inventory risk can be substantial for homebuilders. The market value of land, lots and housing inventories fluctuates as a result of changing market and economic conditions. The Company must continuously locate and acquire land not only for expansion into new markets, but also for replacement and expansion of land inventory within current markets. The Company employs various measures designed to control inventory risk, including a corporate land approval process and a continuous review by senior management. It cannot, however, assure that these measures will avoid or eliminate this risk, and the Company has experienced substantial losses from inventory valuation adjustments and write-offs in recent periods.

Competition

The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. The strength and expanded presence of national homebuilders, plus the viability of regional and local homebuilders, impacts the level of competition in many markets. The Company also competes with other housing alternatives, including existing homes and rental properties. Principal competitive factors in the homebuilding industry include price; design; quality; reputation; relationships with developers; accessibility of subcontractors; availability and location of lots; and availability of customer financing. The Company's financial services segment competes with other mortgage bankers to arrange financing for homebuyers. Principal competitive factors include interest rates, fees and other features of mortgage loan products available to the consumer.

Employees

At December 31, 2008, the Company had 1,303 employees. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

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

Stockholders, securities analysts and others seeking information about the Company's business operations and financial performance can receive copies of its 2008 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the SEC, without charge, by contacting the Company's Corporate Secretary's office at (818) 223-7500; by writing to The Ryland Group, Inc., Investor Relations, 24025 Park Sorrento, Suite 400, Calabasas, California 91302; or via e-mail at investors@ryland.com. In addition, all filings with the SEC, news releases and quarterly earnings announcements, including live audio and replays of the most recent quarterly earnings conference calls, can be accessed free of charge on the Company's Web site at www.ryland.com. Information on the Company's Web site is not part of this report. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Web site as soon as possible after it electronically files such material with, or furnishes it to, the SEC. To retrieve any of this information, visit www.ryland.com, select "Investors" and scroll down the page to "SEC Filings." The Company uses its Web site as one method for distributing information about the Company to the securities marketplace.

Item 1A.    Risk Factors

The homebuilding industry is cyclical in nature and has experienced downturns, which have in the past and may in the future cause the Company to incur losses in financial and operating results.

The Company is affected by the cyclical nature of the homebuilding industry which is sensitive to many factors, including fluctuations in general and local economic conditions, interest rates, housing demand, employment levels, levels of new and existing homes for sale, demographic trends, availability of homeowner financing and levels of consumer confidence. In 2008, the markets served by the Company and the U.S. homebuilding industry as a whole continued to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. The homebuilding industry has been impacted by lack of consumer confidence, housing affordability and large supplies of resale and new home inventories which has resulted in an industry-wide softening of demand for new homes. In addition, an oversupply of alternatives to new homes, such as rental properties and existing homes, has depressed prices and reduced margins for the sale of new homes. These trends resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders of discounts, incentives, price concessions and other marketing efforts to close home sales in 2008 compared to the past several years. Reflecting these demand and supply trends, the Company experienced a large drop in net orders, a decline in the selling price of new homes sold and a reduction in margins in 2008 relative to prior years. The Company cannot predict how long these market conditions will continue and what affect they might have on the Company's financial and operating performance.

Because almost all of the Company's homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home as well as the Company's future operating and financial results.

The Company's business and earnings depend on the ability of its homebuyers to obtain financing for the purchase of their homes. Many of the Company's homebuyers must sell their existing homes in order to buy a home from the Company. During 2008, the mortgage lending industry experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and reduced liquidity. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of new homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of the Company's homes. In general, these developments have resulted in a reduction in demand for the homes sold by the Company and have delayed any general improvement in the housing market. Furthermore, they have resulted in a reduction in demand for the mortgage loans that the Company originates through RMC. If the Company's potential homebuyers or the buyers of the homebuyers' existing homes cannot obtain suitable financing, the result will have an adverse effect on the Company's operating and financial results and performance.

The Company is subject to inventory risk for its land, options for land, building lots and housing inventory.

The market value of the Company's land, building lots and housing inventories fluctuates as a result of changing market and economic conditions. In addition, inventory carrying costs can result in losses in poorly performing projects or markets. Changes in economic and market conditions have caused the Company to dispose of land, options for land and housing inventories on a basis that has resulted in a loss and required the Company to write down or reduce the carrying value of its inventory. During the 12-month period ended December 31, 2008, the Company decided not to pursue development and construction in certain areas where it held land or had made option deposits, which resulted in $22.5 million in recorded write-offs of option deposits and preacquisition costs. In addition, market conditions led to recorded land-related impairments on communities and land in the aggregate amount of $257.4 million during the same period. The Company can provide no assurance that it will not need to record additional write-offs in the future.

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

The residential housing industry is highly competitive. The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. In 2008, this competition caused the Company to adjust selling prices in response to competitive conditions in the markets in which it operates and required the Company to increase selling incentives. We cannot predict whether these measures will be successful or if additional incentives will be made in the future. The Company also competes with other housing alternatives, including existing homes and rental housing. Principal competitive factors in homebuilding are home price, availability of customer financing, design, quality, reputation, relationship with developers, accessibility of subcontractors, and availability and location of homesites. Any of the foregoing factors could have an adverse impact on the Company's financial performance and results of operations.

The Company's financial services segment competes with other mortgage bankers to arrange financing for homebuyers. Principal competitive factors include interest rates, fees and other features of mortgage loan products available to the consumer.

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

The Company's ability to grow the business and operations of the Company depends to a significant degree upon the Company's ability to access capital on favorable terms.

The ability to access capital on favorable terms is an important factor in growing the Company's business and operations in a profitable manner. In December 2007, Moody's lowered the Company's debt rating to non-investment grade with a negative outlook, and Standard & Poor's also reduced the Company's investment grade rating to non-investment grade in May 2008. The Company has received additional downgrades from these agencies and remains on negative watch. The loss of an investment grade rating affects the cost of borrowing, capacity and covenants under the Company's revolving credit facility, and makes it more difficult and costly for the Company to access the debt capital markets for funds that may be required to implement the Company's business plans and achieve growth objectives.

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

The Company's net operating loss carryforwards could be substantially limited if it experiences an ownership change as defined in the Internal Revenue Code.

The Company has experienced and continue to experience substantial operating losses, including realized losses for tax purposes from sales of inventory and land previously written down for financial statement purposes, which would produce net operating losses and unrealized losses that may reduce potential future federal income tax obligations. It may also generate net operating loss carryforwards in future years.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50.0 percent of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5.0 percent or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

If the Company undergoes an ownership change for purposes of Section 382 as a result of future transactions involving its common stock, including purchases or sales of stock between 5.0 percent stockholders, the Company's ability to use its net operating loss carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of the Company's net operating loss carryforwards could expire before it would be able to use them. The Company's inability to utilize its net operating loss carryforwards could have a negative impact on its financial position and results of operations.

In December 2008, the Company announced that its Board of Directors adopted a stockholder rights plan designed to preserve stockholder value and the value of certain tax assets primarily associated with net loss carryforwards and built in losses under Section 382 of the Internal Revenue Code. The Company can provide no assurance that the rights plan will protect the Company's ability to use its net operating losses and unrealized losses to reduce potential future federal income tax obligations. (See Note H, "Employee Incentive, Stock and Shareholder Rights Plans.")

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

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2008, there were no matters submitted to a vote of security holders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
               Securities

Market for Common Equity, Common Stock Prices and Dividends

The Company lists its common shares on the NYSE, trading under the symbol "RYL." The latest reported sale price of the Company's common stock on February 12, 2009 was $17.49, and there were approximately 2,087 common stockholders of record.

The table below presents high and low market prices and dividend information for the Company.

2008	HIGH	LOW	DIVIDENDS DECLARED PER SHARE	2007	HIGH	LOW	DIVIDENDS DECLARED PER SHARE

First quarter	$35.64	$20.25	$0.12	First quarter	$60.13	$41.96	$0.12
Second quarter	37.85	21.81	0.12	Second quarter	48.61	37.22	0.12
Third quarter	30.00	18.11	0.12	Third quarter	39.33	20.19	0.12
Fourth quarter	27.75	9.95	0.03	Fourth quarter	29.67	19.51	0.12

Issuer Purchases of Equity Securities

The Company did not purchase any of its own equity securities during the year ended December 31, 2008.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company's stock price on that date. During 2007, approximately 747,000 shares had been repurchased in accordance with this authorization. At December 31, 2008, there were approximately 8.1 million additional shares available for purchase in accordance with this authorization based on the Company's stock price on that date. This authorization does not have an expiration date.

Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company's cumulative total stockholder returns since December 31, 2003 to the Dow Jones U.S. Home Construction and S&P 500 indices for the calendar years ending December 31:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among The Ryland Group, Inc., The S&P 500 Index
And The Dow Jones U.S. Home Construction Index

    * $100 invested on 12/31/03 in stock or index-including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company's equity compensation plan information as of December 31, 2008, is summarized as follows:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,134,903	$ 37.97	2,518,606
Equity compensation plans not approved by stockholders[1]	–	–	–

1
The Company does not have any equity compensation plans that have not been approved by stockholders.

Item 6.    Selected Financial Data

(in millions, except per share data) unaudited	2008		2007		2006		2005		2004

ANNUAL RESULTS
REVENUES
Homebuilding	$1,912		$2,960		$4,654		$4,726		$3,867
Financial services	64		92		126		117		107

TOTAL REVENUES	1,976		3,052		4,780		4,843		3,974
Cost of sales	2,003		3,034		3,640		3,538		2,970
(Earnings) loss from unconsolidated joint ventures	44		–		–		–		(6)
Selling, general and administrative	334		438		565		576		489
Expenses related to early retirement of debt	1		–		8		8		–

Earnings (loss) before taxes	(406)		(420)		567		721		521
Tax expense (benefit)	(9)		(86)		207		274		201

NET EARNINGS (LOSS)	$(397)		$(334)		$360		$447		$320

YEAR-END POSITION
ASSETS
Cash and cash equivalents	$423		$244		$215		$461		$88
Housing inventories	1,096		1,813		2,772		2,580		2,024
Other assets	344		494		430		346		313

TOTAL ASSETS	1,863		2,551		3,417		3,387		2,425

LIABILITIES
Debt	790		839		950		922		559
Other liabilities and minority interest	348		587		956		1,089		809

TOTAL LIABILITIES	1,138		1,426		1,906		2,011		1,368

STOCKHOLDERS' EQUITY	$725		$1,125		$1,511		$1,376		$1,057

PER COMMON SHARE DATA
NET EARNINGS (LOSS)
Basic	$(9.33)		$(7.92)		$8.14		$9.52		$6.72
Diluted	(9.33)		(7.92)		7.83		9.03		6.36
DIVIDENDS DECLARED	$0.39		$0.48		$0.48		$0.30		$0.21
STOCKHOLDERS' EQUITY	$16.97		$26.68		$35.46		$29.68		$22.32
OTHER FINANCIAL DATA
Adjusted EBITDA[1]	$33		$260		$744		$814		$604
Adjusted EBITDA/interest incurred[2]	0.7	X	4.2	X	10.3	X	12.2	X	11.4	X
Return on beginning equity[3]	(35.3)%		(22.1)%		26.2%		42.3%		38.9%
Net debt-to-capital[4]	33.6%		34.6%		32.7%		25.1%		30.8%

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

The following table sets forth the computation of Adjusted EBITDA for each period presented:

	YEAR ENDED DECEMBER 31,
(in thousands)	2008	2007	2006	2005	2004

Earnings (loss) before taxes	$(405,764)	$(420,098)	$567,108	$721,051	$521,212
Inventory and other asset impairments and write-offs	325,480	583,363	81,314	3,798	1,588
Interest expense	220	98	205	738	1,227
Capitalized interest amortized to cost of sales	61,146	41,689	48,708	45,483	41,764
Depreciation and amortization	52,215	54,494	46,731	43,166	38,519

Adjusted EBITDA	$33,297	$259,546	$744,066	$814,236	$604,310

A reconciliation of Adjusted EBITDA to net cash provided by operations, the most directly comparable GAAP measure, is provided below for each period presented:

	YEAR ENDED DECEMBER 31,
(in thousands)	2008	2007	2006	2005	2004

Net cash provided by (used for) operating activities	$248,426	$228,140	$14,637	$216,264	$(78,471)
(Decrease) increase in inventories	(383,237)	(273,355)	263,444	494,769	587,150
Tax expense (benefit)	(9,179)	(86,572)	207,166	273,999	200,667
Deferred tax valuation allowance	(143,784)	(75,166)	–	–	–
Interest expense	220	98	205	738	1,227
Capitalized interest amortized to cost of sales	61,146	41,689	48,708	45,483	41,764
Net change in other assets, payables and other liabilities	239,388	412,984	217,488	(175,358)	(104,424)
Stock-based compensation expense	(9,048)	(12,257)	(25,593)	(18,862)	(15,208)
Excess tax benefit from exercise of stock options and vesting of restricted stock	3,138	6,714	14,632	(30,505)	(17,475)
Other	26,227	17,271	3,379	7,708	(10,920)

Adjusted EBITDA	$33,297	$259,546	$744,066	$814,236	$604,310

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. The factors and assumptions upon which any forward-looking statements herein are based are subject to risks and uncertainties which include, among others:

•
economic changes nationally or in the Company's local markets, including volatility and increases in interest rates, inflation, continued weakness in consumer demand and confidence levels and the state of the market for homes in general;
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
•
changes in the Company's effective tax rate and assumptions and valuations related to its tax accounts;
•
the risk factors set forth in this Annual Report on Form 10-K; and
•
other factors over which the Company has little or no control.

Results of Operations
Overview

Operating conditions became progressively worse during 2008 as the economy's decline accelerated late in the year, extending the industry's downturn which began in 2006. Since the latter half of 2007, a lack of availability of mortgage products resulting from an industry-wide increase in loan delinquency and foreclosure rates, as well as the related tightening of credit standards, has impacted the housing industry and the Company's ability to attract qualified homebuyers. These factors have exacerbated already high inventory levels of new and resale homes, increased cancellation levels and weakened consumer confidence. Demand pressure from foreclosures and unsettled credit markets continued through 2008 while rising unemployment and declining consumer confidence slowed the decline in existing and new housing inventories. Consequently, the Company continued to report declines in the volume of homes sold, decreases in prices, high sales contract cancellation rates and as a result, recorded additional valuation adjustments. In an effort to compensate for these developments, it has continued its operating strategy, focusing on cash generation and debt reduction through increased sales price discounts and other incentives; opportunistic land sales; monetization of its deferred tax assets through consummation of transactions creating loss carrybacks to 2006; reductions in excess inventory and existing commitments to purchase land through contract renegotiations and cancellations; controlled development spending; renegotiations of contracts with subcontractors and suppliers; reductions in overhead expense to more closely match projected volume levels; and repayment or repurchase of debt at a discount. As a result, the Company operated from 31.6 percent fewer active communities in 2008 than in 2007, and its inventory of lots controlled as of December 31, 2008 was down 41.0 percent from a year ago. The Company believes that access to traditional capital will be constrained in the early stages of a recovery and that lenders will migrate to homebuilders with the strongest balance sheets. To insure that the Company participates in the initial stages of a recovery, it has formed a limited liability company with Oaktree Capital, the purpose of which will be to jointly acquire and develop distressed and other residential real estate assets. The Company believes that its cash balances, low net debt-to-capital ratio, manageable inventory pipelines, and early access to liquidity and land will allow it to ultimately take advantage of opportunities that may arise facilitating accelerated growth and market share as conditions improve.

Due to increased price reductions and sales incentives, evaluation of the Company's inventory through quarterly impairment analyses during 2008 resulted in $257.4 million of inventory valuation adjustments. Charges of $22.5 million related to the abandonment of land purchase option contracts reflect the deterioration of specific related returns and the assumption that recent price reductions are indicative of price levels for the foreseeable future. In addition, the Company recorded valuation allowances totaling $143.8 million against its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." These assets were largely the result of inventory impairments taken during the year and reflect uncertainty with regard to the duration of current conditions in housing markets. Should the Company generate significant taxable income in future years, it will reverse the allowance in the form of a lower effective income tax rate. Additionally, the Company evaluated the recoverability of its goodwill, which resulted in a $2.8 million impairment charge during 2008. There was no remaining goodwill at December 31, 2008.

For the year ended December 31, 2008, the Company reported a consolidated net loss of $396.6 million, or $9.33 per diluted share, compared to a net loss of $333.5 million, or $7.92 per diluted share, for 2007 and earnings of $359.9 million, or $7.83 per diluted share, for 2006. The decrease in earnings over the past two years was due to a decline in revenues, inventory valuation adjustments and other write-offs resulting from deteriorating market conditions, as well as from a more competitive sales environment in most markets.

Total revenues were $2.0 billion for the year ended December 31, 2008, compared to $3.1 billion for the same period in 2007, a decrease of $1.1 billion, or 35.2 percent. This decrease was primarily due to a decline in closings, average closing price and mortgage originations. Total revenues for 2007 decreased from 2006 levels by $1.7 billion, or 36.2 percent, primarily due to a decline in closing volume, average closing price and mortgage originations. Homebuilding pretax operating margins were negative 20.2 percent for 2008, compared to negative 14.4 percent for 2007 and 12.3 percent for 2006. The decreases in margins were primarily due to increased price concessions and sales incentives in most markets, as well as to inventory and other valuation adjustments and write-offs.

Adjusted EBITDA was $33.3 million for the year ended December 31, 2008, compared to $259.5 million and $744.1 million for the same periods in 2007 and 2006, respectively. The Company's ratio of Adjusted EBITDA to interest incurred was 0.7 for the year ended December 31, 2008, compared to 4.2 for 2007 and 10.3 for 2006. In an effort to position itself for competitive industry conditions in 2009, the Company generated cash flow from its operations, in part, by reducing land acquisitions, development activity and its obligations to take down land in the future. At December 31, 2008, it had 16,345 fewer lots under control, or a 41.0 percent decrease from year-end 2007.

Consolidated inventories owned by the Company, which include homes under construction; land under development and improved lots; and inventory held-for-sale, declined 37.8 percent to $1.1 billion at December 31, 2008, from $1.7 billion at December 31, 2007. Homes under construction decreased by 35.3 percent to $464.8 million at December 31, 2008, compared to $718.0 million at December 31, 2007. Land under development and improved lots decreased by 42.4 percent to $547.3 million at December 31, 2008, compared to $949.7 million at December 31, 2007. Inventory held-for-sale decreased 0.4 percent and totaled $69.0 million at December 31, 2008, compared to $69.2 million at December 31, 2007.

The Company's balance sheet continues to reflect its conservative strategy and transparency. The Company ended the year with $423.3 million in cash, $160.7 million in current taxes receivable, no borrowings against its revolving credit facility and no debt maturities until 2012. In January 2009, it gained access to additional capital through the formation of a joint venture for the acquisition and development of new projects. The Company was not a significant participant in off–balance sheet financing outside of traditional option contracts with land developers, and its investments in joint ventures at December 31, 2008, was not significant. The Company's net debt-to-capital ratio was 33.6 percent at December 31, 2008, compared to 34.6 percent and 32.7 percent for the same periods in 2007 and 2006, respectively. As a result of the revaluation of a significant portion of inventory and deferred tax assets, and balancing of cash flow with inventory management and leverage objectives, stockholders' equity per share declined by 36.4 percent to $16.97 in 2008, compared to $26.68 in 2007 and $35.46 in 2006. The Company's book value at December 31, 2008, was 100.0 percent tangible.

Homebuilding Overview

The combined homebuilding operations reported pretax losses of $385.9 million and $425.0 million for 2008 and 2007, respectively, compared to earnings of $573.1 million for 2006. Homebuilding results in 2008 improved from 2007 primarily due to lower inventory valuation adjustments and write-offs, partially offset by a decline in closings and margins and higher losses from land sales. Homebuilding results in 2007 decreased from 2006 due to a decline in closings and margins and to the impact of inventory valuation adjustments and write-offs.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2008	2007	2006

REVENUES
Housing	$1,856,647	$2,937,435	$4,545,594
Land and other	54,984	22,759	108,326

TOTAL REVENUES	1,911,631	2,960,194	4,653,920
EXPENSES
Cost of sales
Housing	1,642,389	2,434,774	3,481,882
Land and other	80,833	20,589	83,536
Valuation adjustments and write-offs	280,120	578,778	74,397

Total cost of sales	2,003,342	3,034,141	3,639,815
(Earnings) loss from unconsolidated joint ventures	43,900	(342)	260
Selling, general and administrative	250,278	351,376	440,702

TOTAL EXPENSES	2,297,520	3,385,175	4,080,777

PRETAX EARNINGS (LOSS)	$(385,889)	$(424,981)	$573,143

Closings (units)	7,352	10,319	15,392
Housing gross profit margins	(3.2)%	(0.4)%	21.8%
Selling, general and administrative expense	13.1%	11.9%	9.5%

New orders represent sales contracts that have been signed by the homebuyer and approved by the Company, subject to cancellation. The dollar value of new orders decreased $953.0 million, or 39.2 percent, to $1.5 billion for the year ended December 31, 2008, from $2.4 billion for the year ended December 31, 2007. The dollar value of new orders declined by 24.3 percent to $2.4 billion in 2007 from $3.2 billion for the same period in 2006. This decrease in new orders was primarily attributable to the softening of demand and to the higher existing and new home inventory levels in most markets that reflected a deteriorating economic environment. Additionally, market uncertainty and heightened price competition among homebuilders led to rising cancellation rates by homebuyers and were a major factor in these declines. Cancellation rates totaled 35.0 percent, 37.0 percent and 37.1 percent for the years ended December 31, 2008, 2007 and 2006, respectively. Unit orders decreased 32.7 percent to 6,042 new orders in 2008, compared to 8,982 new orders in 2007. Unit orders declined 19.3 percent to 8,982 new orders in 2007, compared to 11,134 new orders in 2006.

Homebuilding revenues fell 35.4 percent for 2008, compared to 2007, due to a 28.8 percent decrease in closings and an 11.6 percent decrease in average closing price. As a result of these same market trends, homebuilding revenues fell 36.4 percent for 2007, compared to 2006, due to a 33.0 percent decrease in closings and a 3.4 percent decrease in average closing price.

In order to manage risk and return of land investments, match land supply with anticipated volume levels and monetize marginal land positions through the carryback of tax losses, the Company executed several land and lot sales during the year. Homebuilding revenues for the year ended December 31, 2008, included $55.0 million from land and lot sales, compared to $21.2 million for 2007 and $94.3 million for 2006, which contributed a net loss of $25.8 million to pretax losses in 2008, compared to net gains of $2.2 million and $24.8 million to pretax earnings in 2007 and 2006, respectively. Housing gross profit margins averaged negative 3.2 percent for 2008, a decrease from negative 0.4 percent for 2007 and 21.8 percent for 2006. The decline in 2008 was primarily attributable to increased price concessions and sales incentives, as well as to price reductions that related to home deliveries. Housing gross profit margins, excluding inventory and joint venture valuation adjustments and write-offs, were 11.6 percent, 17.1 percent and 23.4 percent for the years ended December 31, 2008, 2007 and 2006, respectively. Gross profit margins from land sales were negative 47.0 percent for December 31, 2008, compared to 10.3 percent and 26.3 percent for the years ended December 31, 2007 and 2006, respectively. Price concessions and sales incentives, as a percentage of revenues, totaled 15.0 percent, 12.1 percent and 7.1 percent for the years ended December 31, 2008, 2007 and 2006, respectively. The effect of price declines, valuation adjustments and write-offs was partially offset by the amortization of valuation allowances based on home closings, which impacted housing gross profit margins by 6.7 percent, 1.7 percent and 0.1 percent for the years ended December 31, 2008, 2007 and 2006, respectively.

In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," inventory is reviewed for potential write-downs on an ongoing basis. SFAS 144 requires that, in the event that impairment indicators are present, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. For inventory held and used, undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors. The Company's analysis of these communities generally assumes current revenues equal to current sales orders for particular or comparable communities. The Company's determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams. When determining the value of inventory held-for-sale, the Company considers recent offers, comparable sales and/or estimated cash flows. Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when events or circumstances indicate that the carrying values are greater than the fair values. Due to continued pressure on home prices symptomatic of excess home inventories in many markets, the Company recorded inventory impairment charges of $257.4 million, $504.0 million and $62.9 million during the years ended December 31, 2008, 2007 and 2006, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair value. Approximately 92 percent of these impairment charges were recorded to residential land and lots and land held for development, while approximately 8 percent of these charges were recorded to residential construction in progress and finished homes in inventory. At December 31, 2008, the fair value of the Company's inventory subject to valuation adjustments of $257.4 million during the year, net of impairments, was $222.8 million. There were 112 communities with write-downs in 2008, compared to 101 communities in 2007. Inventory and other impairment charges and write-offs of deposits and acquisition costs reduced total housing gross profit margins by 14.8 percent in 2008, 17.5 percent in 2007 and 1.6 percent in 2006. Should market conditions deteriorate or costs increase, it is possible that the Company's estimates of undiscounted cash flows from its communities could decline, resulting in additional future inventory impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue. During the year ended December 31, 2008, the Company wrote off $21.7 million of earnest money deposits and $795,000 of feasibility costs. For the same period in 2007, write-offs of earnest money deposits and feasibility costs related to land purchase option contracts that the Company would not pursue were $72.6 million and $4.6 million, respectively. For the same period in 2006, write-offs of earnest money deposits and feasibility costs were $10.9 million and $6.9 million, respectively. Should weak homebuilding market conditions persist and the Company be unsuccessful in its efforts to renegotiate certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Selling, general and administrative expenses, as a percentage of revenue, were 13.1 percent for 2008, 11.9 percent for 2007 and 9.5 percent for 2006. The percentage increase for 2008, compared to 2007, was mainly attributable to a decline in revenues, as well as to severance, relocation, model abandonment and goodwill impairment costs and charges that collectively totaled $25.9 million, partially offset by lower marketing and advertising costs per unit. Excluding these costs, selling, general and administrative expenses, as a percentage of revenue, were 11.7 percent, 11.0 percent and 9.4 percent for the years ended December 31, 2008, 2007 and 2006, respectively. Exclusive of the aforementioned one-time charges, the percentage increase for 2007, compared to 2006, was mainly attributable to lower overhead leverage due to lower volume levels and to higher marketing and advertising costs per unit, partially offset by reduced incentive compensation expense. Selling, general and administrative expense dollars decreased $101.1 million for the year ended December 31, 2008, versus the same period in 2007, and $89.3 million for the year ended December 31, 2007, versus the same period in 2006.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $46.9 million, $62.0 million and $71.8 million in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, the homebuilding segments capitalized all interest incurred, except $604,000 in charges related to the reduction of commitments for the Company's revolving credit facility in 2008, due to continued development and construction activity. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

Homebuilding Segment Information

The Company's homebuilding operations consist of four geographically determined regional reporting segments: North, Southeast, Texas and West.

Conditions have continued to be most challenging in geographical areas that have previously experienced the highest price appreciation, such as the California, Chicago, Florida, Las Vegas, Phoenix and Washington, D.C., markets. As a result of declining affordability, decreased demand and changes in buyer perception, the excess supply of housing inventory has been greater in these areas. In an attempt to maintain market share and reduce inventory investment to better match current sales volume levels, the Company has increased its use of sales discounting and incentives. As a result, it had to take additional inventory impairment charges in many markets. Of the Company's total lots or homes with valuation adjustments during 2008, 28.9 percent of total lots were impaired in the North, 21.4 percent in the Southeast, 2.7 percent in Texas and 47.0 percent in the West.

The following table provides a summary of the Company's inventory and other impairments taken for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006

NORTH
Inventory valuation adjustments	$99,037	$86,957	$3,694
Option deposit and feasibility cost write-offs	4,906	27,337	3,853
Joint venture and other* impairments	35,903	–	71

Total	139,846	114,294	7,618
SOUTHEAST
Inventory valuation adjustments	74,813	112,721	1,789
Option deposit and feasibility cost write-offs	5,834	25,250	5,868
Joint venture and other* impairments	3,390	2,073	438

Total	84,037	140,044	8,095
TEXAS
Inventory valuation adjustments	11,126	2,744	100
Option deposit and feasibility cost write-offs	11,319	775	248
Joint venture and other* impairments	227	31	–

Total	22,672	3,550	348
WEST
Inventory valuation adjustments	72,413	301,533	57,327
Option deposit and feasibility cost write-offs	392	23,805	7,886
Joint venture and other* impairments	8,922	15,520	40

Total	81,727	340,858	65,253
TOTAL
Inventory valuation adjustments	257,389	503,955	62,910
Option deposit and feasibility cost write-offs	22,451	77,167	17,855
Joint venture and other* impairments	48,442	17,624	549

Total	$328,282	$598,746	$81,314

*
Other includes impairments to other assets.

New Orders

New order dollars decreased 39.2 percent for the year ended December 31, 2008, compared to 2007. New orders for 2008 decreased 29.1 percent in the North, 33.4 percent in the Southeast, 27.9 percent in Texas and 44.1 percent in the West. New orders for 2007 decreased 16.4 percent in the North, 22.2 percent in the Southeast, 27.1 percent in Texas and 4.6 percent in the West. In 2008 and 2007, the decline in new orders was primarily due to a softening of demand and consumer confidence; rising levels of foreclosures and overall housing inventory; increasing competition for a diminished number of buyers; and declining community counts resulting from project abandonment and low land acquisition activity in most markets. The cancellation rate was 35.0 percent for the year ended December 31, 2008, versus 37.0 percent and 37.1 percent for 2007 and 2006, respectively.

The Company experiences seasonal variations in its quarterly operating results and capital requirements. Historically, new order activity is higher in the spring and summer months. As a result, the Company typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of its fiscal year. However, historical results are not necessarily indicative of current or future homebuilding activities.

The following table is a summary of the Company's new orders (units and aggregate sales value) for the years ended December 31, 2008, 2007 and 2006:

	2008	% CHG	2007	% CHG	2006	% CHG

UNITS
North	1,770	(29.1)%	2,496	(16.4)%	2,987	(31.1)%
Southeast	1,640	(33.4)	2,461	(22.2)	3,164	(43.8)
Texas	1,701	(27.9)	2,359	(27.1)	3,237	(12.6)
West	931	(44.1)	1,666	(4.6)	1,746	(54.7)

Total	6,042	(32.7)%	8,982	(19.3)%	11,134	(36.4)%

DOLLARS (in millions)
North	$471	(38.5)%	$765	(21.1)%	$970	(28.4)%
Southeast	403	(38.4)	653	(29.1)	921	(43.2)
Texas	368	(25.5)	494	(24.3)	653	(3.9)
West	235	(54.6)	518	(22.2)	666	(55.0)

Total	$1,477	(39.2)%	$2,430	(24.3)%	$3,210	(37.5)%

The following table provides the Company's cancellation percentages for the years ended December 31, 2008, 2007 and 2006:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

North	36.1%	34.8%	31.5%
Southeast	32.0	39.7	39.0
Texas	33.4	35.1	32.2
West	40.1	38.3	48.3

Total	35.0%	37.0%	37.1%

The cancellation rate for the year ended December 31, 2008, was 35.0 percent, compared to 37.0 percent and 37.1 percent for the years ended 2007 and 2006, respectively.

Closings

The following table provides the Company's closings and average closing prices for the years ended December 31, 2008, 2007 and 2006:

	2008	% CHG	2007	% CHG	2006	% CHG

UNITS
North	2,162	(19.5)%	2,687	(25.4)%	3,604	(17.5)%
Southeast	2,187	(30.7)	3,154	(38.5)	5,126	4.9
Texas	1,908	(29.4)	2,703	(23.8)	3,546	5.4
West	1,095	(38.3)	1,775	(43.0)	3,116	(23.1)

Total	7,352	(28.8)%	10,319	(33.0)%	15,392	(7.7)%

AVERAGE PRICE (in thousands)
North	$281	(11.6)%	$318	(0.6)%	$320	3.2%
Southeast	253	(13.4)	292	(0.3)	293	15.4
Texas	216	2.9	210	8.8	193	9.0
West	258	(23.0)	335	(13.0)	385	8.1

Total	$252	(11.6)%	$285	(3.4)%	$295	6.1%

Outstanding Contracts

Outstanding contracts denote the Company's backlog of homes sold but not closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters. At December 31, 2008, the Company had outstanding contracts for 1,559 units, representing a 45.7 percent decrease from year end 2007. The $407.1 million value of outstanding contracts at December 31, 2008, represented a decrease of 48.2 percent from December 31, 2007, primarily due to a 32.7 percent decline in unit orders. Average sales price decreases resulted primarily from slowing market trends, high inventory levels for new and resale housing, and a more competitive sales environment.

	DECEMBER 31, 2008			DECEMBER 31, 2007			DECEMBER 31, 2006
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)

North	574	$161	$280	966	$298	$307	1,157	$387	$334
Southeast	399	107	267	946	257	272	1,639	526	321
Texas	469	111	238	676	155	230	1,020	228	224
West	117	28	242	281	76	269	390	153	391

Total	1,559	$407	$261	2,869	$786	$274	4,206	$1,294	$308

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006

NORTH
Revenues	$639,814	$857,448	$1,196,335
Expenses
Cost of sales	689,455	806,851	917,804
(Earnings) loss from unconsolidated joint ventures	35,448	(902)	–
Selling, general and administrative expenses	71,069	88,576	107,895

Total expenses	795,972	894,525	1,025,699

Pretax earnings (loss)	$(156,158)	$(37,077)	$170,636
Housing gross profit margins	(11.6)%	5.9%	23.7%

SOUTHEAST
Revenues	$558,194	$929,168	$1,522,123
Expenses
Cost of sales	577,451	886,763	1,128,636
(Earnings) loss from unconsolidated joint ventures	–	(28)	(215)
Selling, general and administrative expenses	76,192	101,852	140,582

Total expenses	653,643	988,587	1,269,003

Pretax earnings (loss)	$(95,449)	$(59,419)	$253,120
Housing gross profit margins	(0.1)%	4.7%	25.9%

TEXAS
Revenues	$415,761	$571,689	$695,356
Expenses
Cost of sales	383,243	479,826	564,107
(Earnings) loss from unconsolidated joint ventures	(289)	(24)	(104)
Selling, general and administrative expenses	52,635	64,789	71,499

Total expenses	435,589	544,591	635,502

Pretax earnings (loss)	$(19,828)	$27,098	$59,854
Housing gross profit margins	8.8%	16.1%	18.5%

WEST
Revenues	$297,862	$601,889	$1,240,106
Expenses
Cost of sales	353,193	860,701	1,029,268
(Earnings) loss from unconsolidated joint ventures	8,741	612	579
Selling, general and administrative expenses	50,382	96,159	120,726

Total expenses	412,316	957,472	1,150,573

Pretax earnings (loss)	$(114,454)	$(355,583)	$89,533
Housing gross profit margins	(8.8)%	(33.1)%	16.8%

TOTAL
Revenues	$1,911,631	$2,960,194	$4,653,920
Expenses
Cost of sales	2,003,342	3,034,141	3,639,815
(Earnings) loss from unconsolidated joint ventures	43,900	(342)	260
Selling, general and administrative expenses	250,278	351,376	440,702

Total expenses	2,297,520	3,385,175	4,080,777

Pretax earnings (loss)	$(385,889)	$(424,981)	$573,143
Housing gross profit margins	(3.2)%	(0.4)%	21.8%

Homebuilding Segments 2008 versus 2007

North—Homebuilding revenues decreased by 25.4 percent to $639.8 million in 2008 from $857.4 million in 2007 primarily due to a 19.5 percent decline in the number of homes delivered and an 11.6 percent decrease in average closing price. Gross margins on home sales were negative 11.6 percent in 2008, compared to 5.9 percent in 2007. This decrease was primarily attributable to inventory and other valuation adjustments and write-offs of $136.2 million, as well as to increased price concessions and sales incentives that totaled 18.6 percent in 2008, versus 13.2 percent in 2007. As a result, the North region incurred $156.2 million of pretax losses in 2008, compared to $37.1 million of pretax losses in 2007.

Southeast—Homebuilding revenues were $558.2 million in 2008, compared to $929.2 million in 2007, a decrease of 39.9 percent, primarily due to a 30.7 percent decline in the number of homes delivered and a 13.4 percent decrease in average closing price. Gross margins on home sales were negative 0.1 percent in 2008, compared to 4.7 percent in 2007. This decrease was primarily attributable to inventory valuation adjustments and write-offs of $69.7 million, as well as to increased price concessions and sales incentives that totaled 13.3 percent in 2008, versus 12.2 percent in 2007. In addition, selling, general and administrative costs were 13.6 percent of revenues in 2008, compared to 11.0 percent in 2007 due, in part, to a $2.8 million goodwill impairment charge. As a result, the Southeast region incurred $95.4 million of pretax losses in 2008, compared to $59.4 million of pretax losses in 2007.

Texas—Homebuilding revenues decreased by 27.3 percent to $415.8 million in 2008 from $571.7 million in 2007 primarily due to a 29.4 percent decline in the number of homes delivered, partially offset by a 2.9 percent increase in average sales price. Gross margins on home sales were 8.8 percent in 2008, compared to 16.1 percent in 2007. This decrease was primarily attributable to the mix of product delivered during the year, as well as to inventory valuation adjustments and write-offs of $21.9 million, and to increased price concessions and sales incentives that totaled 9.6 percent of revenues in 2008, versus 7.4 percent in 2007. As a result, the Texas region incurred $19.8 million of pretax losses in 2008, compared to $27.1 million of pretax earnings in 2007.

West—Homebuilding revenues decreased by $304.0 million, or 50.5 percent, to $297.9 million in 2008, compared to $601.9 million in 2007, primarily due to a 38.3 percent decline in the number of homes delivered and to a 23.0 percent decrease in average closing price. Gross margins on home sales were negative 8.8 percent in 2008, compared to negative 33.1 percent in 2007. This change was primarily attributable to lower inventory valuation adjustments and write-offs that totaled $46.7 million in 2008, compared to $260.7 million in 2007, partially offset by a rise in price concessions and sales incentives that totaled 17.3 percent of revenues in 2008, compared to 14.7 percent in 2007. As a result, the West region incurred $114.5 million of pretax losses in 2008, compared to $355.6 million of pretax losses in 2007.

Homebuilding Segments 2007 versus 2006

North—Homebuilding revenues decreased by 28.3 percent to $857.4 million in 2007 from $1.2 billion in 2006 primarily due to a 25.4 percent decline in the number of homes delivered. Gross margins on home sales were 5.9 percent in 2007, compared to 23.7 percent in 2006. This decrease was primarily attributable to inventory valuation adjustments and write-offs of $111.7 million, as well as to increased price concessions and sales incentives that totaled 13.2 percent of revenues in 2007, versus 7.9 percent in 2006. As a result, the North region incurred $37.1 million of pretax losses in 2007, compared to $170.6 million of pretax earnings in 2006.

Southeast—Homebuilding revenues were $929.2 million in 2007, compared to $1.5 billion in 2006, a decrease of 39.0 percent, primarily due to a 38.5 percent decline in the number of homes delivered. Gross margins on home sales were 4.7 percent in 2007, compared to 25.9 percent in 2006. This decrease was primarily due to inventory valuation adjustments and write-offs of $138.9 million, as well as to increased price concessions and sales incentives that totaled 12.2 percent of revenues in 2007, versus 5.6 percent in 2006. As a result, the Southeast region incurred $59.4 million of pretax losses in 2007, compared to $253.1 million of pretax earnings in 2006.

Texas—Homebuilding revenues decreased by 17.8 percent to $571.7 million in 2007 from $695.4 million in 2006 primarily due to a 23.8 percent decline in the number of homes delivered, partially offset by an 8.8 percent increase in average sales price. Gross margins on home sales decreased to 16.1 percent in 2007, compared to 18.5 percent in 2006, primarily due to the mix of product delivered during the year, as well as to inventory valuation adjustments and write-offs of $3.2 million and increased price concessions and sales incentives that totaled 7.4 percent of revenues in 2007, versus 6.3 percent in 2006. As a result, the Texas region generated $27.1 million of pretax earnings in 2007, compared to $59.9 million of pretax earnings in 2006.

West—Homebuilding revenues decreased $638.2 million, or 51.5 percent, to $601.9 million in 2007, compared to $1.2 billion in 2006, primarily due to a 43.0 percent decline in the number of homes delivered and to a 13.0 percent decrease in average closing price. Gross margins on home sales were negative 33.1 percent in 2007, compared to 16.8 percent in 2006. Gross margins on home sales decreased in 2007 due to inventory valuation adjustments and write-offs of $260.7 million, as well as to increased price concessions and sales incentives that totaled 14.7 percent of revenues in 2007, compared to 8.7 percent in 2006. In addition, selling, general and administrative costs were 16.0 percent of revenues in 2007, compared to 9.7 percent in 2006, due to declining leverage, severance and relocation costs, and feasibility cost write-offs. As a result, the West region incurred $355.6 million of pretax losses in 2007, compared with $89.5 million of pretax earnings in 2006.

Financial Services

The Company's financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. In addition to being a valuable asset to customers, the financial services segment generates a profit for the Company. Providing mortgage financing and other services to its customers allows the Company to better monitor its backlog and closing process. The majority of loans originated are sold within one business day of the date they close. The third party purchaser then services and manages the loans, assuming nearly all of the credit risk of borrower default. The Company also provided construction-related insurance to subcontractors in its western markets through June 2008. Additionally, the financial services segment also offers insurance for liability risks, specifically homeowners' structural warranty coverage, arising in connection with the homebuilding business of the Company.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2008	2007	2006

REVENUES
Net gains on sales of mortgages	$28,556	$31,126	$44,231
Origination fees	16,997	25,678	39,589
Title/escrow/insurance	17,440	33,734	41,086
Interest and other	1,500	1,143	1,427

TOTAL REVENUES	64,493	91,681	126,333
EXPENSES	41,466	50,754	58,638

PRETAX EARNINGS	$23,027	$40,927	$67,695

Originations (units)	5,634	7,653	11,744
Ryland Homes origination capture rate	82.2%	78.8%	81.9%
Mortgage-backed securities and notes receivable average balance	$370	$446	$1,707

In 2008, RMC's mortgage origination operations consisted primarily of mortgage loans originated in connection with the sale of the Company's homes. The number of mortgage originations was 5,634 for 2008, compared to 7,653 for 2007 and 11,744 for 2006. During 2008, total dollar originations were $1.3 billion, of which 99.6 percent was for purchases of homes built by the Company and the remaining amount was for either purchases of homes built by others, purchases of existing homes or refinancing of existing mortgage loans. The capture rate of mortgages originated for customers of the Company's homebuilding operations was 82.2 percent in 2008, compared to 78.8 percent in 2007 and 81.9 percent in 2006.

The financial services segment reported pretax earnings of $23.0 million for 2008, compared to $40.9 million for 2007 and $67.7 million for 2006. The decrease in 2008, compared to 2007, was primarily attributable to a 26.4 percent decline in the number of mortgages originated due to a slowdown in the homebuilding markets, a 10.1 percent decrease in average loan size and a $2.5 million decline in sales of its insurance renewal rights in 2008, compared to 2007, partially offset by the recognition of a $1.7 million gain related to the 2008 implementation of Staff Accounting Bulletin No. 109 ("SAB 109"), "Written Loan Commitments Recorded at Fair Value Through Earnings," which requires that servicing rights related to interest rate lock commitments be recorded at fair value. The decrease in 2007, compared to 2006, was primarily attributable to a 34.8 percent decline in the number of mortgages originated due to a slowdown in the homebuilding markets, a decline in the availability of mortgage products and a 1.8 percent decrease in loan size, partially offset by a $4.4 million gain on the sale of the segment's insurance renewal rights in 2007.

Revenues for the financial services segment declined 29.7 percent to $64.5 million for 2008, compared to $91.7 million for 2007. The decrease was primarily attributable to a 26.4 percent decline in the number of mortgages originated and sold due to a slowdown in the homebuilding markets and to the midyear cessation of the subcontractor insurance program. In 2007, revenues for the financial services segment declined 27.4 percent to $91.7 million from $126.3 million in 2006. The decrease in 2007, compared to 2006, was primarily attributable to a 34.8 percent decline in the number of mortgages originated and sold due to a slowdown in the homebuilding markets.

General and administrative expenses decreased to $41.5 million for the year ended December 31, 2008, from $50.8 million for the year ended December 31, 2007, primarily due to personnel reductions made in an effort to align overhead with lower production volumes and lower reserves for the subcontractor insurance program that was terminated midyear, partially offset by an increase of $3.7 million in indemnification expense. General and administrative expenses decreased for the year ended December 31, 2007, compared to 2006, primarily due to personnel reductions made in an effort to align overhead with lower production volumes, partially offset by an increase of $1.6 million in mortgage indemnification expense.

In 2007, increased delinquencies of primarily "subprime" mortgages in secondary markets resulted in a significant decrease in the availability of these mortgage products. During 2008, RMC did not originate mortgage loans that would be classified as "subprime" or "Alt-A." All of the mortgage loans originated by RMC during the year were either "government" or "prime" mortgage loans. "Prime" mortgage loans are generally defined as agency loans (FNMA/FHLMC) and any nonconforming loans that would otherwise meet agency criteria. Generally, they are borrowers with FICO scores that exceed 620. Approximately 86 percent of the mortgage loans originated by RMC during 2008 were sold to Countrywide Financial Corporation ("Countrywide") pursuant to their loan purchase agreement with the Company. The remaining loans were sold to investors, such as U.S. Bank Corporation, CitiMortgage, Wells Fargo and Freddie Mac, or to specialized state bond loan programs. Except in rare circumstances, RMC is not required to repurchase mortgage loans. Generally, the Company is required to indemnify Countrywide, or another investor to which mortgage loans are sold, if there are losses due to origination errors caused by RMC, when it is shown that there has been undiscovered fraud on the part of the borrower, or if the borrower does not make his first payment. The Company paid $3.2 million and $375,000 in indemnification expense during 2008 and 2007, respectively, and held reserves of $5.4 million and $2.7 million for future losses as of December 31, 2008 and 2007, respectively.

Corporate

Corporate expenses were $42.3 million for 2008, $35.6 million for 2007 and $66.0 million for 2006. Corporate expenses for 2008, compared to 2007, increased primarily due to a $5.7 million rise in losses within the market value of investments included in the Company's benefit plans. Corporate expenses for 2007, compared to 2006, declined primarily due to lower incentive compensation expense that resulted from declining earnings and stock price.

In 2008, the Company recorded an expense of approximately $604,000 that was associated with the reduction of commitments for its revolving credit facility. In 2007, the Company recorded an aggregate expense of approximately $490,000 that was associated with the early redemption of $100.0 million of its 5.4 percent senior notes due June 2008. The Company redeemed $75.0 million and $25.0 million at stated call prices of 100.2 percent and 100.8 percent of the principal amount of the notes in August and December of 2007, respectively. In 2006, the Company recorded an expense of $7.7 million that was associated with the early redemption of $150.0 million of its 9.1 percent senior subordinated notes due June 2011, of which it owned $6.5 million, at a stated call price of 104.6 percent of the principal amount.

Investments in Joint Ventures

At December 31, 2008, the Company participated in six active joint ventures in the Austin, Chicago, Dallas, Denver and Orlando markets. These joint ventures exist for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. Depending on the number of joint ventures and the level of activity in the entities, annual earnings from the Company's investment in joint ventures will vary significantly. The Company's investments in its unconsolidated joint ventures totaled $12.5 million at December 31, 2008, compared to $30.8 million at December 31, 2007. The Company's equity in losses from unconsolidated joint ventures in 2008 totaled $43.9 million, compared to earnings of $342,000 in 2007 and losses of $260,000 in 2006. (See "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

Income Taxes

The Company's provision for income tax presented an effective income tax benefit rate of 2.3 percent for the year ended December 31, 2008, compared to an effective income tax benefit rate of 20.6 percent for the same period in 2007 and an effective income tax provision rate of 36.5 percent for the same period in 2006. The decrease in the effective tax rate for 2008, compared to 2007, was primarily due to noncash tax charges in 2008 totaling $143.8 million for the Company's valuation allowance related to its deferred tax assets. The decrease in the effective tax rate for 2007, compared to 2006, was primarily due to a noncash tax charge of $75.2 million for a valuation allowance related to the Company's deferred tax assets, in accordance with SFAS 109, and to the impact of lower pretax earnings for the year. (See Note G, "Income Taxes.")

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under its revolving credit facilities and the issuance of new debt securities. In light of market conditions in 2008, the Company continued its efforts toward generating cash, reducing debt levels and strengthening its balance sheet by selling excess or marginal land inventory; monetizing tax losses; paying off a maturing senior note; terminating or renegotiating land option contracts; consolidating or exiting underperforming markets; and downsizing and restructuring operating groups. As a result of this strategy, the Company lowered its total debt in 2008 by $48.7 million, ending the year with $423.3 million in cash and cash equivalents and $160.7 million in current taxes receivable.

(in millions)	STOCKHOLDERS' EQUITY	DEBT	NET DEBT-TO-CAPITAL RATIO

2006	$1,511	$950	32.7%
2007	$1,125	$839	34.6%
2008	$725	$790	33.6%

At December 31, 2008, the Company's net debt-to-capital ratio was 33.6 percent, a decrease from 34.6 percent at December 31, 2007. This decrease was primarily due to debt repayments in 2008 and an increase in cash. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.

The following table summarizes the Company's cash flow activities for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006

Operating activities	$248,426	$228,140	$14,637
Investing activities	(9,826)	(31,397)	(51,589)
Financing activities	(58,955)	(168,166)	(209,394)

Net increase (decrease) in cash and cash equivalents	$179,645	$28,577	$(246,346)

During 2008, the Company generated $248.4 million of cash from its operations. The Company invested $9.9 million in property, plant and equipment and used $59.0 million in financing activities, including debt repayments of $70.8 million and dividends of $20.5 million, partially offset by borrowings of $22.1 million from credit facilities. The net cash flow generated during the year ended December 31, 2008 was $179.6 million.

During 2007, the Company generated $228.1 million of cash from its operations. The Company invested $32.1 million in property, plant and equipment and used $168.2 million in financing activities, including debt repayments of $111.0 million, stock repurchases of $59.3 million and dividends of $20.4 million. The net cash flow generated during the year ended December 31, 2007 was $28.6 million.

During 2006, the Company generated $14.6 million of cash from its operations. The Company invested $53.8 million in property, plant and equipment and used $209.4 million in financing activities, including net debt proceeds of $28.1 million, outflows for stock repurchases of $250.1 million and dividends of $21.7 million. The net cash used during the year ended December 31, 2006 was $246.3 million.

During the fourth quarter of 2008, the Board of Directors approved a reduction of the Company's common stock dividend by 75.0 percent to $0.03 per share from $0.12 per share in the previous quarters. Dividends declared totaled $0.39, $0.48 and $0.48 per share for the annual periods ended December 31, 2008, 2007 and 2006, respectively.

Consolidated inventories owned by the Company decreased by 37.8 percent to $1.1 billion at December 31, 2008, from $1.7 billion at December 31, 2007. The Company attempts to maintain a projected four- to five-year supply of land. At December 31, 2008, it controlled 23,555 lots, with 19,239 lots owned and 4,316 lots, or 18.3 percent, under option. As a result of its efforts to match controlled inventory with current unit volume levels, lots controlled declined by 41.0 percent at December 31, 2008, compared to 39,900 lots under control at December 31, 2007. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.") The Company continues to evaluate its option contracts for changes in the viability of communities and abandonment potential. In an effort to increase liquidity, models have been sold and leased back on a selective basis for generally 3 to 18 months. The Company owned 86.5 percent and 76.1 percent of its model homes at December 31, 2008 and 2007, respectively.

The homebuilding segments' borrowings include senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable.

Senior Notes

Senior notes outstanding totaled $746.0 million and $800.0 million at December 31, 2008 and 2007, respectively. During 2008, the Company's $50.0 million of 5.4 percent senior notes matured, and were repaid and the Company repurchased $4.0 million of its 5.4 percent senior notes due January 2015. (See Note F, "Debt.")

During the first quarter of 2009, the Company repurchased $47.6 million of its senior notes for $35.9 million in the open market. (See Note L, "Subsequent Events.")

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

The $250.0 million of 5.4 percent senior notes due May 2012; the $250.0 million of 6.9 percent senior notes due June 2013; and the $246.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At December 31, 2008, the Company was in compliance with these covenants.

Unsecured Revolving Credit Facility

In February and June of 2008, the Company amended its unsecured revolving credit facility. The credit facility is used for general corporate purposes and contains affirmative, negative and financial covenants, including a minimum consolidated tangible net worth requirement; a permitted leverage ratio; and limitations on unsold home units, unsold land, lot inventory, investments and senior debt. The amendments included, among other things: a) a decrease in the Company's borrowing availability from $750.0 million to $550.0 million; b) a reduction in the base amount for the minimum consolidated tangible net worth covenant; c) an increase in the pricing grid, which is based on the Company's leverage ratio and public debt rating; d) an adjustment in the permitted leverage ratio to no less than 55.0 percent for the fourth quarter of 2008 and the first quarter of 2009, 52.5 percent for the second, third and fourth quarters of 2009 and 50.0 percent thereafter; e) an increase in the borrowing base by adding restricted cash up to $300.0 million; f) a change in the definition of material indebtedness to $20.0 million; and g) a change in the restriction of the Company's book value of unsold land to 1.15x its consolidated tangible net worth.

In January 2009, the Company entered into the Fourth Amendment to Credit Agreement (the "Amendment"), among the Company, J.P. Morgan Chase Bank, N.A., as Agent, and the lenders listed therein, which further amended its $550.0 million unsecured revolving credit facility. The Amendment, among other things: a) decreased the Company's borrowing availability from $550.0 million to $200.0 million, subject to further reduction if the consolidated tangible net worth is less than $400.0 million; b) changed the adjustments used to determine compliance with the definition of consolidated tangible net worth covenant and reduced the base amount for the minimum consolidated tangible net worth covenant default limit to $300.0 million; c) amended the leverage ratio restriction to be no more than 55.0 percent; d) agreed to establish certain liquidity reserve accounts in the event the Company fails to satisfy an interest coverage test and an adjusted cash flow from operations to interest incurred test; e) changed the restriction of the Company's book value of unsold land to 1.20x its consolidated tangible net worth; f) changed the borrowing base to allow for 100.0 percent use of unrestricted cash in excess of $25.0 million, less any drawn balances on the revolving credit facility; g) established a requirement for the Company to cash collateralize a pro rata share of a defaulting lender's letter of credit and swing line exposure; h) established an annual common stock cash dividend limit of $10.0 million; and i) increased the pricing grid, which is based on the Company's leverage ratio and public debt rating, as well as the interest coverage ratio. The credit facility's maturity date of January 2011 remains unchanged, and the accordion feature has been reduced to a maximum of $300.0 million, subject to the availability of additional lending commitments. The revolving credit facility includes a $75.0 million swing-line facility and the ability to issue standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company's 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings under the amended facility are determined either by reference to LIBOR or an alternative base rate, with margins determined based on changes in the Company's leverage ratio and credit ratings, plus, if the Company's interest coverage ratio is less than 2.0 to 1.0, an interest premium is determined based on changes in the Company's interest coverage ratio. The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. (See Note F, "Debt," and Note L, "Subsequent Events.")

There were no borrowings outstanding under the facility at December 31, 2008 or 2007. Under the facility, the Company had letters of credit outstanding that totaled $95.7 million and $157.8 million at December 31, 2008 and 2007, respectively. Unused borrowing capacity under the facility, as then in effect, totaled $454.3 million and $592.2 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the $550.0 million facility, then in effect, was subject to a borrowing base limitation covenant that restricted its borrowing capacity to $338.1 million, of which $242.4 million was available. The Company was in compliance with its covenants at December 31, 2008. The reduction in the revolving credit facility's commitments during 2008 resulted in an expense of $604,000, which represented a write-off of a pro rata portion of unamortized debt costs and is included within "Expenses related to early retirement of debt" in the Consolidated Statement of Earnings. (See Note F, "Debt.")

Nonrecourse Secured Notes Payable

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2008, such notes payable outstanding amounted to $22.3 million, compared to $39.1 million at December 31, 2007.

Finance Subsidiaries

In January 2008, RMC entered into a mortgage warehouse line of credit agreement with Guaranty Bank (the "RMC Credit Agreement"). The RMC Credit Agreement matured in January 2009 and provided for borrowings up to $40.0 million to fund RMC's mortgage loan origination operations. It was secured by underlying mortgage loans and by other assets of RMC. Facility balances were repaid as loans funded under the agreement were sold to third parties. The RMC Credit Agreement's interest rate was set at LIBOR plus 0.9 percent, with a commitment fee of 0.125 percent on the unused portion of the facility. The RMC Credit Agreement contained representations, warranties, covenants and provisions defining events of default. The covenants required RMC to maintain a minimum net worth and certain financial ratios. The Company was in compliance with these covenants and outstanding borrowings against this credit facility totaled $22.1 million at December 31, 2008.

In January 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank and Buyers. The facility became effective January 15, 2009 and replaces the RMC Credit Agreement that expired in January 2009. The agreement contains an initial interest rate of LIBOR plus a margin of 1.75 percent, subject to a LIBOR floor of 2.0 percent. The facility contains representations, warranties, covenants and provisions defining events of default. The covenants require RMC to maintain a minimum net worth and certain financial ratios. (See Note L, "Subsequent Events.")

Other

On February 6, 2009, the Company filed a shelf registration with the SEC. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. The Company's previous shelf registration statement expired in 2008 pursuant to the provisions of the SEC's Securities Offering Reform. As of the date of this Annual Report on Form 10-K, the Company has not issued any securities under its shelf registration statement. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions. (See Note L, "Subsequent Events.")

During 2008, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization from its Board of Directors to purchase approximately 8.1 million additional shares at a cost of $142.3 million, based on the Company's stock price at December 31, 2008. Outstanding shares were 42,754,467 and 42,151,085 at December 31, 2008 and 2007, respectively, an increase of 1.4 percent.

The following table provides a summary of the Company's contractual cash obligations and commercial commitments at December 31, 2008, and the effect such obligations are expected to have on its future liquidity and cash flow.

	CONTRACTUAL PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	2009	2010–2011	2012–2013	AFTER 2013

Debt, principal maturities	$790,399	$32,716	$11,683	$500,000	$246,000
Interest on debt	201,865	43,848	87,695	56,549	13,773
Operating leases	35,650	9,594	15,793	5,916	4,347
Land option contracts[1]	5,659	5,659	–	–	–

Total at December 31, 2008	$1,033,573	$91,817	$115,171	$562,465	$264,120

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

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At December 31, 2008, the Company had $31.0 million in cash deposits and letters of credit to purchase land and lots with an aggregate purchase price of $276.5 million. Only $5.7 million of the $276.5 million in land and lot option purchase contracts contain specific performance provisions. Additionally, the Company's liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," as amended, the Company consolidated $15.2 million of inventory not owned at December 31, 2008, of which $14.4 million pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and $799,000 pertained to one of its homebuilding joint ventures. (See "Variable Interest Entities" and "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2008 and 2007, the Company had outstanding letters of credit under its revolving credit facility totaling $95.7 million and $157.8 million, respectively. Additionally, it had development or performance bonds totaling $199.0 million at December 31, 2008, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements, compared to $313.2 million at December 31, 2007. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its revolving credit facility, senior notes and investments in joint ventures. (See "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies," and Note K, "Supplemental Guarantor Information.")

Critical Accounting Policies

Preparation of the Company's consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. Listed below are those policies that management believes are critical and require the use of complex judgment in their application.

Management has discussed the critical accounting policies with the Audit Committee of its Board of Directors, and the Audit Committee has reviewed the disclosure. There are items within the financial statements that require estimation but are not considered critical.

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

Income Recognition

In accordance with SFAS 66, revenues and cost of sales are recorded at the time each home or lot is closed; title and possession are transferred to the buyer; and there is no significant continuing involvement from the homebuilder. In order to match revenues with related expenses, land, land development, interest, taxes and other related costs (both incurred and estimated to be incurred in the future) are allocated to the cost of homes closed, based upon the relative sales value basis of the total number of homes to be constructed in each community, in accordance with Statement of Financial Accounting Standards No. 67 ("SFAS 67"), "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Estimated land, common area development and related costs of planned communities, including the cost of amenities, are allocated to individual parcels or communities on a relative sales value basis. Changes to estimated costs, subsequent to the commencement of the delivery of homes, are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific-identification method.

Inventory Valuation

Housing projects and land held for development (inventory) and sale are stated at either the lower of cost or net realizable value. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. It may take one to three years to develop, sell and deliver all of the homes in a typical community. The Company assesses these assets for recoverability in accordance with the provisions of SFAS 144. SFAS 144 requires that long-lived assets and assets held-for-sale be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of housing inventories is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Assets held-for-sale are carried at the lower of cost or fair value less cost to sell. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, as well as by other factors. In addition, land, or costs related to future communities, whether owned or under option, are reviewed to determine if the Company will proceed with development and if all related costs are recoverable. If these assets are considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets and is recognized within the same period that it is identified. Management believes its processes are designed to properly assess the market and carrying values of assets.

Warranty Reserves

The Company's homes are sold with limited third-party warranties. Warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Certain factors are considered in determining the reserves, including the historical range of amounts paid per house; experience with respect to similar home designs and geographical areas; the historical amount paid as a percentage of home construction costs; any warranty expenditures not considered to be normal and recurring; and conditions that may affect certain subdivisions. Improvements in quality control and construction techniques expected to impact future warranty expenditures are also considered. Accordingly, the process of determining the Company's warranty reserves balance necessarily requires estimates associated with various assumptions, each of which can positively or negatively impact this balance.

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

Income Taxes

The Company calculates a provision for its income taxes by using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS 109, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company's consolidated financial statements and/or tax returns. Differences between the amounts recognized in its financial statements and/or tax returns and actual outcomes may arise upon issuance of regulations and final guidance from federal and state taxing authorities. These differences could have a material impact on the Company's consolidated results of operations or financial position.

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

Outlook

In 2008, the Company experienced a decline in sales orders for new homes, compared to the same period last year, due to severe economic conditions and broader market trends that contributed to soft demand for residential housing, as well as to a lower number of active communities resulting from Company initiatives to react to such trends. Nearly all markets have been affected by reductions in the affordability of homes, the availability of mortgage products and consumer demand for homes, leading to persistent high levels of new and resale home inventories. The Company is prepared for prices and margins to remain under pressure for an extended period of time, knowing that additional volume declines, inventory impairments and land option contract abandonment could result, though potentially less in magnitude. At December 31, 2008, the Company's backlog of orders for new homes totaled 1,559 units, or a projected dollar value of $407.1 million, reflecting a 48.2 percent decrease in dollar value from December 31, 2007. Recent activity by the federal government designed to stimulate the economy could improve demand, but the Company is unable to predict when or whether this will occur. As long as the imbalance of housing supply and demand continues, the Company will not only remain focused on its liquidity and balance sheet, while seeking to optimize its operating performance, but also on positioning itself for a return to a more favorable economic environment.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity

(in thousands)	2009	2010-2012	2013	THERE- AFTER	TOTAL	FAIR VALUE 12/31/2008

Senior notes (fixed rate)	$–	$250,000	$250,000	$246,000	$746,000	$559,851
Average interest rate	–%	5.4%	6.9%	5.4%	5.9%	5.9%
Other financial instruments
Mortgage interest rate lock commitments:
Notional amount	$88,824	$–	$–	$–	$88,824	$2,175
Average interest rate	5.6%	–	–	–	5.6%
Forward-delivery contracts:
Notional amount	103,435	–	–	–	103,435	(1,400)
Average interest rate	5.4%	–	–	–	5.4%
Options on futures contracts:
Notional amount	9,000	–	–	–	9,000	121
Investor financing commitments (optional):
Notional amount	1,489	–	–	–	1,489	19

Interest rate risk is a primary market risk facing the Company. Interest rate risk arises principally in the Company's financial services segment and also in respect to the homebuilding segments' revolving credit facility. The Company enters into forward-delivery contracts, and may at times use other hedging contracts, to mitigate its exposure to movements in interest rates on mortgage interest rate lock commitments ("IRLCs"). In managing interest rate risk, the Company does not speculate on the direction of interest rates. (See Note D, "Derivative Instruments.")

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2008	2007	2006

REVENUES
Homebuilding	$1,911,631	$2,960,194	$4,653,920
Financial services	64,493	91,681	126,333

TOTAL REVENUES	1,976,124	3,051,875	4,780,253

EXPENSES
Cost of sales	2,003,342	3,034,141	3,639,815
(Earnings) loss from unconsolidated joint ventures	43,900	(342)	260
Selling, general and administrative	250,278	351,376	440,702
Financial services	41,466	50,754	58,638
Corporate	42,298	35,554	66,035
Expenses related to early retirement of debt	604	490	7,695

TOTAL EXPENSES	2,381,888	3,471,973	4,213,145

EARNINGS (LOSS)
Earnings (loss) before taxes	(405,764)	(420,098)	567,108
Tax expense (benefit)	(9,179)	(86,572)	207,166

NET EARNINGS (LOSS)	$(396,585)	$(333,526)	$359,942

NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(9.33)	$(7.92)	$8.14
Diluted	(9.33)	(7.92)	7.83
AVERAGE COMMON SHARES OUTSTANDING
Basic	42,496,796	42,136,315	44,228,502
Diluted	42,496,796	42,136,315	45,944,448
DIVIDENDS DECLARED PER COMMON SHARE	$0.39	$0.48	$0.48

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share data)	2008	2007

ASSETS
Cash and cash equivalents	$423,259	$243,614
Housing inventories
Homes under construction	464,810	717,992
Land under development and improved lots	547,318	949,726
Inventory held-for-sale	68,971	69,225
Consolidated inventory not owned	15,218	76,734

Total housing inventories	1,096,317	1,813,677
Property, plant and equipment	41,558	75,538
Current taxes receivable	160,681	9,141
Net deferred taxes	–	158,065
Other	141,173	251,285

TOTAL ASSETS	1,862,988	2,551,320

LIABILITIES
Accounts payable	73,464	114,050
Accrued and other liabilities	259,947	404,545
Debt	790,399	839,080

TOTAL LIABILITIES	1,123,810	1,357,675

MINORITY INTEREST	13,816	68,919

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	–	–
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—42,754,467 shares at December 31, 2008
(42,151,085 shares at December 31, 2007)	42,754	42,151
Retained earnings	679,317	1,078,521
Accumulated other comprehensive income	3,291	4,054

TOTAL STOCKHOLDERS' EQUITY	725,362	1,124,726

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,862,988	$2,551,320

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)	COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY

BALANCE AT JANUARY 1, 2006	$46,368	$1,326,689	$2,964	$1,376,021
Comprehensive income:
Net earnings		359,942		359,942
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedging instruments and mortgage-backed securities net of taxes of $1,154			1,863	1,863

Total comprehensive income				361,805
Common stock dividends (per share $0.48)		(21,214)		(21,214)
Repurchase of common stock	(4,700)	(245,418)		(250,118)
Stock-based compensation and related income tax benefit	944	43,728		44,672

BALANCE AT DECEMBER 31, 2006	42,612	1,463,727	4,827	1,511,166

Comprehensive income (loss):
Net earnings (loss)		(333,526)		(333,526)
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on cash flow hedging instruments and available-for-sale securities, net of taxes of $479			(773)	(773)

Total comprehensive income (loss)				(334,299)
Common stock dividends (per share $0.48)		(20,286)		(20,286)
Repurchase of common stock	(1,265)	(58,016)		(59,281)
Stock-based compensation and related income tax benefit	804	26,622		27,426

BALANCE AT DECEMBER 31, 2007	42,151	1,078,521	4,054	1,124,726

Comprehensive income (loss):
Net earnings (loss)		(396,585)		(396,585)
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on cash flow hedging instruments and available-for-sale securities, net of taxes of $473			(763)	(763)

Total comprehensive income (loss)				(397,348)
Common stock dividends (per share $0.39)		(16,719)		(16,719)
Stock-based compensation and related income tax benefit	603	14,100		14,703

BALANCE AT DECEMBER 31, 2008	$42,754	$679,317	$3,291	$725,362

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(in thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(396,585)	$(333,526)	$359,942
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	52,215	54,494	46,731
Stock-based compensation expense	9,048	12,257	25,593
Inventory and other asset impairments and write-offs	325,480	583,363	81,314
Deferred tax valuation allowance	143,784	75,166	–
Changes in assets and liabilities:
Decrease (increase) in inventories	383,237	273,355	(263,444)
Net change in other assets, payables and other liabilities	(239,388)	(412,984)	(217,488)
Excess tax benefits from stock-based compensation	(3,138)	(6,714)	(14,632)
Other operating activities, net	(26,227)	(17,271)	(3,379)

Net cash provided by operating activities	248,426	228,140	14,637

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,866)	(32,147)	(53,839)
Other investing activities, net	40	750	2,250

Net cash used for investing activities	(9,826)	(31,397)	(51,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	–	–	250,000
Repayment of long-term debt	(54,000)	(100,000)	(243,500)
Net borrowings against revolving credit facilities	22,125	–	–
(Decrease) increase in short-term borrowings	(16,806)	(11,037)	21,647
Common stock dividends	(20,510)	(20,365)	(21,666)
Common stock repurchases	–	(59,281)	(250,118)
Issuance of common stock under stock-based compensation	7,098	15,803	19,611
Excess tax benefits from stock-based compensation	3,138	6,714	14,632

Net cash used for financing activities	(58,955)	(168,166)	(209,394)

Net increase (decrease) in cash and cash equivalents	179,645	28,577	(246,346)
Cash and cash equivalents at beginning of period	243,614	215,037	461,383

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$423,259	$243,614	$215,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$76	$1,097	$1,295
Cash paid (refunds received) for income taxes	(20,111)	25,569	258,205

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Decrease) increase in consolidated inventory not owned related to land options	$(54,283)	$(104,415)	$9,139

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

Cash and Cash Equivalents

At December 31, 2008, the Company had cash and cash equivalents of $423.3 million, of which $30.0 million was restricted. The Company considers all highly liquid short-term investments and cash held in escrow to be cash equivalents. Cash equivalents totaled $364.6 million and $193.6 million at December 31, 2008 and 2007, respectively.

Per Share Data

Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Additionally, diluted net earnings per common share give effect to dilutive common stock equivalent shares. For the years ended December 31, 2008 and 2007, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company's net loss for the year.

Stock-Based Compensation

Effective January 1, 2006, the Company complies with the fair value recognition provisions of SFAS 123(R) by using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2008, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Homebuilding Revenues

In accordance with SFAS 66, homebuilding revenues are recognized when home and lot sales are closed; title and possession are transferred to the buyer; and there is no significant continuing involvement from the homebuilder. Sales incentives offset revenues and are expensed when homes are closed.

Housing Inventories

Housing inventories consist principally of homes under construction; land under development and improved lots; and inventory held-for-sale. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. The costs of acquiring and developing land and constructing certain related amenities, are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during active development and construction. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. Inventories held-for-sale are stated at the lower of cost or fair value less cost to sell. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. For inventory held and used, undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors. The Company's analysis of these communities generally assumes current revenues equal to current sales orders for particular or comparable communities. The Company's determination of fair value is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams. When determining the value of inventory held-for-sale, the Company considers recent offers, comparable sales and/or estimated cash flows. Inventories to be held and used or disposed of are reported net of valuation reserves. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. Valuation reserves related to impaired inventories amounted to $445.2 million and $488.1 million at December 31, 2008 and 2007, respectively. The net carrying values of the related inventories amounted to $378.6 million and $388.3 million at December 31, 2008 and 2007, respectively. Inventory costs include direct costs of land and land development; material acquisition; and home construction expenses. The costs of acquiring and developing land and constructing certain related amenities, are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during the land development and construction stages.

The following table is a summary of capitalized interest:

(in thousands)	2008	2007

Capitalized interest at January 1	$119,267	$98,932
Interest capitalized	46,889	62,024
Interest amortized to cost of sales	(61,146)	(41,689)

Capitalized interest at December 31	$105,010	$119,267

The following table summarizes each reporting segment's total number of lots owned and lots controlled under option agreements:

	DECEMBER 31, 2008			DECEMBER 31, 2007
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	4,381	2,755	7,136	5,999	5,787	11,786
Southeast	7,969	749	8,718	9,957	3,192	13,149
Texas	4,833	440	5,273	5,784	3,434	9,218
West	2,056	372	2,428	4,907	840	5,747

Total	19,239	4,316	23,555	26,647	13,253	39,900

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

In compliance with the provisions of FIN 46, the Company consolidated $15.2 million of inventory not owned at December 31, 2008, of which $14.4 million pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and $799,000 pertained to one of its homebuilding joint ventures. (See further discussion that follows under "Investments in Joint Ventures.") While the Company may not have had legal title to the optioned land or guaranteed the seller's debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE's assets under option at fair value. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $845,000 of its related cash deposits for lot option purchase contracts, which are included in "Consolidated inventory not owned." Minority interest totaling $13.6 million was recorded with respect to the consolidation of these contracts, representing the selling entities' ownership interests in these VIEs. At December 31, 2008, the Company had cash deposits and letters of credit totaling $2.1 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss. Creditors of these VIEs, if any, have no recourse against the Company. At December 31, 2008, the Company had cash deposits and/or letters of credit totaling $20.4 million that were associated with lot option purchase contracts having an aggregate purchase price of $184.6 million and related to VIEs in which it did not have a primary variable interest.

Service Liabilities

Service, warranty and completion costs are estimated and accrued at the time a home closes and updated as experience requires.

Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Currently, the Company participates in six active homebuilding joint ventures in the Austin, Chicago, Dallas, Denver and Orlando markets. It participates in a number of joint ventures in which it has less than a controlling interest. The Company recognizes its share of the respective joint ventures' earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings or losses from lots that it purchases from the joint ventures. Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.

The following table summarizes each reporting segment's total estimated share of lots owned and controlled by the Company under its joint ventures:

	DECEMBER 31, 2008			DECEMBER 31, 2007
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	578	–	578	681	–	681
Southeast	–	–	–	45	–	45
Texas	145	–	145	189	–	189
West	166	1,209	1,375	410	1,209	1,619

Total	889	1,209	2,098	1,325	1,209	2,534

At December 31, 2008 and 2007, the Company's investments in its unconsolidated joint ventures totaled $12.5 million and $30.8 million, respectively, and were classified in the consolidated balance sheets under "Other" assets. For the year ended December 31, 2008, the Company's equity in losses from unconsolidated joint ventures totaled $43.9 million, compared to earnings of $342,000 and losses of $260,000 for the same periods in 2007 and 2006, respectively. The increased loss in 2008, compared to 2007, was primarily attributable to an $8.7 million impairment of inventory within two joint ventures in the West region and a $35.8 million impairment of inventory within a joint venture in the Company's North region, partially offset by earnings from its other unconsolidated joint ventures. The aggregate debt of the unconsolidated joint ventures in which the Company participated totaled $1.3 million and $508.4 million at December 31, 2008 and 2007, respectively.

One of the Company's unconsolidated joint ventures had recorded assets of $644.2 million and debt of $435.3 million at December 31, 2007. During 2008, the debt related to this joint venture was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding. The Company and its partners in the joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred. In addition, a Completion Guarantee was also provided that pertained to development and improvement costs estimated by the banks at $358.0 million, certain interest and other obligations. The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable. The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 seeking enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance. The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

The Company had an interest in another joint venture in which the Company had an investment of $2.9 million and $13.0 million at December 31, 2008 and 2007, respectively. The decrease was primarily due to a $35.9 million impairment of the Company's share of inventory within the venture. In addition, during 2008, an appraisal generated a lender demand for repayment of debt in the amount of $39.3 million, of which the Company paid its pro rata share of $19.6 million. At December 31, 2008 and 2007, the actual borrowings against the revolving credit facility for this joint venture were $1.3 million and $50.6 million, respectively, of which the Company's pro rata share of debt under a payment guarantee was $646,000 and $25.3 million, respectively.

At December 31, 2008, one of the joint ventures in which the Company participated was consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in this entity. In association with this consolidated joint venture, the Company eliminates any pretax earnings or losses if any sales are made by the joint venture to the Company. The Company did not record any pretax earnings or losses for the year ended December 31, 2008, in association with this consolidated joint venture. For the year ended December 31, 2007, the Company recorded pretax earnings of $108,000 in connection with its consolidated joint ventures. The Company consolidated approximately

$810,000 of assets, which included $799,000 of consolidated inventory not owned, $968,000 of total liabilities and approximately $242,000 of minority interest at December 31, 2008. Total assets of approximately $782,000, including consolidated inventory not owned, and minority interest of $1.1 million were consolidated at December 31, 2007.

Property, Plant and Equipment

Property, plant and equipment, which included model home furnishings of $38.6 million and $69.6 million at December 31, 2008 and 2007, respectively, are carried at cost less accumulated depreciation and amortization. Depreciation is provided for, principally, by the straight-line method over the estimated useful lives of the assets. Model home furnishings, which are amortized over the life of the community as homes are closed, are included in selling, general and administrative expenses.

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

Goodwill is allocated to the reporting unit from which it originates. The Company performs impairment tests of its goodwill annually as of March 31, or as needed. The Company tests goodwill for impairment by using the two-step process prescribed in SFAS 142. The first step identifies potential impairment, while the second step measures the amount of impairment. The Company evaluated the recoverability of its goodwill at December 31, 2008, which resulted in an impairment of its remaining goodwill that totaled $2.8 million, and reported it under "Selling, general and administrative expenses." This impairment related to the 1998 acquisition of The Regency Organization, Inc. in the Company's Southeast region. There was no goodwill remaining at December 31, 2008.

The Company recorded a $15.4 million goodwill impairment charge, which was reported under "Selling, general and administrative expenses," during the first quarter of 2007. This impairment was related to the 1986 acquisition of MJ Brock & Sons, a California homebuilder based in the Company's West region.

As a result of the Company's application of the nonamortization provisions of SFAS 142, no amortization of goodwill was recorded in 2008, 2007 or 2006.

Income Taxes

The Company files a consolidated federal income tax return. Certain items of income and expense are included in one period for financial reporting purposes and in another for income tax purposes. Deferred income taxes are provided in recognition of these differences. Deferred tax assets and liabilities are determined based on enacted tax rates and are subsequently adjusted for changes in these rates. An allowance against the Company's deferred tax assets may be established if it is more likely than not that all or some portion of the deferred tax assets will not be realized. A change in deferred tax assets or liabilities results in a charge or credit to deferred tax expense. (See Note G, "Income Taxes.")

Loan Origination Fees, Costs, Mortgage Discounts and Loan Sales

Loan origination fees, net of loan discount points, were recognized in earnings upon the sale of related mortgage loans prior to January 2008, in accordance with Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and Statement of Financial Accounting Standards No. 91 ("SFAS 91"), "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Beginning January 2008, upon the implementation of Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities," loan origination fees, net of loan discount points, were recognized in earnings upon the origination of related mortgage loans, in accordance with SFAS 159.

Derivative Instruments

In the normal course of business and pursuant to its risk-management policy, the Company enters, as an end user, into derivative instruments, including forward-delivery contracts for loans; options on forward-delivery contracts; futures contracts; and options on futures contracts, to minimize the impact of movements in market interest rates on IRLCs. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. It manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits. The Company elected not to use hedge accounting treatment with respect to its economic hedging activities. Accordingly, all derivative instruments used as economic hedges are carried in the consolidated balance sheets in "Other" assets or "Accrued and other liabilities" at fair value, with changes in value recorded in current earnings. The Company's mortgage pipeline includes IRLCs, which represent commitments that have been extended by the Company to those borrowers who have applied for loan funding and have met certain defined credit and underwriting criteria. Additionally, RMC periodically purchases investor financing commitments ("IFCs") from a third party. These commitments enable RMC to sell loans at a fixed rate for a stipulated period of time. The Company determined that its IRLCs and IFCs meet the definition of derivatives under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs totaled $14.4 million, $28.7 million and $34.9 million in 2008, 2007 and 2006, respectively.

Comprehensive Income

Comprehensive income consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities, as well as the decrease in unrealized gains associated with the treasury locks, net of applicable taxes. Comprehensive losses totaled $397.3 million, compared to losses of $334.3 million and income of $361.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

New Accounting Pronouncements
SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair-Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. In February 2008, the FASB issued Staff Position No. FAS 157-2, which partially defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS 157; however, it is not expected to have a material effect on the Company's consolidated financial statements.

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

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 ("SFAS 161"), "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS 161 expands the disclosure requirements in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 is effective for the Company's fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

SFAS 162

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 163

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts—an Interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance entity recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies the application of SFAS 60, "Accounting and Reporting by Insurance Enterprises," to financial guarantee insurance contracts and expands disclosure requirements surrounding such contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently reviewing this statement and has not yet determined the impact, if any, on its consolidated financial statements.

FSP 157-3

In October 2008, the FASB issued FASB Staff Position No. 157-3 ("FSP 157-3"), "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." The staff position clarifies the application of SFAS 157 to a market that is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP 157-3 as of September 30, 2008, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

Note B: Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding divisions across the country. The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate. The Company's homebuilding operations consist of four regional reporting segments, referred to as North, Southeast, Texas and West. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. Its financial services segment includes RMC, RHIC, LPS and CNRRG. The Company's financial services segment provides loan origination and offers mortgage, title, escrow and insurance services. Corporate is a nonoperating business segment with the sole purpose of supporting operations. Certain corporate expenses are allocated to the homebuilding and financial services segments, while certain assets relating to employee benefit plans are attributed to other segments in order to best reflect the Company's financial position and results of operations.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note A, "Summary of Significant Accounting Policies."

Selected Segment Information

	YEAR ENDED DECEMBER 31,
(in thousands)	2008	2007	2006

REVENUES
Homebuilding
North	$639,814	$857,448	$1,196,335
Southeast	558,194	929,168	1,522,123
Texas	415,761	571,689	695,356
West	297,862	601,889	1,240,106
Financial services	64,493	91,681	126,333

Total	$1,976,124	$3,051,875	$4,780,253

EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$(156,158)	$(37,077)	$170,636
Southeast	(95,449)	(59,419)	253,120
Texas	(19,828)	27,098	59,854
West	(114,454)	(355,583)	89,533
Financial services	23,027	40,927	67,695
Corporate and unallocated	(42,902)	(36,044)	(73,730)

Total	$(405,764)	$(420,098)	$567,108

DEPRECIATION AND AMORTIZATION
Homebuilding
North	$10,079	$9,080	$9,620
Southeast	16,566	8,252	10,913
Texas	8,589	6,856	7,366
West	15,415	27,552	15,981
Financial services	361	1,054	1,225
Corporate and unallocated	1,205	1,700	1,626

Total	$52,215	$54,494	$46,731

	DECEMBER 31,
(in thousands)	2008	2007

IDENTIFIABLE ASSETS
Homebuilding
North	$520,969	$724,105
Southeast	476,633	693,532
Texas	378,625	421,359
West	197,814	379,640
Financial services	98,540	93,200
Corporate and unallocated	190,407	239,484

Total	$1,862,988	$2,551,320

Note C: Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2008	2007	2006

NUMERATOR
Net earnings (loss)	$(396,585)	$(333,526)	$359,942
DENOMINATOR
Basic earnings per share—weighted-average shares	42,496,796	42,136,315	44,228,502
Effect of dilutive securities:
Stock options	–	–	1,294,237
Equity incentive plan	–	–	421,709

Dilutive potential of common shares	–	–	1,715,946
Dilutive earnings per share—adjusted weighted-average shares and assumed conversions	42,496,796	42,136,315	45,944,448
NET EARNINGS (LOSS) PER COMMON SHARE
Basic	$(9.33)	$(7.92)	$8.14
Diluted	(9.33)	(7.92)	7.83

For the years ended December 31, 2008 and 2007, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company's net loss for the year. Options to purchase 1.1 million shares of common stock at various prices were outstanding at December 31, 2006 but were not included in the computation of diluted earnings per share because their effect would have been antidilutive since their exercise prices were greater than the average market price of the common shares.

Note D: Derivative Instruments

The Company, which uses derivative financial instruments in its normal course of operations, has no derivative financial instruments that are held for trading purposes.

The contract or notional amounts of these financial instruments at December 31 were as follows:

(in thousands)	2008	2007

Mortgage interest rate lock commitments	$88,824	$66,126
Hedging contracts:
Forward-delivery contracts	103,435	47,500
Options on futures contracts	9,000	21,000
Investor financing commitments	1,489	32,534

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. IRLCs expose the Company to market risk as a result of increases in mortgage interest rates. IRLCs had interest rates generally ranging from 5.0 to 7.0 percent at December 31, 2008 and 2007.

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

During the second quarter of 2006, the Company terminated its $100.0 million treasury lock at 4.2 percent and its $150.0 million treasury lock at 4.1 percent. These hedges were entered into to facilitate the replacement of higher-rate senior and senior subordinated debt in 2006, which were evaluated and deemed to be highly effective at the inception of the contracts. The Company accounted for the treasury locks as cash flow hedges, in accordance with SFAS 133. As a result of changes in the timing of the Company's debt issuance and in the term of debt issued in the second quarter of 2006, a gain of $9.2 million was recognized during that period, reflecting the ineffective portion of those cash flow hedges. For the year ended 2006, the Company recognized pretax gains of $9.9 million from the termination of these treasury locks. The $8.4 million effective portion of the settlement value of the $150.0 million treasury lock was recorded, net of income tax effect, in "Accumulated other comprehensive income" and will be amortized over the seven-year life of the related debt instrument. The Company recorded amortization of $1.2 million for the years ended December 31, 2008 and 2007, and approximately $704,000 for the year ended December 31, 2006, related to the effective portion of this termination.

Note E: Fair Values of Financial Instruments

The Company's financial instruments are held for purposes other than trading. The fair values of these financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques. Estimated fair values are significantly affected by the assumptions used.

The table below sets forth the carrying values and fair values of the Company's financial instruments at December 31, 2008 and 2007. It excludes nonfinancial instruments, and accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

	2008		2007
(in thousands)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE

OTHER ASSETS
Mortgage loans held-for-sale	$26,291	$26,291	$12,557	$12,813
DEBT
Senior notes	$746,000	$559,851	$800,000	$751,885
OTHER FINANCIAL INSTRUMENTS
Mortgage interest rate lock commitments	$2,175	$2,175	$298	$298
Forward-delivery contracts	(1,400)	(1,400)	(181)	(181)
Options on futures contracts	121	121	298	298
Investor financing commitments	19	19	15	15

The carrying amounts of cash and cash equivalents and secured notes payable are reported in the balance sheet and approximate their fair values. The fair values of the senior notes, mortgage loans held-for-sale, forward-delivery contracts and IRLCs are based on either quoted market prices or market prices for similar financial instruments. Beginning in 2008, the fair values of the IRLCs include amounts associated with the future servicing of loans in accordance with SAB 109.

The fair values of financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques. Estimated fair values are significantly affected by assumptions used. SFAS 157 categorizes fair value measurements as level 1, level 2 or level 3, based on the type of inputs used in estimating fair value. The table below sets forth information regarding the Company's fair value measurement methods and values.

	DECEMBER 31, 2008
		FAIR VALUE
(in thousands)	LOWER OF COST OR MARKET *	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	VALUATION UTILIZES OBSERVABLE INPUTS (LEVEL 2)	VALUATION UTILIZES UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL

Mortgage loans held-for-sale	$195	$–	$26,096	$–	$26,291
Mortgage interest rate lock commitments	–	–	–	2,175	2,175
Forward-delivery contracts	–	–	(1,400)	–	(1,400)
Options on futures contracts	–	121	–	–	121
Investor financing commitments	–	–	–	19	19

*
Loans originated prior to January 1, 2008

Options on futures contracts are exchange-traded and are valued based on quoted market exit prices (level 1). Loans held-for-sale and forward delivery contracts are based on quoted market prices of similar instruments (level 2). As of December 31, 2008, contractual principal amounts of loans held-for-sale totaled $25.8 million. IRLCs are valued at their aggregate market price premium or deficit, plus servicing premium, multiplied by the projected close ratio. The market price premium or deficit is based on quoted market prices of similar instruments (level 2); the servicing premium is based on contractual investor guidelines for each product (level 2); and the projected close ratio is determined utilizing an external modeling system used widely within the industry to estimate customer behavior at an individual loan level (level 3). Investor financing commitments are valued based on their intrinsic value, which is determined with reference to movements in market interest rates (level 2), plus a time value factor that is extrapolated from current market prices of similar contracts (level 3).

In 2008, the Company implemented SAB 109, which revises and rescinds portions of Staff Accounting Bulletin No. 105 ("SAB 105"), "Loan Commitments Accounted for as Derivative Instruments," and requires that expected net future cash flows related to the associated servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 were applicable to written loan commitments issued or modified beginning on January 1, 2008, when SAB 109 was adopted. At December 31, 2008, servicing rights of $1.7 million were included in net gains on the sale of mortgages and mortgage servicing rights in accordance with SAB 109.

The Company adopted SFAS 159 on a prospective basis for mortgage loans held-for-sale, effective January 1, 2008. Accordingly, mortgage loans held-for-sale that originated subsequent to January 1, 2008, are measured at fair value. Loans originated prior to that date are held at the lower of cost or market on an aggregate basis, in accordance with Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities." The application of SFAS 159 to loans held-for-sale improves the consistency of loan valuation between the date of borrower lock and the date of loan sale. As of December 31, 2008, the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value was $704,000. Consequently, this amount has been recognized as a gain in current earnings within financial services revenues. The Company held two loans with payments 90 days or more past due, as of December 31, 2008, that had an aggregate carrying value of $145,000.

While recorded fair values represent management's best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could have a material impact on the value of these items.

The following table represents a reconciliation of changes in fair values of level 3 items included in revenues under "Financial services" within the Consolidated Statements of Earnings:

(in thousands)	IRLCs	IFCs

Fair value at January 1, 2008	$298	$15
(Gain) loss recognized on conversion to loans	(6,475)	–
Additions	9,346	1,497
Change in valuation of items held	(994)	(1,493)

Fair value at December 31, 2008	$2,175	$19

Note F: Debt

Debt consisted of the following at December 31:

(in thousands)	2008	2007

Senior notes	$746,000	$800,000
Secured notes payable	22,274	39,080
RMC warehouse line of credit	22,125	–

Total debt	$790,399	$839,080

At December 31, 2008, maturities of debt are scheduled as follows:

(in thousands)

2009	$32,716
2010	6,130
2011	5,553
2012	250,000
After 2012	496,000

Total debt	$790,399

At December 31, 2008, the Company had outstanding (a) $250.0 million of 5.4 percent senior notes due May 2012; (b) $250.0 million of 6.9 percent senior notes due June 2013; and (c) $246.0 million of 5.4 percent senior notes due January 2015. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

During 2008, the Company's $50.0 million of 5.4 percent senior notes due June 2008 matured, and were repaid and the Company repurchased $4.0 million of its 5.4 percent senior notes due January 2015. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Financial Condition and Liquidity.")

The senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2008.

In February and June of 2008, the Company amended its unsecured revolving credit facility. The credit facility is used for general corporate purposes and contains affirmative, negative and financial covenants, including a minimum consolidated tangible net worth requirement; a permitted leverage ratio; and limitations on unsold home units, unsold land, lot inventory, investments and senior debt. The amendments included, among other things: a) a decrease in the Company's borrowing availability from $750.0 million to $550.0 million; b) a reduction in the base amount for the minimum consolidated tangible net worth covenant; c) an increase in the pricing grid, which is based on the Company's leverage ratio and public debt rating; d) an adjustment in the permitted leverage ratio to no less than 55.0 percent for the fourth quarter of 2008 and the first quarter of 2009, 52.5 percent for the second, third and fourth quarters of 2009 and 50.0 percent thereafter; e) an increase in the borrowing base by adding restricted cash up to $300.0 million; f) a change in the definition of material indebtedness to $20.0 million; and g) a change in the restriction of the Company's book value of unsold land to 1.15x its consolidated tangible net worth.

In January 2009, the Company entered into the Fourth Amendment to Credit Agreement (the "Amendment"), among the Company, J.P. Morgan Chase Bank, N.A., as Agent, and the lenders listed therein, which further amended its $550.0 million unsecured revolving credit facility. The Amendment, among other things: a) decreased the Company's borrowing availability from $550.0 million to $200.0 million, subject to further reduction if the consolidated tangible net worth is less than $400.0 million; b) changed the adjustments used to determine compliance with the definition of consolidated tangible net worth covenant and reduced the base amount for the minimum consolidated tangible net worth covenant default limit to $300.0 million; c) amended the leverage ratio restriction to be no more than 55.0 percent; d) agreed to establish certain liquidity reserve accounts in the event the Company fails to satisfy an interest coverage test and an adjusted cash flow from operations to interest incurred test; e) changed the restriction of the Company's book value of unsold land to 1.20x its consolidated tangible net worth; f) changed the borrowing base to allow for 100.0 percent use of unrestricted cash in excess of $25.0 million, less any drawn balances on the revolving credit facility; g) established a requirement for the Company to cash collateralize a pro rata share of a defaulting lender's letter of credit and swing line exposure; h) established an annual common stock cash dividend limit of $10.0 million; and i) increased the pricing grid, which is based on the Company's leverage ratio and public debt rating, as well as the interest coverage ratio. The credit facility's maturity date of January 2011 remains unchanged, and the accordion feature has been reduced to a maximum of $300.0 million, subject to the availability of additional lending commitments. The revolving credit facility includes a $75.0 million swing-line facility and the ability to issue standby letters of credit. Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company's 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. Interest rates on outstanding borrowings under the amended facility are determined either by reference to LIBOR or an alternative base rate, with margins determined based on changes in the Company's leverage ratio and credit ratings, plus, if the Company's interest coverage ratio is less than 2.0 to 1.0, an interest premium is determined based on changes in the Company's interest coverage ratio. (See Note L, "Subsequent Events.")

There were no borrowings outstanding under the facility at December 31, 2008 or 2007. Letters of credit aggregating $95.7 million and $157.8 million were outstanding under the facility at December 31, 2008 and 2007, respectively. Under the facility, the unused borrowing capacity, as then in effect, totaled $454.3 million and $592.2 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the $550.0 million facility, then in effect, was subject to a borrowing base limitation covenant, which restricted its borrowing capacity to $338.1 million, of which $242.4 million was available. The Company was in compliance with its covenants at December 31, 2008. The reduction in the facility's commitments during 2008 resulted in an expense of $604,000, which represented the write-off of a pro rata portion of unamortized debt costs and is included within "Expenses related to early retirement of debt" in the Consolidated Statement of Earnings. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Financial Condition and Liquidity.")

At December 31, 2008, the Company's obligations to pay principal, premium, if any, and interest under its unsecured revolving credit facility; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note K, "Supplemental Guarantor Information.")

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2008 and 2007, outstanding seller-financed nonrecourse notes payable were $22.3 million and $39.1 million, respectively.

RMC had a mortgage warehouse line of credit with Guaranty Bank, which matured in January 2009 and provided for borrowings up to $40.0 million to fund RMC's mortgage loan origination operations. The RMC Credit Agreement is secured by underlying mortgage loans and by other assets of RMC. Facility balances were repaid as loans funded under the agreement were sold to third parties. The RMC Credit Agreement's interest rate was set at LIBOR plus 0.9 percent, with a commitment fee of 0.125 percent. The RMC Credit Agreement contained representations, warranties, covenants and provisions defining events of default. The covenants required RMC to maintain certain financial ratios, including a tangible net worth minimum of $13.0 million; an adjusted tangible net worth minimum of $5.0 million; a ratio of total indebtedness to adjusted tangible net worth of 12:1; and consolidated net income for the four preceding fiscal quarters. The Company was in compliance with these covenants, and outstanding borrowings against this credit facility totaled $22.1 million at December 31, 2008. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Financial Condition and Liquidity.")

In January 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank and Buyers. The facility became effective January 15, 2009 and replaces the RMC Credit Agreement that expired in January 2009. The agreement contains an initial interest rate of LIBOR plus a margin of 1.75 percent, subject to a LIBOR floor of 2.0 percent. The facility contains representations, warranties, covenants and provisions defining events of default. The covenants require RMC to maintain a minimum net worth and certain financial ratios.

Note G: Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to profitable year(s) and/or carried forward to future years having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that some portion of the deferred tax asset will not be realized. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company's experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated additional deferred tax assets in 2008 and 2007 due to inventory impairments. In light of these additional impairments, the continued downturn in the housing market and the uncertainty as to its duration, which limits the Company's ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with SFAS 109, the Company recorded valuation allowances totaling $143.8 million and $75.2 million against its deferred tax assets during 2008 and 2007, respectively, which were reflected as noncash charges to income tax expense. The valuation allowance taken in 2008 was comprised of $13.3 million of net state taxes and $130.5 million of federal taxes, which related to tax benefits generated in 2008. The valuation allowance taken in 2007 was comprised of net state taxes of $21.7 million and federal taxes of $53.5 million. For the year ended December 31, 2006, no valuation allowance for the deferred tax asset was required. The net increase in the valuation allowance was $143.8 million and the balance of the deferred tax valuation allowance was $219.0 million as of December 31, 2008. For federal purposes, net operating losses can be carried forward 20 years and, for state purposes, can generally be carried forward 10 to 15 years depending on the taxing jurisdiction. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

As a result of the noncash tax charges, the Company's effective income tax benefit rate was 2.3 percent for the year ended December 31, 2008, compared to an effective income tax benefit rate of 20.6 percent and an effective provision rate of 36.5 percent for the years ended 2007 and 2006, respectively. The decrease in effective income tax benefit rate in 2008, compared to 2007, was primarily due to its noncash tax charges that related to its deferred tax assets. The decrease in the effective tax rate for 2007, compared to 2006, was primarily due to a noncash tax charge of $75.2 million for a valuation allowance related to its deferred tax assets and the impact of lower pretax earnings for 2007. The Company had a net current tax receivable of $160.7 million and $9.1 million at December 31, 2008 and 2007, respectively.

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	3.2	3.2	3.2
Domestic production activity deduction	–	–	(0.9)
Resolution of tax contingency	–	2.0	(1.0)
Goodwill	(0.3)	(1.4)	–
Deferred tax asset allowance	(35.4)	(17.8)	–
Other	(0.2)	(0.4)	0.2

Effective tax rate	2.3%	20.6%	36.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 were as follows:

(in thousands)	2008	2007

DEFERRED TAX ASSETS
Warranty, legal and other accruals	$21,813	$23,801
Employee benefits	28,678	48,574
Noncash charge for impairment of long-lived assets	170,517	187,385
Joint ventures	12,725	154
State net operating loss carryforwards	17,560	1,755
Other	1,418	4,281

Total	252,711	265,950
Valuation allowance	(218,950)	(75,166)

Total deferred tax assets	33,761	190,784

DEFERRED TAX LIABILITIES
Deferred recognition of income and gains	(3,065)	(2,224)
Capitalized expenses	(27,708)	(27,605)
Other	(2,988)	(2,890)

Total deferred tax liabilities	(33,761)	(32,719)

NET DEFERRED TAX ASSET	$–	$158,065

The Company's expense for income taxes for the years ended December 31, 2008, 2007 and 2006, is summarized as follows:

(in thousands)	2008	2007	2006

CURRENT EXPENSE (BENEFIT)
Federal	$(167,244)	$(14,323)	$206,635
State	–	1,617	32,799

Total current expense (benefit)	(167,244)	(12,706)	239,434

DEFERRED EXPENSE (BENEFIT)
Federal	158,065	(84,872)	(27,848)
State	–	11,006	(4,420)

Total deferred expense (benefit)	158,065	(73,866)	(32,268)

Total expense (benefit)	$(9,179)	$(86,572)	$207,166

The Company accounts for unrecognized tax benefits under Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." The Company accounts for interest and penalties on unrecognized tax benefits through its provision for income taxes. As of December 31, 2008, the Company's liability for gross unrecognized tax benefits was $7.0 million, of which $4.7 million, if recognized, will affect the Company's effective tax rate. The Company had $5.8 million and $2.6 million in accrued interest and penalties at January 1 and December 31, 2008, respectively. As of December 31, 2007, the Company's liability for gross unrecognized tax benefits was $11.8 million, of which $8.3 million, if recognized, will affect the Company's effective tax rate. The Company estimates that, within 12 months, $2.0 million of gross state unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax.

The Company's summary of accounting for tax uncertainties at December 31, 2008 and 2007, and for the periods then ended follows:

(in thousands)	2008	2007

Balance at January 1	$11,844	$15,555
Additions related to current year positions	634	1,947
(Reductions) additions related to prior year positions	(2,448)	1,898
Reductions due to settlements	(1,017)	(300)
Reductions due to expiration of the statute of limitations	(2,059)	(7,256)

Balance at December 31	$6,954	$11,844

As of December 31, 2008, the 2005 through 2008 tax years remain open for examination.

Note H: Employee Incentive, Stock and Shareholder Rights Plans

Retirement Savings Opportunity Plan ("RSOP")

All full-time employees are eligible to participate in the RSOP. Part-time employees are eligible to participate in the RSOP following the completion of 1,000 hours of service within the first 12 months of employment or within any plan year after the date of hire. Pursuant to Section 401(k) of the Internal Revenue Code, the plan permits deferral of a portion of a participant's income into a variety of investment options. Total compensation expense related to the Company's matching contributions for this plan amounted to $6.9 million, $10.0 million and $12.0 million in 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan ("ESPP")

All full-time employees of the Company, with the exception of its executive officers, are eligible to participate in the ESPP. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee's contribution by donating an additional 20.0 percent of the employee's payroll deduction. Stock is purchased by a plan administrator on a regular monthly basis. All brokerage and transaction fees for purchasing the stock are paid for by the Company. The Company's expense related to its matching contribution for this plan was approximately $233,000, $354,000 and $495,000 in 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plans

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At December 31, 2008 and 2007, the cash surrender value of these contracts was $23.8 million and $28.5 million, respectively, and is included in "Other" assets. The net periodic benefit cost of these plans for the year ended December 31, 2008, was $13.9 million and included service costs of $4.1 million, interest costs of $1.9 million and investment losses of $7.9 million. The net periodic benefit cost of these plans for the year ended December 31, 2007, was $5.7 million and included service costs of $4.5 million, interest costs of $1.4 million and investment earnings of $217,000. The $29.7 million and $24.0 million projected benefit obligations at December 31, 2008 and 2007, respectively, were equal to the net liability recognized in the balance sheet at those dates. The weighted-average discount rate used for the plans was 7.8 and 7.7 percent for 2008 and 2007, respectively.

Shareholder Rights Plan

On December 23, 2008, the Company announced that the Board of Directors adopted a shareholder rights plan (the "Rights Plan") designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code. The Company's ability to use its NOLs would be limited if there was an "ownership change" under Section 382. This would occur if stockholders owning, or deemed under Section 382 to own, 5.0 percent or more of the Company's stock increased their collective ownership of the aggregate amount of outstanding shares of the Company by more than 50.0 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an "ownership change" occurring as defined by Section 382.

The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9 percent or more of the Company's outstanding common stock (an "Acquiring Person") without the approval of its Board of Directors. Under the Rights Plan, one right was distributed for each share of common stock outstanding as of the close of business on December 29, 2008. The rights initially are attached to and trade with the Company's common stock. Subject to the terms, provisions and conditions of the Rights Plan, if the rights become exercisable, each right would initially represent the right to purchase from the Company one ten-thousandth of a share of its Series A Junior Participating Preferred Stock for a purchase price of $90.00 (the "Purchase Price"). After the rights become exercisable and there is an Acquiring Person, each holder of a right, other than rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive, upon exercise of a right and payment of the Purchase Price, that number of shares of common stock, as the case may be, having a market value of two times the Purchase Price.

Existing stockholders who currently own 4.9 percent or more of the outstanding shares of common stock will trigger a dilutive event only if they acquire additional shares. The Company's Board of Directors may, in its sole discretion, exempt any person or group from being deemed an Acquiring Person for purposes of the Rights Plan. The Rights Plan may be terminated by the Board at any time, prior to the rights being triggered. The Rights Plan will continue in effect until December 18, 2018, unless it is terminated or redeemed earlier by the Board of Directors. The Company plans to submit the continuation of the Rights Plan to a stockholder vote at its 2009 Annual Meeting of Stockholders, and the failure to obtain this approval will result in termination of the Rights Plan on December 18, 2009.

Note I: Stock-Based Compensation

The Ryland Group, Inc. 2008 Equity Incentive Plan (the "Plan") permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have a maximum term of ten years. Outstanding restricted stock units granted under predecessor plans generally vest in three equal annual installments or a one year period with performance criteria. At December 31, 2008 and 2007, stock options or other awards or units available for grant totaled 2,446,606 and 1,587,725, respectively.

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the "Director Plan") provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro-rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and non-forfeitable on their applicable award dates. At December 31, 2008 and 2007, there were 72,000 and 93,000 stock awards available for future grant in accordance with the Director Plan, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of non-statutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company's stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded $9.0 million, $12.3 million and $25.6 million of stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. Stock-based compensation expenses have been allocated to the Company's reportable segments and are reported in "Corporate," "Financial services" and "Selling, general and administrative" expenses.

SFAS 123(R) requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options ("excess tax benefits") be classified as financing cash flows. Excess tax benefits of $3.1 million, $6.7 million and $14.6 million for the 12 months ended December 31, 2008, 2007 and 2006, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

A summary of stock option activity in accordance with the Company's plans as of December 31, 2008, 2007 and 2006, and changes for the years then ended follows:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (in years)	AGGREGATE INTRINSIC VALUE (in thousands)

Options outstanding at January 1, 2006	4,654,570	$25.91	5.7
Granted	374,500	62.31
Exercised	(798,218)	12.34
Forfeited	(66,710)	56.83

Options outstanding at December 31, 2006	4,164,142	$31.29	5.0	$106,250
Available for future grant	360,645

Total shares reserved	4,524,787

Options exercisable at December 31, 2006	3,365,335	$25.54	5.0	$102,729

Options outstanding at January 1, 2007	4,164,142	$31.29	5.0
Granted	658,500	43.60
Exercised	(638,232)	12.62
Forfeited	(150,244)	53.07

Options outstanding at December 31, 2007	4,034,166	$35.44	4.3	$23,744
Available for future grant	1,680,725

Total shares reserved	5,714,891

Options exercisable at December 31, 2007	3,103,087	$31.22	4.4	$23,744

Options outstanding at January 1, 2008	4,034,166	$35.44	4.3
Granted	503,000	31.88
Exercised	(541,720)	8.25
Forfeited	(340,545)	46.21

Options outstanding at December 31, 2008	3,654,901	$37.97	3.8	$4,347
Available for future grant	2,518,606

Total shares reserved	6,173,507

Options exercisable at December 31, 2008	2,719,574	$37.53	3.8	$4,347

A summary of stock options outstanding and exercisable at December 31, 2008 follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING LIFE (in years)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED- AVERAGE EXERCISE PRICE

$ 4.11 to $ 18.30	596,340	2.0	$10.41	596,340	$12.05
$ 20.99 to $ 27.38	600,903	4.0	22.39	495,903	21.39
$ 33.14 to $ 40.12	903,741	4.7	36.94	473,741	39.81
$ 44.32 to $ 57.54	863,918	4.1	45.18	546,599	56.28
$ 61.40 to $ 83.13	689,999	3.3	65.06	606,991	65.41

The total intrinsic values of stock options exercised during the years ended December 31, 2008, 2007 and 2006, were $9.3 million, $17.8 million and $38.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

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

The following table presents the weighted-average inputs used and fair values determined for stock options granted during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Expected volatility	44.4%	35.8%	38.0%
Expected dividend yield	1.5%	1.1%	0.8%
Expected term (in years)	3.9	3.4	3.2
Risk-free rate	2.8%	4.6%	5.0%
Weighted-average grant-date fair value	$10.60	$12.70	$19.17

The Company recorded stock-based compensation expense related to stock options of $4.5 million, $4.9 million and $10.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the Company's non-vested options as of and for the years ended December 31, 2008, 2007 and 2006, follows:

	2008		2007		2006
	SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE

Nonvested options outstanding at January 1	931,079	$14.67	798,807	$16.40	1,294,035	$13.40
Granted	503,000	10.60	658,500	12.70	374,500	19.17
Vested	(344,002)	15.22	(375,984)	14.57	(803,018)	12.82
Forfeited	(154,750)	15.16	(150,244)	15.54	(66,710)	16.82

Nonvested options outstanding at December 31	935,327	$12.19	931,079	$14.67	798,807	$16.40

As of December 31, 2008, there was $7.4 million of total unrecognized compensation cost related to nonvested stock option awards granted under the Company's plans. That cost is expected to be recognized over the next 2.8 years.

The Company has made several restricted stock awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards was $3.9 million, $6.1 million and $13.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following is a summary of activity relating to restricted stock awards:

	2008	2007	2006

Restricted shares at January 1	242,000	435,664	441,000
Shares awarded	370,000	25,000	133,000
Shares vested	(81,331)	(182,664)	(138,336)
Shares forfeited	(50,667)	(36,000)	–

Restricted shares at December 31	480,002	242,000	435,664

At December 31, 2008, the outstanding restricted shares will vest as follows: 2009—246,672; 2010—136,665; and 2011—96,665.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to such grants in the amount of $700,000, $1.2 million and $1.9 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Note J: Commitments and Contingencies

Commitments

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At December 31, 2008 and 2007, it had cash deposits and letters of credit outstanding that totaled $31.0 million and $74.7 million, respectively, for land options pertaining to land purchase contracts with an aggregate purchase price of $276.5 million and $721.4 million, respectively. At December 31, 2008, the Company had commitments with respect to option contracts having specific performance provisions of approximately $5.7 million, compared to $24.2 million at December 31, 2007.

Rent expense primarily relates to office facilities, model homes, furniture and equipment.

	YEAR ENDED DECEMBER 31,
(in thousands)	2008	2007	2006

Total rent expense	$22,270	$26,760	$23,232
Less income from subleases	(681)	(246)	(950)

Net rent expense	$21,589	$26,514	$22,282

At December 31, 2008, future minimum rental commitments under noncancelable leases with remaining terms in excess of one year are as follows:

(in thousands)

2009	$9,594
2010	9,044
2011	6,749
2012	4,314
2013	1,602
Thereafter	4,347
Less sublease income	(1,606)

Total lease commitments	$34,044

RMC purchases IFCs from third parties for the purpose of mitigating its exposure to movements in interest rates on customer-financing commitments. RMC pays the investor a fixed one-time premium for these commitments. In return, RMC receives the option of selling a loan at a fixed rate in the commitment for a stipulated period of time. IFCs are non-transferable, and RMC's risk is limited to the initial premium paid. IFCs are valued based on their intrinsic value, which is determined with reference to movements in market interest rates, plus a time value factor that is extrapolated from current market prices of similar contracts. The outstanding commitments at December 31, 2008 and 2007 were $1.5 million and $32.5 million, respectively, with fair values of approximately $19,000 and $15,000, respectively.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At December 31, 2008, total development bonds were $199.0 million, while performance-related cash deposits and letters of credit were $54.3 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

One of the Company's unconsolidated joint ventures had recorded assets of $644.2 million and debt of $435.3 million at December 31, 2007. During 2008, the debt related to this joint venture was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding. The Company and its partners in the joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred. In addition, a Completion Guarantee was also provided that pertained to development and improvement costs estimated by the banks at $358.0 million, certain interest and other obligations. The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable. The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 seeking enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance. The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

The Company had an interest in another joint venture in which the Company had an investment of $2.9 million and $13.0 million at December 31, 2008 and 2007, respectively. The decrease was primarily due to a $35.9 million impairment of the Company's share of inventory within the venture. In addition, during 2008, an appraisal generated a lender demand for repayment of debt in the amount of $39.3 million, of which the Company paid its pro rata share of $19.6 million. At December 31, 2008 and 2007, the actual borrowings against the revolving credit facility for this joint venture were

$1.3 million and $50.6 million, respectively, of which the Company's pro rata share of debt under a payment guarantee was $646,000 and $25.3 million, respectively.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs totaling $88.8 million and $66.1 million at December 31, 2008 and 2007, respectively. Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs. (See Note D, "Derivative Instruments.")

Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans. In general, this obligation arises if the losses are due to origination errors made by RMC; if the borrower does not make their first payment; or if there is undiscovered fraud on the part of the borrower. Reserves for losses related to future indemnification or repurchase of sold and held loans were $5.4 million and $2.7 million at December 31, 2008 and 2007, respectively. Aggregate indemnification and repurchase expense was $5.9 million and $2.2 million at December 31, 2008 and 2007, respectively.

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

Changes in the Company's product liability reserve during the period are as follows:

(in thousands)	2008	2007

Balance at January 1	$36,557	$44,102
Warranties issued	5,693	11,820
Settlements made	(12,473)	(19,365)

Balance at December 31	$29,777	$36,557

The Company requires substantially all of its subcontractors to have general liability insurance, which includes construction defect coverage, and workmans compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. However, with fewer insurers participating, general liability insurance for the homebuilding industry had become more difficult to obtain over the past several years. As a result, RHIC provided insurance services to the homebuilding segments' subcontractors in certain markets. RHIC ceased providing such services, effective June 1, 2008. At December 31, 2008, RHIC had $37.1 million in cash and cash equivalents, of which $28.5 million was restricted as collateral for letters of credit for the same amount, and $28.3 million in subcontractor product liability reserves, which are included in the consolidated balance sheet under "Cash and cash equivalents" and "Accrued and other liabilities," respectively. At December 31, 2007, RHIC had $34.1 million in cash and cash equivalents, of which $13.5 million was restricted, and $28.3 million in subcontractor product liability reserves, which are included in the consolidated balance sheet.

Changes in the Company's insurance reserves during the period are as follows:

(in thousands)	2008	2007

Balance at January 1	$28,293	$22,521
Insurance expense provisions	40	5,772

Balance at December 31	$28,333	$28,293

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company's analysis of historical claims. The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company's current estimates. At December 31, 2008 and 2007, the Company had legal reserves of $15.2 million and $15.3 million, respectively. (See Item 3, "Legal Proceedings.")

Note K: Supplemental Guarantor Information

The Company's obligations to pay principal, premium, if any, and interest under its $550.0 million unsecured revolving credit facility; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full and unconditional.

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

CONSOLIDATING STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31, 2008
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES	$1,158,775	$784,712	$64,493	$(31,856)	$1,976,124
EXPENSES
Corporate, general and administrative	1,441,054	930,620	41,466	(31,856)	2,381,284
Expenses related to early retirement of debt	604	–	–	–	604

TOTAL EXPENSES	1,441,658	930,620	41,466	(31,856)	2,381,888

Earnings (loss) before taxes	(282,883)	(145,908)	23,027	–	(405,764)
Tax expense (benefit)	(11,782)	(6,077)	8,680	–	(9,179)
Equity in net earnings (loss) of subsidiaries	(125,484)	–	–	125,484	–

NET EARNINGS (LOSS)	$(396,585)	$(139,831)	$14,347	$125,484	$(396,585)

	YEAR ENDED DECEMBER 31, 2007

REVENUES	$1,863,482	$1,147,957	$93,282	$(52,846)	$3,051,875
EXPENSES
Corporate, general and administrative	2,034,125	1,437,849	52,355	(52,846)	3,471,483
Expenses related to early retirement of debt	490	–	–	–	490

TOTAL EXPENSES	2,034,615	1,437,849	52,355	(52,846)	3,471,973

Earnings (loss) before taxes	(171,133)	(289,892)	40,927	–	(420,098)
Tax expense (benefit)	(37,985)	(64,344)	15,757	–	(86,572)
Equity in net earnings (loss) of subsidiaries	(200,378)	–	–	200,378	–

NET EARNINGS (LOSS)	$(333,526)	$(225,548)	$25,170	$200,378	$(333,526)

	YEAR ENDED DECEMBER 31, 2006

REVENUES	$2,859,744	$1,908,416	$140,379	$(128,286)	$4,780,253
EXPENSES
Corporate, general and administrative	2,450,382	1,810,670	72,684	(128,286)	4,205,450
Expenses related to early retirement of debt	7,695	–	–	–	7,695

TOTAL EXPENSES	2,458,077	1,810,670	72,684	(128,286)	4,213,145

Earnings before taxes	401,667	97,746	67,695	–	567,108
Tax expense	145,125	36,655	25,386	–	207,166
Equity in net earnings of subsidiaries	103,400	–	–	(103,400)	–

NET EARNINGS	$359,942	$61,091	$42,309	$(103,400)	$359,942

CONSOLIDATING BALANCE SHEETS

	DECEMBER 31, 2008
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

ASSETS
Cash and cash equivalents	$12,021	$349,082	$62,156	$–	$423,259
Consolidated inventories owned	705,365	375,734	–	–	1,081,099
Consolidated inventories not owned	140	705	14,373	–	15,218

Total inventories	705,505	376,439	14,373	–	1,096,317
Investment in subsidiaries/intercompany receivables	738,127	–	3,194	(741,321)	–
Other assets	247,629	58,868	36,915	–	343,412

TOTAL ASSETS	1,703,282	784,389	116,638	(741,321)	1,862,988

LIABILITIES
Accounts payable and other accrued liabilities	209,684	71,941	51,786	–	333,411
Debt	768,236	39	22,124	–	790,399
Intercompany payables	–	438,119	–	(438,119)	–

TOTAL LIABILITIES	977,920	510,099	73,910	(438,119)	1,123,810

MINORITY INTEREST	–	–	13,816	–	13,816

STOCKHOLDERS' EQUITY	725,362	274,290	28,912	(303,202)	725,362

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,703,282	$784,389	$116,638	$(741,321)	$1,862,988

	DECEMBER 31, 2007

ASSETS
Cash and cash equivalents	$12,908	$172,363	$58,343	$–	$243,614
Consolidated inventories owned	1,166,824	570,119	–	–	1,736,943
Consolidated inventories not owned	1,179	6,940	68,615	–	76,734

Total inventories	1,168,003	577,059	68,615	–	1,813,677
Investment in subsidiaries/intercompany receivables	758,282	–	–	(758,282)	–
Other assets	362,697	95,239	36,093	–	494,029

TOTAL ASSETS	2,301,890	844,661	163,051	(758,282)	2,551,320

LIABILITIES
Accounts payable and other accrued liabilities	342,090	114,842	61,663	–	518,595
Debt	835,074	4,006	–	–	839,080
Intercompany payables	–	311,692	4,428	(316,120)	–

TOTAL LIABILITIES	1,177,164	430,540	66,091	(316,120)	1,357,675

MINORITY INTEREST	–	–	68,919	–	68,919

STOCKHOLDERS' EQUITY	1,124,726	414,121	28,041	(442,162)	1,124,726

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,301,890	$844,661	$163,051	$(758,282)	$2,551,320

CONSOLIDATING STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2008
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(396,585)	$(139,831)	$14,347	$125,484	$(396,585)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	410,777	118,764	986	–	530,527
Changes in assets and liabilities	214,476	80,909	(26,052)	(125,484)	143,849
Other operating activities, net	(29,365)	–	–	–	(29,365)

Net cash provided by (used for) operating activities	199,303	59,842	(10,719)	–	248,426

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(4,272)	(5,583)	(11)	–	(9,866)
Other investing activities, net	–	–	40	–	40

Net cash (used for) provided by investing activities	(4,272)	(5,583)	29	–	(9,826)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in debt	(66,839)	(3,967)	22,125	–	(48,681)
Common stock dividends, repurchases and stock-based compensation and other	(10,274)	–	–	–	(10,274)
Intercompany balances	(118,805)	126,427	(7,622)	–	–

Net cash (used for) provided by financing activities	(195,918)	122,460	14,503	–	(58,955)

Net (decrease) increase in cash and cash equivalents	(887)	176,719	3,813	–	179,645
Cash and cash equivalents at beginning of year	12,908	172,363	58,343	–	243,614

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,021	$349,082	$62,156	$–	$423,259

	YEAR ENDED DECEMBER 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(333,526)	$(225,548)	$25,170	$200,378	$(333,526)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	439,486	284,210	1,584	–	725,280
Changes in assets and liabilities	26,332	63,056	(28,639)	(200,378)	(139,629)
Other operating activities, net	(23,985)	–	–	–	(23,985)

Net cash provided by (used for) operating activities	108,307	121,718	(1,885)	–	228,140

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(17,939)	(14,256)	48	–	(32,147)
Other investing activities, net	–	–	750	–	750

Net cash (used for) provided by investing activities	(17,939)	(14,256)	798	–	(31,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(106,025)	(5,012)	–	–	(111,037)
Common stock dividends, repurchases and stock-based compensation and other	(57,124)	–	(5)	–	(57,129)
Intercompany balances	42,560	(59,166)	16,606	–	–

Net cash (used for) provided by financing activities	(120,589)	(64,178)	16,601	–	(168,166)

Net (decrease) increase in cash and cash equivalents	(30,221)	43,284	15,514	–	28,577
Cash and cash equivalents at beginning of year	43,129	129,079	42,829	–	215,037

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,908	$172,363	$58,343	$–	$243,614

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2006
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings	$359,942	$61,091	$42,309	$(103,400)	$359,942
Adjustments to reconcile net earnings to net cash provided by operating activities	62,606	89,040	1,992	–	153,638
Changes in assets and liabilities	(438,743)	(116,944)	(28,645)	103,400	(480,932)
Other operating activities, net	(18,011)	–	–	–	(18,011)

Net cash (used for) provided by operating activities	(34,206)	33,187	15,656	–	14,637

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(31,280)	(21,372)	(1,187)	–	(53,839)
Other investing activities, net	–	–	2,250	–	2,250

Net cash (used for) provided by investing activities	(31,280)	(21,372)	1,063	–	(51,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	33,363	(5,216)	–	–	28,147
Common stock dividends, repurchases and stock-based compensation and other	(237,493)	–	(48)	–	(237,541)
Intercompany balances	230,850	(237,229)	6,379	–	–

Net cash provided by (used for) financing activities	26,720	(242,445)	6,331	–	(209,394)

Net (decrease) increase in cash and cash equivalents	(38,766)	(230,630)	23,050	–	(246,346)
Cash and cash equivalents at beginning of year	81,895	359,709	19,779	–	461,383

CASH AND CASH EQUIVALENTS AT END OF YEAR	$43,129	$129,079	$42,829	$–	$215,037

Note L: Subsequent Events

In January 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank and Buyers. The facility became effective January 15, 2009 and replaces the RMC Credit Agreement that expired in January 2009. The agreement contains an initial interest rate of LIBOR plus a margin of 1.75 percent, subject to a LIBOR floor of 2.0 percent. The facility contains representations, warranties, covenants and provisions defining events of default. The covenants require RMC to maintain a minimum net worth and certain financial ratios.

In January 2009, the Company entered into the Fourth Amendment to Credit Agreement (the "Amendment"), among the Company, J.P. Morgan Chase Bank, N.A., as Agent, and the lenders listed therein, which further amended its $550.0 million unsecured revolving credit facility. The Amendment, among other things: a) decreased the Company's borrowing availability from $550.0 million to $200.0 million, subject to further reduction if the consolidated tangible net worth is less than $400.0 million; b) changed the adjustments used to determine compliance with the definition of consolidated tangible net worth covenant and reduced the base amount for the minimum consolidated tangible net worth covenant default limit to $300.0 million; c) amended the leverage ratio restriction to be no more than 55.0 percent; d) agreed to establish certain liquidity reserve accounts in the event the Company fails to satisfy an interest coverage test and an adjusted cash flow from operations to interest incurred test; e) changed the restriction of the Company's book value of unsold land to 1.20x its consolidated tangible net worth; f) changed the borrowing base to allow for 100.0 percent use of unrestricted cash in excess of $25.0 million, less any drawn balances on the revolving credit facility; g) established a requirement for the Company to cash collateralize a pro rata share of a defaulting lender's letter of credit and swing line exposure; h) established an annual common stock cash dividend limit of $10.0 million; and i) increased the pricing grid, which is based on the Company's leverage ratio and public debt rating, as well as the interest coverage ratio. The credit facility's maturity date of January 2011 remains unchanged, and the uncommitted accordion feature has been reduced to a maximum of $300.0 million.

During the first quarter of 2009, the Company repurchased $47.6 million of its senior notes for $35.9 million in the open market.

In January 2009, the Company and Oaktree Capital formed a limited liability company (the "Venture") to acquire and develop residential real estate projects. Combining the Company's operational proficiency as a production homebuilder with Oaktree's expertise in investing in distressed assets allows the Venture to take advantage of the current dislocation in the residential real estate market. An executive committee, comprised of representatives from both firms, will make purchase decisions. The Venture will then provide the improvements and permits necessary to ultimately sell the projects as finished lots. The Company will have the right to option all lots sold by the Venture.

Supplementary Data

QUARTERLY FINANCIAL DATA

	2008				2007
(in thousands, except share data) unaudited	DEC. 31	SEPT. 30	JUN. 30	MAR. 31	DEC. 31	SEPT. 30	JUN. 30	MAR. 31

CONSOLIDATED RESULTS
Revenues	$528,233	$543,844	$487,881	$416,166	$859,790	$737,237	$743,734	$711,114
Earnings (loss) before taxes	(89,148)	(80,679)	(189,771)	(46,166)	(206,111)	(94,521)	(88,825)	(30,641)
Tax expense (benefit)	(29,236)	(14,961)	51,868	(16,850)	(4,201)	(39,781)	(36,394)	(6,196)

Net earnings (loss)	$(59,912)	$(65,718)	$(241,639)	$(29,316)	$(201,910)	$(54,740)	$(52,431)	$(24,445)
Net earnings (loss) per common share:
Basic	$(1.40)	$(1.54)	$(5.70)	$(0.69)	$(4.80)	$(1.30)	$(1.25)	$(0.58)
Diluted	(1.40)	(1.54)	(5.70)	(0.69)	(4.80)	(1.30)	(1.25)	(0.58)
Weighted-average common shares outstanding:
Basic	42,726	42,607	42,422	42,232	42,096	41,958	42,011	42,485
Diluted	42,726	42,607	42,422	42,232	42,096	41,958	42,011	42,485

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
David L. Fristoe
 Senior Vice President, Controller and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Ryland Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ryland Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ryland Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Los Angeles, California
February 23, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Ryland Group, Inc.

We have audited The Ryland Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Ryland Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Ryland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Los Angeles, California
February 23, 2009

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by the report on Form 10-K, an evaluation was performed by the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

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

The Company's management, including the CEO and CFO, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period ended December 31, 2008, and has concluded that there was no change during this period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

At December 31, 2008, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company's management summarized its assessment process and documented its conclusions in the Report of Management, which appears in Part II, Item 8, "Financial Statements and Supplementary Data."

NYSE Certification

The NYSE requires that the chief executive officers of its listed companies certify annually to the NYSE that they are not aware of violations by their companies of NYSE corporate governance listing standards. The Company submitted a non-qualified certification by its Chief Executive Officer to the NYSE last year in accordance with the NYSE's rules. Further, the Company files certifications by its Chief Executive Officer and Chief Financial Officer with the SEC in accordance with the Sarbanes-Oxley Act of 2002. These certifications are filed as exhibits to this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Position (date elected to position) Prior Business Experience

R. Chad Dreier	61	Chairman of the Board of Directors (since 1994); President of the Company (1993-2008); Chief Executive Officer of the Company (since 1993)
Larry T. Nicholson	51

President of the Company (since 2008); Chief Operating Officer of the Company (since 2007); Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (2005-2007); President of the Orlando Division of Ryland Homes (1999-2005)

Gordon A. Milne	57	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000-2002)
Keith E. Bass	44

Senior Vice President of the Company and President of the South Region of Ryland Homes (since 2008); Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (2007-2008); President of the Orlando Division of Ryland Homes (2004-2007); Vice President of Land Resources for the Southeast Region of Ryland Homes (2003-2004)

Robert J. Cunnion, III	53	Senior Vice President, Human Resources of the Company (since 1999)
Eric E. Elder	51	Senior Vice President, Marketing and Communications of the Company (since 2000)
David L. Fristoe	52

Senior Vice President, Controller and Chief Accounting Officer of the Company (since 2005); Senior Vice President, Controller, Chief Accounting Officer and Chief Information Officer of the Company (2000-2005)

Timothy J. Geckle	56	Senior Vice President, General Counsel and Secretary of the Company (since 1997)
Daniel G. Schreiner	51	Senior Vice President of the Company (since 1999); President of Ryland Mortgage Company (since 1998)
Peter G. Skelly	45

Senior Vice President of the Company and President of the North/West Region of Ryland Homes (since 2008); Senior Vice President of the Company and President of the North Region of Ryland Homes (2006-2008); President of the Chicago Division of Ryland Homes (1999-2006)

The Board of Directors elects all officers.

There are no family relationships between any director or executive officer, or arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company's employment and severance arrangements with certain of its executive officers, see the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement"), which is filed pursuant to Regulation 14A under the Exchange Act.

Information as to the Company's directors, executive officers and corporate governance is incorporated by reference from the Company's 2009 Proxy Statement, including the determination by the Board of Directors, with respect to the Audit Committee's financial expert, and the identity of each member of the Audit Committee of the Board of Directors.

The Company has adopted a code of ethics that is applicable to its senior officers, directors and employees. To retrieve the Company's code of ethics, visit www.ryland.com, select "Investors" and scroll down the page to "Code of Ethics."

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the 2009 Proxy Statement. The Compensation Committee Report to be included in the 2009 Proxy Statement shall be deemed furnished in this Annual Report on Form 10-K and shall not be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth on page 13 of this Annual Report on Form 10-K and is incorporated by reference from the 2009 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2009 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the 2009 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

			Page No.
(a)	1.	Financial Statements
		Consolidated Statements of Earnings—years ended December 31, 2008, 2007 and 2006	34
		Consolidated Balance Sheets—December 31, 2008 and 2007	35
		Consolidated Statements of Stockholders' Equity—years ended December 31, 2008, 2007 and 2006	36
		Consolidated Statements of Cash Flows—years ended December 31, 2008, 2007 and 2006	37
		Notes to Consolidated Financial Statements	38
	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	71
		Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.

3.	Exhibits
The following exhibits are included with this report or incorporated herein by reference as indicated below:
	3.1	Articles of Restatement of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
	3.2	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1996)
	4.1	Senior Notes, dated as of January 11, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-121469)
	4.2	Articles Supplementary of The Ryland Group, Inc. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
	4.3	Senior Notes, dated as of May 9, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
	4.4	Senior Notes, dated as of May 30, 2006 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
	4.5	Rights Agreement, dated as of December 18, 2008, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC (Incorporated by reference from Form 8-A, filed December 29, 2008)
	10.1	Credit Agreement, dated as of January 12, 2006, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed January 13, 2006)
	10.2	First Amendment to Credit Agreement, dated October 17, 2007, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed October 17, 2007)
	10.3	Second Amendment to Credit Agreement, dated February 15, 2008, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed February 15, 2008)
	10.4	Third Amendment to Credit Agreement, dated June 27, 2008, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed July 2, 2008)
	10.5	Fourth Amendment to Credit Agreement, dated January 22, 2009, between The Ryland Group, Inc. and certain financial institutions (Filed herewith)
	10.6	Credit Agreement, dated January 24, 2008, between Ryland Mortgage Company and Guaranty Bank (Incorporated by reference from Form 8-K, filed January 29, 2008)
	10.7	RMC Repurchase Agreement, dated December 31, 2008, between Ryland Mortgage Company and Guaranty Bank and Buyers (Incorporated by reference from Form 8-K, filed January 15, 2009)
	10.8	2002 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)
	10.9	Amendment and Restatement of 2005 Equity Incentive Plan of The Ryland Group, Inc. (Filed herewith)
	10.10	Amendment and Restatement of The Ryland Group, Inc. 2007 Equity Incentive Plan (Filed herewith)
	10.11	Amendment and Restatement of The Ryland Group, Inc. 2008 Equity Incentive Plan (Filed herewith)

3.	Exhibits, continued
	10.12	Form of Non-Qualified Stock Option Agreement (Incorporated by reference from Form 8-K, filed April 29, 2005)
	10.13	Form of Amended and Restated Stock Unit Agreement (Incorporated by reference from Form 8-K, filed April 18, 2006)
	10.14	Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.15	Amendment No. 1 to Form of Stock Unit Agreement for Executive Officers (Filed herewith)
	10.16	Non-Employee Directors' Stock Unit Plan, effective January 1, 2005 (Filed herewith)
	10.17	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 2000)
	10.18	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)
	10.19	Non-Employee Director Stock Plan, effective April 26, 2006 (Incorporated by reference from Form 8-K, filed April 27, 2006)
	10.20	Amended and Restated Employment Agreement, dated as of April 20, 2005, between The Ryland Group, Inc. and R. Chad Dreier (Incorporated by reference from Form 8-K/A, filed May 4, 2005)
	10.21	Amendment No. 1 to the Amended and Restated Employment Agreement, by and between The Ryland Group, Inc. and R. Chad Dreier, effective January 1, 2005 (Filed herewith)
	10.22	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)
	10.23	Amendment and Restatement of The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan II (Filed herewith)
	10.24	Form of Stock Unit Agreement for R. Chad Dreier (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.25	Amendment and Restatement of The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Filed herewith)
10.26

Form of Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

	10.27	Form of Amendment No. 1 to Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company (Filed herewith)
10.28

Form of 2007 Senior Executive Severance Agreement between The Ryland Group,  Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2006)

	10.29	Form of Amendment No. 1 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company (Filed herewith)

3.	Exhibits, continued
	10.30	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, effective January 1, 2005 (Filed herewith)
	10.31	TRG Incentive Plan, as amended and restated, effective January 1, 2005 (Filed herewith)
	10.32	The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.33	Amendment No. 1 to The Ryland Group, Inc. Performance Award Program (Filed herewith)
	10.34	The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.35	Amendment No. 1 to The Ryland Group, Inc. Senior Executive Performance Plan (Filed herewith)
	10.36	Lease Agreement, dated as of December 29, 1999, by and between The Ryland Group, Inc. and Kilroy Realty Group (Incorporated by reference from Form 10-K for the year ended December 31, 1999)
10.37

First Amendment to Office Building Lease, dated August 26, 2005, by and between
The Ryland Group, Inc. and Kilroy Realty, L.P.
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)

	10.38	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc. and PCCP HC Kierland, LLC (Incorporated by reference from Form 8-K, filed March 6, 2006)
	12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
	21	Subsidiaries of the Registrant (Filed herewith)
	23	Consent of Independent Registered Public Accounting Firm (Filed herewith)
	24	Power of Attorney (Filed herewith)
	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	32.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	32.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

The Ryland Group, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

(in thousands)	BALANCE AT BEGINNING OFPERIOD	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS AND TRANSFERS	BALANCE AT END OF PERIOD

Valuation allowances:
Homebuilding inventories
2008	$488,106	$257,389	$(300,307)	$445,188
2007	59,735	503,955	(75,584)	488,106
2006	486	62,910	(3,661)	59,735
Other real estate assets
2008	$2,381	$45,640	$(14,451)	$33,570
2007	670	2,241	(530)	2,381
2006	263	549	(142)	670
Deferred tax assets
2008	$75,166	$143,784	$–	$218,950
2007	–	75,166	–	75,166

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Ryland Group, Inc.
By:
/s/ R. Chad Dreier
R. Chad Dreier Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2009
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Principal Executive Officer:
/s/ R. Chad Dreier
R. Chad Dreier Chairman and Chief Executive Officer	February 25, 2009
Principal Financial Officer:
/s/ Gordon A. Milne
Gordon A. Milne Executive Vice President and Chief Financial Officer	February 25, 2009
Principal Accounting Officer:
/s/ David L. Fristoe
David L. Fristoe Senior Vice President, Controller and Chief Accounting Officer	February 25, 2009
A majority of the Board of Directors: R. Chad Dreier, Leslie M. Frécon, Roland A. Hernandez, William L. Jews, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe and Charlotte St. Martin
By:
/s/ Timothy J. Geckle
Timothy J. Geckle As Attorney-in-Fact	February 25, 2009

 Index of Exhibits

10.5	Fourth Amendment to Credit Agreement, dated January 22, 2009, between The Ryland Group, Inc. and certain financial institutions
10.9	Amendment and Restatement of 2005 Equity Incentive Plan of The Ryland Group, Inc.
10.10	Amendment and Restatement of The Ryland Group, Inc. 2007 Equity Incentive Plan
10.11	Amendment and Restatement of The Ryland Group, Inc. 2008 Equity Incentive Plan
10.15	Amendment No. 1 to Form of Stock Unit Agreement for Executive Officers
10.16	Non-Employee Directors' Stock Unit Plan, effective January 1, 2005
10.21	Amendment No. 1 to the Amended and Restated Employment Agreement, by and between The Ryland Group, Inc. and R. Chad Dreier, effective January 1, 2005
10.23	Amendment and Restatement of The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan II
10.25	Amendment and Restatement of The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan
10.27	Form of Amendment No. 1 to Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
10.29	Form of Amendment No. 1 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
10.30	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, effective January 1, 2005
10.31	TRG Incentive Plan, as amended and restated, effective January 1, 2005
10.33	Amendment No. 1 to The Ryland Group, Inc. Performance Award Program
10.35	Amendment No. 1 to The Ryland Group, Inc. Senior Executive Performance Plan
12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

  PART I
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
  Item 9B. Other Information
  PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
  PART IV
  Item 15. Exhibits, Financial Statement Schedules
  Signatures
  Index of Exhibits