Form 10-Q
period 2009-03-31
RYLAND GROUP INC
filed 2009-05-06
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one:)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting ☐ company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes    ☑   No

The number of shares of common stock of The Ryland Group, Inc. outstanding on May 4, 2009, was 43,042,770.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31	,
(in thousands, except share data)	2009	2008
REVENUES
Homebuilding	$258,967	$399,600
Financial services	6,271	16,566
TOTAL REVENUES	265,238	416,166

EXPENSES
Cost of sales	293,085	372,401
(Earnings) loss from unconsolidated joint ventures	(49)	7,101
Selling, general and administrative	40,300	63,785
Financial services	7,848	9,979
Corporate	9,051	9,066
(Income) expenses related to early retirement of debt	(9,648)	-
TOTAL EXPENSES	340,587	462,332

LOSS
Loss before taxes	(75,349)	(46,166)
Tax expense (benefit)	-	(16,850)
NET LOSS	$(75,349)	$(29,316)
NET LOSS PER COMMON SHARE
Basic	$(1.76)	$(0.69)
Diluted	(1.76)	(0.69)
AVERAGE COMMON SHARES OUTSTANDING
Basic	42,853,399	42,232,186
Diluted	42,853,399	42,232,186
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.12
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	MARCH 31	,	DECEMBER 31	,
(in thousands, except share data)	2009		2008
ASSETS	(Unaudited	)
Cash and cash equivalents	$533,970		$423,259
Housing inventories
Homes under construction	414,000		464,810
Land under development and improved lots	470,896		547,318
Inventory held-for-sale	73,218		68,971
Consolidated inventory not owned	9,699		15,218
Total housing inventories	967,813		1,096,317
Property, plant and equipment	35,772		41,558
Current taxes receivable, net	-		160,681
Other	117,358		141,173
TOTAL ASSETS	1,654,913		1,862,988

LIABILITIES
Accounts payable	58,320		73,464
Accrued and other liabilities	218,483		259,947
Debt	718,054		790,399
TOTAL LIABILITIES	994,857		1,123,810

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized — 10,000 shares Series A Junior
Participating Preferred, none outstanding	-		-
Common stock, $1.00 par value:
Authorized — 199,990,000 shares
Issued — 42,882,997 shares at March 31, 2009
(42,754,467 shares at December 31, 2008)	42,883		42,754
Retained earnings	604,947		679,317
Accumulated other comprehensive income	3,105		3,291
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	650,935		725,362
NONCONTROLLING INTEREST	9,121		13,816
TOTAL EQUITY	660,056		739,178
TOTAL LIABILITIES AND EQUITY	$1,654,913		$1,862,988
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

THREE MONTHS ENDED
MARCH 31	,
(in thousands)	200	9	200	8
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,349)	$(29,316)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	9,349	8,258
Stock-based compensation expense	2,191	2,129
Gain on repurchases of senior debt	(11,421)	-
Inventory and other asset impairments and write-offs	49,426	28,038
Deferred tax valuation allowance	28,721	-
Changes in assets and liabilities:
Decrease in inventories	74,754	32,141
Net change in other assets, payables and other liabilities	95,345	(64,004)
Excess tax benefits from stock-based compensation	(409)	(1,089)
Other operating activities, net	(873)	(738)
Net cash provided by (used for) operating activities	171,734	(24,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property, plant and equipment	(345)	(4,087)
Other investing activities, net	63	8
Net cash used for investing activities	(282)	(4,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of long-term debt	(35,938)	-
Net (repayments) borrowings against revolving credit facilities	(20,683)	2,232
Decrease in short-term borrowings	(4,031)	(1,961)
Common stock dividends	(1,297)	(5,087)
Issuance of common stock under stock-based compensation	799	2,057
Excess tax benefits from stock-based compensation	409	1,089
Net cash used for financing activities	(60,741)	(1,670)
Net increase (decrease) in cash and cash equivalents	110,711	(30,330)
Cash and cash equivalents at beginning of period	423,259	243,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$533,970	$213,284
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash refunds received for income taxes	$165,584	$4,618
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$4,695	$3,929
See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME	EQUITY
BALANCE AT DECEMBER 31, 2008	$42,754	$679,317	$3,291	$725,362
Comprehensive loss:
Net loss		(75,349)		(75,349)
Other comprehensive loss, net of tax:
Change in net unrealized gain on
cash flow hedging instruments,
net of taxes of $115			(186)	(186)
Total comprehensive loss				(75,535)
Common stock dividends (per share $0.03)		(1,309)		(1,309)
Stock-based compensation and related
income tax benefit	129	2,288		2,417
BALANCE AT MARCH 31, 2009	$42,883	$604,947	$3,105	$650,935

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”).  Noncontrolling interest represents the selling entities’ ownership interest in land and lot option purchase contracts and the other partner’s equity in consolidated joint ventures.  (See Note 6, “Variable Interest Entities (“VIE”)” and Note 7, “Investments in Joint Ventures”).  Intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the 2009 presentation.  See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2008 Annual Report on Form 10-K for a description of its accounting policies.

The consolidated balance sheet at March 31, 2009, and the consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2009 and 2008, have been prepared by the Company without audit.  In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2009, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three months ended March 31, 2009, are not necessarily indicative of the operating results expected for the year ended December 31, 2009.

Note 2.  Comprehensive Income

Comprehensive income consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes.  Comprehensive losses totaled $75.5 million and $29.5 million for the three-month periods ended March 31, 2009 and 2008, respectively.

Note 3.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm.  As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding divisions across the country.  The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate.  The Company’s homebuilding operations consist of four regional reporting segments, referred to as North, Southeast, Texas and West.  The homebuilding segments specialize in the sale and construction of single-family attached and detached housing.  Its financial services segment includes Ryland Mortgage Company and its subsidiaries (“RMC”), RH Insurance Company, Inc. (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”) and Columbia National Risk Retention Group, Inc. (“CNRRG”).  The Company’s financial services segment provides loan origination and offers mortgage, title, escrow and insurance services.  Corporate is a nonoperating business segment with the sole purpose of supporting operations.  In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, while certain assets relating to employee benefit plans are attributed to other segments.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk.  The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31	,
(in thousands)	2009	2008
REVENUES
Homebuilding
North	$86,847	$122,082
Southeast	72,066	132,724
Texas	70,341	84,300
West	29,713	60,494
Financial services	6,271	16,566
Total	$265,238	$416,166
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$(35,679)	$(16,263)
Southeast	(25,798)	(4,010)
Texas	(2,194)	(544)
West	(10,698)	(22,870)
Financial services	(1,577)	6,587
Corporate and unallocated	597	(9,066)
Total	$(75,349)	$(46,166)

Note 4.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31	,
(in thousands, except share data)	2009	2008
NUMERATOR
Net loss	$(75,349)	$(29,316)
DENOMINATOR
Basic earnings per share — weighted-average shares	42,853,399	42,232,186
Effect of dilutive securities	-	-
Diluted earnings per share — adjusted weighted-average shares and assumed conversions	42,853,399	42,232,186
NET LOSS PER COMMON SHARE
Basic	$(1.76)	$(0.69)
Diluted	(1.76)	(0.69)

For the three months ended March 31, 2009 and 2008, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company’s net loss for the respective periods.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets.  For inventory held and used, undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors.  The Company’s analysis of these communities generally assumes current prices based on current sales orders for particular or comparable communities.  The Company’s determination of fair value is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams.  When determining the value of inventory held-for-sale, the Company considers recent offers, comparable sales and/or estimated cash flows.  Inventories to be held and used or disposed of are reported net of valuation reserves.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  Valuation reserves related to impaired inventories amounted to $472.3 million and $445.2 million at March 31, 2009 and December 31, 2008, respectively.  The net carrying values of the related inventories amounted to $388.2 million and $378.6 million at March 31, 2009 and December 31, 2008, respectively.  Inventory costs include direct costs of land and land development; material acquisition; and home construction expenses.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.  Interest and taxes are capitalized during the land development and construction stages.

Capitalized interest is amortized in construction and land costs as the related inventories are delivered to homebuyers.  The following table is a summary of capitalized interest:

(in thousands)	2009	2008
Capitalized interest at January 1	$105,010	$119,267
Interest capitalized	11,187	11,615
Interest amortized to cost of sales	(8,510)	(6,324)
Capitalized interest at March 31	$107,687	$124,558

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	MARCH 31, 2009			DECEMBER 31, 2008
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	4,227	2,460	6,687	4,381	2,755	7,136
Southeast	7,550	524	8,074	7,969	749	8,718
Texas	4,591	402	4,993	4,833	440	5,273
West	1,929	372	2,301	2,056	372	2,428
Total	18,297	3,758	22,055	19,239	4,316	23,555

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices.  In accordance with the requirements of FIN 46, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of FIN 46, the Company consolidated $9.7 million of inventory not owned at March 31, 2009, of which $9.6 million pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and $138,000 pertained to one of its homebuilding joint ventures.  (See Note 7, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, the Company eliminated $681,000 of its related cash deposits for lot option purchase contracts, which are included in “Consolidated inventory not owned.”  Noncontrolling interest totaling $8.9 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At March 31, 2009, the Company had cash deposits and letters of credit totaling $1.3 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss.  Creditors of these VIEs, if any, have no recourse against the Company.  At March 31, 2009, the Company had cash deposits and/or letters of credit totaling $19.5 million that were associated with lot option purchase contracts having an aggregate purchase price of $165.5 million and related to VIEs in which it did not have a primary variable interest.

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

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	MARCH 31, 2009			DECEMBER 31, 2008
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	578	-	578	578	-	578
Southeast	-	-	-	-	-	-
Texas	140	-	140	145	-	145
West	166	1,209	1,375	166	1,209	1,375
Total	884	1,209	2,093	889	1,209	2,098

At March 31, 2009 and December 31, 2008, the Company’s investments in its unconsolidated joint ventures totaled $13.2 million and $12.5 million, respectively, and were classified in the consolidated balance sheets under “Other” assets.  For the first quarter ended March 31, 2009, the Company’s equity in earnings from unconsolidated joint ventures totaled $49,000, compared to equity in losses of $7.1 million for the same period in 2008.  This increase was primarily due to fewer impairment charges taken in the current quarter.

During 2008, debt related to one of the Company’s unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

proceeding.  The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred.  In addition, a Completion Guarantee was also provided that pertained to development and improvement costs estimated by the banks at $358.0 million, plus certain interest and other obligations.  The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable.  The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 seeking enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance.  The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

At March 31, 2009, one of the joint ventures in which the Company participates was consolidated in accordance with the provisions of FIN 46, as the Company was determined to have the primary variable interest in this entity.  In association with this consolidated joint venture, the Company eliminates any pretax earnings or losses if any sales are made by the joint venture to the Company.  The Company did not record any pretax earnings or losses for the three months ended March 31, 2009 and 2008, respectively, in association with this consolidated joint venture.  At March 31, 2009, the Company consolidated approximately $149,000 of assets, which included $138,000 of consolidated inventory not owned, $120,000 of total liabilities and approximately $242,000 of noncontrolling interest.  Total assets of approximately $810,000, including $799,000 of consolidated inventory not owned, $968,000 of total liabilities and approximately $242,000 of noncontrolling interest, were consolidated at December 31, 2008.

Note 8.  Debt

Debt consisted of the following at March 31, 2009 and December 31, 2008:

	MARCH 31,	DECEMBER 31,
(in thousands)	2009	2008
Senior notes	$698,369	$746,000
Secured notes payable	18,243	22,274
RMC credit facility	1,442	22,125
Total debt	$718,054	$790,399

At March 31, 2009, the Company had outstanding (a) $239.2 million of 5.4 percent senior notes due May 2012; (b) $231.2 million of 6.9 percent senior notes due June 2013; and (c) $228.0 million of 5.4 percent senior notes due January 2015.  Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

During the first quarter of 2009, the Company repurchased $47.6 million of its senior notes for $35.9 million in the open market, resulting in a gain of $11.4 million, which is included in “(Income) expenses related to early retirement of debt” in the Consolidated Statements of Earnings.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  The Company was in compliance with these covenants at March 31, 2009.

During the first quarter of 2009, the Company entered into the Fourth Amendment to Credit Agreement (the “Amendment”).  This agreement among the Company and J.P. Morgan Chase Bank, N.A., as agent, and the lenders listed therein, further amended the Company’s $550.0 million unsecured revolving credit facility.  The Amendment, among other things: (a) decreased the Company’s borrowing availability from $550.0 million to $200.0 million, subject to further reduction if the consolidated tangible net worth is less than $400.0 million;

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

(b) changed the adjustments used to determine compliance with the consolidated tangible net worth covenant and reduced the base amount for the minimum consolidated tangible net worth covenant default limit to $300.0 million; (c) amended the leverage ratio restriction to be no more than 55.0 percent; (d) agreed to establish certain liquidity reserve accounts in the event that the Company fails to satisfy an interest coverage test and an adjusted cash flow from operations to interest incurred test; (e) changed the restriction of the Company’s book value of unsold land to 1.20x of its consolidated tangible net worth; (f) changed the borrowing base to allow for 100.0 percent use of unrestricted cash in excess of $25.0 million, less any drawn balances on the revolving credit facility; (g) established a requirement for the Company to cash collateralize a pro rata share of a defaulting lender’s letter of credit and swing line exposure; (h) established an annual common stock cash dividend limit of $10.0 million; and (i) increased the pricing grid, which is based on the Company’s leverage ratio and public debt rating, as well as the interest coverage ratio.  The credit facility’s maturity date of January 2011 remains unchanged, and the accordion feature has been reduced to a maximum of $300.0 million, subject to the availability of additional lending commitments.  The revolving credit facility includes a $75.0 million swing-line facility and the ability to issue standby letters of credit.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional.  Interest rates on outstanding borrowings under the amended facility are determined either by reference to LIBOR or an alternative base rate, with margins determined based on changes in the Company’s leverage ratio and credit ratings.  In addition, if the Company’s interest coverage ratio is less than 2.0 to 1.0, an interest premium is determined based on changes in the Company’s interest coverage ratio.  The reduction of the credit facility’s commitments during the first quarter ended March 31, 2009, resulted in an expense of $1.8 million, which represented the write-off of a pro rata portion of unamortized debt costs and is included in “(Income) expenses related to early retirement of debt” in the Consolidated Statements of Earnings.

There were no borrowings outstanding under the facility at March 31, 2009 or December 31, 2008.  Letters of credit aggregating $84.6 million and $95.7 million were outstanding under the facility at March 31, 2009 and December 31, 2008, respectively.  The unused borrowing capacity under the facility, as then in effect, totaled $115.4 million and $454.3 million at March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, the credit facility was subject to a borrowing base limitation covenant.  The Company was in compliance with its covenants at March 31, 2009.  At March 31, 2009, the Company’s obligations to pay principal, premium, if any, and interest under its unsecured revolving credit facility; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional. (See Note 15, “Supplemental Guarantor Information.”)

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At March 31, 2009 and December 31, 2008, outstanding seller-financed nonrecourse notes payable were $18.2 million and $22.3 million, respectively.

In January 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank.  The RMC repurchase facility became effective January 15, 2009, and replaced the RMC credit agreement that expired in January 2009.  The agreement contains an initial interest rate of LIBOR plus a margin of 1.75 percent, subject to a LIBOR floor of 2.0 percent.  The RMC repurchase facility contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain a minimum net worth and certain financial ratios.  The Company was in compliance with these covenants, and outstanding borrowings against this facility totaled $1.4 million at March 31, 2009.

(See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity.”)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 9.  Fair Values of Financial and Non-financial Instruments

Financial Instruments

Fair values of financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques.  Estimated fair values are significantly affected by the assumptions used.  Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair-Value Measurements,” categorizes fair-value measurements as level 1, level 2 or level 3, based on the type of inputs used in estimating fair value.

The following table sets forth information regarding the Company’s fair-value measurement methods and values for financial instruments:

	MARCH 31, 2009
		FAIR VALUE
(in thousands)	LOWER OF COST OR MARKET (1)	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	VALUATION UTILIZES OBSERVABLE INPUTS (LEVEL 2)	VALUATION UTILIZES UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Mortgage loans held-for-sale	$265	$-	$2,325	$-	$2,590
Mortgage interest rate lock commitments (“IRLCs”)	-	-	-	2,702	2,702
Forward-delivery contracts	-	-	(487)	-	(487)

(1) Loans originated prior to January 1, 2008.

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (level 2).  As of March 31, 2009, contractual principal amounts of loans held-for-sale totaled $2.7 million.  IRLCs are valued at their aggregate market price premium or deficit, plus servicing premium, multiplied by the projected close ratio.  The market price premium or deficit is based on quoted market prices of similar instruments (level 2); the servicing premium is based on contractual investor guidelines for each product (level 2); and the projected close ratio is determined by utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level (level 3).

At March 31, 2009 and 2008, gains of $555,000 and $2.4 million, respectively, were attributable to changes in the value of servicing rights, related to the measurement of written loan commitments, in accordance with Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings,” and were included in revenues within “Financial services” in the Consolidated Statements of Earnings.

The Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair-Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” on a prospective basis for mortgage loans held-for-sale, effective January 1, 2008.  Accordingly, mortgage loans held-for-sale that originated subsequent to January 1, 2008, are measured at fair value.  Loans originated prior to that date are held at the lower of cost or market on an aggregate basis, in accordance with Statement of Financial Accounting Standard No. 65, “Accounting for Certain Mortgage Banking Activities.”  The application of SFAS 159 to mortgage loans held-for-sale improves the consistency of loan valuation between the date of borrower lock and the date of loan sale.  As of March 31, 2009, the difference between the aggregate fair value and the aggregate unpaid principal balance for loans measured at fair value was $49,000.  Consequently, this amount has been recognized as a gain in current earnings, which is included in revenues within “Financial services” in the Consolidated Statements of Earnings.  At March 31, 2009, the Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $220,000.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could have a material impact on the value of these items.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table represents a reconciliation of changes in fair values of level 3 items included in revenues under “Financial services” in the Consolidated Statements of Earnings:

(in thousands)	IRLCs
Fair value at January 1, 2009	$2,175
(Gain) loss recognized on conversion to loans	(2,585)
Additions	3,393
Change in valuation of items held	(281)
Fair value at March 31, 2009	$2,702

Non-financial Instruments

As of January 1, 2009, the Company adopted SFAS 157 for its non-financial instruments on a nonrecurring basis.  These non-financial homebuilding assets are those assets for which the Company recorded valuation adjustments during the first quarter ended March 31, 2009.  See further discussion of the valuation of the Company’s non-financial assets at Note 5, “Housing Inventories.”

The following table summarizes the fair-value measurements of its non-financial assets at March 31, 2009:

			IMPAIRMENT
			CHARGES
			FOR THE THREE
	FAIR VALUE	FAIR VALUE AT	MONTHS ENDED
(in thousands)	HEIRARCHY	MARCH 31, 2009	MARCH 31, 2009
Inventory held-and-used (1)	Level 3	$53,279	$48,398
Other assets held-for-sale (2)	Level 3	818	290
Investments in unconsolidated joint ventures	Level 3	2,125	81
Total		$56,222	$48,769

(1)

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” inventory held-and-used with a carrying value of $101.7 million was written down to its fair value of $53.3 million at March 31, 2009.  The write-down resulted in total impairments of $48.4 million for the three months ended March 31, 2009.

(2)

In accordance with SFAS 144, other assets held-for-sale with a carrying value of $1.1 million was written down to its fair value of $818,000 at March 31, 2009. The write-down resulted in total impairments of $290,000 for the three months ended March 31, 2009.

Note 10.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At March 31, 2009 and December 31, 2008, the cash surrender values of these contracts were $26.7 million and $23.8 million, respectively, and are included in “Other” assets.  The net periodic benefit cost of these plans for the three months ended March 31, 2009, was $3.0 million and included service costs of $532,000, interest costs of $392,000 and investment losses of $2.1 million.  The net periodic benefit cost of these plans for the three months ended March 31, 2008, was $3.0 million and included service costs of $699,000, interest costs of $346,000 and investment losses of $1.9 million.  The $30.6 million and $29.7 million projected benefit obligations at March 31, 2009 and December 31, 2008, respectively, were equal to the net liability recognized in the balance sheet at those dates.  The weighted-average discount rate used for the plans was 7.9 percent for the three-month periods ended March 31, 2009 and 2008.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 11.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses.  They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to future years having taxable income.  Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that some portion of the deferred tax asset will not be realized.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives.  The Company generated additional deferred tax assets in 2009 and 2008 due to inventory impairments and the expiration of net operating loss carrybacks.  In light of these additional impairments, the continued downturn in the housing market and the uncertainty as to its duration, which limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required.  Therefore, in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” the Company recorded a valuation allowance totaling $28.7 million against its deferred tax assets during the first quarter ended March 31, 2009.  The balance of the deferred tax valuation allowance was $247.7 million as of March 31, 2009.  For federal purposes, net operating losses can be carried forward 20 years and, for state purposes, can generally be carried forward 10 to 15 years, depending on the taxing jurisdiction.  To the extent that the Company generates sufficient taxable income in the future to utilize tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

As a result of its noncash tax charges, the Company’s effective income tax benefit rate was 0.0 percent for the first quarter ended March 31, 2009, compared to 36.5 percent for the same period in 2008.  The decrease in the effective income tax benefit rate for 2009, compared to 2008, was primarily due to the noncash tax charges that related to the Company’s deferred tax assets.

Note 12.  Stock-Based Compensation

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the Company’s plans, all of which were approved by its stockholders.  Refer to Note I, “Stock-Based Compensation,” in the Company’s 2008 Annual Report on Form 10-K for more information regarding its stock plans.

The Company recorded $2.2 million and $2.1 million of stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively.  Stock-based compensation expenses have been allocated to the Company’s business units and are reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Shared-Based Payment,” requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (“excess tax benefits”) be classified as financing cash flows.  Excess tax benefits of $409,000 and $1.1 million for the three months ended March 31, 2009 and 2008, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

The Ryland Group, Inc. 2008 Equity Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees.  At March 31, 2009 and December 31, 2008, stock options, or other awards or units available for grant under the Plan and its predecessor plans, totaled 1,802,990 and 2,446,606, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s plans as of March 31, 2009 and 2008, and changes for the three-month periods then ended follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2008	4,034,166	$35.44	4.3
Granted	-	-
Exercised	(139,884)	10.48
Forfeited	(60,288)	52.66
Options outstanding at March 31, 2008	3,833,994	$36.08	4.1	$29,378
Available for future grant	1,781,013
Total shares reserved at March 31, 2008	5,615,007
Options exercisable at March 31, 2008	2,942,915	$32.07	4.3	$29,378
Options outstanding at January 1, 2009	3,654,901	$37.97	3.8
Granted	477,000	14.13
Exercised	(128,530)	6.23
Forfeited	(93,384)	41.81
Options outstanding at March 31, 2009	3,909,987	$36.02	3.8	$3,666
Available for future grant	1,874,990
Total shares reserved at March 31, 2009	5,784,977
Options exercisable at March 31, 2009	2,551,077	$38.91	3.7	$2,487

The Company has determined the grant-date fair value of stock options using the Black-Scholes-Merton option-pricing formula.  Expected volatility is based upon the historical volatility of the Company’s common stock.  The expected dividend yield is based on an annual dividend rate of $0.12 per common share.  The risk-free rate for periods within the contractual life of the stock option award is based upon the zero-coupon U.S. Treasury bond on the date the stock option is granted, with a maturity equal to the expected option life of the stock option granted.  The expected option life is derived from historical experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

The following table presents the weighted-average inputs used and fair values determined for stock options granted during the three-month period ended March 31, 2009.  There were no stock options granted during the three-month period ended March 31, 2008.

2009
Expected volatility	48.9%
Expected dividend yield	0.9%
Expected term (in years)	3.5
Risk-free rate	1.7%
Weighted-average grant-date fair value	$4.97

The Company recorded stock-based compensation expense related to stock options of $1.2 million and $1.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.

During the three-month periods ended March 31, 2009 and 2008, the total intrinsic values of stock options exercised were $1.2 million and $2.9 million, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company has made several restricted stock unit awards to senior executives under the Plan and its predecessor plans.  Compensation expense recognized for such awards totaled $908,000 and $423,000 for the three months ended March 31, 2009 and 2008, respectively.

The following is a summary of activity relating to restricted stock unit awards:

	2009	2008
Restricted stock units at January 1	480,002	242,000
Shares awarded	300,000	-
Shares vested	-	-
Shares forfeited	(40,000)	(40,000)
Restricted stock units at March 31	740,002	202,000

At March 31, 2009, the outstanding restricted stock units will vest as follows:  2009 — 206,672; 2010 — 236,668; 2011 — 196,661; and 2012 — 100,001.  Upon his retirement as Chief Executive Officer (“CEO”) of the Company on May 29, 2009, Chairman of the Board and CEO, R. Chad Dreier will forfeit 40,000 restricted stock units, which would otherwise have vested on March 1, 2010, subject to satisfaction of certain performance criteria.

The Company has granted stock awards to its non-employee directors pursuant to the terms of The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”).  The Company recorded stock-based compensation expense related to Director Plan stock awards in the amount of $75,000 and $131,000 during the three-month periods ended March 31, 2009 and 2008, respectively.  At March 31, 2009 and December 31, 2008, stock options, or other awards or units available for grant under the Director Plan, totaled 72,000.

Note 13.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At March 31, 2009 and December 31, 2008, it had cash deposits and letters of credit outstanding that totaled $29.2 million and $31.0 million, respectively, for land options pertaining to land purchase contracts with aggregate purchase prices of $237.5 million and $276.5 million, respectively.  At March 31, 2009, the Company had commitments with respect to option contracts having specific performance provisions of approximately $4.3 million, compared to $5.7 million at December 31, 2008.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At March 31, 2009, total development bonds were $183.3 million, while performance-related cash deposits and letters of credit were $47.8 million.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not expect that any currently outstanding bonds or letters of credit will be called.

During 2008, debt related to one of the Company’s unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding.  The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred.  In addition, a Completion Guarantee was also provided that pertained to development and improvement costs estimated by the banks at $358.0 million, plus certain interest and other obligations.  The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable.  The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 seeking enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance.  The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  The Company had outstanding IRLCs totaling $120.4 million and $88.8 million at March 31, 2009 and December 31, 2008, respectively.  Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans.  In general, this obligation arises if the losses are due to origination errors made by RMC; if the borrower does not make their first payment; or if there is undiscovered fraud on the part of the borrower.  Reserves for losses related to future indemnification or for the repurchase of sold and held loans were $5.8 million and $5.4 million at March 31, 2009 and December 31, 2008, respectively.  Aggregate indemnification and repurchase expenses were $1.7 million and $377,000 for the three months ended March 31, 2009 and 2008, respectively.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2009	2008
Balance at January 1	$29,777	$36,557
Warranties issued	693	1,067
Settlements made	(1,747)	(3,170)
Balance at March 31	$28,723	$34,454

The Company requires substantially all of its subcontractors to have general liability insurance, which includes construction defect coverage, and workmans compensation insurance.  RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008.  At March 31, 2009, RHIC had $36.8 million in cash and cash equivalents, of which $28.5 million was restricted as collateral for letters of credit for the same amount, and $27.7 million in subcontractor product liability reserves, which are included in the consolidated balance sheet under “Cash and cash equivalents” and “Accrued and other liabilities,” respectively.  At December 31, 2008, RHIC had $37.1 million in cash and cash equivalents, of which $28.5 million was restricted, and $28.3 million in subcontractor product liability reserves.

Changes in the Company’s insurance reserves during the period are as follows:

(in thousands)	2009	2008
Balance at January 1	$28,333	$28,293
Insurance expense provisions	-	781
Loss expenses paid	(624)	-
Balance at March 31	$27,709	$29,074

The Company is party to various legal proceedings generally incidental to its businesses.  Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims.  The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims.  The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies.  Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

estimates.  At March 31, 2009 and December 31, 2008, the Company had legal reserves of $12.5 million and $15.2 million, respectively. (See “Part II. Item 1. Legal Proceedings.”)

Note 14.  New Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements.  SFAS 157 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  The Company adopted the remaining provisions of SFAS 157 effective January 1, 2009, and it did not have a material impact on the Company’s financial condition or results of operations.

FSP 157-3

In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The staff position clarifies the application of SFAS 157 to a market that is not active.  FSP 157-3 became effective upon issuance and includes prior periods for which financial statements have not been provided.  The Company adopted FSP 157-3 as of September 30, 2008, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is required to be adopted prospectively for the first annual reporting period beginning after December 15, 2008.  The Company adopted this statement during the first quarter of 2009.  The impact on its consolidated financial statements was not material; however, it resulted in a reclassification of the Company’s noncontrolling interest from liabilities to equity on its Consolidated Balance Sheet.

SFAS 163

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts — an Interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance entity recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 also clarifies the application of Statement of Financial Accounting Standards No. 60 (“SFAS 60”), “Accounting and Reporting by Insurance Enterprises,” to financial guarantee insurance contracts and expands disclosure requirements surrounding such contracts.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company adopted the provisions of SFAS 163 effective January 1, 2009, and it did not have a material impact on the Company’s financial condition or results of operations.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 15.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $200.0 million unsecured revolving credit facility; 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; and 5.4 percent senior notes due January 2015 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”).  Such guarantees are full and unconditional.

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

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2009
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$149,121	$112,900	$6,271	$(3,054)	$265,238

EXPENSES
Corporate, general and
administrative	219,929	125,512	7,848	(3,054)	350,235
Expenses related to early
retirement of debt	(9,648)	-	-	-	(9,648)
TOTAL EXPENSES	210,281	125,512	7,848	(3,054)	340,587

Loss before taxes	(61,160)	(12,612)	(1,577)	-	(75,349)
Equity in net loss of subsidiaries	(14,189)	-	-	14,189	-
NET EARNINGS (LOSS)	$(75,349)	$(12,612)	$(1,577)	$14,189	$(75,349)

	THREE MONTHS ENDED MARCH 31, 2008
REVENUES	$248,512	$160,387	$16,566	$(9,299)	$416,166

EXPENSES
Corporate, general and
administrative	274,145	187,507	9,979	(9,299)	462,332
TOTAL EXPENSES	274,145	187,507	9,979	(9,299)	462,332

Earnings (loss) before taxes	(25,633)	(27,120)	6,587	-	(46,166)
Tax expense (benefit)	(9,356)	(9,898)	2,404	-	(16,850)
Equity in net loss of subsidaries	(13,039)	-	-	13,039	-
NET EARNINGS (LOSS)	$(29,316)	$(17,222)	$4,183	$13,039	$(29,316)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	MARCH 31, 2009
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$4,451	$470,239	$59,280	$-	$533,970
Consolidated inventories owned	615,117	342,997	-	-	958,114
Consolidated inventories not owned	-	681	9,018	-	9,699
Total inventories	615,117	343,678	9,018	-	967,813
Investment in subsidiaries/ intercompany receivables	844,976	-	-	(844,976)	-
Other assets	84,059	57,325	11,746	-	153,130
TOTAL ASSETS	1,548,603	871,242	80,044	(844,976)	1,654,913

LIABILITIES
Accounts payable and other accrued liabilities	181,095	54,084	41,624	-	276,803
Debt	716,573	39	1,442	-	718,054
Intercompany payables	-	555,441	631	(556,072)	-
TOTAL LIABILITIES	897,668	609,564	43,697	(556,072)	994,857
EQUITY
STOCKHOLDERS’ EQUITY	650,935	261,678	27,226	(288,904)	650,935
MINORITY INTEREST	-	-	9,121	-	9,121
TOTAL LIABILITIES AND EQUITY	$1,548,603	$871,242	$80,044	$(844,976)	$1,654,913

	DECEMBER 31, 2008
ASSETS
Cash and cash equivalents	$12,021	$349,082	$62,156	$-	$423,259
Consolidated inventories owned	705,365	375,734	-	-	1,081,099
Consolidated inventories not owned	140	705	14,373	-	15,218
Total inventories	705,505	376,439	14,373	-	1,096,317
Investment in subsidiaries/ intercompany receivables	738,127	-	3,195	(741,322)	-
Other assets	247,629	58,868	36,915	-	343,412
TOTAL ASSETS	1,703,282	784,389	116,639	(741,322)	1,862,988

LIABILITIES
Accounts payable and other accrued liabilities	209,684	71,941	51,786	-	333,411
Debt	768,236	38	22,125	-	790,399
Intercompany payables	-	438,120	-	(438,120)	-
TOTAL LIABILITIES	977,920	510,099	73,911	(438,120)	1,123,810
EQUITY
STOCKHOLDERS’ EQUITY	725,362	274,290	28,912	(303,202)	725,362
MINORITY INTEREST	-	-	13,816	-	13,816
TOTAL LIABILITIES AND EQUITY	$1,703,282	$784,389	$116,639	$(741,322)	$1,862,988

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2009
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,349)	$(12,612)	$(1,577)	$14,189	$(75,349)
Adjustments to reconcile net loss to net cash provided by operating activities	72,308	5,734	224	-	78,266
Changes in assets and liabilities	157,911	11,032	15,345	(14,189)	170,099
Other operating activities, net	(1,282)	-	-	-	(1,282)
Net cash provided by operating activities	153,588	4,154	13,992	-	171,734
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	47	(319)	(73)	-	(345)
Other investing activities, net	-	-	63	-	63
Net cash provided by (used for) investing activities	47	(319)	(10)	-	(282)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(39,969)	-	(20,683)	-	(60,652)
Common stock dividends, repurchases and stock-based compensation	(89)	-	-	-	(89)
Intercompany balances	(121,147)	117,322	3,825	-	-
Net cash (used for) provided by financing activities	(161,205)	117,322	(16,858)	-	(60,741)
Net (decrease) increase in cash and cash equivalents	(7,570)	121,157	(2,876)	-	110,711
Cash and cash equivalents at beginning of year	12,021	349,082	62,156	-	423,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,451	$470,239	$59,280	$-	$533,970

	THREE MONTHS ENDED MARCH 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(29,316)	$(17,222)	$4,183	$13,039	$(29,316)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	23,124	15,036	265	-	38,425
Changes in assets and liabilities	11,773	(9,104)	(21,493)	(13,039)	(31,863)
Other operating activities, net	(1,827)	-	-	-	(1,827)
Net cash provided by (used for) operating activities	3,754	(11,290)	(17,045)	-	(24,581)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,957)	(2,125)	(5)	-	(4,087)
Other investing activities, net	-	-	8	-	8
Net cash (used for) provided by investing activities	(1,957)	(2,125)	3	-	(4,079)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in debt	(1,961)	-	2,232	-	271
Common stock dividends, repurchases and stock-based compensation	(1,941)	-	-	-	(1,941)
Intercompany balances	(944)	(5,821)	6,765	-	-
Net cash (used for) provided by financing activities	(4,846)	(5,821)	8,997	-	(1,670)
Net decrease in cash and cash equivalents	(3,049)	(19,236)	(8,045)	-	(30,330)
Cash and cash equivalents at beginning of year	12,908	172,363	58,343	-	243,614
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,859	$153,127	$50,298	$-	$213,284

Note 16. Subsequent Events

On April 30, 2009, the Company issued $230.0 million aggregate principal amount of 8.4 percent senior notes.  The notes will mature on May 15, 2017, and may be redeemed at a stated redemption price, in whole or in part, at any time.  Commencing on November 15, 2009, the Company will pay interest semiannually in arrears on May 15 and November 15 of each year.

During the second quarter of 2009, the Company repurchased $6.2 million of its senior notes for $5.8 million in the open market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements in this quarterly report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements represent the Company’s expectations and beliefs concerning future events, and no assurance can be given that the results described in this quarterly report will be achieved.  These forward-looking statements can generally be identified by the use of statements that include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “should,” “target,” “will” or other similar words or phrases.  All forward-looking statements contained herein are based upon information available to the Company on the date of this quarterly report.  Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements.  The factors and assumptions upon which any forward-looking statements herein are based are subject to risks and uncertainties which include, among others:

•                  economic changes nationally or in the Company’s local markets, including volatility and increases in interest rates, the impact of government stimulus plans, inflation, changes in consumer demand and confidence levels and the state of the market for homes in general;

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate.  The Company’s operations span all significant aspects of the homebuying process — from design, construction and sale to mortgage origination, title insurance, escrow and insurance services.  The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues for the three months ended March 31, 2009.  The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

Operating conditions continued to decline during the first quarter of 2009.  Price pressure from foreclosures and unsettled credit markets continued, while rising unemployment and poor consumer confidence slowed the decline in housing inventories.  The Company reported declines in the volume of homes sold and decreases in prices.  Consequently, additional valuation adjustments were recorded.  The Company has continued to focus on cash generation and debt reduction through increased sales price discounts and other incentives; reducing inventory and commitments to purchase land through contract renegotiations and cancellations; controlling development spending; renegotiating contracts with subcontractors and suppliers; reducing overhead expense to match projected volume levels; and repurchasing debt at a discount.  During the fourth quarter of 2008 and the first quarter of 2009, the increase in incentives was more dramatic due to an effort to close communities with a low number of remaining homes to sell in an effort to reduce selling, general and administrative expenses.  As a result, the Company had 41.8 percent fewer models at March 31, 2009, compared to March 31, 2008 and 27.0 percent fewer started and unsold homes at March 31, 2009, compared to March 31, 2008.  The Company operated from 32.5 percent fewer active communities during the first quarter ended March 31, 2009, than it did in 2008, and its inventory of lots controlled as of March 31, 2009, was down 6.4 percent from December 31, 2008.

As a result of declining prices, historically low interest rates and tax incentives, the affordability of homes in most of the Company’s markets has improved dramatically.  Cancellation rates during the quarter have begun to approach more conventional levels and sales per open community have risen slightly.  The Company believes that access to capital may be constrained in the early stages of a recovery and that lenders will migrate to homebuilders with the strongest balance sheets.  To insure that the Company participates in the initial stages of a recovery, it formed a limited liability company with Oaktree Capital in January 2009, the purpose of which is to jointly acquire and develop distressed and other residential real estate assets.  The Company believes that its cash balances, low net debt-to-capital ratio, manageable inventory pipelines, and access to liquidity and land may allow it to take advantage of opportunities that may arise and facilitate growth and market share as conditions improve.

Due to increased price reductions and sales incentives, evaluation of the Company’s inventory through quarterly impairment analyses during the quarter ended March 31, 2009, resulted in $48.8 million of inventory and other valuation adjustments, as well as charges of $657,000 related to the abandonment of land purchase option contracts.  In addition, the Company recorded a valuation allowance totaling $28.7 million against its deferred tax assets during the quarter ended March 31, 2009.

For the three months ended March 31, 2009, the Company reported a consolidated net loss of $75.3 million, or $1.76 per diluted share, compared to a net loss of $29.3 million, or $0.69 per diluted share, for the same period in 2008.  The decrease in earnings for 2009, compared to 2008, was primarily due to the impact of inventory and other valuation adjustments; a decline in revenues and margins; and a more competitive sales environment.

The Company’s revenues were $265.2 million for the first quarter of 2009, down 36.3 percent from $416.2 million for the first quarter of 2008.  This decrease was primarily attributable to a decline in closings, average closing price and mortgage originations.  Revenues for the homebuilding and financial services segments were $259.0

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

million and $6.3 million, respectively, for the first quarter of 2009, compared to $399.6 million and $16.6 million, respectively, for the same period in 2008.

As a result of a 32.5 percent reduction in the Company’s selling communities and increasing competition and decline in consumer confidence within the sales environment, new orders decreased 37.6 percent to 1,347 units for the first quarter ended March 31, 2009, from 2,159 units for the same period in 2008.  New order dollars decreased 39.9 percent for the first quarter of 2009, compared to the first quarter of 2008, primarily reflecting reduced demand in the housing market and a decline in home prices.

Consolidated inventories owned by the Company, which include homes under construction; land under development and improved lots; and inventory held-for-sale, declined 11.4 percent to $958.1 million at March 31, 2009, from $1.1 billion at December 31, 2008.  Homes under construction decreased by 10.9 percent to $414.0 million at March 31, 2009, compared to $464.8 million at December 31, 2008.  Land under development and improved lots declined by 14.0 percent to $470.9 million at March 31, 2009, compared to $547.3 million at December 31, 2008.  Inventory held-for-sale increased 6.2 percent and totaled $73.2 million at March 31, 2009, compared to $69.0 million at December 31, 2008.

The Company did not repurchase its common stock during the first quarter of 2009.  At March 31, 2009, outstanding shares were 42,882,997, versus 42,754,467 at December 31, 2008.

The Company’s balance sheet continues to reflect its conservative strategy and transparency.  The Company ended the quarter with $534.0 million in cash and cash equivalents, no borrowings against its revolving credit facility and no senior debt maturities until 2012. Its investments in joint ventures at March 31, 2009, were not significant.  The Company’s net debt-to-capital ratio was 22.0 percent at March 31, 2009, compared to 33.6 percent at December 31, 2008.  As a result of the revaluation of inventory and deferred tax assets, and a balancing of cash flow with inventory management and leverage objectives, stockholders’ equity per share declined by 10.5 percent to $15.18 at March 31, 2009, compared to $16.97 at December 31, 2008.

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at March 31, 2009:

Region/Segment	Major Markets Served
North	Baltimore, Chicago, Delaware, Indianapolis, Minneapolis and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Myrtle Beach, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California’s Central Valley, California’s Coachella Valley, California’s Inland Empire, Denver
and Las Vegas

The combined homebuilding operations reported pretax losses of $74.4 million for the first quarter of 2009, compared to pretax losses of $43.7 million for the first quarter of 2008.  Homebuilding results in 2009 declined from 2008 primarily due to additional inventory and other valuation adjustments and write-offs, as well as to decreases in closings and home prices.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31,
(in thousands, except units)	2009		2008
REVENUES
Housing	$258,649		$396,777
Land and other	318		2,823
TOTAL REVENUES	258,967		399,600

EXPENSES
Cost of sales
Housing	243,308		349,670
Land and other	545		1,873
Valuation adjustments and write-offs	49,232		20,858
Total cost of sales	293,085		372,401
(Earnings) loss from unconsolidated joint ventures	(49)		7,101
Selling, general and administrative	40,300		63,785
TOTAL EXPENSES	333,336		443,287

PRETAX LOSS	$(74,369)		$(43,687)
Closings (units)	1,049		1,543
Housing gross profit margins	(13.1	) %	5.2%
Selling, general and administrative	15.6%		16.0%

In accordance with SFAS 144, inventory is reviewed for potential write downs on an ongoing basis.  SFAS 144 requires that, in the event that impairment indicators are present, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts.  For inventory held and used, undiscounted cash flow projections are generated at a community level based on estimates of revenues, costs and other factors.  The Company’s analysis of these communities generally assumes current prices based on current sales orders for particular or comparable communities.  The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams.  When determining the value of inventory held-for-sale, the Company considers recent offers, comparable sales and/or estimated cash flows.  Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when events or circumstances indicate that the carrying values are greater than the fair values.  Due to continued pressure on home prices symptomatic of excess home inventories and increasingly competitive home pricing in many markets, the Company recorded inventory impairment charges of $48.4 million and $18.2 million during the three months ended March 31, 2009 and 2008, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair value.  Approximately 92 percent of these impairment charges were recorded to residential land and lots and land held for development, while approximately 8 percent of these charges were recorded to residential construction in progress and finished homes in inventory.  At March 31, 2009, the fair value of the Company’s inventory subject to valuation adjustments of $48.4 million during the quarter, net of impairments, was $53.3 million.  During the quarter ended March 31, 2009, there were 24 communities that were subject to write-downs, compared to 21 communities written down during the quarter ended December 31, 2008.  Inventory and other impairment charges and write-offs of deposits and acquisition costs reduced total housing gross profit margins by 19.1 percent in the first quarter of 2009 and 6.7 percent in the first quarter of 2008.  Should market conditions continue to deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future inventory impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue.  During the quarter ended March 31, 2009, the Company wrote off $657,000 of earnest money deposits and feasibility costs.  For the same period in 2008, the Company wrote off $2.1 million of earnest money deposits and feasibility costs related to land purchase option contracts that the Company did not pursue.  Should weak homebuilding market conditions persist and the Company is

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Three months ended March 31, 2009, compared to three months ended March 31, 2008

The homebuilding segments reported pretax losses of $74.4 million for the first quarter of 2009, compared to pretax losses of $43.7 million for the same period in the prior year.  Homebuilding results for the first quarter of 2009 declined from the same period in 2008 primarily due to inventory valuation adjustments and write-offs, as well as to decreases in closings and home prices.  Sales incentives averaged 18.0 percent for the first quarter of 2009, versus 16.0 percent for the first quarter of 2008.

Homebuilding revenues were $259.0 million for the first quarter of 2009, compared to $399.6 million for the first quarter of 2008, a 35.2 percent decline, primarily due to a 32.0 percent decrease in closings and a 3.9 percent decline in the average closing price of a home.

Homebuilding revenues for the first quarter of 2009 included $318,000 from land sales, compared to $2.8 million for the first quarter of 2008, which contributed a net loss of $227,000 and a net gain of $950,000 to pretax losses in the first quarters of 2009 and 2008, respectively.  The gross profit margin from land sales was a negative 71.4 percent for the three months ended March 31, 2009, compared to a positive 33.7 percent for the same period in the prior year.  Fluctuations in revenues and gross profit percentages from land sales were a result of local market conditions, land portfolios and income tax carryback rules.  The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders or others.

Housing gross profit margins averaged negative 13.1 percent for first quarter of 2009, a decrease from 5.2 percent for the same period in 2008.  The decline in 2009, compared to 2008, was primarily attributable to inventory and other valuation adjustments; increased price concessions and sales incentives; and price reductions that related to home deliveries.  Housing gross profit margins, excluding inventory and joint venture valuation adjustments and write-offs, were 6.0 percent and 11.9 percent for the first quarters ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expenses were 15.6 percent of revenue for the first quarter of 2009, compared to 16.0 percent for the same period in 2008.  Selling, general and administrative expenses, excluding severance and model abandonment charges of $4.5 million, were 13.8 percent of revenue for the first quarter of 2009, compared to 15.3 percent for the same period in 2008.  This decrease in core selling, general and administrative expenses was primarily attributable to cost-saving initiatives and lower marketing and advertising costs per unit, partially offset by a decline in revenues.  Selling, general and administrative expense dollars decreased $23.5 million for the first quarter of 2009, versus the same period in 2008.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $11.2 million and $11.6 million for the three months ended March 31, 2009 and 2008, respectively.  In the first quarters of 2009 and 2008, the homebuilding segments capitalized all interest incurred, resulting in no interest expense being recorded during these periods due to development and construction activity.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Homebuilding Segment Information

Conditions have continued to be challenging in geographical areas that have previously experienced the highest price appreciation.  These areas were primarily in the California, Chicago, Florida, Las Vegas, Phoenix and Washington, D.C., markets.  As a result of declining affordability, decreased demand and changes in buyer perception, the excess supply of housing inventory has been greater in these areas.  In an attempt to maintain market share, reduce inventory investment and match current sales volume levels, the Company has increased its use of sales discounting and incentives.  As a result, it took additional inventory impairment charges in many markets.  Of the Company’s total lots or homes with valuation adjustments during the first quarter ended March 31, 2009, 54.6 percent of total lots were impaired in the North, 42.1 percent in the Southeast and 3.3 percent in the West.  There were no lots impaired in Texas during the first quarter ended March 31, 2009.

The following table provides a summary of the Company’s inventory and other impairments taken during the three months ended March 31, 2009 and 2008:

(in thousands)	2009	2008
NORTH
Inventory valuation adjustments	$27,864	$12,094
Option deposit and feasibility cost write-offs	421	549
Joint venture and other* impairments	-	-
Total	28,285	12,643

SOUTHEAST
Inventory valuation adjustments	19,105	362
Option deposit and feasibility cost write-offs	16	1,518
Joint venture and other* impairments	-	557
Total	19,121	2,437

TEXAS
Inventory valuation adjustments	-	60
Option deposit and feasibility cost write-offs	219	1
Joint venture and other* impairments	-	80
Total	219	141

WEST
Inventory valuation adjustments	1,429	5,645
Option deposit and feasibility cost write-offs	1	-
Joint venture and other* impairments	371	7,172
Total	1,801	12,817
TOTAL
Inventory valuation adjustments	48,398	18,161
Option deposit and feasibility cost write-offs	657	2,068
Joint venture and other* impairments	371	7,809
Total	$49,426	$28,038

* Other includes impairments to other assets.

New Orders

New order dollars decreased 39.9 percent for the first quarter of 2009, compared to the same period in 2008.  New orders for three months ended March 31, 2009, decreased 18.2 percent in the North, 56.5 percent in the Southeast, 28.8 percent in Texas and 50.1 percent in the West, compared to the three months ended March 31, 2008.  For the first quarter of 2009, versus 2008, the decline in new orders was primarily due to a softening of demand and consumer confidence; rising levels of foreclosures and overall housing inventory; increasing competition for a diminished number of buyers; and declining community counts resulting from project abandonment and a

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

significant decline in land acquisition activity in most markets.  New orders for the first quarter of 2009 decreased 37.6 percent to 1,347 units from 2,159 units for the same period in 2008 primarily due to a 32.5 percent decline in selling communities, a softening of demand in most markets and an increasingly competitive sales environment.

The Company experiences seasonal variations in its quarterly operating results and capital requirements.  Historically, new order activity is higher in the spring and summer months.  As a result, the Company typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of its fiscal year.  Given recent market conditions, historical results are not necessarily indicative of current or future homebuilding activities.

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the three months ended March 31, 2009 and 2008:

	2009	% CHG	2008	% CHG
UNITS
North	495	(18.2)%	605	(27.6)%
Southeast	283	(56.5)	650	(17.6)
Texas	394	(28.8)	553	(33.3)
West	175	(50.1)	351	(34.4)
Total	1,347	(37.6)%	2,159	(27.8)%

DOLLARS (in millions)
North	$126	(23.9)%	$165	(38.6)%
Southeast	65	(57.0)	152	(34.3)
Texas	86	(27.1)	117	(32.5)
West	39	(57.0)	92	(53.7)
Total	$316	(39.9)%	$526	(39.7)%

The following table provides the Company’s cancellation percentages for the three months ended March 31, 2009 and 2008:

	THREE MONTHS ENDED MARCH 31,
	2009	2008
North	27.3%	31.1%
Southeast	21.8	26.9
Texas	22.0	26.9
West	22.9	31.7
Total	24.1%	28.9%

The cancellation rate was 24.1 percent for the first quarter ended March 31, 2009, compared to 28.9 percent for the first quarter of 2008, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the number of the Company’s selling communities at March 31, 2009 and 2008:

	MARCH 31,
	2009	2008	% CHG
North	73	106	(31.1)%
Southeast	82	121	(32.2)
Texas	67	95	(29.5)
West	27	47	(42.6)
Total	249	369	(32.5)%

Closings

The following table provides the Company’s closings and average closing prices for the quarters ended March 31, 2009 and 2008:

	2009	% CHG	2008	% CHG
UNITS
North	329	(22.2)%	423	(30.3)%
Southeast	278	(45.6)	511	(32.5)
Texas	315	(18.6)	387	(33.7)
West	127	(42.8)	222	(37.3)
Total	1,049	(32.0)%	1,543	(33.0)%

AVERAGE PRICE (in thousands)
North	$263	(7.1)%	$283	(10.4)%
Southeast	259	-	259	(17.0)
Texas	223	2.8	217	0.5
West	234	(14.0)	272	(27.1)
Total	$247	(3.9)%	$257	(13.8)%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold but not closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  At March 31, 2009, the Company had outstanding contracts for 1,857 units, representing a 19.1 percent increase from 1,559 at December 31, 2008, and a 46.7 percent decrease from 3,485 units at the end of the first quarter of 2008.  The $464.6 million value of outstanding contracts at March 31, 2009, represented an increase of 14.1 percent from $407.1 million at December 31, 2008, compared to a decrease of 49.3 percent from $916.3 million at March 31, 2008.  The decrease in backlog at March 31, 2009, compared to March 31, 2008, was primarily due to a 37.6 percent decline in unit orders.  Average sales price decreases resulted primarily from slowing market trends, high inventory levels for new and resale housing, and a more competitive sales environment.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at March 31, 2009 and 2008:

	MARCH 31, 2009			MARCH 31, 2008
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)
North	740	$200	$270	1,148	$344	$299
Southeast	404	100	247	1,085	277	256
Texas	548	127	231	842	188	224
West	165	38	230	410	107	261
Total	1,857	$465	$250	3,485	$916	$263

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the three months ended March 31, 2009 and 2008:

(in thousands)	2009	2008
NORTH
Revenues	$86,847	$122,082
Expenses
Cost of sales	110,804	120,565
(Earnings) loss from unconsolidated joint ventures	(37)	(53)
Selling, general and administrative expenses	11,759	17,833
Total expenses	122,526	138,345
Pretax loss	$(35,679)	$(16,263)
Housing gross profit margins	(27.6)%	0.6%
SOUTHEAST
Revenues	$72,066	$132,724
Expenses
Cost of sales	86,438	118,120
(Earnings) loss from unconsolidated joint ventures	-	-
Selling, general and administrative expenses	11,426	18,614
Total expenses	97,864	136,734
Pretax loss	$(25,798)	$(4,010)
Housing gross profit margins	(19.8)%	11.0%
TEXAS
Revenues	$70,341	$84,300
Expenses
Cost of sales	63,184	71,286
(Earnings) loss from unconsolidated joint ventures	(42)	(6)
Selling, general and administrative expenses	9,393	13,564
Total expenses	72,535	84,844
Pretax loss	$(2,194)	$(544)
Housing gross profit margins	10.4%	15.4%
WEST
Revenues	$29,713	$60,494
Expenses
Cost of sales	32,659	62,430
(Earnings) loss from unconsolidated joint ventures	30	7,160
Selling, general and administrative expenses	7,722	13,774
Total expenses	40,411	83,364
Pretax loss	$(10,698)	$(22,870)
Housing gross profit margins	(10.0)%	(12.6)%
TOTAL
Revenues	$258,967	$399,600
Expenses
Cost of sales	293,085	372,401
(Earnings) loss from unconsolidated joint ventures	(49)	7,101
Selling, general and administrative expenses	40,300	63,785
Total expenses	333,336	443,287
Pretax loss	$(74,369)	$(43,687)
Housing gross profit margins	(13.1)%	5.2%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended March 31, 2009, compared to three months ended March 31, 2008

North—Homebuilding revenues decreased by 28.9 percent to $86.8 million in 2009 from $122.1 million in 2008 primarily due to a 22.2 percent decline in the number of homes delivered and to a 7.1 percent decrease in average sales price.  Gross margins on home sales were negative 27.6 percent in 2009, compared to 0.6 percent in 2008.  This decrease was primarily attributable to inventory valuation adjustments and write-offs of $28.2 million, compared to $12.7 million in 2008, as well as to increased price concessions and sales incentives that totaled 22.1 percent for the quarter ended March 31, 2009, versus 18.4 percent for the same period in 2008.  As a result, the North region incurred $35.7 million of pretax losses in 2009, compared to $16.3 million of pretax losses in 2008.

Southeast—Homebuilding revenues were $72.1 million in 2009, compared to $132.7 million in 2008, a decrease of 45.7 percent, primarily due to a 45.6 percent decline in the number of homes delivered.  Gross margins on home sales were negative 19.8 percent in 2009, compared to 11.0 percent in 2008.  This decrease was primarily due to inventory valuation adjustments and write-offs of $19.1 million, compared to $2.4 million in 2008, partially offset by a decline in price concessions and sales incentives that totaled 14.7 percent for the quarter ended March 31, 2009, versus 15.8 percent for the same period in 2008.  As a result, the Southeast region incurred $25.8 million of pretax losses in 2009, compared to $4.0 million of pretax losses in 2008.

Texas—Homebuilding revenues decreased by 16.6 percent to $70.3 million in 2009 from $84.3 million in 2008 primarily due to an 18.6 percent decline in the number of homes delivered, partially offset by a 2.8 percent increase in average sales price.  Gross margins on home sales were 10.4 percent in 2009, compared to 15.4 percent in 2008.  This decrease was primarily due to the mix of product delivered and to an increase in price concessions and sales incentives that totaled 12.9 percent for the first quarter ended March 31, 2009, compared to 10.1 percent for the same period in 2008.  As a result, the Texas region incurred $2.2 million of pretax losses in 2009, compared to $544,000 of pretax losses in 2008.

West—Homebuilding revenues decreased by 50.9 percent to $29.7 million in 2009, compared to $60.5 million in 2008, primarily due to a 42.8 percent decline in the number of homes delivered and to a 14.0 percent decrease in average sales price.  Gross margins from home sales were negative 10.0 percent in 2009, compared to negative 12.6 percent in 2008.  This decrease was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $1.8 million in the first quarter of 2009 compared to $12.8 million in 2008, partially offset by a rise in price concessions and sales incentives that totaled 24.4 percent for the quarter ended March 31, 2009, compared to 19.1 percent for the same period in 2008.  As a result, the West region incurred $10.7 million of pretax losses in 2009, compared to $22.9 million of pretax losses in 2008.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers.  By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers.  Providing mortgage financing and other services to its customers allows the Company to monitor its backlog and closing process.  The majority of loans originated are sold within one business day of the date they close.  The third party purchaser then services and manages the loans, assuming nearly all of the credit risk of borrower default.  Additionally, the financial services segment offers homeowners insurance for liability risks, specifically homeowners’ structural warranty coverage, arising in connection with the homebuilding business of the Company.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31,
(in thousands, except units)	2009	2008
REVENUES
Net gains on sales of mortgages	$2,266	$7,338
Origination fees	2,132	3,767
Title/escrow/insurance	1,740	5,134
Interest and other	133	327
TOTAL REVENUES	6,271	16,566
EXPENSES	7,848	9,979
PRETAX EARNINGS (LOSS)	$(1,577)	$6,587
Originations (units)	713	1,184
Ryland Homes origination capture rate	75.9%	82.2%
Mortgage-backed securities and notes receivable average balance	$312	$388

Three months ended March 31, 2009, compared to three months ended March 31, 2008

For the three months ended March 31, 2009, the financial services segment reported pretax losses of $1.6 million, compared to pretax earnings of $6.6 million for the same period in 2008.  This decrease was primarily attributable to a 39.8 percent decline in the number of mortgages originated due to a slowdown in the homebuilding market; hedging costs and forward-commitment valuations; additional indemnification expense; and a decrease in insurance income due to the sale of renewal business in 2008.  Revenues for the financial services segment decreased 62.1 percent to $6.3 million for the first three months ended March 31, 2009, compared to $16.6 million for the same period in the prior year.  The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 75.9 percent and 82.2 percent for the first three months of 2009 and 2008, respectively.

For the three months ended March 31, 2009, general and administrative expenses were $7.8 million, versus $10.0 million for the same period in 2008.  This decrease was primarily due to personnel reductions made in an effort to align overhead expense with lower production volume, partially offset by additional loan indemnification expense.

Corporate

Three months ended March 31, 2009, compared to three months ended March 31, 2008

Corporate expenses were $9.1 million for the three months ended March 31, 2009 and 2008.  Losses in the market value of investments that were included in corporate expenses, which related to the Company’s benefit plans, totaled $2.1 million and $1.9 million in 2009 and 2008, respectively.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  During the first quarter of 2009, the Company determined that an additional valuation allowance was warranted and therefore recorded a valuation allowance of $28.7 million, which was reflected as a noncash charge to income tax expense.  As of March 31, 2009, the balance of the deferred tax valuation allowance was $247.7 million.

The Company’s effective tax benefit rate was 0.0 percent for the first quarter ended March 31, 2009, compared to 36.5 percent for the same period in 2008.  The change in the tax rate for the first quarter of 2009, compared to the first quarter ended March 31, 2008, was primarily attributable to a noncash tax charge of $28.7 million for the

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Company’s deferred tax valuation allowance.  The effective tax rate is not expected to significantly change during the remainder of the year.  (See Note 11, “Income Taxes.”)

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under its revolving credit facilities and the issuance of new debt securities.  In light of market conditions in 2009, the Company continued its efforts toward generating cash, reducing debt levels and strengthening its balance sheet by selling excess or marginal inventory; terminating or renegotiating land option contracts; consolidating or exiting underperforming markets; and downsizing and restructuring operating groups.  As a result of this strategy, the Company lowered its selling, general and administrative expenses by $23.5 million; reduced its total debt during the first quarter ended March 31, 2009, by $72.3 million; and ended the quarter with $534.0 million in cash and cash equivalents.  At March 31, 2009, the Company’s net debt-to-capital ratio was 22.0 percent, a decrease from  33.6 percent at December 31, 2008.  The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.

During the three months ended March 31, 2009, the Company provided $171.7 million of cash from its operations, which included $165.6 million of total income tax refunds.  The Company invested $345,000 in property, plant and equipment and used $60.7 million in financing activities, which included payments of $35.9 million for the retirement of senior debt, payments of $20.7 million against revolving credit facilities, payments of $4.0 million for short-term borrowings and $1.3 million for dividends.  The net cash provided during the quarter ended March 31, 2009, was $110.7 million.

During the three months ended March 31, 2008, the Company used $24.6 million of cash in its operations.  The Company invested $4.1 million in property, plant and equipment and used $1.7 million in financing activities, which included dividends of $5.1 million.  The net cash used during the quarter ended March 31, 2008, was $30.3 million.

During the fourth quarter of 2008, the Board of Directors approved a reduction of the Company’s recommended quarterly stock dividend to $0.03 per share from $0.12 per share.  Dividends totaled $0.03 per share and $0.12 per share for the first quarters ended March 31, 2009 and 2008, respectively.

Consolidated inventories owned by the Company decreased by 11.4 percent to $958.1 million at March 31, 2009, compared to $1.1 billion at December 31, 2008.  The Company attempts to maintain a projected four- to five-year supply of land.  At March 31, 2009, it controlled 22,055 lots, with 18,297 lots owned and 3,758 lots, or 17.0 percent, under option.  As a result of its efforts to match controlled inventory with current unit volume levels, lots controlled declined by 6.4 percent and 42.2 percent, compared to 23,555 lots and 38,180 lots under control at December 31, 2008 and March 31, 2008, respectively.  The Company continues to evaluate its option contracts for changes in the viability of communities and abandonment potential.

The homebuilding segments’ borrowing arrangements included senior notes, an unsecured revolving credit facility and nonrecourse secured notes payable.  Senior notes outstanding totaled $698.4 million and $746.0 million at March 31, 2009 and December 31, 2008, respectively.  During the first quarter of 2009, the Company repurchased $47.6 million of its senior notes for $35.9 million in the open market, resulting in a gain of $11.4 million, which is included in “(Income) expenses related to early retirement of debt” in the Consolidated Statements of Earnings.  (See Note 8, “Debt.”)

During the first quarter ended March 31, 2009, the Company entered into the Fourth Amendment to Credit Agreement (the “Amendment”).  This Agreement among the Company and J.P. Morgan Chase Bank, N.A., as agent, and the lenders listed therein, further amended the Company’s $550.0 million unsecured revolving credit facility.  The Amendment, among other things: (a) decreased the Company’s borrowing availability from $550.0 million to $200.0 million, subject to further reduction if the consolidated tangible net worth is less than $400.0

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

million; (b) changed the adjustments used to determine compliance with the consolidated tangible net worth covenant and reduced the base amount for the minimum consolidated tangible net worth covenant default limit to $300.0 million; (c) amended the leverage ratio restriction to be no more than 55.0 percent; (d) agreed to establish certain liquidity reserve accounts in the event that the Company fails to satisfy an interest coverage test and an adjusted cash flow from operations to interest incurred test; (e) changed the restriction of the Company’s book value of unsold land to 1.20x of its consolidated tangible net worth; (f) changed the borrowing base to allow for 100.0 percent use of unrestricted cash in excess of $25.0 million, less any drawn balances on the revolving credit facility; (g) established a requirement for the Company to cash collateralize a pro rata share of a defaulting lender’s letter of credit and swing line exposure; (h) established an annual common stock cash dividend limit of $10.0 million; and (i) increased the pricing grid, which is based on the Company’s leverage ratio and public debt rating, as well as the interest coverage ratio.  The credit facility’s maturity date of January 2011 remains unchanged, and the accordion feature has been reduced to a maximum of $300.0 million, subject to the availability of additional lending commitments.  The revolving credit facility includes a $75.0 million swing-line facility and the ability to issue standby letters of credit.  Amounts borrowed under the credit agreement are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries.  Such guarantees are full and unconditional. Interest rates on outstanding borrowings under the amended facility are determined either by reference to LIBOR or an alternative base rate, with margins determined based on changes in the Company’s leverage ratio and credit ratings.  In addition, if the Company’s interest coverage ratio is less than 2.0 to 1.0, an interest premium is determined based on changes in the Company’s interest coverage ratio.  The reduction in the revolving credit facility’s commitments during 2009 resulted in an expense of $1.8 million, which represented the write-off of a pro rata portion of unamortized debt costs and is included in “(Income) expenses related to early retirement of debt” in the Consolidated Statements of Earnings. The Company uses its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary.  (See Note 8, “Debt.”)

There were no borrowings outstanding under the facility at March 31, 2009 or December 31, 2008.  Under the facility, the Company had letters of credit outstanding that totaled $84.6 million and $95.7 million at March 31, 2009 and December 31, 2008, respectively.  Unused borrowing capacity under the facility, as then in effect, totaled $115.4 million and $454.3 million at March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, the credit facility was subject to a borrowing base limitation covenant.  The Company was in compliance with its covenants at March 31, 2009.  (See Note 8, “Debt.”)

The $239.2 million of 5.4 percent senior notes due May 2012; the $231.2 million of 6.9 percent senior notes due June 2013; and the $228.0 million of 5.4 percent senior notes due January 2015 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At March 31, 2009, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At March 31, 2009, such notes payable outstanding amounted to $18.2 million, compared to $22.3 million at December 31, 2008.

The financial services segment uses cash generated internally and borrowings against the RMC Repurchase Facility to finance its operations.

In January 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank.  The RMC Repurchase Facility became effective January 15, 2009, and replaced the RMC credit agreement that expired in January 2009.  The agreement contains an initial interest rate of LIBOR plus a margin of 1.75 percent, subject to a LIBOR floor of 2.0 percent.  The RMC Repurchase Facility contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain a minimum net worth and certain financial ratios.  The Company was in compliance with these covenants, and outstanding borrowings against this facility totaled $1.4 million at March 31, 2009.  (See Note 8, “Debt.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

On February 6, 2009, the Company filed a shelf registration with the SEC.  The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities.  The Company’s previous shelf registration statement expired in 2008 pursuant to the provisions of the SEC’s Securities Offering Reform.  On April 30, 2009, the Company issued $230.0 million of 8.4 percent senior notes under its shelf registration statement (See Note 16, “Subsequent Events.”).  In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.  The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the three months ended March 31, 2009, the Company did not repurchase any shares of its outstanding common stock.  The Company had existing authorization from its Board of Directors to purchase approximately 8.5 million additional shares at a cost of $142.3 million, based on the Company’s stock price at March 31, 2009.  Outstanding shares were 42,882,997 and 42,754,467 at March 31, 2009 and December 31, 2008, respectively, an increase of 0.3 percent.

While the Company expects challenging economic conditions to continue, it is focused on managing overhead expense, land acquisitions, development and construction activity in order to generate cash flow and maintain debt levels commensurate with its business.  Absent a more severe deterioration in market conditions, the Company believes that it will be able to continue to fund its homebuilding and financial services operations through its existing cash resources for the foreseeable future.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development.  At March 31, 2009, the Company had $29.2 million in cash deposits and letters of credit to purchase land and lots with an aggregate purchase price of $237.5 million.  Only $4.3 million of the $237.5 million in land and lot option purchase contracts contain specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, as amended, the Company consolidated $9.7 million of inventory not owned at March 31, 2009, of which $9.6 million pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and $138,000 pertained to one of its homebuilding joint ventures. (See Note 6, “Variable Interest Entities” and Note 7, “Investments in Joint Ventures.”)

At March 31, 2009 and December 31, 2008, the Company had outstanding letters of credit under its revolving credit facility totaling $84.6 million and $95.7 million, respectively.  Additionally, at March 31, 2009, it had development or performance bonds totaling $183.3 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements, compared to $199.0 million at December 31, 2008.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its revolving credit facility, senior notes and investments in joint ventures.  (See Note 13, “Commitments and Contingencies,” and Note 15, “Supplemental Guarantor Information.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2009, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Outlook

During the first three months of 2009, the Company experienced a decline in sales orders for new homes, compared to the same period in 2008.  This decrease was due to broader market trends and economic conditions that contributed to soft demand for residential housing, as well as to a lower number of active communities.  Nearly all markets have been affected as rising unemployment, reductions in the availability of mortgage products, lower consumer sentiment and declining home prices led to persistently high levels of new and resale home inventories.  At March 31, 2009, the Company’s backlog of orders for new homes totaled 1,857 units, or a projected dollar value of $464.6 million, reflecting a 49.3 percent decrease in dollar value from $916.3 million at March 31, 2008.  Recent activity by the federal government designed to stimulate the economy, combined with higher affordability resulting from lower home prices and interest rates, could improve demand, but the Company is unable to predict when or whether this will occur.  As long as the imbalance of housing supply and demand continues, the Company will not only remain focused on its liquidity and balance sheet, while seeking to optimize its operating performance, but also on positioning itself for a return to a more favorable economic environment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2008.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC.  At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

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

The Company’s management summarized its assessment process and documented its conclusions in the “Report of Management,” which appears in the Company’s 2008 Annual Report on Form 10-K.  The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report, which also appears in the Company’s 2008 Annual Report on Form 10-K.

At December 31, 2008, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002.  No material weaknesses were identified.  The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2009, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the three months ended March 31, 2009.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date.  At March 31, 2009, there was $142.3 million available for purchase in accordance with this authorization, or approximately 8.5 million shares, based on the Company’s stock price on that date.  This authorization does not have an expiration date.

Item 6.  Exhibits

10.1	Amendment to Employment Agreement, by and between The Ryland Group, Inc. and R. Chad Dreier, effective February 25, 2009
(Incorporated by reference on Form 8-K, filed February 26, 2009)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

May 6, 2009	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2009	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

10.1	Amendment to Employment Agreement, by and between The Ryland Group, Inc. and R. Chad Dreier, effective February 25, 2009
(Incorporated by reference on Form 8-K, filed Februrary 26, 2009)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)