Form 10-Q
period 2009-06-30
RYLAND GROUP INC
filed 2009-08-04
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on August 4, 2009, was 43,809,515.

THE RYLAND GROUP, INC.
FORM 10-Q
INDEX

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		SIX MONTHS ENDED
		JUNE 30 ,		JUNE 30 ,
(in thousands, except share data)	2009	2008	2009	2008
REVENUES
Homebuilding	$261,637	$472,283	$520,604	$871,883
Financial services	10,523	15,598	16,794	32,164
TOTAL REVENUES	272,160	487,881	537,398	904,047

EXPENSES
Cost of sales	288,576	558,742	581,661	931,143
(Earnings) loss from unconsolidated joint ventures	(14)	35,606	(63)	42,707
Selling, general and administrative	37,665	65,062	77,965	128,847
Financial services	9,413	10,112	17,261	20,091
Corporate	8,534	8,130	17,585	17,196
Interest	2,809	-	2,809	-
TOTAL EXPENSES	346,983	677,652	697,218	1,139,984

OTHER INCOME
Gain from marketable securities, net	236	-	236	-
Income related to early retirement of debt, net	925	-	10,573	-
TOTAL OTHER INCOME	1,161	-	10,809	-

Loss before taxes	(73,662)	(189,771)	(149,011)	(235,937)
Tax expense	-	51,868	-	35,018
NET LOSS	$(73,662)	$(241,639)	$(149,011)	$(270,955)
NET LOSS PER COMMON SHARE
Basic	$(1.70)	$(5.70)	$(3.46)	$(6.40)
Diluted	(1.70)	(5.70)	(3.46)	(6.40)
AVERAGE COMMON SHARES OUTSTANDING
Basic	43,353,638	42,421,753	43,104,776	42,326,968
Diluted	43,353,638	42,421,753	43,104,776	42,326,968
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.12	$0.06	$0.24
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

The Ryland Group, Inc. and Subsidiaries

	JUNE 30	,	DECEMBER 31	,
(in thousands, except share data)	2009		2008
	(Unaudited	)
ASSETS
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$199,162		$389,686
Restricted cash	107,095		30,000
Marketable securities, available-for-sale	406,657		3,573
Total cash, cash equivalents and marketable securities	712,914		423,259
Housing inventories
Homes under construction	436,175		464,810
Land under development and improved lots	376,978		547,318
Inventory held-for-sale	73,799		68,971
Consolidated inventory not owned	8,444		15,218
Total housing inventories	895,396		1,096,317
Property, plant and equipment	31,825		41,558
Current taxes receivable, net	-		160,681
Other	112,363		140,019
TOTAL ASSETS	1,752,498		1,861,834
LIABILITIES
Accounts payable	79,719		73,464
Accrued and other liabilities	203,860		259,947
Debt	865,620		789,245
TOTAL LIABILITIES	1,149,199		1,122,656
EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized–10,000 shares Series A Junior
Participating Preferred, none outstanding	-		-
Common stock, $1.00 par value:
Authorized–199,990,000 shares
Issued–43,804,520 shares at June 30, 2009
(42,754,467 shares at December 31, 2008)	43,805		42,754
Retained earnings	548,692		679,317
Accumulated other comprehensive income	2,742		3,291
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	595,239		725,362
NONCONTROLLING INTEREST	8,060		13,816
TOTAL EQUITY	603,299		739,178
TOTAL LIABILITIES AND EQUITY	$1,752,498		$1,861,834
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	SIX MONTHS ENDED
		JUNE 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,011)	$(270,955)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	12,435	18,674
Stock-based compensation expense	5,458	4,149
Gain on early extinguishment of debt, net	(10,573)	-
Loss on sale of marketable securities	122	-
Inventory and other asset impairments and write-offs	96,766	208,422
Deferred tax valuation allowance	56,996	123,981
Changes in assets and liabilities:
Decrease in inventories	98,867	60,930
Net change in other assets, payables and other liabilities	73,673	(129,831)
Excess tax benefits from stock-based compensation	(465)	(2,239)
Other operating activities, net	(1,358)	(580)
Net cash provided by operating activities	182,910	12,551

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(926)	(6,510)
Purchases of marketable securities, available-for-sale	(627,841)	(4,378)
Proceeds from sales and maturities of marketable securities, available-for-sale	224,346	9,473
Other investing activities, net	71	18
Net cash used for investing activities	(404,350)	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	225,414	-
Retirement of long-term debt	(88,239)	(50,000)
Net (repayments) borrowings against revolving credit facilities	(18,402)	6,732
Decrease in short-term borrowings	(12,750)	(4,197)
Common stock dividends	(2,606)	(10,187)
Issuance of common stock under stock-based compensation	4,129	5,122
Excess tax benefits from stock-based compensation	465	2,239
(Increase) decrease in restricted cash	(77,095)	195
Net cash provided by (used for) financing activities	30,916	(50,096)
Net decrease in cash and cash equivalents	(190,524)	(38,942)
Cash and cash equivalents at beginning of period	389,686	223,950
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$199,162	$185,008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash refunds received for income taxes	$165,380	$16,538
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in debt related to common stock for senior debt exchange	$15,500	$-
Decrease in consolidated inventory not owned related to land options	(5,756)	(14,777)
See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)

The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME [1]	EQUITY
BALANCE AT DECEMBER 31, 2008	$42,754	$679,317	$3,291	$725,362
Comprehensive loss:
Net loss		(149,011)		(149,011)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to
cash flow hedging instruments and
available-for-sale securities,
net of taxes of $340			(549)	(549)
Total comprehensive loss				(149,560)
Common stock dividends (per share $0.06)		(2,643)		(2,643)
Common stock issued in stock for
senior debt exchange	729	14,548		15,277
Stock-based compensation and related
income tax benefit	322	6,481		6,803
BALANCE AT JUNE 30, 2009	$43,805	$548,692	$2,742	$595,239
NONCONTROLLING INTEREST [2]	-	-	-	8,060
BALANCE AT JUNE 30, 2009	$43,805	$548,692	$2,742	$603,299
See Notes to Consolidated Financial Statements.

[1]

At June 30, 2009, the balance in “Accumulated other comprehensive income” was comprised of an unrealized gain of $2.9 million related to cash flow hedging instruments (treasury locks), partially offset by unrealized losses of $176,000 related to the Company’s marketable securities, available-for-sale, net of taxes of $1.8 million and $110,000, respectively. (See discussion of the Company’s treasury locks in Note D, “Derivative Instruments” in the 2008 Annual Report on Form 10-K. See Note 6, “Marketable Securites, Available-for-Sale.”)

[2]

Noncontrolling interest associated with the consolidation of joint ventures and option contracts in accordance with FIN 46. See Note 8, “Variable Interest Entities (“VIE”)” and Note 9, “Investments in Joint Ventures.”

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”).  Noncontrolling interest represents the selling entities’ ownership interest in land and lot option purchase contracts and the other partner’s equity in consolidated joint ventures.  (See Note 8, “Variable Interest Entities (“VIE”),” and Note 9, “Investments in Joint Ventures”).  Intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the 2009 presentation.  See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2008 Annual Report on Form 10-K for a description of its accounting policies.

The consolidated balance sheet at June 30, 2009, and the consolidated statements of earnings for the three- and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008, have been prepared by the Company without audit.  In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2009, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the operating results expected for the year ended December 31, 2009.

Note 2.  Comprehensive Income

Comprehensive income consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes.  Comprehensive losses totaled $74.0 million and $241.8 million for the three-month periods ended June 30, 2009 and 2008, respectively.  Comprehensive losses totaled $149.6 million and $271.3 million for the six-month periods ended June 30, 2009 and 2008, respectively.

Note 3.  Cash, Cash Equivalents and Restricted Cash

At June 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of $199.2 million and $389.7 million, respectively.  The Company considers all highly liquid short-term investments and cash held in escrow accounts to be cash equivalents.

At June 30, 2009 and December 31, 2008, the Company had restricted cash of $107.1 million and $30.0 million, respectively.  During the three months ended June 30, 2009, the Company entered into a revolving letter of credit agreement for the maintenance and issuance of up to $65.0 million of new and existing letters of credit and two other letter of credit agreements, all of which require the Company to maintain cash deposits as collateral for outstanding letters of credit.  Cash restricted under these new agreements totaled $78.4 million.  In addition, at June 30, 2009 and December 31, 2008, RH Insurance Company, Inc. (“RHIC”) had $28.5 million of restricted cash as collateral for letters of credit under an existing agreement.  Ryland Mortgage Company and its subsidiaries (“RMC”) had restricted cash for funds held in trust for third parties of $195,000 and $1.5 million at June 30, 2009 and December 31, 2008, respectively.

Note 4.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm.  As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding divisions across the country.  The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate.  The Company’s homebuilding operations consist of four

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

regional reporting segments, referred to as North, Southeast, Texas and West.  The homebuilding segments specialize in the sale and construction of single-family attached and detached housing.  Its financial services segment includes RMC, RHIC, LPS Holdings Corporation and its subsidiaries (“LPS”), and Columbia National Risk Retention Group, Inc. (“CNRRG”).  The Company’s financial services segment provides loan origination and offers mortgage, title, escrow and insurance services.  Corporate is a nonoperating business segment with the sole purpose of supporting operations.  In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, while certain assets relating to employee benefit plans are attributed to other segments.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk.  The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2009	2008	2009	2008
REVENUES
Homebuilding
North	$97,269	$167,072	$184,116	$289,154
Southeast	60,267	132,649	132,333	265,373
Texas	72,279	95,780	142,620	180,080
West	31,822	76,782	61,535	137,276
Financial services	10,523	15,598	16,794	32,164
Total	$272,160	$487,881	$537,398	$904,047
LOSS BEFORE TAXES
Homebuilding
North	$(14,045)	$(69,973)	$(49,724)	$(86,236)
Southeast	(28,456)	(55,977)	(54,254)	(59,987)
Texas	(1,057)	(3,286)	(3,251)	(3,830)
West	(23,841)	(57,891)	(34,539)	(80,761)
Financial services	1,110	5,486	(467)	12,073
Corporate and unallocated	(7,373)	(8,130)	(6,776)	(17,196)
Total	$(73,662)	$(189,771)	$(149,011)	$(235,937)

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2009	2008	2009	2008
NUMERATOR
Net loss	$(73,662)	$(241,639)	$(149,011)	$(270,955)

DENOMINATOR
Basic earnings per share—weighted-average shares	43,353,638	42,421,753	43,104,776	42,326,968
Effect of dilutive securities	-	-	-	-
Diluted earnings per share—adjusted weighted-average shares and assumed conversions	43,353,638	42,421,753	43,104,776	42,326,968
NET LOSS PER COMMON SHARE
Basic	$(1.70)	$(5.70)	$(3.46)	$(6.40)
Diluted	(1.70)	(5.70)	(3.46)	(6.40)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

For the three and six months ended June 30, 2009 and 2008, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as their effect would have been antidilutive due to the Company’s net loss for the respective periods.

Note 6.  Marketable Securities, Available-for-Sale

The Company’s investment portfolio includes U.S. Treasury securities; government and government agency securities; corporate debt securities; mortgage-backed securities; municipal securities; and time deposits and short-term pooled investments.  These investments are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale as defined in Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value. The cost of securities sold is based on an average-cost basis.  Unrealized gains and losses on these investments are included in “Accumulated other comprehensive income,” net of tax, within the Consolidated Balance Sheets.

For the three- and six-month periods ended June 30, 2009, realized losses totaled $122,000 and were recorded in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

The fair values of available-for-sale investments by type of security and contractual maturity as of June 30, 2009, are as follows:

				JUNE 30, 2009
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury Securities	$117	$-	$(30)	$87
Obligations of U.S. government agencies	104,829	36	(85)	104,780
Corporate debt securities issued under the
FDIC Temporary Liquidity Guarantee Program	54,783	27	(80)	54,730
Corporate debt securities	64,492	19	(84)	64,427
Mortgage-backed securities	75,394	-	(92)	75,302
Total debt securities	299,615	82	(371)	299,326
Time deposit	7,000	-	-	7,000
Short-term pooled investment	100,328	3	-	100,331
Total marketable securities, available-for-sale	$406,943	$85	$(371)	$406,657
Contractual maturity:
Maturing in one year or less				$11,266
Maturing after one year through three years				212,857
Maturing after three years				75,203
Total debt securities				299,326
Time deposit and short-term pooled investment				107,331
Total marketable securities, available-for-sale				$406,657

The primary objectives of the Company’s investment portfolio are safety of principal and liquidity.  Investments are made with the purpose of achieving the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to debt rated “A” or better, as well as to bank and money market instruments issued by government, government agency, municipal or other institutions primarily with investment-grade credit ratings.  Restrictions are placed on maturities and concentration by type and issuer.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 7.  Housing Inventories

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

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” inventory is reviewed for potential write-downs on an ongoing basis.  SFAS 144 requires that, in the event that impairment indicators are present and undiscounted cash flows indicate that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts.  The Company reviews all communities, on a quarterly basis, for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that more likely than not an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local or macro economic conditions such as employment or housing supply on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that the indicators of impairment exist in a community, undiscounted cash flows are prepared at a community level based on expected pricing, sales rates, construction, local municipality fees, warranty, closing, carry, selling, overhead, and any other related costs, or similar assets are analyzed to determine if the realizable value of assets held are less than the respective carrying amounts.  In order to determine the assumed sales prices included in cash flow models, the Company analyzes the historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities.  In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area.  In order to estimate costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with vendors adjusted for any anticipated cost reduction initiatives or increases in cost structure.  The Company’s analysis of these communities generally assumes current pricing equal to current sales orders for particular or comparable communities.  For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years.  Once impaired, the Company’s determination of fair value and new cost basis is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets.  Discount rates used generally vary from 19.0 percent to 30.0 percent depending on market risk, the size or life of a community, and development risk.  Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to additional impairment charges in the future.

Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  Valuation reserves related to impaired inventories amounted to $491.2 million and $445.2 million at June 30, 2009 and December 31, 2008, respectively.  The net carrying values of the related inventories amounted to $336.1 million and $378.6 million at June 30, 2009 and December 31, 2008, respectively.  Inventory costs include direct

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

costs of land and land development; material acquisition; and home construction expenses.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.  (See “Homebuilding Overview” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Interest and taxes are capitalized during the land development and construction stages.  Capitalized interest is amortized in construction and land costs as the related inventories are delivered to homebuyers.  The following table is a summary of capitalized interest:

(in thousands)	2009	2008
Capitalized interest at January 1	$105,010	$119,267
Interest capitalized	22,042	23,541
Interest amortized to cost of sales	(18,909)	(16,272)
Capitalized interest at June 30	$108,143	$126,536

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	JUNE 30, 2009			DECEMBER 31, 2008
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	4,031	2,318	6,349	4,381	2,755	7,136
Southeast	7,347	484	7,831	7,969	749	8,718
Texas	4,350	464	4,814	4,833	440	5,273
West	1,791	372	2,163	2,056	372	2,428
Total	17,519	3,638	21,157	19,239	4,316	23,555

Note 8.  Variable Interest Entities (“VIE”)

Interpretation No. 46 (“FIN 46, as amended”), “Consolidation of Variable Interest Entities,” requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns.  FIN 46, as amended also requires disclosures about VIEs that the Company is not obligated to consolidate but in which it has a significant, though not primary, variable interest.

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots.  Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement.  Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes.  Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices.  In accordance with the requirements of FIN 46, as amended certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of FIN 46, as amended the Company consolidated $8.4 million of inventory not owned at June 30, 2009, of which $8.4 million pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and $29,000 pertained to one of its homebuilding joint ventures.  (See Note 9, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under FIN 46, as amended it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, as amended the Company eliminated $597,000 of its related cash deposits for lot option purchase contracts, which are included in “Consolidated inventory not owned.”  Noncontrolling

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

interest totaling $7.8 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  At June 30, 2009, the Company had cash deposits and letters of credit totaling $887,000 relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss.  Creditors of these VIEs, if any, have no recourse against the Company.  At June 30, 2009, the Company had cash deposits and/or letters of credit totaling $17.3 million that were associated with lot option purchase contracts having an aggregate purchase price of $161.9 million and related to VIEs in which it did not have a primary variable interest.

Note 9.  Investments in Joint Ventures

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

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	JUNE 30, 2009			DECEMBER 31, 2008
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	578	-	578	578	-	578
Southeast	-	-	-	-	-	-
Texas	137	-	137	145	-	145
West	166	1,209	1,375	166	1,209	1,375
Total	881	1,209	2,090	889	1,209	2,098

At June 30, 2009 and December 31, 2008, the Company’s investments in its unconsolidated joint ventures totaled $13.5 million and $12.5 million, respectively, and were classified in the consolidated balance sheets under “Other” assets.  For the three months ended June 30, 2009, the Company’s equity in earnings from unconsolidated joint ventures totaled $14,000, compared to equity in losses of $35.6 million for the same period in 2008.  This increase was primarily due to fewer impairment charges taken during the three-month period ended June 30, 2009.  For the six months ended June 30, 2009, the Company’s equity in earnings from unconsolidated joint ventures totaled $63,000, compared to equity in losses of $42.7 million for the six months ended June 30, 2008.

During 2008, debt related to one of the Company’s unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding.  The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred.  In addition, a Completion Guarantee was also provided that pertained to development and improvement costs estimated by the banks at $358.0 million, plus certain interest and other obligations.  The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable.  The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 that sought enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance.  The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At June 30, 2009, one of the joint ventures in which the Company participates was consolidated in accordance with the provisions of FIN 46, as amended, as the Company was determined to have the primary variable interest in this entity.  In association with this consolidated joint venture, the Company eliminates any pretax earnings or losses if any sales are made by the joint venture to the Company.  The Company did not record any pretax earnings or losses for the three and six months ended June 30, 2009 and 2008, respectively, in association with this consolidated joint venture.  At June 30, 2009, the Company consolidated approximately $30,000 of assets, which included $29,000 of consolidated inventory not owned, $2,000 of total liabilities and approximately $242,000 of noncontrolling interest.  Total assets of approximately $810,000, including $799,000 of consolidated inventory not owned, $968,000 of total liabilities and approximately $242,000 of noncontrolling interest, were consolidated at December 31, 2008.

Note 10.  Debt

Debt consisted of the following at June 30, 2009 and December 31, 2008:

	JUNE 30,	DECEMBER 31,
(in thousands)	2009	2008
Senior notes
5.4 percent senior notes due May 2012	$207,071	$250,000
6.9 percent senior notes due June 2013	215,152	250,000
5.4 percent senior notes due January 2015	205,552	246,000
8.4 percent senior notes due May 2017	230,000	-
Total senior notes	857,775	746,000
Debt discount	(5,402)	(1,154)
Senior notes, net	852,373	744,846
Secured notes payable	9,525	22,274
RMC repurchase facility	3,722	22,125
Total debt	$865,620	$789,245

During the second quarter of 2009, the Company issued a $230.0 million aggregate principal amount of 8.4 percent senior notes due May 2017.  The Company received net proceeds of $225.4 million from this offering and expects to use these proceeds to retire near-term debt and for general corporate purposes.  The Company will pay interest on the notes on May 15 and November 15 of each year, commencing on November 15, 2009.  The notes will mature on May 15, 2017, and are redeemable, at stated redemption prices, in whole or in part, at any time.

During the second quarter of 2009, the Company also terminated its unsecured revolving credit facility.  The termination of the credit facility during the second quarter ended June 30, 2009, resulted in an expense of $1.7 million, which represented the write-off of unamortized debt costs and is included in “Income related to early retirement of debt, net” within the Consolidated Statements of Earnings.

In addition, during the second quarter of 2009, the Company repurchased $55.1 million of its senior notes for $52.3 million in cash in the open market, resulting in a net gain of $2.5 million.  For the six-month period ended June 30, 2009, the Company’s debt repurchases totaled $102.7 million of its senior notes in the open market, for which it paid $88.2 million, resulting in a net gain of $13.9 million.  The gains resulting from these debt repurchases are included in “Income related to early retirement of debt, net” within the Consolidated Statements of Earnings.

The Company entered into privately negotiated agreements with a holder of its 5.4 percent senior notes due January 2015 (the “Notes”), pursuant to which the Company agreed to exchange shares of its common stock, par value $1.00 per share, (the “Common Stock”) for the Notes.  During the second quarter of 2009, the Company issued an aggregate of 729,000 shares of its Common Stock in exchange for $15.5 million in aggregate principal amount of the Notes.  The Company recognized a net gain of $118,000 related to these debt exchanges, which is included in “Income related to early retirement of debt, net” within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At June 30, 2009, the Company had outstanding (a) $207.1 million of 5.4 percent senior notes due May 2012; (b) $215.2 million of 6.9 percent senior notes due June 2013; (c) $205.6 million of 5.4 percent senior notes due January 2015; and (d) $230.0 million of 8.4 percent senior notes due May 2017.  Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  The Company was in compliance with these covenants at June 30, 2009.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At June 30, 2009 and December 31, 2008, outstanding seller-financed nonrecourse notes payable were $9.5 million and $22.3 million, respectively.

To provide letters of credit required in the ordinary course of its business, the Company has entered into secured letter of credit agreements, which require the Company to maintain cash deposits for outstanding letters of credit.  A total of $60.6 million in letters of credit were outstanding under these agreements at June 30, 2009.

In January 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank.  The RMC Repurchase Facility became effective January 15, 2009, and replaced the RMC credit agreement that expired in January 2009.  The agreement contains an initial interest rate of LIBOR plus a margin of 1.75 percent, subject to a LIBOR floor of 2.0 percent.  The RMC Repurchase Facility contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain a minimum net worth and certain financial ratios.  The Company was in compliance with these covenants, and outstanding borrowings against this facility totaled $3.7 million at June 30, 2009.  At December 31, 2008, the Company’s total borrowings against the previous facility totaled $22.1 million.

Note 11.  Fair Values of Financial and Non-financial Instruments

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

Fair values determined to be level 3, include the use of internal assumptions, estimates or models.  Valuations of these items are therefore sensitive to the assumptions used.  Fair values represent the Company’s best estimates as of June 30, 2009, based on conditions existing and information available at the date of issuance of these financial statements.  Subsequent changes in conditions or information available may change assumptions and estimates, as outlined in more detail within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table sets forth information regarding the Company’s fair-value measurement methods and values for financial instruments:

					JUNE 30, 2009
			FAIR VALUE
(in thousands)	LOWER OF COST OR MARKET [1]	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	VALUATION UTILIZES OBSERVABLE INPUTS (LEVEL 2)	VALUATION UTILIZES UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Mortgage loans held-for-sale	$323	$-	$5,241	$-	$5,564
Mortgage interest rate lock commitments (“IRLCs”)	-	-	-	3,192	3,192
Forward-delivery contracts	-	-	(596)	-	(596)
Marketable securities, available-for-sale	-	334,402	72,255	-	406,657
[1] Loans originated prior to January 1, 2008.

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (level 2).  As of June 30, 2009, contractual principal amounts of loans held-for-sale totaled $5.8 million.  IRLCs are valued at their aggregate market price premium or deficit, plus servicing premium, multiplied by the projected close ratio (level 3).  The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level.  Mortgage loans held-for-sale and IRLCs are included within “Other” assets in the Consolidated Balance Sheets, and forward delivery contracts are included within “Accrued and other liabilities” in the Consolidated Balance Sheets.

At June 30, 2009, the Company had $406.7 million of marketable securities.  As of June 30, 2009, the Company’s marketable securities, available-for-sale, were comprised of U.S. Treasury securities, obligations of U.S. government agencies and FDIC guaranteed bank debt, corporate debt securities, mortgage backed securities, other short-term interest bearing securities, including money market funds, and publicly traded equity investments. U.S. Treasury securities, money market funds and publicly traded equity investments are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in level 1. Obligations of U.S. government agencies and FDIC guaranteed bank debt, corporate debt securities, mortgage backed securities and other short-term interest bearing securities are valued using quoted market prices of recent transactions or are benchmarked to transactions of very similar securities. Accordingly, these securities are categorized in level 2.  (See Note 6, “Marketable Securities, Available-for-Sale.”)

For the three-month periods ended June 30, 2009 and 2008, gains of $1.5 million and $841,000, respectively, were attributable to changes in the value of servicing rights related to the measurement of written loan commitments, in accordance with Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.”  These gains were included in revenues within “Financial services” in the Consolidated Statements of Earnings.

The Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair-Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” on a prospective basis for mortgage loans held-for-sale, effective January 1, 2008.  Accordingly, mortgage loans held-for-sale that originated subsequent to January 1, 2008, are measured at fair value.  Loans originated prior to that date are held at the lower of cost or market on an aggregate basis, in accordance with Statement of Financial Accounting Standard No. 65, “Accounting for Certain Mortgage Banking Activities.”  The application of SFAS 159 to mortgage loans held-for-sale improves the consistency of loan valuation between the date of borrower lock and the date of loan sale.  As of June 30, 2009, the difference between the aggregate fair value and the aggregate unpaid principal balance for loans measured at fair value was $10,000.  Consequently, this amount has been recognized as a gain in current earnings, which is included in revenues within “Financial services” in the

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Consolidated Statements of Earnings.  At June 30, 2009, the Company held three loans with payments 90 days or more past due that had an aggregate carrying value of $634,000 with an aggregate unpaid principal balance of $849,000.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could have a material impact on the value of these items.

The following table represents a reconciliation of changes in fair values of level 3 items included in revenues within “Financial services” in the Consolidated Statements of Earnings:

(in thousands)	IRLCs
Fair value at January 1, 2009	$2,175
Additions	8,126
Gain recognized on conversion to loans	(5,982)
Change in valuation of items held	(1,127)
Fair value at June 30, 2009	$3,192

Non-financial Instruments

As of January 1, 2009, the Company adopted SFAS 157 for its non-financial instruments on a nonrecurring basis.  These non-financial homebuilding assets are those assets for which the Company recorded valuation adjustments during the first half of 2009.  See Note 7, “Housing Inventories” for further discussion of the valuation of the Company’s non-financial assets and within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table summarizes the fair-value measurements of its non-financial assets at June 30, 2009:

			IMPAIRMENT
			CHARGES
			FOR THE SIX
	FAIR VALUE	FAIR VALUE AT	MONTHS ENDED
(in thousands)	HIERARCHY	JUNE 30, 2009	JUNE 30, 2009 [1]
Inventory held-and-used [2]	Level 3	$95,900	$95,055
Inventory held-for-sale [3]	Level 3	2,277	829
Other assets held-for-sale [4]	Level 3	732	43
Investments in unconsolidated joint ventures	Level 3	2,125	135

[1]

Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

[2]

In accordance with SFAS 144, inventory held-and-used with a carrying value of $191.0 million was written down to its fair value of $95.9 million at June 30, 2009. The write-down resulted in total impairments of $95.1 million for the six months ended June 30, 2009.

[3]

In accordance with SFAS 144, inventory held-for-sale with a carrying value of $3.1 million was written down to its fair value of $2.3 million at June 30, 2009. The write-down resulted in total impairments of $829,000 for the six months ended June 30, 2009.

[4]

In accordance with SFAS 144, other assets held-for-sale with a carrying value of $775,000 were written down to their fair value of $732,000 at June 30, 2009. The write-down resulted in total impairments of $43,000 for the six months ended June 30, 2009.

Note 12.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At June 30, 2009 and December 31, 2008, the cash surrender values of these contracts were $20.6 million and $23.8 million, respectively, and are included in “Other” assets.  The net periodic benefit income of these plans for the three months ended June 30, 2009, was $1.4 million and included service costs of $528,000, interest costs of $389,000 and investment gains of $2.3 million.  The net periodic benefit cost of these plans for the three months ended June 30, 2008, was $1.6 million and included service costs of $934,000, interest costs of $417,000 and investment losses of $288,000.  The net periodic benefit cost of these plans for the six months ended June 30, 2009, was $1.7 million and included service costs of $1.1 million, interest costs of $781,000 and investment gains of $178,000.  The net periodic benefit cost of these plans for the six months ended June 30, 2008, was $4.6 million and included service costs of $1.6 million, interest costs of $763,000 and investment losses of $2.2 million.  As a result of the retirement of the Company’s former CEO in May 2009, vested benefits totaling $8.2 million were distributed at that time and an additional $16.4 million will be distributed in November 2009, in accordance with these plans.  The $23.3 million and $29.7 million projected benefit obligations at June 30, 2009 and December 31, 2008, respectively, were equal to the net liability recognized in the balance sheet at those dates.  The weighted-average discount rate used for the plans was 7.9 percent and 7.8 percent for the six-month periods ended June 30, 2009 and 2008, respectively.

Note 13.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses.  They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to future years having taxable income.  Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that, more likely than not, some portion of the deferred tax asset will not be realized.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives.  The Company generated additional deferred tax assets in 2009 and 2008 due to inventory impairments and the expiration of net operating loss carrybacks.  In light of these additional impairments, the continued downturn in the housing market and the uncertainty as to its duration, which limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required.  Therefore, in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” the Company recorded a valuation allowance totaling $28.3 million against its deferred tax assets during the quarter ended June 30, 2009.  The balance of the deferred tax valuation allowance was $276.0 million as of June 30, 2009.  For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 15 years, depending on the taxing jurisdiction.  To the extent that the Company generates sufficient taxable income in the future to utilize tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

As a result of its noncash tax charges, the Company’s effective income tax rate was 0.0 percent for the second quarter of 2009, compared to 27.3 percent for the same period in 2008.  The decrease in the tax rate for 2009, compared to 2008, was primarily due to noncash tax charges that related to the Company’s deferred tax assets.

Note 14.  Stock-Based Compensation

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the Company’s plans, all of which were approved by its stockholders.  Refer to Note I, “Stock-Based

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Compensation,” in the Company’s 2008 Annual Report on Form 10-K for more information regarding its stock plans.

The Company recorded $3.3 million and $2.0 million of stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively.  Stock-based compensation expense for the six months ended June 30, 2009 and 2008 was $5.5 million and $4.1 million, respectively.  Stock-based compensation expenses have been allocated to the Company’s business units and are reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Shared-Based Payment,” requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (“excess tax benefits”) be classified as financing cash flows.  Excess tax benefits of $465,000 and $2.2 million for the six months ended June 30, 2009 and 2008, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

The Ryland Group, Inc. 2008 Equity Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees.  At June 30, 2009 and December 31, 2008, stock options, or other awards or units available for grant under the Plan and its predecessor plans, totaled 1,835,800 and 2,446,606, respectively.

A summary of stock option activity in accordance with the Company’s plans as of June 30, 2009 and 2008, and changes for the six-month periods then ended follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2008	4,034,166	$35.44	4.3
Granted	398,000	33.14
Exercised	(272,520)	9.13
Forfeited	(137,953)	49.45
Options outstanding at June 30, 2008	4,021,693	$36.51	4.1	$10,928
Available for future grant	2,451,014
Total shares reserved at June 30, 2008	6,472,707
Options exercisable at June 30, 2008	3,112,783	$35.26	4.0	$10,928
Options outstanding at January 1, 2009	3,654,901	$37.97	3.8
Granted	477,000	14.13
Exercised	(158,970)	5.83
Forfeited	(144,337)	45.33
Options outstanding at June 30, 2009	3,828,594	$36.06	3.6	$3,365
Available for future grant	1,884,050
Total shares reserved at June 30, 2009	5,712,644
Options exercisable at June 30, 2009	2,812,530	$39.77	3.4	$2,140

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

The following table presents the weighted-average inputs used and fair values determined for stock options granted during the six-month periods ended June 30, 2009 and 2008.

	2009	2008
Expected volatility	48.9%	43.7%
Expected dividend yield	0.9%	1.5%
Expected term (in years)	3.5	3.8
Risk-free rate	1.7%	2.8%
Weighted-average grant-date fair value	$4.97	$10.85

The Company recorded stock-based compensation expense related to stock options of $1.0 million and $940,000 for the three-month periods ended June 30, 2009 and 2008, respectively.  Stock-based compensation expense related to stock options was $2.2 million and $2.5 million for the six-month periods ended June 30, 2009 and 2008, respectively.

During the three- and six-month periods ended June 30, 2009, the total intrinsic values of stock options exercised were $498,000 and $1.7 million, respectively.  For the three- and six-month periods ended June 30, 2008, the total intrinsic values of stock options exercised were $3.3 million and $6.2 million, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company has made several restricted stock unit awards to senior executives under the Plan and its predecessor plans.  Compensation expense recognized for such awards totaled $2.2 million and $924,000 for the three months ended June 30, 2009 and 2008, respectively.  The Company recorded expense related to restricted stock awards of $3.1 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.

The following is a summary of activity relating to restricted stock unit awards:

	2009	2008
Restricted stock units at January 1	480,002	242,000
Shares awarded	416,482	340,000
Shares vested	(196,672)	(81,331)
Shares forfeited	(80,000)	(50,667)
Restricted stock units at June 30	619,812	450,002

At June 30, 2009, the outstanding restricted stock units will vest as follows:  2009–10,000; 2010–235,496; 2011–235,488; and 2012–138,828.

The Company has granted stock awards to its non-employee directors pursuant to the terms of The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”).  The Company recorded stock-based compensation expense related to Director Plan stock awards in the amount of $103,000 and $178,000 during the three- and six-month periods ended June 30, 2009, respectively.  Stock-based compensation expense related to Director Plan stock awards was $156,000 and $286,000 for the three- and six-month periods ended June 30, 2008, respectively.  At June 30, 2009 and December 31, 2008, stock options, or other awards or units available for grant under the Director Plan, totaled 48,250 and 72,000, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 15.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At June 30, 2009 and December 31, 2008, it had cash deposits and letters of credit outstanding that totaled $25.6 million and $31.0 million, respectively, for land options pertaining to land purchase contracts with aggregate purchase prices of $223.2 million and $276.5 million, respectively.  At June 30, 2009, the Company had commitments with respect to option contracts having specific performance provisions of approximately $3.8 million, compared to $5.7 million at December 31, 2008.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At June 30, 2009, total development bonds were $167.8 million, while performance-related cash deposits and letters of credit were $31.5 million.  Total development bonds were $199.0 million, while performance-related cash deposits and letters of credit were $54.3 million at December 31, 2008.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not think it is probable that any currently outstanding bonds or letters of credit will be called.

During 2008, debt related to one of the Company’s unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding.  The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred.  In addition, a Completion Guarantee was also provided that pertained to development and improvement costs estimated by the banks at $358.0 million, plus certain interest and other obligations.  The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable.  The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 that sought enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance.  The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  The Company had outstanding IRLCs totaling $203.2 million and $88.8 million at June 30, 2009 and December 31, 2008, respectively.  Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans.  In general, this obligation arises if the losses are due to origination errors made by RMC; if the borrower does not make their first payment; or if there is undiscovered fraud on the part of the borrower.  Reserves for losses related to future indemnification or for the repurchase of sold and held loans were $8.6 million and $5.4 million at June 30, 2009 and December 31, 2008, respectively.  Aggregate indemnification and repurchase expenses were $3.0 million and $644,000 for the three months ended June 30, 2009 and 2008, respectively.  Aggregate indemnification and repurchase expenses were $4.7 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.  Reserves are determined based on an internal model that considers historical loss payment patterns to develop ultimate loss projections for each loan origination year.  Results are adjusted for current loss severities and compared to certain other available information including recent reported loss trends and delinquency information on sold loans made available by investors.  Recorded reserves represent the Company’s best estimate of current and future unpaid losses incurred as of June 30, 2009, based on conditions existing and information available at the date of issuance of the financial statements.  Subsequent changes in conditions or information available may change assumptions and estimates.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2009	2008
Balance at January 1	$29,777	$36,557
Warranties issued	1,561	4,307
Changes in liability for accruals related to pre-existing warranties	171	(2,172)
Settlements made	(4,303)	(6,957)
Balance at June 30	$27,206	$31,735

Warranty reserves as of June 30, 2009, include provisions for warranty issues relating to drywall manufactured in China that was purchased and installed by some of the Company’s subcontractors. As of June 30, 2009, the Company has identified approximately 50-60 homes delivered in three communities that are confirmed to have damage resulting from this defective drywall.  Costs to repair these homes are currently estimated at $4.5 million to $6.0 million.  Based on its efforts to date, the Company has not identified any defective drywall from China used in homes delivered by the Company outside of these communities.  The Company is continuing its investigation of homes it delivered in these communities during the relevant time period in order to determine whether there are additional homes, or costs, relating to this issue.  The outcome of the Company’s inspections might require it to increase its warranty reserves in the future.

The Company requires substantially all of its subcontractors to have general liability insurance, which includes construction defect coverage, and workmans compensation insurance.  RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008.  RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves as collectability of claims against subcontractors enrolled in the RHIC program is generally higher.  At June 30, 2009 and December 31, 2008, RHIC had $26.7 million and $28.3 million in subcontractor product liability reserves, respectively, which are included in the consolidated balance sheet under “Accrued and other liabilities.”

Changes in RHIC’s insurance reserves during the period were as follows:

(in thousands)	2009	2008
Balance at January 1	$28,333	$28,293
Insurance expense provisions	-	1,320
Loss expenses paid	(1,616)	(242)
Balance at June 30	$26,717	$29,371

The Company is party to various legal proceedings generally incidental to its businesses.  Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims.  The Company has, and requires the majority of its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims.  The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies.  Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates.  The Company believes that adequate provisions for resolution of all known claims and pending litigation has been made for probable losses.  At June 30, 2009 and December 31, 2008, the Company had legal reserves of $13.6 million and $15.2 million, respectively.  (See “Part II. Item 1. Legal Proceedings.”)

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 16.  New Accounting Pronouncements

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

FSP 157-4

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP 157-4 provides additional guidance on factors to consider in estimating fair value for a financial asset or liability when there has been a significant decrease in market activity and also provides guidance in identifying circumstances where a transaction is not orderly.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted FSP 157-4 as of June 30, 2009, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

FSP 107-1 and APB 28-1

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (“FSP 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 and APB 28-1 requires fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments.  FSP 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009.  FSP 107-1 and APB 28-1 address disclosure only and will not have an impact on the Company’s financial condition or results of operations.

SFAS 165

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events.”  SFAS 165 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same auditing principles that currently exist. SFAS 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this statement effective June 30, 2009.

SFAS 166

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.”  SFAS 166 modifies and clarifies certain recognition and disclosure concepts contained in FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 166 is effective at the beginning of a

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

company’s first fiscal year beginning after November 15, 2009.  The Company is evaluating the effect of SFAS 166 on its consolidated financial statements.

SFAS 167

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature.  It also requires companies to more frequently reassess whether they must consolidate a VIE.  SFAS 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is currently evaluating the potential impact of adopting SFAS 167 on its financial condition and results of operations.

SFAS 168

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  SFAS 168 establishes the FASB Accounting Standards Codification as the recognized source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  SFAS 168 does not change GAAP and will not have a material impact on the Company’s financial condition and results of operations.

Note 17.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; and 8.4 percent senior notes due May 2017 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”).  Such guarantees are full and unconditional.

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2009
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$142,015	$121,540	$10,523	$(1,918)	$272,160

EXPENSES
Corporate, general and administrative and interest	187,841	151,647	9,413	(1,918)	346,983
TOTAL EXPENSES	187,841	151,647	9,413	(1,918)	346,983
OTHER INCOME	1,161	-	-	-	1,161
Loss before taxes	(44,665)	(30,107)	1,110	-	(73,662)
Tax expense	-	-	-	-	-
Equity in net loss of subsidiaries	(28,997)	-	-	28,997	-
NET EARNINGS (LOSS)	$(73,662)	$(30,107)	$1,110	$28,997	$(73,662)

	SIX MONTHS ENDED JUNE 30, 2009
REVENUES	$291,136	$234,440	$16,794	$(4,972)	$537,398

EXPENSES
Corporate, general and administrative and interest	407,770	277,159	17,261	(4,972)	697,218
TOTAL EXPENSES	407,770	277,159	17,261	(4,972)	697,218
OTHER INCOME	10,809	-	-	-	10,809
Loss before taxes	(105,825)	(42,719)	(467)	-	(149,011)
Tax expense	-	-	-	-	-
Equity in net loss of subsidiaries	(43,186)	-	-	43,186	-
NET EARNINGS (LOSS)	$(149,011)	$(42,719)	$(467)	$43,186	$(149,011)

	THREE MONTHS ENDED JUNE 30, 2008
REVENUES	$290,915	$191,807	$15,598	$(10,439)	$487,881

EXPENSES
Corporate, general and administrative	426,179	251,800	10,112	(10,439)	677,652
TOTAL EXPENSES	426,179	251,800	10,112	(10,439)	677,652
Earnings (loss) before taxes	(135,264)	(59,993)	5,486	-	(189,771)
Tax expense	29,120	20,599	2,149	-	51,868
Equity in net loss of subsidiaries	(77,255)	-	-	77,255	-
NET EARNINGS (LOSS)	$(241,639)	$(80,592)	$3,337	$77,255	$(241,639)

	SIX MONTHS ENDED JUNE 30, 2008
REVENUES	$539,427	$352,194	$32,164	$(19,738)	$904,047

EXPENSES
Corporate, general and administrative	700,324	439,307	20,091	(19,738)	1,139,984
TOTAL EXPENSES	700,324	439,307	20,091	(19,738)	1,139,984
Earnings (loss) before taxes	(160,897)	(87,113)	12,073	-	(235,937)
Tax expense	19,764	10,701	4,553	-	35,018
Equity in net loss of subsidiaries	(90,294)	-	-	90,294	-
NET EARNINGS (LOSS)	$(270,955)	$(97,814)	$7,520	$90,294	$(270,955)

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	JUNE 30, 2009
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$5,228	$171,312	$22,622	$-	$199,162
Marketable securities and restricted cash	-	478,340	35,412	-	513,752
Consolidated inventories owned	572,160	314,792	-	-	886,952
Consolidated inventories not owned	-	597	7,847	-	8,444
Total inventories	572,160	315,389	7,847	-	895,396
Investment in subsidiaries/ intercompany receivables	974,776	-	1,537	(976,313)	-
Other assets	78,511	49,647	16,030	-	144,188
TOTAL ASSETS	1,630,675	1,014,688	83,448	(976,313)	1,752,498
LIABILITIES
Accounts payable and other accrued liabilities	173,538	66,182	43,859	-	283,579
Debt	861,898	-	3,722	-	865,620
Intercompany payables	-	716,935	-	(716,935)	-
TOTAL LIABILITIES	1,035,436	783,117	47,581	(716,935)	1,149,199
EQUITY
STOCKHOLDERS’ EQUITY	595,239	231,571	27,807	(259,378)	595,239
NONCONTROLLING INTERESTS	-	-	8,060	-	8,060
TOTAL LIABILITIES AND EQUITY	$1,630,675	$1,014,688	$83,448	$(976,313)	$1,752,498

	DECEMBER 31, 2008
ASSETS
Cash and cash equivalents	$12,021	$349,082	$28,583	$-	$389,686
Marketable securities and restricted cash	-	-	33,573	-	33,573
Consolidated inventories owned	705,365	375,734	-	-	1,081,099
Consolidated inventories not owned	140	705	14,373	-	15,218
Total inventories	705,505	376,439	14,373	-	1,096,317
Investment in subsidiaries/ intercompany receivables	738,127	-	3,194	(741,321)	-
Other assets	246,475	58,868	36,915	-	342,258
TOTAL ASSETS	1,702,128	784,389	116,638	(741,321)	1,861,834

LIABILITIES
Accounts payable and other accrued liabilities	209,684	71,941	51,786	-	333,411
Debt	767,082	39	22,124	-	789,245
Intercompany payables	-	438,119	-	(438,119)	-
TOTAL LIABILITIES	976,766	510,099	73,910	(438,119)	1,122,656
EQUITY
STOCKHOLDERS’ EQUITY	725,362	274,290	28,912	(303,202)	725,362
NONCONTROLLING INTERESTS	-	-	13,816	-	13,816
TOTAL LIABILITIES AND EQUITY	$1,702,128	$784,389	$116,638	$(741,321)	$1,861,834

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2009
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,011)	$(42,719)	$(467)	$43,186	$(149,011)
Adjustments to reconcile net loss to net cash provided by operating activities	135,074	25,598	532	-	161,204
Changes in assets and liabilities	163,364	39,771	12,591	(43,186)	172,540
Other operating activities, net	(1,823)	-	-	-	(1,823)
Net cash provided by operating activities	147,604	22,650	12,656	-	182,910
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(376)	(439)	(111)	-	(926)
Purchases of marketable securities, available-for-sale	-	(616,061)	(11,780)	-	(627,841)
Proceeds from sales and maturities of marketable securities, available-for-sale	-	215,703	8,643	-	224,346
Other investing activities, net	-	-	71	-	71
Net cash used for investing activities	(376)	(400,797)	(3,177)	-	(404,350)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	124,464	(39)	(18,402)	-	106,023
Common stock dividends, repurchases and stock-based compensation	1,988	-	-	-	1,988
(Increase) decrease in restricted cash	-	(78,400)	1,305	-	(77,095)
Intercompany balances	(280,473)	278,816	1,657	-	-
Net cash (used for) provided by financing activities	(154,021)	200,377	(15,440)	-	30,916
Net decrease in cash and cash equivalents	(6,793)	(177,770)	(5,961)	-	(190,524)
Cash and cash equivalents at beginning of year	12,021	349,082	28,583	-	389,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,228	$171,312	$22,622	$-	$199,162

	SIX MONTHS ENDED JUNE 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net operating earnings (loss)	$(270,955)	$(97,814)	$7,520	$90,294	$(270,955)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	282,512	72,180	534	-	355,226
Changes in assets and liabilities	49,188	(6,274)	(21,521)	(90,294)	(68,901)
Other operating activities, net	(2,819)	-	-	-	(2,819)
Net cash provided by (used for) operating activities	57,926	(31,908)	(13,467)	-	12,551
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,531)	(3,978)	(1)	-	(6,510)
Purchases of marketable securities, available-for-sale	-	-	(4,378)	-	(4,378)
Proceeds from sales and maturities of marketable securities, available-for-sale	-	-	9,473	-	9,473
Other investing activities, net	-	-	18	-	18
Net cash (used for) provided by investing activities	(2,531)	(3,978)	5,112	-	(1,397)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in debt	(52,471)	(1,726)	6,732	-	(47,465)
Common stock dividends, repurchases and stock-based compensation	(2,826)	-	-	-	(2,826)
Decrease in restricted cash	-	-	195	-	195
Intercompany balances	(2,204)	(259)	2,463	-	-
Net cash (used for) provided by financing activities	(57,501)	(1,985)	9,390	-	(50,096)
Net (decrease) increase in cash and cash equivalents	(2,106)	(37,871)	1,035	-	(38,942)
Cash and cash equivalents at beginning of year	12,908	172,363	38,679	-	223,950
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,802	$134,492	$39,714	$-	$185,008

Note 18. Subsequent Events

The Company has evaluated subsequent events through August 4, 2009, the last available date prior to filing.

On July 2, 2009, the Company repurchased $5.2 million of community development district bonds issued to facilitate infrastructure development in Clay County, Florida, for $3.2 million, including costs.  At June 30, 2009, these community development district bonds were included in “Secured notes payable” within “Debt” in the Consolidated Balance Sheets.  (See Note 10, “Debt.”)

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

On July 23, 2009, Guaranty Bank, participant and administrator for the RMC Repurchase Facility, filed a Form 8-K indicating that it was undercapitalized and that the Office of Thrift Supervision (“OTS”) is exercising a significant degree of control over the operations of the bank, pending appointment of a conservator.  In the event this facility ceases to be available, the Company does not anticipate any impact to its ability to originate and fund mortgage loans due to its internal cash resources and the availability of alternative funding options.  The Guaranty Bank facility was utilized for a small percentage of RMC’s mortgages during 2009.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate.  All of the Company’s business is conducted and located in the United States.  The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services.  The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 96 percent of consolidated revenues for the three months ended June 30, 2009.  The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

In 2009, unsettled credit markets, rising unemployment, poor consumer confidence resulting from the global recession, high foreclosure activity and low demand for new housing contributed to the Company’s reported decreases in the sales volume and prices of homes.  During the quarter ended June 30, 2009, the Company focused on generating cash; maintaining a strong balance sheet; and returning to profitability.  Also during the quarter, the Company generated $11.2 million in operating cash; issued $230.0 million in senior notes due 2017; bought back $32.1 million, $16.1 million and $22.4 million of senior debt due 2012, 2013 and 2015, respectively; terminated its revolving credit facility that matures in 2011; exchanged 729,000 shares of common stock for $15.5 million in senior debt due 2015; lowered selling, general and administrative expenses by $27.4 million, versus the same period in the prior year; invested excess cash in marketable securities, producing investment income; and increased its efforts to locate and purchase a limited number of higher margin communities to replace those that are closing out.  As a consequence of the Company’s cash preservation efforts, a slow decline in land prices relative to home price declines and an emphasis on closing communities with a low number of remaining homes to sell, the Company operated from 35.3 percent fewer selling communities during the second quarter ended June 30, 2009, than it did in the second quarter of 2008, and its inventory of lots controlled as of June 30, 2009, was down 10.2 percent from December 31, 2008.  In addition, the Company owned 46.3 percent fewer models at June 30, 2009, compared to June 30, 2008, and 34.1 percent fewer started and unsold homes at June 30, 2009, compared to June 30, 2008.  Replacing communities in selective markets is rapidly becoming one of the Company’s greatest challenges and priorities as it looks for opportunities to return to growth and profitability.

Due to price reductions and sales incentives, evaluation of the Company’s inventory through quarterly impairment analyses during the quarter ended June 30, 2009, resulted in $47.6 million of inventory and other valuation adjustments.  In addition, the Company recorded a valuation allowance totaling $28.3 million against its deferred tax assets during the quarter ended June 30, 2009.  See “Homebuilding Overview” for a comparison between the number of communities impaired and the number of total communities.

For the three months ended June 30, 2009, the Company reported a consolidated net loss of $73.7 million, or $1.70 per diluted share, compared to a net loss of $241.6 million, or $5.70 per diluted share, for the same period in 2008.  The decrease in losses for 2009, compared to 2008, was primarily due to lower inventory and other valuation adjustments, offset by a decline in revenues and margins.

The Company’s revenues were $272.2 million for the second quarter of 2009, down 44.2 percent from $487.9 million for the second quarter of 2008.  This decrease was primarily attributable to a decline in closings, average closing price and mortgage originations.  Revenues for the homebuilding and financial services segments were $261.6 million and $10.5 million, respectively, for the second quarter of 2009, compared to $472.3 million and $15.6 million, respectively, for the same period in 2008.

As a result of a 35.3 percent reduction in the Company’s selling communities and general market declines, new orders decreased 16.1 percent to 1,716 units for the second quarter ended June 30, 2009, from 2,045 units for the same period in 2008.  New order dollars decreased 19.6 percent for the second quarter of 2009, compared to the second quarter of 2008, as a result of these same factors, as well as a decline in home prices.  As a result of declining prices, historically low interest rates and tax incentives, the affordability of homes in most of the

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Company’s markets improved dramatically.  Cancellation rates during the quarter have begun to approach more conventional levels, and sales per open community have risen during the quarter ended June 30, 2009.

Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, and inventory held-for-sale declined 18.0 percent to $887.0 million at June 30, 2009, from $1.1 billion at December 31, 2008. Homes under construction decreased by 6.2 percent to $436.2 million at June 30, 2009, compared to $464.8 million at December 31, 2008.  Land under development and improved lots declined by 31.1 percent to $377.0 million at June 30, 2009, compared to $547.3 million at December 31, 2008.  Inventory held-for-sale increased 7.0 percent and totaled $73.8 million at June 30, 2009, compared to $69.0 million at December 31, 2008.

The Company did not repurchase its common stock during the second quarter of 2009.  At June 30, 2009, outstanding shares were 43,804,520, versus 42,754,467 at December 31, 2008.

The Company ended the quarter with $712.9 million in cash, cash equivalents and marketable securities, and no senior debt maturities until 2012.  Its investments in joint ventures at June 30, 2009, were not significant.  The Company’s net debt-to-capital ratio, including marketable securities, was 20.4 percent at June 30, 2009, compared to 33.5 percent at December 31, 2008.  The net debt-to-capital ratio, including marketable securities, is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders’ equity, net of cash, cash equivalents and marketable securities.  As a result of the revaluation of inventory and deferred tax assets and other losses from operations, stockholders’ equity per share declined by 19.9 percent to $13.59 at June 30, 2009, compared to $16.97 at December 31, 2008.

The Company believes that while access to capital will likely be constrained in the early stages of a recovery, homebuilders with the strongest balance sheets will have the best chance to gain access to capital and take advantage of market opportunities.  To help the Company participate in the initial stages of a recovery, it formed a limited liability company with Oaktree Capital in January 2009, the purpose of which is to jointly acquire and develop distressed and other residential real estate assets and issued $230.0 million of senior notes due May 2017.  The Company believes that its cash and investment balances, low net debt-to-capital ratio, manageable inventory pipelines and access to land will allow it to take advantage of rising opportunities, facilitating growth and market share as conditions improve.

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments.  (See Note 4, “Segment Information.”)  The Company operated in the following metropolitan areas at June 30, 2009:

Region/Segment	Major Markets Served
North	Baltimore, Chicago, Delaware, Indianapolis, Minneapolis and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Myrtle Beach, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California’s Central Valley, California’s Coachella Valley, California’s Inland Empire, Denver,
Las Vegas and Phoenix

The combined homebuilding operations reported pretax losses of $67.4 million for the second quarter of 2009, compared to pretax losses of $187.1 million for the second quarter of 2008.  Homebuilding results in 2009 improved from 2008 primarily due to lower inventory and other valuation adjustments and write-offs, offset by decreases in closings and home prices.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except units)	2009	2008	2009	2008
REVENUES
Housing	$261,542	$463,635	$520,191	$860,413
Land and other	95	8,648	413	11,470
TOTAL REVENUES	261,637	472,283	520,604	871,883

EXPENSES
Cost of sales
Housing	241,251	406,039	484,559	755,709
Land and other	73	8,521	618	10,394
Valuation adjustments and write-offs	47,252	144,182	96,484	165,040
Total cost of sales	288,576	558,742	581,661	931,143
(Earnings) loss from unconsolidated joint ventures	(14)	35,606	(63)	42,707
Selling, general and administrative	37,665	65,062	77,965	128,847
Interest	2,809	-	2,809	-
TOTAL EXPENSES	329,036	659,410	662,372	1,102,697

PRETAX LOSS	$(67,399)	$(187,127)	$(141,768)	$(230,814)
Closings (units)	1,091	1,828	2,140	3,371
Housing gross profit margins	(10.0)%	(18.2)%	(11.5)%	(7.4)%
Selling, general and administrative	14.4%	13.8%	15.0%	14.8%

In accordance with SFAS 144, inventory is reviewed for potential write-downs on an ongoing basis.  SFAS 144 requires that, in the event that impairment indicators are present and undiscounted cash flows indicate that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts.  The Company reviews all communities, on a quarterly basis, for changes in events or circumstances indicating signs of impairment.

Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that more likely than not an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local or macro economic conditions such as employment or housing supply on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.  Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to additional impairment charges in the future.  Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values.  (See Note 7, “Housing Inventories.”)

The following table provides the total number of communities impaired during the three- and six-month periods ended June 30, 2009 and 2008:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2009	2008	% CHG	2009	2008	% CHG
North	5	10	(50.0)%	19	15	26.7%
Southeast	15	15	-	24	20	20.0
Texas	-	3	(100.0)	-	4	(100.0)
West	11	19	(42.1)	12	23	(47.8)
Total	31	47	(34.0)%	55	62	(11.3)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s total number of communities, including selling, held-for-sale or future development, for the quarters ended June 30, 2009 and 2008:

	2009	2008	% CHG
North	68	101	(32.7)%
Southeast	115	117	(1.7)
Texas	84	90	(6.7)
West	31	46	(32.6)
Total	298	354	(15.8)%

Due to continued pressure on home prices symptomatic of excess home inventories and increasingly competitive home pricing in many markets, the Company recorded inventory impairment charges of $47.5 million and $134.5 million during the three months ended June 30, 2009 and 2008, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair value.  Approximately 89 percent of these impairment charges were recorded to residential land and lots and land held for development, while approximately 11 percent of these charges were recorded to residential construction in progress and finished homes in inventory.  At June 30, 2009, the fair value of the Company’s inventory subject to valuation adjustments of $47.5 million during the quarter, net of impairments, was $43.3 million.  Inventory and other impairment charges and write-offs of deposits and acquisition costs reduced total housing gross profit margins by 17.8 percent in the second quarter of 2009 and 30.7 percent in the second quarter of 2008.  Should market conditions continue to deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future inventory impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue.  During the quarter ended June 30, 2009, the Company recovered $1.2 million of previously written off earnest money deposits and feasibility costs and incurred $1.0 million of new write-offs.  For the same period in 2008, the Company wrote off $9.9 million of earnest money deposits and feasibility costs related to land purchase option contracts that it did not pursue.  The Company wrote off a net of $414,000 and $12.0 million of earnest money deposits and feasibility costs for the six-month periods ended June 30, 2009 and 2008, respectively.  Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Three months ended June 30, 2009, compared to three months ended June 30, 2008

The homebuilding segments reported pretax losses of $67.4 million for the second quarter of 2009, compared to $187.1 million for the same period in the prior year.  Homebuilding results for the second quarter of 2009 improved from the same period in 2008 primarily due to lower inventory valuation adjustments and write-offs, offset by decreases in closings and home prices.  Sales incentives averaged 18.0 percent for the second quarter of 2009, versus 14.9 percent for the second quarter of 2008.

Homebuilding revenues were $261.6 million for the second quarter of 2009, compared to $472.3 million for the second quarter of 2008, a 44.6 percent decline, primarily due to a 40.3 percent decrease in closings and a 5.5 percent decline in the average closing price of a home.

Homebuilding revenues for the second quarter of 2009 included $95,000 from land sales, compared to revenues of $8.6 million for the second quarter of 2008, which contributed net pretax gains of $22,000 and $124,000 in the second quarters of 2009 and 2008, respectively.  The gross profit margin from land sales was 23.2 percent for the three months ended June 30, 2009, compared to 1.5 percent for the same period in the prior year.  Fluctuations in revenues and gross profit percentages from land sales were a result of local market conditions, land portfolios and income tax carryback rules.  The Company generally purchases land and lots with the intent to build homes

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders or others.

Housing gross profit margins averaged negative 10.0 percent for the second quarter of 2009, compared to negative 18.2 percent for the same period in 2008.  This change was primarily attributable to lower inventory and other valuation adjustments, offset by increased price concessions and sales incentives, and price reductions that related to home deliveries.

Selling, general and administrative expenses were 14.4 percent of revenue for the second quarter of 2009, compared to 13.8 percent of revenue for the same period in 2008.  This increase in the ratio of core selling, general and administrative expenses was primarily attributable to a decline in revenues, partially offset by cost-saving initiatives and lower marketing and advertising expenditures per unit.  Selling, general and administrative expense dollars decreased $27.4 million for the second quarter of 2009, versus the same period in 2008.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $13.7 million and $11.9 million for the three months ended June 30, 2009 and 2008, respectively.  During the second quarter of 2009, the homebuilding segments recorded $2.8 million of interest expense, compared to all interest incurred being capitalized for the same period in 2008, resulting in no interest expense being recorded during this period due to development and construction activity.

Six months ended June 30, 2009, compared to six months ended June 30, 2008

The homebuilding segments reported pretax losses of $141.8 million for the first six months of 2009, compared to pretax losses of $230.8 million for the same period in the prior year.  Homebuilding results for the first six months of 2009 improved from the same period in 2008 primarily due to lower inventory and other valuation adjustments and write-offs, offset by a decline in closings and home prices.

Homebuilding revenues were $520.6 million for the first six months of 2009, compared to $871.9 million for the first six months of 2008, due to a 36.5 percent decrease in closings and a 4.7 percent decline in the average closing price of a home.

Homebuilding revenues for the first six months of 2009 included $413,000 from land sales, compared to revenues of $11.5 million for the same period in 2008, which contributed net pretax losses of $205,000 and net pretax gains of $1.1 million in the first six months of 2009 and 2008, respectively.  The gross profit margin from land sales was negative 49.6 percent for the six months ended June 30, 2009, compared to positive 9.4 percent for the same period in the prior year.

Housing gross profit margins averaged negative 11.5 percent for the six months ended June 30, 2009, compared to negative 7.4 percent for the same period in 2008.  This decrease was due to price reductions that related to project closeouts and other home deliveries during the first half of 2009.

Selling, general and administrative expenses were 15.0 percent of revenue for the six months ended June 30, 2009, compared to 14.8 percent of revenue for the same period in the prior year.  This increase in the ratio of core selling, general and administrative expenses was primarily attributable to a decline in revenues, partially offset by cost-saving initiatives and lower marketing and advertising expenditures per unit.  Selling, general and administrative expense dollars decreased $50.9 million for the first six months of 2009, versus the same period in 2008.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $24.9 million for the six months ended June 30, 2009, compared to $23.5 million for the same period in 2008.  During the first six months of 2009, the homebuilding segments recorded $2.8 million of interest expense,

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

compared to all interest incurred being capitalized for the same period in 2008, resulting in no interest expense being recorded during this period due to development and construction activity.

Homebuilding Segment Information

Conditions have been most challenging in geographical areas that have previously experienced the highest price appreciation.  These areas were primarily in the California, Chicago, Florida, Las Vegas, Phoenix and Washington, D.C., markets.  As a result of decreased demand, changes in buyer perception and foreclosure activity, the excess supply of housing inventory has been greater in these areas.  An attempt to maintain market share, reduce inventory investment and maintain sales volume levels has caused the Company to experience the highest levels of sales discounting and impairments in these markets.  Of the Company’s total lots with valuation adjustments during the second quarter ended June 30, 2009, 18.8 percent were impaired in the North, 43.5 percent in the Southeast and 37.7 percent in the West.  There were no lots impaired in Texas during the second quarter ended June 30, 2009.

The following table provides a summary of the Company’s inventory and other impairments taken during the three and six months ended June 30, 2009 and 2008:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2009	2008	2009	2008
NORTH
Inventory valuation adjustments	$10,364	$32,911	$38,228	$45,005
Option deposit and feasibility cost write-offs	729	1,797	1,150	2,346
Joint venture and other* impairments	-	35,858	-	35,858
Total	11,093	70,566	39,378	83,209

SOUTHEAST
Inventory valuation adjustments	19,942	47,807	39,047	48,169
Option deposit and feasibility cost write-offs	(811)	6,094	(795)	7,612
Joint venture and other* impairments	33	24	33	581
Total	19,164	53,925	38,285	56,362

TEXAS
Inventory valuation adjustments	-	669	-	729
Option deposit and feasibility cost write-offs	(161)	1,813	58	1,814
Joint venture and other* impairments	10	113	10	193
Total	(151)	2,595	68	2,736

WEST
Inventory valuation adjustments	17,180	53,111	18,609	58,756
Option deposit and feasibility cost write-offs	-	187	1	187
Joint venture and other* impairments	54	-	425	7,172
Total	17,234	53,298	19,035	66,115
TOTAL
Inventory valuation adjustments	47,486	134,498	95,884	152,659
Option deposit and feasibility cost write-offs	(243)	9,891	414	11,959
Joint venture and other* impairments	97	35,995	468	43,804
Total	$47,340	$180,384	$96,766	$208,422

* Other includes impairments to other assets.

New Orders

New order dollars decreased 19.6 percent for the second quarter of 2009, compared to the same period in 2008.  New orders for the three months ended June 30, 2009, decreased 8.4 percent in the North, 5.8 percent in the

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Southeast, 26.8 percent in Texas and 23.7 percent in the West, compared to the three months ended June 30, 2008.  New orders for the second quarter of 2009 decreased 16.1 percent to 1,716 units from 2,045 units for the same period in 2008 primarily due to a 35.3 percent decline in selling communities.  However, sales per community have increased in all regions for the second quarter of 2009, versus the first quarter of 2009 and second quarter of 2008.

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

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the periods presented:

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
	2009	% CHG	2008	% CHG	2009	% CHG	2008	% CHG
UNITS
North	480	(8.4)%	524	(19.8)%	975	(13.6)%	1,129	(24.2)%
Southeast	505	(5.8)	536	(24.0)	788	(33.6)	1,186	(20.6)
Texas	489	(26.8)	668	(2.1)	883	(27.7)	1,221	(19.2)
West	242	(23.7)	317	(34.1)	417	(37.6)	668	(34.3)
Total	1,716	(16.1)%	2,045	(18.9)%	3,063	(27.1)%	4,204	(23.7)%

DOLLARS (in millions)
North	$126	(11.1)%	$142	(32.6)%	$252	(18.0)%	$307	(36.0)%
Southeast	111	(18.5)	136	(30.0)	177	(38.8)	288	(32.3)
Texas	114	(21.5)	145	4.3	199	(24.0)	262	(16.2)
West	54	(32.9)	80	(47.6)	93	(45.7)	172	(51.0)
Total	$405	(19.6)%	$503	(27.8)%	$721	(30.0)%	$1,029	(34.4)%

The following table provides the Company’s cancellation percentages for the periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
North	23.7%	31.6%	25.6%	31.3%
Southeast	14.0	26.8	17.0	26.8
Texas	18.4	26.0	20.0	26.4
West	21.7	35.6	22.2	33.6
Total	19.2%	29.3%	21.4%	29.1%

The cancellation rate was 19.2 percent for the three months ended June 30, 2009, compared to 29.3 percent for the three months ended June 30, 2008.  The cancellation rate was 21.4 percent and 29.1 percent for the six months ended June 30, 2009 and 2008, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the number of the Company’s active communities at June 30, 2009 and 2008:

	2009	2008	% CHG
North	62	97	(36.1)%
Southeast	73	107	(31.8)
Texas	58	90	(35.6)
West	25	43	(41.9)
Total	218	337	(35.3)%

Closings

The following table provides the Company’s closings and average closing prices for the periods presented:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2009	2008	% CHG	2009	2008	% CHG
UNITS
North	370	563	(34.3)%	699	986	(29.1)%
Southeast	259	535	(51.6)	537	1,046	(48.7)
Texas	324	446	(27.4)	639	833	(23.3)
West	138	284	(51.4)	265	506	(47.6)
Total	1,091	1,828	(40.3)%	2,140	3,371	(36.5)%

AVERAGE PRICE (in thousands)
North	$263	$288	(8.7)%	$263	$286	(8.0)%
Southeast	233	248	(6.0)	246	253	(2.8)
Texas	223	215	3.7	223	216	3.2
West	231	258	(10.5)	232	264	(12.1)
Total	$240	$254	(5.5)%	$243	$255	(4.7)%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold but not closed, which are generally built and closed, subject to cancellation, over the subsequent two quarters.  At June 30, 2009, the Company had outstanding contracts for 2,482 units, representing a 59.2 percent increase from 1,559 at December 31, 2008, and a 33.0 percent decrease from 3,702 units at the end of the second quarter of 2008.  The $607.6 million value of outstanding contracts at June 30, 2009, represented an increase of 30.8 percent from $464.6 million at March 31, 2009, compared to a decrease of 36.4 percent from $955.8 million at June 30, 2008.  The decrease in backlog at June 30, 2009, compared to June 30, 2008, was primarily due to a 27.1 percent decline in unit orders.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at June 30, 2009 and 2008:

	JUNE 30, 2009			JUNE 30, 2008
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)
North	850	$229	$269	1,109	$323	$291
Southeast	650	151	232	1,086	281	259
Texas	713	168	236	1,064	238	223
West	269	60	223	443	114	257
Total	2,482	$608	$245	3,702	$956	$258

Of the 2,482 total outstanding contracts as of June 30, 2009, 96.9 percent are projected to close in 2009 (subject to cancellations).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the three and six months ended June 30, 2009 and 2008:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2009	2008	2009	2008
NORTH
Revenues	$97,269	$167,072	$184,116	$289,154
Expenses
Cost of sales	99,478	181,824	210,282	302,389
(Earnings) loss from unconsolidated joint ventures	(39)	35,749	(76)	35,696
Selling, general and administrative expenses	11,521	19,472	23,280	37,305
Interest	354	-	354	-
Total expenses	111,314	237,045	233,840	375,390
Pretax loss	$(14,045)	$(69,973)	$(49,724)	$(86,236)
Housing gross profit margins	(2.2)%	(31.1)%	(14.2)%	(17.7)%
SOUTHEAST
Revenues	$60,267	$132,649	$132,333	$265,373
Expenses
Cost of sales	76,806	168,890	163,244	287,010
(Earnings) loss from unconsolidated joint ventures	-	-	-	-
Selling, general and administrative expenses	10,617	19,736	22,043	38,350
Interest	1,300	-	1,300	-
Total expenses	88,723	188,626	186,587	325,360
Pretax loss	$(28,456)	$(55,977)	$(54,254)	$(59,987)
Housing gross profit margins	(26.1)%	(20.8)%	(22.6)%	(4.9)%
TEXAS
Revenues	$72,279	$95,780	$142,620	$180,080
Expenses
Cost of sales	64,633	84,442	127,817	155,728
(Earnings) loss from unconsolidated joint ventures	(28)	(143)	(70)	(149)
Selling, general and administrative expenses	8,054	14,767	17,447	28,331
Interest	677	-	677	-
Total expenses	73,336	99,066	145,871	183,910
Pretax loss	$(1,057)	$(3,286)	$(3,251)	$(3,830)
Housing gross profit margins	10.6%	12.7%	10.5%	14.0%
WEST
Revenues	$31,822	$76,782	$61,535	$137,276
Expenses
Cost of sales	47,659	123,586	80,318	186,016
(Earnings) loss from unconsolidated joint ventures	53	-	83	7,160
Selling, general and administrative expenses	7,473	11,087	15,195	24,861
Interest	478	-	478	-
Total expenses	55,663	134,673	96,074	218,037
Pretax loss	$(23,841)	$(57,891)	$(34,539)	$(80,761)
Housing gross profit margins	(49.9)%	(25.2)%	(30.7)%	(19.5)%
TOTAL
Revenues	$261,637	$472,283	$520,604	$871,883
Expenses
Cost of sales	288,576	558,742	581,661	931,143
(Earnings) loss from unconsolidated joint ventures	(14)	35,606	(63)	42,707
Selling, general and administrative expenses	37,665	65,062	77,965	128,847
Interest	2,809	-	2,809	-
Total expenses	329,036	659,410	662,372	1,102,697
Pretax loss	$(67,399)	$(187,127)	$(141,768)	$(230,814)
Housing gross profit margins	(10.0)%	(18.2)%	(11.5)%	(7.4)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended June 30, 2009, compared to three months ended June 30, 2008

North–Homebuilding revenues decreased by 41.8 percent to $97.3 million in 2009 from $167.1 million in 2008 primarily due to a 34.3 percent decline in the number of homes delivered and to an 8.7 percent decrease in average sales price.  Gross margins on home sales were negative 2.2 percent in 2009, compared to negative 31.1 percent in 2008.  This change was primarily attributable to lower inventory and other valuation adjustments and write-offs that totaled $11.1 million, compared to $70.5 million in 2008, partially offset by an increase in price concessions and sales incentives that totaled 19.0 percent for the quarter ended June 30, 2009, versus 18.8 percent for the same period in 2008, and to price declines that outpaced the decrease in construction costs.  As a result, the North region incurred $14.0 million of pretax losses in 2009, compared to $70.0 million of pretax losses in 2008.

Southeast–Homebuilding revenues were $60.3 million in 2009, compared to $132.6 million in 2008, a decrease of 54.6 percent, primarily due to a 51.6 percent decline in the number of homes delivered and to a 6.0 percent decrease in average price.  Gross margins on home sales were negative 26.1 percent in 2009, compared to negative 20.8 percent in 2008.  This decline was primarily due to an increase in price concessions and sales incentives that totaled 17.6 percent for the quarter ended June 30, 2009, versus 12.9 percent for the same period in 2008, and to price declines that outpaced the decrease in construction costs, partially offset by lower inventory valuation adjustments and write-offs that totaled $19.2 million in 2009, compared to $53.9 million in 2008.  As a result, the Southeast region incurred $28.5 million of pretax losses in 2009, compared to $56.0 million of pretax losses in 2008.

Texas–Homebuilding revenues decreased by 24.5 percent to $72.3 million in 2009 from $95.8 million in 2008 primarily due to a 27.4 percent decline in the number of homes delivered, partially offset by a 3.7 percent increase in average sales price.  Gross margins on home sales were 10.6 percent in 2009, compared to 12.7 percent in 2008.  This decrease was primarily due to an increase in price concessions and sales incentives that totaled 13.7 percent for the quarter ended June 30, 2009, compared to 9.3 percent for the same period in 2008, partially offset by no inventory valuation adjustments or write-offs taken in 2009, compared to the $2.6 million taken in 2008.  As a result, the Texas region incurred $1.1 million of pretax losses in 2009, compared to $3.3 million of pretax losses in 2008.

West–Homebuilding revenues decreased by 58.6 percent to $31.8 million in 2009, compared to $76.8 million in 2008, primarily due to a 51.4 percent decline in the number of homes delivered and to a 10.5 percent decrease in average sales price.  Gross margins from home sales were negative 49.9 percent in 2009, compared to negative 25.2 percent in 2008.  This decline was primarily due to an increase in price concessions and sales incentives that totaled 24.9 percent for the quarter ended June 30, 2009, compared to 16.0 percent for the same period in 2008, partially offset by lower inventory and other valuation adjustments and write-offs of $17.2 million in 2009, compared to $53.1 million in 2008.  As a result, the West region incurred $23.8 million of pretax losses in 2009, compared to $57.9 million of pretax losses in 2008.

Six months ended June 30, 2009, compared to six months ended June 30, 2008

North–Homebuilding revenues decreased by 36.3 percent to $184.1 million in 2009 from $289.2 million in 2008 primarily due to a 29.1 percent decline in the number of homes delivered and to an 8.0 percent decrease in average sales price.  Gross margins on home sales were negative 14.2 percent in 2009, compared to negative 17.7 percent in 2008.  This change was primarily attributable to lower inventory and other valuation adjustments and write-offs of $39.2 million, compared to $83.1 million in 2008, partially offset by an increase in price concessions and sales incentives that totaled 20.5 percent for the first six months ended June 30, 2009, versus 18.6 percent for the same period in 2008, and to price declines that outpaced the decrease in construction costs.  As a result, the North region incurred $49.7 million of pretax losses in 2009, compared to $86.2 million of pretax losses in 2008.

Southeast–Homebuilding revenues were $132.3 million in 2009, compared to $265.4 million in 2008, a decrease of 50.1 percent, primarily due to a 48.7 percent decline in the number of homes delivered and to a 2.8 percent

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

decrease in average sales price.  Gross margins on home sales were negative 22.6 percent in 2009, compared to negative 4.9 percent in 2008.  This decline was primarily due to an increase in price concessions and sales incentives that totaled 16.0 percent for the first six months ended June 30, 2009, versus 14.4 percent for the same period in 2008, and to price declines that outpaced the decrease in construction costs, partially offset by lower inventory valuation adjustments and write-offs of $38.3 million in 2009, compared to $56.4 million in 2008.  As a result, the Southeast region incurred $54.3 million of pretax losses in 2009, compared to $60.0 million of pretax losses in 2008.

Texas–Homebuilding revenues decreased by 20.8 percent to $142.6 million in 2009 from $180.1 million in 2008 primarily due to a 23.3 percent decline in the number of homes delivered, partially offset by a 3.2 percent increase in average sales price.  Gross margins on home sales were 10.5 percent in 2009, compared to 14.0 percent in 2008.  This decrease was primarily due to an increase in price concessions and sales incentives that totaled 13.3 percent for the first six months ended June 30, 2009, compared to 9.7 percent for the same period in 2008, partially offset by lower inventory valuation adjustments and write-offs of $68,000 in 2009, compared to $2.7 million in 2008.  As a result, the Texas region incurred $3.3 million of pretax losses in 2009, compared to $3.8 million of pretax losses in 2008.

West–Homebuilding revenues decreased by 55.2 percent to $61.5 million in 2009, compared to $137.3 million in 2008, primarily due to a 47.6 percent decline in the number of homes delivered and to a 12.1 percent decrease in average sales price.  Gross margins from home sales were negative 30.7 percent in 2009, compared to negative 19.5 percent in 2008.  This decline was primarily due to an increase in price concessions and sales incentives that totaled 24.7 percent for the quarter ended June 30, 2009, compared to 17.4 percent for the same period in 2008, partially offset by lower inventory and other valuation adjustments and write-offs that totaled $19.0 million in the first six months of 2009, compared to $65.9 million for the same period in 2008.  As a result, the West region incurred $34.5 million of pretax losses in 2009, compared to $80.8 million of pretax losses in 2008.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers.  By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers.  Providing mortgage financing and other services to its customers allows the Company to monitor its backlog and closing process.  The majority of loans originated are sold within one business day of the date they close.  The third party purchaser then services and manages the loans.  Additionally, the financial services segment offers homeowners insurance for liability risks, specifically homeowners’ structural warranty coverage, arising in connection with the homebuilding business of the Company.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except units)	2009	2008	2009	2008
REVENUES
Net gains on sales of mortgages	$6,002	$7,236	$8,268	$14,574
Origination fees	2,516	4,187	4,648	7,954
Title/escrow/insurance	1,917	3,873	3,657	9,007
Interest and other	88	302	221	629
TOTAL REVENUES	10,523	15,598	16,794	32,164
EXPENSES	9,413	10,112	17,261	20,091
PRETAX EARNINGS (LOSS)	$1,110	$5,486	$(467)	$12,073
Originations (units)	861	1,413	1,574	2,597
Ryland Homes origination capture rate	83.7%	82.9%	80.0%	82.6%
Mortgage-backed securities and notes receivable average balance	$285	$366	$298	$377

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended June 30, 2009, compared to three months ended June 30, 2008

For the three months ended June 30, 2009, the financial services segment reported pretax earnings of $1.1 million, compared to pretax earnings of $5.5 million for the same period in 2008.  Revenues for the financial services segment decreased 32.5 percent to $10.5 million for the three months ended June 30, 2009, compared to $15.6 million for the same period in the prior year, primarily due to a 39.1 percent decline in the number of mortgages originated due to a slowdown in the homebuilding market and a reduction in RHIC revenues.  This was partially offset by increased net gains on mortgages, on a per-unit basis, due to product mix.  For the three months ended June 30, 2009, general and administrative expenses were $9.4 million, versus $10.1 million for the same period in 2008.  This decrease was primarily due to personnel reductions made in an effort to align overhead expense with lower production volume and a reduction in subcontractor insurance provision expense, partially offset by an increase in indemnification expense.  (See Note 15, “Commitments and Contingencies.”)    The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 83.7 percent and 82.9 percent for the three months ended June 30, 2009 and 2008, respectively.

Six months ended June 30, 2009, compared to six months ended June 30, 2008

For the six months ended June 30, 2009, the financial services segment reported pretax losses of $467,000, compared to pretax earnings of $12.1 million for the same period in 2008.  Revenues for the financial services segment decreased 47.8 percent to $16.8 million for the six months ended June 30, 2009, compared to $32.2 million for the same period in the prior year, primarily due to a 39.4 percent decline in the number of mortgages originated due to a slowdown in the homebuilding market, a reduction in RHIC revenues and to a $1.0 million sale of insurance renewal rights in 2008.  For the six months ended June 30, 2009, general and administrative expenses were $17.3 million, versus $20.1 million for the same period in 2008.  This decrease was primarily due to personnel reductions made in an effort to align overhead expense with lower production volume and a reduction in subcontractor insurance provision expense, partially offset by an increase in indemnification expense.  (See Note 15, “Commitments and Contingencies.”)  The capture rate of mortgages originated for customers of the Company’s homebuilding operations was 80.0 percent and 82.6 percent for the six months ended June 30, 2009 and 2008, respectively.

Corporate

Three months ended June 30, 2009, compared to three months ended June 30, 2008

Corporate expenses were $8.5 million and $8.1 million for the three months ended June 30, 2009 and 2008, respectively.  This increase was primarily due to the contract buyout expense of $2.0 million that related to the retirement of the Company’s former CEO in May 2009.

Six months ended June 30, 2009, compared to six months ended June 30, 2008

Corporate expenses were $17.6 million and $17.2 million for the six months ended June 30, 2009 and 2008, respectively.  This increase was primarily due to the contract buyout expense of $2.0 million that related to the retirement of the Company’s former CEO in May 2009.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  During the second quarter of 2009, the Company determined that an additional valuation allowance was warranted and therefore recorded a valuation allowance of $28.3 million, which was reflected as a noncash charge to income tax expense.  As of June 30, 2009, the balance of the deferred tax valuation allowance was $276.0 million.

The Company’s effective tax rate was 0.0 percent for the second quarter ended June 30, 2009, compared to 27.3 percent for the same period in 2008.  The change in the tax rate for the second quarter of 2009, compared to the second quarter of 2008, was primarily attributable to a noncash tax charge of $28.3 million for the Company’s

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

deferred tax valuation allowance.  The effective tax rate is not expected to change significantly during the remainder of the year.  (See Note 13, “Income Taxes.”)

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under its revolving credit facilities and the issuance of new debt securities.  In light of market conditions in 2009, the Company’s focus was on generating cash, extending debt maturities, strengthening its balance sheet and returning to profitability.  Efforts to accomplish these goals included selling excess or marginal inventory; replacing near-term debt with longer term issues; terminating or renegotiating land option contracts; consolidating or exiting underperforming markets; and downsizing and restructuring operating groups.  As a result of this strategy during the second quarter of 2009, the Company issued $230.0 million of senior notes due May 2017, eliminated its revolving credit facility, retired $70.6 million of its senior notes and ended the second quarter of 2009 with $712.9 million in cash, cash equivalents and marketable securities.  The Company lowered its selling, general and administrative expenses by $27.4 million for the second quarter ended June 30, 2009, versus the same period in 2008.

At June 30, 2009, the Company’s net debt-to-capital ratio was 20.4 percent, including marketable securities, a decrease from 33.5 percent at December 31, 2008.  The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.  The Company’s $712.9 million in cash, cash equivalents and marketable securities, plus the availability of $17.8 million in unused letter of credit facilities, represent a significant increase in liquidity, compared to cash and cash equivalents of $534.0 million and the availability of $115.4 million under its revolving credit facility as of March 31, 2009, and cash and cash equivalents of $199.4 million and the availability of $307.2 million under its revolving credit facility as of June 30, 2008.

During the six months ended June 30, 2009, the Company provided $182.9 million of cash from its operations, which included $165.4 million of net income tax refunds.  The Company invested $926,000 in property, plant and equipment and $403.5 million related to the net purchase and sale of maturity of marketable securities.  It also provided $30.9 million from financing activities, which included net proceeds of $137.2 million associated with the issuance and retirement of senior debt, partially offset by an increase of $77.1 million in restricted cash, payments of $18.4 million against revolving credit facilities, payments of $12.8 million for short-term borrowings and dividends of $2.6 million.  After investing $403.5 million in highly rated marketable securities, the net cash used during the six months ended June 30, 2009, was $190.5 million.

During the six months ended June 30, 2008, the Company provided $12.5 million of cash from its operations.  Investment activities include receipt of $5.1 million in proceeds related to the net purchase and sale of maturity of marketable securities and an investment of $6.5 million in property, plant and equipment.  The Company used $50.1 million in financing activities, which included the payment of $50.0 million for long-term debt and dividends of $10.2 million.  The net cash used during the six months ended June 30, 2008, was $38.9 million.

During the second quarter of 2009, the Company issued a $230.0 million aggregate principal amount of 8.4 percent senior notes due May 2017.  The Company received net proceeds of $225.4 million from this offering.  The Company will pay interest on the notes on May 15 and November 15 of each year, commencing on November 15, 2009.  The notes will mature on May 15, 2017 and are redeemable, at stated redemption prices, in whole or in part, at any time.  (See Note 10, “Debt.”)

During the quarter, the Company also terminated its unsecured revolving credit facility.  The termination of the credit facility during the second quarter ended June 30, 2009, resulted in an expense of $1.7 million, which represented the write-off of unamortized debt costs and is included in “Income related to early retirement of debt, net” in the Consolidated Statements of Earnings.  The Company believes that it does not need the credit facility to meet its liquidity requirements at this time and that it will be able to fund its homebuilding operations through its existing cash resources for the foreseeable future.  In terminating this credit facility, the Company eliminated all

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

related financial debt covenants and will save approximately $2.0 million in fees annually through its stated maturity of January 2011.  There were no borrowings outstanding under the revolving credit facility at the time of its termination.  The Company had letters of credit outstanding under the credit agreement that totaled $75.1 million prior to the termination.  To provide for these and other letters of credit required in the ordinary course of its business, the Company has entered into secured letter of credit agreements which are secured by cash deposits as collateral for outstanding letters of credit.  At June 30, 2009, $60.6 million of letters of credit were outstanding under these agreements.  (See Note 10, “Debt.”)

In addition, during the second quarter of 2009, the Company repurchased $55.1 million of its senior notes for $52.3 million in cash in the open market, resulting in a net gain of $2.5 million.  For the six-month period ended June 30, 2009, the Company’s debt repurchases totaled $102.7 million of its senior notes in the open market, for which it paid $88.2 million, resulting in a net gain of $13.9 million.  The gains resulting from these debt repurchases are included in “Income related to early retirement of debt, net” in the Consolidated Statements of Earnings.  (See Note 10, “Debt.”)

The Company entered into privately negotiated agreements with a holder of its 5.4 percent senior notes due January 2015 (the “Notes”), pursuant to which the Company agreed to exchange shares of its common stock, par value $1.00 per share, (the “Common Stock”) for the Notes.  During the second quarter of 2009, the Company issued an aggregate of 729,000 shares of its Common Stock in exchange for $15.5 million in aggregate principal amount of the Notes.  The Company recognized a net gain of $118,000 related to these debt exchanges, which is included in “Income related to early retirement of debt, net” within the Consolidated Statements of Earnings.  (See Note 10, “Debt.”)

During the fourth quarter of 2008, the Board of Directors approved a reduction of the Company’s recommended quarterly stock dividend to $0.03 per share from $0.12 per share.  Dividends totaled $0.03 per share and $0.12 per share for the second quarters ended June 30, 2009 and 2008, respectively, and totaled $0.06 per share and $0.24 per share for the six months ended June 30, 2009 and 2008, respectively.

Consolidated inventories owned by the Company decreased by 18.0 percent to $887.0 million at June 30, 2009, compared to $1.1 billion at December 31, 2008.  The Company attempts to maintain a projected four- to five-year supply of land.  At June 30, 2009, it controlled 21,157 lots, with 17,519 lots owned and 3,638 lots, or 17.2 percent, under option.  As a result of its efforts to match controlled inventory with current unit volume levels, lots controlled declined by 10.2 percent and 34.6 percent, compared to 23,555 lots and 32,352 lots under control at December 31, 2008 and June 30, 2008, respectively.  The Company continues to evaluate its option contracts for changes in the viability of communities and abandonment potential.

The homebuilding segments’ borrowing arrangements included senior notes and nonrecourse secured notes payable.  Senior notes outstanding, net of discount, totaled $852.4 million and $744.8 million at June 30, 2009 and December 31, 2008, respectively.

The $207.1 million of 5.4 percent senior notes due May 2012; the $215.2 million of 6.9 percent senior notes due June 2013; the $205.6 million of 5.4 percent senior notes due January 2015; and the $230.0 million of 8.4 percent senior notes due May 2017 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At June 30, 2009, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At June 30, 2009, such notes payable outstanding amounted to $9.5 million, compared to $22.3 million at December 31, 2008.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The financial services segment uses cash generated internally and borrowings against the RMC Repurchase Facility to finance its operations.

In January 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank.  The RMC Repurchase Facility became effective January 15, 2009, and replaced the RMC credit agreement that expired in January 2009.  The agreement contains an initial interest rate of LIBOR plus a margin of 1.75 percent, subject to a LIBOR floor of 2.0 percent.  The RMC Repurchase Facility contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain a minimum net worth and certain financial ratios.  The Company was in compliance with these covenants, and outstanding borrowings against this facility totaled $3.7 million at June 30, 2009.  At December 31, 2008, the Company’s total borrowings against the previous facility totaled $22.1 million.  (See Note 10, “Debt.”)

On February 6, 2009, the Company filed a shelf registration with the SEC.  The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities.  The Company’s previous shelf registration statement expired in 2008 pursuant to the provisions of the SEC’s Securities Offering Reform.  During the second quarter of 2009, the Company issued $230.0 million of 8.4 percent senior notes under its shelf registration statement.  In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.  The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the six months ended June 30, 2009, the Company did not repurchase any shares of its outstanding common stock.  The Company had existing authorization from its Board of Directors to purchase approximately 8.5 million additional shares at a cost of $142.3 million, based on the Company’s stock price at June 30, 2009.  Outstanding shares were 43,804,520 and 42,754,467 at June 30, 2009 and December 31, 2008, respectively, an increase of 2.5 percent.

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

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development.  At June 30, 2009, the Company had $25.6 million in cash deposits and letters of credit to purchase land and lots with an aggregate purchase price of $223.2 million.  Only $3.8 million of the $223.2 million in land and lot option purchase contracts contain specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to FIN 46, as amended, the Company consolidated $8.4 million of inventory not owned at June 30, 2009, of which $8.4 million pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and $29,000 pertained to one of its homebuilding joint ventures. (See Note 8, “Variable Interest Entities (“VIE”),” and Note 9, “Investments in Joint Ventures.”)

At June 30, 2009, the Company had outstanding letters of credit under secured letter of credit agreements totaling $60.6 million.  At December 31, 2008, the Company had outstanding letters of credit under its revolving credit

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

facility totaling $95.7 million.  Additionally, at June 30, 2009, it had development or performance bonds totaling $167.8 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements, compared to $199.0 million at December 31, 2008.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes and investments in joint ventures.  (See Note 15, “Commitments and Contingencies,” and Note 17, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.  There were no significant changes to the Company’s critical accounting policies during the three- and six-month periods ended June 30, 2009, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except Inventory Valuation.

Inventory Valuation

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

In accordance with SFAS 144, inventory is reviewed for potential write-downs on an ongoing basis.  SFAS 144 requires that, in the event that impairment indicators are present and undiscounted cash flows indicate that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts.  The Company reviews all communities, on a quarterly basis, for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that more likely than not an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local or macro economic conditions such as employment or housing supply on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that the indicators of impairment exist in a community, undiscounted cash flows are prepared at a community level based on expected pricing, sales rates, construction, local municipality fees, warranty, closing, carry, selling, overhead, and any other related costs, or similar assets are analyzed to determine if the realizable value of assets held are less than the respective carrying amounts.  In order to determine the assumed sales prices included in cash flow models, the Company analyzes the historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities.  In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area.  In order to estimate costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with vendors adjusted for any

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

anticipated cost reduction initiatives or increases in cost structure.  The Company’s analysis of these communities generally assumes current pricing equal to current sales orders for particular or comparable communities.  For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years.  Once impaired, the Company’s determination of fair value and new cost basis is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets.  Discount rates used generally vary from 19.0 percent to 30.0 percent depending on market risk, the size or life of a community, and development risk.  Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to additional impairment charges in the future.

Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  Valuation reserves related to impaired inventories amounted to $491.2 million and $445.2 million at June 30, 2009 and December 31, 2008, respectively.  The net carrying values of the related inventories amounted to $336.1 million and $378.6 million at June 30, 2009 and December 31, 2008, respectively.  Inventory costs include direct costs of land and land development; material acquisition; and home construction expenses.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.  Management believes its processes are designed to properly assess the market and carrying values of assets.

Outlook

During the first six months of 2009, the Company experienced a decline in sales orders for new homes, compared to the same period in 2008.  This decrease was due to broader market trends and economic conditions that contributed to soft demand for residential housing, as well as to a lower number of active communities.  Nearly all markets have been affected by rising unemployment, lower consumer sentiment and declining home prices.  At June 30, 2009, the Company’s backlog of orders for new homes totaled 2,482 units, or a projected dollar value of $607.6 million, reflecting a 36.4 percent decrease in dollar value from $955.8 million at June 30, 2008.  Recent activity by the federal government designed to stimulate the economy, combined with higher affordability resulting from lower home prices and interest rates, has improved demand during the second quarter of 2009 as measured by sales per active community, but the Company is unable to predict whether this trend is sustainable.  By using initiatives to lower construction and overhead costs, the Company will balance cash preservation with the objective of returning to profitability.  In addition, it will seek to replace communities that are closing out with new land parcels designed to generate higher target margins.  As long as an imbalance of housing supply and demand continues, the Company will remain focused on its liquidity and balance sheet while also seeking to optimize its operating performance and positioning itself for a return to a more favorable economic environment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2008.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC.  At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

The Company has a committee consisting of key officers, including the chief accounting officer and general counsel to ensure that its disclosure controls and procedures are effective at the reasonable assurance level.  These disclosure controls and procedures are designed such that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission and is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At December 31, 2008, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002.  No material weaknesses were identified.  The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2009, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

The Company is party to various other legal proceedings generally incidental to its businesses.  Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the results of operations, cash flows and/or financial condition of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors set forth in the Company’s most recent Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the three months ended June 30, 2009.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date.  At June 30, 2009, there was $142.3 million available for purchase in accordance with this authorization, or approximately 8.5 million shares, based on the Company’s stock price on that date.  This authorization does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 29, 2009. Proxies were solicited by the Company, pursuant to Regulation 14 under the Exchange Act, to elect directors of the Company for the ensuing year; to approve an amendment to The Ryland Group, Inc. Articles of Incorporation; to approve The Ryland Group, Inc. Shareholder Rights Plan; to consider proposals from The Nathan Cummings Foundation, employees of the City of New York and Amalgamated Bank LongView MidCap 400 Index (shareholders); and to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Proxies representing 35,824,283 shares of common stock eligible to vote at the meeting, or 83.6 percent of the 42,872,897 outstanding shares, were voted.

The eight incumbent directors nominated by the Company were re-elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
R. Chad Dreier	35,188,969	635,314
Leslie M. Frécon	35,512,135	312,148
Roland A. Hernandez	35,117,918	706,365
William L. Jews	34,122,553	1,701,730
Ned Mansour	35,663,738	160,545
Robert E. Mellor	34,622,660	1,201,623
Norman J. Metcalfe	35,071,653	752,630
Charlotte St. Martin	34,990,210	834,073

An amendment to The Ryland Group, Inc. Articles of Incorporation designed to preserve the value of certain tax assets associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code, was approved by 96.4 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
34,414,983	1,282,518	98,749

The Ryland Group, Inc. Shareholder Rights Plan, designed to preserve the value of certain tax assets associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code, was approved by 54.9 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
17,539,804	14,384,291	260,267

A proposal from The Nathan Cummings Foundation (a stockholder) requesting adoption of quantitative goals for reducing greenhouse gas emissions from the Company’s products and operations was not approved by 70.1 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
6,891,459	16,147,221	9,145,681

A proposal from certain retirement systems and pension funds of the employees of the City of New York (stockholders) requesting that the Board of Directors adopt a policy providing stockholders with the opportunity, at each annual stockholder meeting, to vote on an advisory resolution to ratify the compensation of the named executive officers in the Proxy Statement’s Summary Compensation Table was not approved by 55.5 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
11,470,922	14,331,764	6,381,676

A proposal from the Amalgamated Bank LongView MidCap 400 Index Fund (a stockholder) requesting that the Board of Directors adopt a policy covering future agreements for payments to senior executives in the event of a change in control, with any payments to be made only if an executive’s employment is terminated and with no accelerated vesting of unvested equity awards, was not approved by 60.8 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
12,409,938	19,266,803	507,620

The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, was approved by 99.7 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain
35,661,141	125,496	9,617

Item 6.  Exhibits

3.1	Articles of Amendment of The Ryland Group, Inc.
(Filed herewith)

4.1	Amendment to the Rights Agreement, dated as of May 18, 2009, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.
(Incorporated by reference from Form 8-K, filed May 22, 2009)

10.1	Credit Agreement, dated as of January 12, 2006, between The Ryland Group, Inc. and certain financial institutions
(Filed herewith)

10.2	Credit Agreement, dated as of January 24, 2008, between Ryland Mortgage Company and Guaranty Bank
(Filed herewith)

10.3	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc. and PCCP HC Kierland, LLC
(Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

August 4, 2009	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2009	By:	/s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

3.1	Articles of Amendment of The Ryland Group, Inc.
(Filed herewith)

4.1

Amendment to the Rights Agreement, dated as of May 18, 2009, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent. (Incorporated by reference from Form 8-K, filed May 22, 2009)

10.1	Credit Agreement, dated as of January 12, 2006, between The Ryland Group, Inc. and certain financial institutions (Filed herewith)

10.2	Credit Agreement, dated as of January 24, 2008, between Ryland Mortgage Company and Guaranty Bank (Filed herewith)

10.3	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc. and PCCP HC Kierland, LLC (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)