Form 10-Q
period 2009-09-30
RYLAND GROUP INC
filed 2009-11-05
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

             Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on November 4, 2009, was 43,820,855.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30	,	SEPTEMBER 30	,
(in thousands, except share data)	2009	2008	2009	2008
REVENUES
Homebuilding	$315,760	$526,236	$836,364	$1,398,119
Financial services	12,075	17,608	28,869	49,772
TOTAL REVENUES	327,835	543,844	865,233	1,447,891

EXPENSES
Cost of sales	321,104	537,555	902,765	1,468,698
(Earnings) loss from unconsolidated joint ventures	(167)	(82)	(230)	42,625
Selling, general and administrative	38,698	61,120	116,663	189,967
Financial services	12,693	11,631	29,954	31,722
Corporate	4,457	14,299	22,042	31,495
Interest	4,643	-	7,452	-
TOTAL EXPENSES	381,428	624,523	1,078,646	1,764,507

OTHER INCOME
Gain from marketable securities, net	1,502	-	1,738	-
Income related to early retirement of debt, net	-	-	10,573	-
TOTAL OTHER INCOME	1,502	-	12,311	-

Loss before taxes	(52,091)	(80,679)	(201,102)	(316,616)
Tax expense (benefit)	391	(14,961)	391	20,057
NET LOSS	$(52,482)	$(65,718)	$(201,493)	$(336,673)
NET LOSS PER COMMON SHARE
Basic	$(1.20)	$(1.54)	$(4.65)	$(7.94)
Diluted	(1.20)	(1.54)	(4.65)	(7.94)
AVERAGE COMMON SHARES OUTSTANDING
Basic	43,808,159	42,606,667	43,341,643	42,420,301
Diluted	43,808,159	42,606,667	43,341,643	42,420,301
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.12	$0.09	$0.36

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

The Ryland Group, Inc. and Subsidiaries

	SEPTEMBER 30	,	DECEMBER 31	,
(in thousands, except share data)	2009		2008
	(Unaudited	)
ASSETS
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$235,204		$389,686
Restricted cash	99,878		30,000
Marketable securities, available-for-sale	409,256		3,573
Total cash, cash equivalents and marketable securities	744,338		423,259
Housing inventories
Homes under construction	456,523		464,810
Land under development and improved lots	327,590		547,318
Inventory held-for-sale	68,728		68,971
Consolidated inventory not owned	4,369		15,218
Total housing inventories	857,210		1,096,317
Property, plant and equipment	27,833		41,558
Current taxes receivable, net	-		160,681
Other	107,123		140,019
TOTAL ASSETS	1,736,504		1,861,834

LIABILITIES
Accounts payable	107,572		73,464
Accrued and other liabilities	224,995		259,947
Debt	856,510		789,245
TOTAL LIABILITIES	1,189,077		1,122,656

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior Participating Preferred, none outstanding	-		-
Common stock, $1.00 par value:
Authorized—199,990,000 shares Issued—43,813,835 shares at September 30, 2009 (42,754,467 shares at December 31, 2008)	43,814		42,754
Retained earnings	495,861		679,317
Accumulated other comprehensive income	3,719		3,291
TOTAL STOCKHOLDERS’ EQUITY FOR THE RYLAND GROUP, INC.	543,394		725,362
NONCONTROLLING INTEREST	4,033		13,816
TOTAL EQUITY	547,427		739,178
TOTAL LIABILITIES AND EQUITY	$1,736,504		$1,861,834

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	NINE MONTHS ENDED
	SEPTEMBER 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(201,493)	$(336,673)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	17,787	30,716
Stock-based compensation expense	7,894	7,301
Gain on early extinguishment of debt, net	(10,573)	-
Gain on sale of marketable securities	(28)	-
Inventory and other asset impairments and write-offs	135,896	273,212
Deferred tax valuation allowance	77,696	140,512
Changes in assets and liabilities:
Decrease in inventories	93,971	158,728
Net change in other assets, payables and other liabilities	104,235	(100,422)
Excess tax benefits from stock-based compensation	(494)	(2,797)
Other operating activities, net	(1,245)	(836)
Net cash provided by operating activities	223,646	169,741

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,849)	(7,454)
Purchases of marketable securities, available-for-sale	(945,297)	(4,378)
Proceeds from sales and maturities of marketable securities, available-for-sale	538,235	10,124
Return of investment in marketable securities, available-for-sale	3,000	-
Other investing activities, net	83	27
Net cash used for investing activities	(405,828)	(1,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	225,414	-
Retirement of long-term debt	(88,239)	(50,000)
Net (repayments) borrowings against revolving credit facilities	(22,125)	8,812
Decrease in short-term borrowings	(18,283)	(13,745)
Common stock dividends	(3,939)	(15,339)
Issuance of common stock under stock-based compensation	4,256	6,409
Excess tax benefits from stock-based compensation	494	2,797
Increase in restricted cash	(69,878)	(14,927)
Net cash provided by (used for) financing activities	27,700	(75,993)
Net (decrease) increase in cash and cash equivalents	(154,482)	92,067
Cash and cash equivalents at beginning of period	389,686	223,950
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$235,204	$316,017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash refunds received for income taxes	$165,361	$18,776
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in debt related to common stock for senior debt exchange	$15,500	$-
Decrease in consolidated inventory not owned related to land options	(9,783)	(34,312)

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)

The Ryland Group, Inc. and Subsidiaries

			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME [1]	EQUITY
BALANCE AT DECEMBER 31, 2008	$42,754	$679,317	$3,291	$725,362
Comprehensive loss:
Net loss		(201,493)		(201,493)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to
cash flow hedging instruments and
available-for-sale securities,
net of taxes of $265			428	428
Total comprehensive loss				(201,065)
Common stock dividends (per share $0.09)		(3,974)		(3,974)
Common stock issued in stock for
senior debt exchange	729	14,548		15,277
Stock-based compensation and related
income tax benefit	331	7,463		7,794
BALANCE AT SEPTEMBER 30, 2009	$43,814	$495,861	$3,719	$543,394
NONCONTROLLING INTEREST [2]				4,033
BALANCE AT SEPTEMBER 30, 2009	$43,814	$495,861	$3,719	$547,427

See Notes to Consolidated Financial Statements.

[1]

At September 30, 2009, the balance in “Accumulated other comprehensive income” was comprised of an unrealized gain of $2.7 million related to cash flow hedging instruments (treasury locks), in addition to net unrealized gains of $987,000 related to the Company’s marketable securities, available-for-sale, net of taxes of $1.7 million and $610,000, respectively. (See discussion of the Company’s treasury locks in Note D, “Derivative Instruments,” in the 2008 Annual Report on Form 10-K. See Note 6, “Marketable Securites, Available-for-Sale.”)

[2]

Noncontrolling interest is associated with the consolidation of joint ventures and option contracts in accordance with ASC 810. See Note 8, “Variable Interest Entities (“VIE”),” and Note 9, “Investments in Joint Ventures.”

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”).  Noncontrolling interest represents the selling entities’ ownership interest in land and lot option purchase contracts and the other partners’ equity in consolidated joint ventures.  (See Note 8, “Variable Interest Entities (“VIE”),” and Note 9, “Investments in Joint Ventures.”)  Intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the 2009 presentation.  See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2008 Annual Report on Form 10-K for a description of its accounting policies.

The Consolidated Balance Sheet at September 30, 2009, and the Consolidated Statements of Earnings for the three- and nine-month periods ended September 30, 2009 and 2008, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 and 2008, have been prepared by the Company without audit.  In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2009, and for all periods presented, have been made.  Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the operating results expected for the year ended December 31, 2009.

Note 2.  Comprehensive Losses

Comprehensive losses consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive losses totaled $51.5 million and $65.9 million for the three-month periods ended September 30, 2009 and 2008, respectively.  Comprehensive losses totaled $201.1 million and $337.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Note 3.  Cash, Cash Equivalents and Restricted Cash

At September 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of $235.2 million and $389.7 million, respectively.  The Company considers all highly liquid short-term investments and cash held in escrow accounts to be cash equivalents.

At September 30, 2009 and December 31, 2008, the Company had restricted cash of $99.9 million and $30.0 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit.  Cash restricted under these agreements totaled $99.0 million and $28.5 million at September 30, 2009 and December 31, 2008, respectively.  In addition, Ryland Mortgage Company and its subsidiaries (“RMC”) had restricted cash for funds held in trust for third parties of $923,000 and $1.5 million at September 30, 2009 and December 31, 2008, respectively.

Note 4.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm.  As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding divisions across the country.  The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate.  The Company’s homebuilding operations consist of four regional reporting segments, referred to as North, Southeast, Texas and West.  The homebuilding segments specialize in the sale and construction of single-family attached and detached housing.  Its financial services segment includes RMC, RHIC, LPS Holdings Corporation and its subsidiaries (“LPS”), and Columbia National

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Risk Retention Group, Inc. (“CNRRG”).  The Company’s financial services segment provides loan origination and offers mortgage, title, escrow and insurance services.  Corporate is a nonoperating business segment with the sole purpose of supporting operations.  In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, while certain assets and liabilities relating to employee benefit plans are also attributed to the segments.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk.  The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30		,	SEPTEMBER 30		,
(in thousands)	2009	2008		2009	2008
REVENUES
Homebuilding
North	$113,835	$184,000		$297,951	$473,154
Southeast	81,922	155,241		214,255	420,614
Texas	79,185	106,487		221,805	286,567
West	40,818	80,508		102,353	217,784
Financial services	12,075	17,608		28,869	49,772
Total	$327,835	$543,844		$865,233	$1,447,891
LOSS BEFORE TAXES
Homebuilding
North	$(9,924)	$(35,734)		$(59,648)	$(121,970)
Southeast	(33,004)	(4,321)		(87,258)	(64,308)
Texas	(1,770)	(14,917)		(5,021)	(18,747)
West	(3,820)	(17,385)		(38,359)	(98,146)
Financial services	(618)	5,977		(1,085)	18,050
Corporate and unallocated	(2,955)	(14,299)		(9,731)	(31,495)
Total	$(52,091)	$(80,679)		$(201,102)	$(316,616)

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30		,	SEPTEMBER 30		,
(in thousands, except share data)	2009	2008		2009	2008
NUMERATOR
Net loss	$(52,482)	$(65,718)		$(201,493)	$(336,673)

DENOMINATOR
Basic earnings per share—weighted-average shares	43,808,159	42,606,667		43,341,643	42,420,301
Effect of dilutive securities	-	-		-	-
Diluted earnings per share—adjusted weighted-average shares and assumed conversions	43,808,159	42,606,667		43,341,643	42,420,301
NET LOSS PER COMMON SHARE
Basic	$(1.20)	$(1.54)		$(4.65)	$(7.94)
Diluted	(1.20)	(1.54)		(4.65)	(7.94)

For the three and nine months ended September 30, 2009 and 2008, the effect of outstanding restricted stock units and stock options was not included in the diluted earnings per share calculation as it would have been antidilutive due to the Company’s net loss for the respective periods.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 6.  Marketable Securities, Available-for-sale

The Company’s investment portfolio includes U.S. Treasury securities; government and government agency securities; corporate debt securities; mortgage-backed securities; municipal securities; time deposits; and short-term pooled investments.  These investments are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale as defined in FASB Accounting Standards Codification (“ASC”) No. 320, (“ASC 320”), “Investments—Debt and Equity Securities,” (formerly Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”) Accordingly, these investments are recorded at fair value. The cost of securities sold is based on an average-cost basis.  Unrealized gains and losses on these investments are included in “Accumulated other comprehensive income,” net of tax, within the Consolidated Balance Sheets.

For the three- and nine-month periods ended September 30, 2009, net realized earnings totaled $1.5 million and $1.7 million, respectively, and were recorded in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

The fair values of available-for-sale investments by type of security and contractual maturity as of September 30, 2009, are as follows:

	SEPTEMBER 30, 2009
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$26,504	$137	$-	$26,641
Obligations of U.S. government agencies	160,334	282	(93)	160,523
Corporate debt securities issued under the
FDIC Temporary Liquidity Guarantee Program	65,621	218	(1)	65,838
Corporate debt securities	68,764	455	(23)	69,196
Mortgage-backed securities	69,147	622	-	69,769
Total debt securities	390,370	1,714	(117)	391,967
Time deposits	9,115	-	-	9,115
Short-term pooled investments	8,174	-	-	8,174
Total marketable securities, available-for-sale	$407,659	$1,714	$(117)	$409,256
Contractual maturity:
Maturing in one year or less				$37,701
Maturing after one year through three years				284,926
Maturing after three years				69,340
Total debt securities				391,967
Time deposits and short-term pooled investments				17,289
Total marketable securities, available-for-sale				$409,256

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

As required by ASC No. 360 (“ASC 360”), “Property, Plant and Equipment,” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”) inventory is reviewed for potential write-downs on an ongoing basis.  ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows indicate that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of the asset is less than its carrying amount.  The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that the indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees and warranty, closing, carrying, selling, overhead and any other related costs or similar assets to determine if the realizable value of the assets held are less than their respective carrying amounts.  In order to determine the assumed sales prices included in cash flow models, the Company analyzes the historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities.  In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area.  In order to estimate costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with vendors, adjusted for any anticipated cost reduction initiatives or increases.  The Company’s analysis of these communities generally assumes current pricing equal to current sales orders for particular or comparable communities.  For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years.  Once impaired, the Company’s determination of fair value and new cost basis is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets.  Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk.  Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to additional impairment charges in the future.

Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  At September 30, 2009 and December 31, 2008, valuation reserves related to impaired inventories amounted to $484.5 million and $445.2 million, respectively.  The net carrying values of the related inventories amounted to $375.7 million and $378.6 million at September 30, 2009 and December 31, 2008, respectively. Inventory costs

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

include direct costs of land and land development; material acquisition; and home construction expenses.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.  (See “Homebuilding Overview” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Interest and taxes are capitalized during the land development and construction stages.  Capitalized interest is amortized as the related inventories are delivered to homebuyers.  The following table is a summary of capitalized interest:

(in thousands)	2009	2008
Capitalized interest at January 1	$105,010	$119,267
Interest capitalized	31,862	35,547
Interest amortized to cost of sales	(33,237)	(30,495)
Capitalized interest at September 30	$103,635	$124,319

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	SEPTEMBER 30, 2009			DECEMBER 31, 2008
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	3,960	2,048	6,008	4,381	2,755	7,136
Southeast	7,085	754	7,839	7,969	749	8,718
Texas	4,099	793	4,892	4,833	440	5,273
West	1,610	372	1,982	2,056	372	2,428
Total	16,754	3,967	20,721	19,239	4,316	23,555

Note 8.  Variable Interest Entities (“VIE”)

As required by ASC No. 810 Consolidation (“ASC 810”), (formerly Interpretation No. 46 (“FIN 46, as amended”), “Consolidation of Variable Interest Entities,”) a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities and/or entitled to receive a majority of the VIE’s residual returns.  ASC 810 also requires disclosures about VIEs that the Company is not obligated to consolidate but in which it has a significant, though not primary, variable interest.

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes.  Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices.  In accordance with the requirements of ASC 810, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of ASC 810, the Company consolidated $4.4 million of inventory not owned at September 30, 2009, $4.3 million of which pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and $42,000 of which pertained to one of its homebuilding joint ventures.  (See Note 9, “Investments in Joint Ventures.”)  While the Company may not have had legal title to the optioned land or guaranteed the seller’s debt associated with that property, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. Additionally, to reflect the fair value of the inventory consolidated under ASC 810, the Company eliminated $536,000 of its related cash deposits for lot option purchase contracts, which are included in “Consolidated inventory not owned” within the

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Consolidated Balance Sheets.  Noncontrolling interest totaling $3.8 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs.  The Company had cash deposits and letters of credit totaling $536,000 relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss at September 30, 2009.  Creditors of these VIEs, if any, have no recourse against the Company.  At September 30, 2009, the Company had cash deposits and/or letters of credit totaling $16.7 million that were associated with lot option purchase contracts having an aggregate purchase price of $171.3 million and related to VIEs in which it did not have a primary variable interest.

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

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	SEPTEMBER 30, 2009			DECEMBER 31, 2008
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	578	-	578	578	-	578
Southeast	-	-	-	-	-	-
Texas	115	-	115	145	-	145
West	166	1,209	1,375	166	1,209	1,375
Total	859	1,209	2,068	889	1,209	2,098

At September 30, 2009 and December 31, 2008, the Company’s investments in its unconsolidated joint ventures totaled $13.6 million and $12.5 million, respectively, and were classified in the Consolidated Balance Sheets under “Other” assets.  For the three months ended September 30, 2009, the Company’s equity in earnings from unconsolidated joint ventures totaled $167,000, compared to $82,000 for the same period in 2008.  For the nine months ended September 30, 2009, the Company’s equity in earnings from unconsolidated joint ventures totaled $230,000, compared to equity in losses of $42.6 million for the nine months ended September 30, 2008.  This increase was primarily due to fewer impairment charges taken during the nine-month period ended September 30, 2009, versus the same period in 2008.

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

At September 30, 2009, one of the joint ventures in which the Company participates was consolidated in accordance with the provisions of ASC 810, as the Company was determined to have the primary variable interest in this entity.  In association with this consolidated joint venture, the Company eliminates any pretax earnings or losses if any sales are made by the joint venture to the Company.  The Company did not record any pretax earnings or losses for the three and nine months ended September 30, 2009 and 2008, respectively, in association with this consolidated joint venture.  At September 30, 2009, the Company consolidated approximately $43,000 of assets, which included $42,000 of consolidated inventory not owned, $2,000 of total liabilities and approximately $242,000 of noncontrolling interest.  Total assets of approximately $810,000, including $799,000 of consolidated inventory not owned, $968,000 of total liabilities and approximately $242,000 of noncontrolling interest, were consolidated at December 31, 2008.

Note 10.  Debt

Debt consisted of the following at September 30, 2009 and December 31, 2008:

	SEPTEMBER 30,	DECEMBER 31,
(in thousands)	2009	2008
Senior notes
5.4 percent senior notes due May 2012	$207,071	$250,000
6.9 percent senior notes due June 2013	215,152	250,000
5.4 percent senior notes due January 2015	205,552	246,000
8.4 percent senior notes due May 2017	230,000	-
Total senior notes	857,775	746,000
Debt discount	(5,256)	(1,154)
Senior notes, net	852,519	744,846
Secured notes payable	3,991	22,274
RMC repurchase facility	-	22,125
Total debt	$856,510	$789,245

During the second quarter of 2009, the Company issued a $230.0 million aggregate principal amount of 8.4 percent senior notes due May 2017.  The Company received net proceeds of $225.4 million from this offering and expects to use these proceeds for the retirement of near-term debt and for general corporate purposes.  The Company will pay interest on the notes on May 15 and November 15 of each year, commencing on November 15, 2009.  The notes will mature on May 15, 2017, and are redeemable, at stated redemption prices, in whole or in part, at any time.

During the second quarter of 2009, the Company terminated its unsecured revolving credit facility.  The termination of the credit facility during the second quarter ended June 30, 2009, resulted in an expense of $1.7 million, which represented a write-off of unamortized debt costs.  During the first quarter of 2009, the Company modified its unsecured revolving credit facility resulting in a $1.8 million expense, which represented a pro rata portion of the unamortized debt costs related to this facility.  These expenses are included in “Income related to early retirement of debt, net” within the Consolidated Statements of Earnings.

In addition, during the second quarter of 2009, the Company repurchased $55.1 million of its senior notes for $52.3 million in cash in the open market, resulting in a net gain of $2.5 million.  There were no debt repurchases in the third quarter of 2009.  For the nine-month period ended September 30, 2009, the Company’s debt repurchases of its senior notes totaled $102.7 million in the open market, for which it paid $88.2 million, resulting in a net gain of $13.9 million.  The gains resulting from these debt repurchases are included in “Income related to early retirement of debt, net” within the Consolidated Statements of Earnings.

The Company entered into privately negotiated agreements with a holder of its 5.4 percent senior notes due January 2015 (the “Notes”), pursuant to which the Company agreed to exchange shares of its common stock (the “Common Stock”), par value $1.00 per share, for the Notes during the second quarter of 2009.  There were no shares of common stock exchanged during the third quarter of 2009.  For the nine-month period ended September

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

30, 2009, the Company issued an aggregate of 729,000 shares of its Common Stock in exchange for $15.5 million in aggregate principal amount of the Notes.  The Company recognized a net gain of $118,000 related to these debt exchanges, which is included in “Income related to early retirement of debt, net” within the Consolidated Statements of Earnings.

At September 30, 2009, the Company had outstanding (a) $207.1 million of 5.4 percent senior notes due May 2012; (b) $215.2 million of 6.9 percent senior notes due June 2013; (c) $205.6 million of 5.4 percent senior notes due January 2015; and (d) $230.0 million of 8.4 percent senior notes due May 2017.  Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  The Company was in compliance with these covenants at September 30, 2009.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At September 30, 2009 and December 31, 2008, outstanding seller-financed nonrecourse notes payable were $4.0 million and $22.3 million, respectively.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements, which require it to maintain cash deposits for outstanding letters of credit.  A total of $88.3 million in letters of credit were outstanding under these agreements at September 30, 2009.

In January 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank.  The RMC Repurchase Facility became effective January 15, 2009, and replaced the RMC credit agreement that expired in January 2009.  The agreement contains an initial interest rate of LIBOR plus a margin of 1.75 percent, subject to a LIBOR floor of 2.0 percent.  The RMC Repurchase Facility contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain a minimum net worth and certain financial ratios.  The Company was in compliance with these covenants, and there were no outstanding borrowings against this facility at September 30, 2009.  At December 31, 2008, the Company’s total borrowings against the previous facility totaled $22.1 million.

During the third quarter of 2009, the banking operations of Guaranty Bank, administrator and participant in the RMC Repurchase Facility, were assumed by Compass Bank under an agreement with the Federal Deposit Insurance Corporation (“FDIC”).  Subsequent to the assumption, the RMC Repurchase Facility remains active and operationally unchanged, with Compass Bank performing duties previously performed by Guaranty Bank.  The Company does not expect any interruption in availability of this facility through its expiration on January 15, 2010.

Note 11.  Fair Values of Financial and Non-financial Instruments

Financial Instruments

Fair values of financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques.  Estimated fair values are significantly affected by the assumptions used.  As required by ASC No. 820 (“ASC 820”), “Fair Value Measurements and Disclosures,” (formerly SFAS 157, “Fair-Value Measurements”), fair-value measurements of financial instruments are categorized as level 1, level 2 or level 3, based on the type of inputs used in estimating fair value.

Fair values determined to be level 3 include the use of internal assumptions, estimates or models.  Valuations of these items are therefore sensitive to the assumptions used.  Fair values represent the Company’s best estimates as of September 30, 2009, based on existing conditions and available information at the issuance date of these financial statements.  Subsequent changes in conditions or available information may change assumptions and estimates, as outlined in more detail within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The following table sets forth information regarding the Company’s fair-value measurement methods and values for financial instruments:

	SEPTEMBER 30, 2009
		FAIR VALUE
(in thousands)	LOWER OF COST OR MARKET [1]	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	VALUATION UTILIZES OBSERVABLE INPUTS (LEVEL 2)	VALUATION UTILIZES UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL
Marketable securities, available-for-sale	$-	$185,838	$223,418	$-	$409,256
Mortgage loans held-for-sale	99	-	2,538	-	2,637
Mortgage interest rate lock commitments (“IRLCs”)	-	-	-	5,853	5,853
Forward-delivery contracts	-	-	(1,644)	-	(1,644)

[1] Loans originated prior to January 1, 2008.

At September 30, 2009, the Company had $409.3 million of marketable securities, available-for-sale, which were comprised of U.S. Treasury securities; obligations of U.S. government agencies and FDIC-guaranteed bank debt; corporate debt securities; mortgage-backed securities; other short-term interest-bearing securities, including money market funds; and publicly traded equity investments. U.S. Treasury securities, money market funds and publicly traded equity investments are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in level 1. Obligations of U.S. government agencies and FDIC-guaranteed bank debt, corporate debt securities, mortgage-backed securities and other short-term interest-bearing securities are valued using quoted market prices of recent transactions or by being benchmarked to transactions of very similar securities. Accordingly, these securities are categorized in level 2.  (See Note 6, “Marketable Securities, Available-for-sale.”)

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (level 2).  As of September 30, 2009, contractual principal amounts of loans held-for-sale totaled $2.7 million.  IRLCs are valued at their aggregate market price premium or deficit, plus servicing premium, multiplied by the projected close ratio (level 3).  The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level.  Mortgage loans held-for-sale and IRLCs are included in “Other” assets within the Consolidated Balance Sheets and forward delivery contracts are included in “Accrued and other liabilities” within the Consolidated Balance Sheets.

For the three-month period ended September 30, 2009, the Company recorded a decrease of $979,000 in the value of servicing rights that related to the measurement of written loan commitments, compared to an increase of $1.2 million for the same period in 2008, in accordance with Topic 5DD (formerly Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings”).  The Company recorded increases in the value of servicing rights related to the measurement of written loan commitments that totaled $1.1 million and $4.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively.  These changes were included in “Financial services” revenues within the Consolidated Statements of Earnings. Increases or decreases are primarily due to the fluctuations in the number, type and amount of loans in the Company’s locked loan pipeline.

The Company adopted, on a prospective basis, the provisions as required by ASC No. 825 (“ASC 825”), “Financial Instruments,” (formerly SFAS 159, “The Fair-Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”), for mortgage loans held-for-sale, effective January 1, 2008.  Accordingly, mortgage loans held-for-sale that originated subsequent to January 1, 2008, are measured at fair value.  Loans originated prior to that date are held at the lower of cost or market on an aggregate basis, in accordance with ASC No. 948 (“ASC 948”), “Financial Services—Mortgage Banking,” (formerly SFAS 65, “Accounting for Certain Mortgage Banking Activities”).  The measurement at fair value of mortgage loans held-

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

for-sale improves the consistency of loan valuation between the date of borrower lock and the date of loan sale.  As of September 30, 2009, the difference between the aggregate fair value and the aggregate unpaid principal balance for loans measured at fair value was $57,000.  Consequently, this amount has been recognized as a gain in current earnings, which is included in revenues in “Financial services” within the Consolidated Statements of Earnings.  At September 30, 2009, the Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $343,000 and an aggregate unpaid principal balance of $445,000.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could have a material impact on the value of these items.

The following table represents a reconciliation of changes in fair values of level 3 items included in revenues in “Financial services” within the Consolidated Statements of Earnings:

(in thousands)	IRLCs
Fair value at January 1, 2009	$2,175
Additions	14,313
Gain recognized on conversion to loans	(10,927)
Change in valuation of items held	292
Fair value at September 30, 2009	$5,853

Non-financial Instruments

As of January 1, 2009, the Company adopted provisions as required by ASC 820 for its non-financial instruments on a nonrecurring basis.  These non-financial homebuilding assets are those assets for which the Company recorded valuation adjustments during the first nine months of 2009.  See Note 7, “Housing Inventories” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the valuation of the Company’s non-financial assets.

The following table summarizes the fair-value measurements of its non-financial assets at September 30, 2009:

			IMPAIRMENTS
			FOR THE NINE
	FAIR VALUE	FAIR VALUE AT	MONTHS ENDED
(in thousands)	HEIRARCHY	SEPTEMBER 30, 2009	SEPTEMBER 30, 2009 [1]
Inventory held-and-used [2]	Level 3	$127,420	$129,032
Inventory held-for-sale [3]	Level 3	4,801	5,208
Other assets held-for-sale [4]	Level 3	1,750	108
Investments in unconsolidated joint ventures	Level 3	2,125	125
Total		$136,096	$134,473

[1]

Amounts represent the fair values for communities where the Company recognized noncash inventory charges during the period, as of the date that the fair value measurements were made. The carrying value for those communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

[2]

In accordance with ASC 330, inventory held-and-used with a carrying value of $256.4 million was written down to its fair value of $127.4 million at September 30, 2009. The write-down resulted in total impairments of $129.0 million for the nine months ended September 30, 2009.

[3]

 In accordance with ASC 330, inventory held-for-sale with a carrying value of $10.0 million was written down to its fair value of $4.8 million at September 30, 2009. The write-down resulted in total impairments of $5.2 million for the nine months ended September 30, 2009.

[4]

In accordance with ASC 330, other assets held-for-sale with a carrying value of $1.9 million was written down to its fair value of $1.8 million at September 30, 2009. The write-down resulted in total impairments of $108,000 for the nine months ended September 30, 2009.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 12.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement.  In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees.  Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits.  The trusts are owners and beneficiaries of such contracts.  The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized.  At September 30, 2009 and December 31, 2008, the cash surrender values of these contracts were $22.4 million and $23.8 million, respectively, and are included in “Other” assets.  The net periodic benefit income of these plans for the three months ended September 30, 2009, was $702,000 and included service costs of $667,000, interest costs of $490,000 and investment gains of $1.9 million.  The net periodic benefit cost of these plans for the three months ended September 30, 2008, was $3.6 million and included service costs of $1.2 million, interest costs of $537,000 and investment losses of $1.8 million.  The net periodic benefit cost of these plans for the nine months ended September 30, 2009, was $961,000 and included service costs of $1.7 million, interest costs of $1.3 million and investment gains of $2.0 million.  The net periodic benefit cost of these plans for the nine months ended September 30, 2008, was $8.2 million and included service costs of $2.9 million, interest costs of $1.3 million and investment losses of $4.0 million. As a result of the retirement of the Company’s former CEO in May 2009, vested benefits totaling $8.2 million were distributed at that time, and an additional $16.4 million will be distributed in November 2009, in accordance with these plans.  The $24.5 million and $29.7 million projected benefit obligations at September 30, 2009 and December 31, 2008, respectively, were equal to the net liability recognized in the balance sheet at those dates.  The weighted-average discount rate used for the plans was 7.9 percent and 7.8 percent for the nine-month periods ended September 30, 2009 and 2008, respectively.

Note 13.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses.  They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to future years having taxable income.  Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that, more likely than not, some portion of the deferred tax asset will not be realized.  This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives.  The Company generated additional deferred tax assets in 2009 and 2008 due to inventory impairments and the expiration of net operating loss carrybacks.  In light of these additional impairments, the continued downturn in the housing market and the uncertainty as to its duration, which limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required.  Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes” (formerly SFAS 109, “Accounting for Income Taxes”), the Company recorded a valuation allowance totaling $20.7 million against its deferred tax assets during the quarter ended September 30, 2009.  The balance of the deferred tax valuation allowance was $296.6 million as of September 30, 2009.  For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 15 years, depending on the taxing jurisdiction. To the extent that the Company generates sufficient taxable income in the future to utilize tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

For the third quarter ended September 30, 2009, the Company reversed a net $1.4 million of state unrecognized tax benefits and accrued interest primarily due to the expiration of time to assess tax.  As of September 30, 2009, tax years 2005 through 2008 remain subject to examination.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

As a result of its noncash tax charges, the Company’s effective income tax rate was 0.8 percent for the third quarter of 2009, compared to an effective tax benefit rate of 18.5 percent for the same period in 2008.  The change in the tax rate for 2009, compared to 2008, was primarily due to a $20.7 million noncash tax charge that related to the Company’s allowance for its deferred tax assets.

Note 14.  Stock-Based Compensation

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the Company’s plans, all of which were approved by its stockholders.  Refer to Note I, “Stock-Based Compensation,” in the Company’s 2008 Annual Report on Form 10-K for more information regarding its stock plans.

The Company recorded $2.4 million and $3.2 million of stock-based compensation expense for the three months ended September 30, 2009 and 2008, respectively.  Stock-based compensation expense for the nine months ended September 30, 2009 and 2008, was $7.9 million and $7.3 million, respectively.  Stock-based compensation expenses have been allocated to the Company’s business units and are reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

ASC No. 718 (“ASC 718”), “Compensation—Stock Compensation”, (formerly Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment”) requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options (“excess tax benefits”) to be classified as financing cash flows.  Excess tax benefits of $494,000 and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively, have been classified as financing cash inflows within the Consolidated Statements of Cash Flows.

The Ryland Group, Inc. 2008 Equity Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees.  At September 30, 2009 and December 31, 2008, stock options, or other awards or units available for grant under the Plan and its predecessor plans, totaled 1,861,886 and 2,446,606, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s plans as of September 30, 2009 and 2008, and changes for the nine-month periods then ended follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2008	4,034,166	$35.44	4.3
Granted	403,000	33.00
Exercised	(431,720)	8.75
Forfeited	(292,878)	46.97
Options outstanding at September 30, 2008	3,712,568	$37.37	3.9	$14,384
Available for future grant	2,600,939
Total shares reserved at September 30, 2008	6,313,507
Options exercisable at September 30, 2008	2,838,158	$36.33	3.9	$14,360
Options outstanding at January 1, 2009	3,654,901	$37.97	3.8
Granted	482,000	14.22
Exercised	(166,010)	6.08
Forfeited	(175,423)	42.53
Options outstanding at September 30, 2009	3,795,468	$36.14	3.4	$7,026
Available for future grant	1,907,861
Total shares reserved at September 30, 2009	5,703,329
Options exercisable at September 30, 2009	2,836,070	$39.82	3.2	$3,861

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

The following table presents the weighted-average inputs used and fair values determined for stock options granted during the nine-month periods ended September 30, 2009 and 2008:

	2009	2008
Expected volatility	49.0%	43.7%
Expected dividend yield	0.9%	1.5%
Expected term (in years)	3.5	3.8
Risk-free rate	1.7%	2.8%
Weighted-average grant-date fair value	$5.01	$10.80

The Company recorded stock-based compensation expense related to stock options of $834,000 and $641,000 for the three-month periods ended September 30, 2009 and 2008, respectively.  Stock-based compensation expense related to stock options was $3.0 million and $3.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

During the three- and nine-month periods ended September 30, 2009, the total intrinsic values of stock options exercised were $82,000 and $1.8 million, respectively.  The total intrinsic values of stock options exercised for the three- and nine-month periods ended September 30, 2008, were $2.2 million and $8.4 million, respectively.  The

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company has made several restricted stock unit awards to senior executives under the Plan and its predecessor plans.  Compensation expense recognized for such awards totaled $1.5 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively.   The Company recorded expense related to restricted stock awards of $4.5 million and $3.7 million for the nine months ended September 30, 2009 and 2008, respectively.

The following is a summary of activity relating to restricted stock unit awards:

	2009	2008
Restricted stock units at January 1	480,002	242,000
Shares awarded	416,482	340,000
Shares vested	(196,672)	(81,331)
Shares forfeited	(80,000)	(50,667)
Restricted stock units at September 30	619,812	450,002

At September 30, 2009, the outstanding restricted stock units will vest as follows:  2009—10,000; 2010—235,496; 2011—235,488; and 2012—138,828.

The Company has granted stock awards to its non-employee directors pursuant to the terms of The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”).  The Company recorded stock-based compensation expense related to Director Plan stock awards in the amount of $151,000 and $329,000 during the three- and nine-month periods ended September 30, 2009, respectively.  Stock-based compensation expense related to Director Plan stock awards was $200,000 and $487,000 for the three- and nine-month periods ended September 30, 2008, respectively.  At September 30, 2009 and December 31, 2008, stock options, or other awards or units available for grant under the Director Plan, totaled 45,975 and 72,000, respectively.

Note 15.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations.  At September 30, 2009 and December 31, 2008, it had cash deposits and letters of credit outstanding that totaled $24.2 million and $31.0 million, respectively, for land options pertaining to land purchase contracts with aggregate purchase prices of $232.1 million and $276.5 million, respectively.  At September 30, 2009, the Company had no commitments with respect to option contracts having specific performance provisions, compared to $5.7 million at December 31, 2008.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations.  At September 30, 2009, total development bonds were $153.0 million, while performance-related cash deposits and letters of credit were $31.3 million.  Total development bonds were $199.0 million, and performance-related cash deposits and letters of credit were $54.3 million at December 31, 2008.  In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

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

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

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

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  The Company had outstanding IRLCs totaling $241.7 million and $88.8 million at September 30, 2009 and December 31, 2008, respectively.  Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans.  In general, this obligation arises if the losses are due to origination errors made by RMC; if the borrower does not make their first payment; or if there is undiscovered fraud on the part of the borrower.  Reserves for losses related to future indemnification or for the repurchase of sold and held loans were $14.5 million and $5.4 million at September 30, 2009 and December 31, 2008, respectively.  Aggregate indemnification and repurchase expenses were $6.1 million and $2.7 million for the three months ended September 30, 2009 and 2008, respectively.  Aggregate indemnification and repurchase expenses were $10.8 million and $3.7 million for the nine months ended September 30, 2009 and 2008, respectively.  Reserves are determined based on an internal model that considers the Company’s portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as historical loss payment patterns used to develop ultimate loss projections.  Results are adjusted for changes in foreclosure and loss trends.  Recorded reserves represent the Company’s best estimate of current and future unpaid losses incurred as of September 30, 2009, based on existing conditions and available information at the issuance date of the financial statements.  Subsequent changes in conditions or available information may change assumptions and estimates.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2009	2008
Balance at January 1	$29,777	$36,557
Warranties issued	2,600	5,205
Changes in liability for accruals related to pre-existing warranties	999	(166)
Settlements made	(7,420)	(10,049)
Balance at September 30	$25,956	$31,547

Warranty reserves as of September 30, 2009, include provisions for warranty issues relating to drywall manufactured in China that was purchased and installed by some of the Company’s subcontractors. As of September 30, 2009, the Company has identified 68 homes delivered in six communities that are confirmed to have damage resulting from this defective drywall.  Remaining costs to complete the repair of these homes are currently estimated between $3.5 million and $4.5 million.  Based on its efforts to date, the Company has not identified any defective drywall from China used in homes delivered by the Company outside of these communities.  The Company is continuing its investigation of homes it delivered in these communities during the

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

relevant time period in order to determine whether there are additional homes, or costs, relating to this issue.  The outcome of the Company’s inspections might require it to increase its warranty reserves in the future.

The Company requires its subcontractors to have general liability insurance, which includes construction defect coverage, and workers’ compensation.  RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008.  RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves as collectability of claims against subcontractors enrolled in the RHIC program is generally higher.  At September 30, 2009 and December 31, 2008, RHIC had $26.6 million and $28.3 million in subcontractor product liability reserves, respectively, which are included in “Accrued and other liabilities” within the Consolidated Balance Sheet.

Changes in RHIC’s insurance reserves during the period were as follows:

(in thousands)	2009	2008
Balance at January 1	$28,333	$28,293
Insurance expense provisions	-	1,574
Loss expenses paid	(1,699)	(468)
Balance at September 30	$26,634	$29,399

The Company is party to various legal proceedings generally incidental to its businesses.  Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims.  The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims.  The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies.  Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates.  The Company believes that adequate provisions for the resolution of all known claims and pending litigation has been made for probable losses.  At September 30, 2009 and December 31, 2008, the Company had legal reserves of $14.2 million and $15.2 million, respectively.  (See “Part II., Item 1., Legal Proceedings.”)

Note 16.  New Accounting Pronouncements

ASC 105

In June 2009, the FASB issued guidance as required by ASC No. 105 (“ASC 105”), “Generally Accepted Accounting Principles,” (formerly SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162”).  ASC 105 establishes the FASB Accounting Standards Codification as the recognized source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements to be used in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the provision of ASC 105 as of September 30, 2009 and it did not have a material impact on the Company’s financial condition and results of operations.

ASC 810

In June 2009, the FASB issued guidance as required by ASC No. 810 (“ASC 810”), “Consolidation,” (formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)”).  ASC 810 revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature.  It also requires companies to more frequently reassess whether they must consolidate a VIE.  ASC 810 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is currently evaluating the potential impact of adopting these provisions of ASC 810 on its financial condition and results of operations.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

ASC 825

In April 2009, the FASB issued ASC No. 825 (“ASC 825”), “Financial Instruments,” (formerly FASB Staff Position No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  ASC 825 requires fair value disclosures in interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments.  ASC 825 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted these provisions under ASC 825 effective September 30, 2009, and it did not have a material impact on its financial condition and results of operations.

ASC 860

In June 2009, the FASB issued guidance as required by ASC No. 860 (“ASC 860”), “Transfers and Servicing,” (formerly SFAS 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”).  ASC 860, which modifies and clarifies certain recognition and disclosure concepts, is effective at the beginning of a company’s first fiscal year beginning after November 15, 2009.  The Company is evaluating the potential effect of the provisions of ASC 860 on its consolidated financial statements.

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

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2009
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$174,486	$141,509	$12,075	$(235)	$327,835

EXPENSES
Corporate, general and administrative and interest	213,499	155,471	12,693	(235)	381,428
TOTAL EXPENSES	213,499	155,471	12,693	(235)	381,428
OTHER INCOME	1,502	-	-	-	1,502
Loss before taxes	(37,511)	(13,962)	(618)	-	(52,091)
Tax expense	391	-	-	-	391
Equity in net loss of subsidiaries	(14,580)	-	-	14,580	-
NET LOSS	$(52,482)	$(13,962)	$(618)	$14,580	$(52,482)

(in thousands)	NINE MONTHS ENDED SEPTEMBER 30, 2009
REVENUES	$465,622	$375,949	$28,869	$(5,207)	$865,233

EXPENSES
Corporate, general and administrative and interest	621,269	432,630	29,954	(5,207)	1,078,646
TOTAL EXPENSES	621,269	432,630	29,954	(5,207)	1,078,646
OTHER INCOME	12,311	-	-	-	12,311
Loss before taxes	(143,336)	(56,681)	(1,085)	-	(201,102)
Tax expense	391	-	-	-	391
Equity in net loss of subsidiaries	(57,766)	-	-	57,766	-
NET LOSS	$(201,493)	$(56,681)	$(1,085)	$57,766	$(201,493)

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2008
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$326,370	$207,700	$17,608	$(7,834)	$543,844

EXPENSES
Corporate, general and administrative	375,235	245,491	11,631	(7,834)	624,523
TOTAL EXPENSES	375,235	245,491	11,631	(7,834)	624,523

Earnings (loss) before taxes	(48,865)	(37,791)	5,977	-	(80,679)
Tax expense (benefit)	(11,497)	(5,779)	2,315	-	(14,961)
Equity in net earnings (loss) of
subsidiaries	(28,350)	-	-	28,350	-
NET EARNINGS (LOSS)	$(65,718)	$(32,012)	$3,662	$28,350	$(65,718)

(in thousands)	NINE MONTHS ENDED SEPTEMBER 30, 2008
REVENUES	$865,797	$559,894	$49,772	$(27,572)	$1,447,891

EXPENSES
Corporate, general and administrative	1,075,559	684,798	31,722	(27,572)	1,764,507
TOTAL EXPENSES	1,075,559	684,798	31,722	(27,572)	1,764,507

Earnings (loss) before taxes	(209,762)	(124,904)	18,050	-	(316,616)
Tax expense	8,267	4,922	6,868	-	20,057
Equity in net earnings (loss) of
subsidiaries	(118,644)	-	-	118,644	-
NET EARNINGS (LOSS)	$(336,673)	$(129,826)	$11,182	$118,644	$(336,673)

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	SEPTEMBER 30, 2009
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$4,387	$208,807	$22,010	$-	$235,204
Marketable securities and restricted cash	-	470,972	38,162	-	509,134
Consolidated inventories owned	536,424	316,417	-	-	852,841
Consolidated inventories not owned	-	536	3,833	-	4,369
Total inventories	536,424	316,953	3,833	-	857,210
Investment in subsidiaries/
intercompany receivables	987,265	-	3,352	(990,617)	-
Other assets	73,504	46,167	15,285	-	134,956
TOTAL ASSETS	1,601,580	1,042,899	82,642	(990,617)	1,736,504
LIABILITIES
Accounts payable and
other accrued liabilities	201,676	79,476	51,415	-	332,567
Debt	856,510	-	-	-	856,510
Intercompany payables	-	745,814	-	(745,814)	-
TOTAL LIABILITIES	1,058,186	825,290	51,415	(745,814)	1,189,077
EQUITY
STOCKHOLDERS’ EQUITY	543,394	217,609	27,194	(244,803)	543,394
NONCONTROLLING INTERESTS	-	-	4,033	-	4,033
TOTAL LIABILITIES AND EQUITY	$1,601,580	$1,042,899	$82,642	$(990,617)	$1,736,504

	DECEMBER 31, 2008
ASSETS
Cash and cash equivalents	$12,021	$349,082	$28,583	$-	$389,686
Marketable securities and restricted cash	-	-	33,573	-	33,573
Consolidated inventories owned	705,365	375,734	-	-	1,081,099
Consolidated inventories not owned	140	705	14,373	-	15,218
Total inventories	705,505	376,439	14,373	-	1,096,317
Investment in subsidiaries/
intercompany receivables	738,127	-	3,194	(741,321)	-
Other assets	246,475	58,868	36,915	-	342,258
TOTAL ASSETS	1,702,128	784,389	116,638	(741,321)	1,861,834

LIABILITIES
Accounts payable and
other accrued liabilities	209,684	71,941	51,786	-	333,411
Debt	767,082	39	22,124	-	789,245
Intercompany payables	-	438,119	-	(438,119)	-
TOTAL LIABILITIES	976,766	510,099	73,910	(438,119)	1,122,656
EQUITY
STOCKHOLDERS’ EQUITY	725,362	274,290	28,912	(303,202)	725,362
NONCONTROLLING INTERESTS	-	-	13,816	-	13,816
TOTAL LIABILITIES AND EQUITY	$1,702,128	$784,389	$116,638	$(741,321)	$1,861,834

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2009
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(201,493)	$(56,681)	$(1,085)	$57,766	$(201,493)
Adjustments to reconcile net loss to net cash provided by operating activities	198,032	29,853	787	-	228,672
Changes in assets and liabilities	186,109	49,246	20,617	(57,766)	198,206
Other operating activities, net	(1,739)	-	-	-	(1,739)
Net cash provided by operating activities	180,909	22,418	20,319	-	223,646
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(748)	(976)	(125)	-	(1,849)
Purchases of marketable securities, available-for-sale	-	(931,432)	(13,865)	-	(945,297)
Proceeds from sales and maturities of marketable securities, available-for-sale	-	529,514	8,721	-	538,235
Return of investment in marketable securities, available-for-sale	-	3,000	-	-	3,000
Other investing activities, net	-	-	83	-	83
Net cash used for investing activities	(748)	(399,894)	(5,186)	-	(405,828)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	118,931	(39)	(22,125)	-	96,767
Common stock dividends, repurchases and stock-based compensation	811	-	-	-	811
(Increase) decrease in restricted cash	-	(70,455)	577	-	(69,878)
Intercompany balances	(307,537)	307,695	(158)	-	-
Net cash (used for) provided by financing activities	(187,795)	237,201	(21,706)	-	27,700
Net decrease in cash and cash equivalents	(7,634)	(140,275)	(6,573)	-	(154,482)
Cash and cash equivalents at beginning of year	12,021	349,082	28,583	-	389,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,387	$208,807	$22,010	$-	$235,204

	NINE MONTHS ENDED SEPTEMBER 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(336,673)	$(129,826)	$11,182	$118,644	$(336,673)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	347,356	103,591	794	-	451,741
Changes in assets and liabilities	171,986	20,510	(15,546)	(118,644)	58,306
Other operating activities, net	(3,633)	-	-	-	(3,633)
Net cash provided by (used for) operating activities	179,036	(5,725)	(3,570)	-	169,741
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,316)	(5,129)	(9)	-	(7,454)
Purchases of marketable securities, available-for-sale	-	-	(4,378)	-	(4,378)
Proceeds from sales and maturities of marketable securities, available-for-sale	-	-	10,124	-	10,124
Other investing activities, net	-	-	27	-	27
Net cash (used for) provided by investing activities	(2,316)	(5,129)	5,764	-	(1,681)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in debt	(61,806)	(1,939)	8,812	-	(54,933)
Common stock dividends, repurchases and stock-based compensation	(6,133)	-	-	-	(6,133)
Increase in restricted cash	-	-	(14,927)	-	(14,927)
Intercompany balances	(109,490)	116,205	(6,715)	-	-
Net cash (used for) provided by financing activities	(177,429)	114,266	(12,830)	-	(75,993)
Net (decrease) increase in cash and cash equivalents	(709)	103,412	(10,636)	-	92,067
Cash and cash equivalents at beginning of year	12,908	172,363	38,679	-	223,950
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,199	$275,775	$28,043	$-	$316,017

Note 18. Subsequent Events

The Company has evaluated subsequent events through November 4, 2009, the last available date prior to filing.

In October 2009, the Company entered into a letter of credit agreement totaling $14.5 million, which requires the Company to maintain cash deposits as collateral for outstanding letters of credit.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate.  All of the Company’s business is conducted and located in the United States.  The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services.  The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 96 percent of consolidated revenues for the three months ended September 30, 2009.  The homebuilding segments generate nearly all of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

During 2009, unsettled credit markets, rising unemployment, poor consumer confidence resulting from the global recession, high foreclosure activity and low demand for new housing contributed to the Company’s reported decreases in sales volume and home prices.  During the quarter ended September 30, 2009, the Company focused on generating cash, maintaining a strong balance sheet and returning to profitability.  During the quarter, the Company generated $40.7 million in operating cash; lowered selling, general and administrative expenses by $22.4 million, versus the same period in the prior year; and increased its efforts to locate and purchase a limited number of higher margin communities to replace those that are closing out.  As a consequence of the Company’s cash preservation efforts, a slow decline in land prices relative to home price declines and an emphasis on closing communities with a low number of remaining homes to sell, the Company operated from 32.5 percent fewer selling communities during the third quarter ended September 30, 2009, than it did in the third quarter of 2008, and its inventory of lots controlled as of September 30, 2009, is down 12.0 percent from December 31, 2008.  In addition, the Company owned 46.4 percent fewer models at September 30, 2009, compared to September 30, 2008, and had 37.8 percent fewer started and unsold homes at September 30, 2009, compared to September 30, 2008.  Replacing communities in selective markets is rapidly becoming one of the Company’s greatest challenges and priorities as it looks for opportunities to return to growth and profitability.

Due to price reductions and sales incentives, evaluation of the Company’s inventory through quarterly impairment analyses during the quarter ended September 30, 2009, resulted in $39.1 million of inventory and other valuation adjustments.  (See “Homebuilding Overview” for a comparison between the number of communities impaired and the number of total communities.)  In addition, the Company recorded a valuation allowance totaling $20.7 million against its deferred tax assets during the quarter ended September 30, 2009.

For the three months ended September 30, 2009, the Company reported a consolidated net loss of $52.5 million, or $1.20 per diluted share, compared to $65.7 million, or $1.54 per diluted share, for the same period in 2008.  The decrease in losses for 2009, compared to 2008, was primarily due to lower inventory and other valuation adjustments, partially offset by declines in closings and home prices.

The Company’s revenues were $327.8 million for the third quarter of 2009, down 39.7 percent from $543.8 million for the third quarter of 2008.  This decrease was primarily attributable to a decline in closings, average closing price and mortgage originations. Revenues for the homebuilding and financial services segments were $315.8 million and $12.1 million, respectively, for the third quarter of 2009, compared to $526.2 million and $17.6 million, respectively, for the same period in 2008.

As a result of the 32.5 percent reduction in the Company’s selling communities and general market declines, new orders decreased 1.1 percent to 1,270 units for the third quarter ended September 30, 2009, from 1,284 units for the same period in 2008.  New order dollars decreased 7.7 percent for the third quarter of 2009, compared to the third quarter of 2008, as a result of these same factors, plus declining home prices.  As a result of decreased prices, low interest rates and tax incentives, the affordability of homes in most of the Company’s markets improved.  Cancellation rates during the quarter have begun to approach more conventional levels, and sales per open community have risen during the quarter ended September 30, 2009.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Consolidated inventories owned by the Company, which include homes under construction, land under development and improved lots, and inventory held-for-sale declined 21.1 percent to $852.8 million at September 30, 2009, from $1.1 billion at December 31, 2008.  Homes under construction decreased by 1.8 percent to $456.5 million at September 30, 2009, compared to $464.8 million at December 31, 2008.  Land under development and improved lots declined by 40.1 percent to $327.6 million at September 30, 2009, compared to $547.3 million at December 31, 2008.  Inventory held-for-sale decreased 0.4 percent and totaled $68.7 million at September 30, 2009, compared to $69.0 million at December 31, 2008.

The Company did not repurchase any of its outstanding common stock during the first nine months of 2009.  At September 30, 2009, outstanding shares were 43,813,835, versus 42,754,467 at December 31, 2008.

The Company ended the quarter with $744.3 million in cash, cash equivalents and marketable securities, and it has no senior debt maturities until 2012.  Its investments in joint ventures at September 30, 2009, were not significant.  The Company’s net debt-to-capital ratio, including marketable securities, was 17.1 percent at September 30, 2009, compared to 33.5 percent at December 31, 2008.  The net debt-to-capital ratio, including marketable securities, is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders’ equity, net of cash, cash equivalents and marketable securities.  As a result of the revaluation of inventory, deferred tax assets and other losses from operations, stockholders’ equity per share declined by 26.9 percent to $12.40 at September 30, 2009, compared to $16.97 at December 31, 2008.

The Company believes that while access to capital will likely be constrained in the early stages of a recovery, homebuilders with the strongest balance sheets will have the best chance of gaining access to capital and taking advantage of market opportunities.  To help the Company participate in the initial stages of a recovery, a limited liability company was formed with Oaktree Capital in January 2009, the purpose of which is to jointly acquire and develop distressed and other residential real estate assets.  In addition, the Company issued $230.0 million of senior notes due May 2017 during the second quarter of 2009.  The Company believes that its cash and investment balances, low net debt-to-capital ratio, manageable inventory pipelines and access to land will allow it to take advantage of new opportunities as market conditions improve.

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments.  (See Note 4, “Segment Information.”)  The Company operated in the following metropolitan areas at September 30, 2009:

Region/Segment	Major Markets Served
North	Baltimore, Chicago, Delaware, Indianapolis, Minneapolis and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Myrtle Beach, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California’s Central Valley, California’s Coachella Valley, California’s Inland Empire, Denver, Las Vegas and Phoenix

The combined homebuilding operations reported pretax losses of $48.5 million for the third quarter of 2009, compared to $72.4 million for the third quarter of 2008.  Homebuilding results in 2009 improved from 2008 primarily due to lower inventory and other valuation adjustments and write-offs, partially offset by decreases in closings and home prices.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except units )	200	9	2008	200	9	2008
REVENUES
Housing	$315,215		$512,305	$835,406		$1,372,719
Land and other	545		13,931	958		25,400
TOTAL REVENUES	315,760		526,236	836,364		1,398,119

EXPENSES
Cost of sales
Housing	281,380		451,724	765,939		1,207,433
Land and other	587		21,180	1,205		31,574
Valuation adjustments and write-offs	39,137		64,651	135,621		229,691
Total cost of sales	321,104		537,555	902,765		1,468,698
(Earnings) loss from unconsolidated joint ventures	(167)		(82)	(230)		42,625
Selling, general and administrative	38,698		61,120	116,663		189,967
Interest	4,643		-	7,452		-
TOTAL EXPENSES	364,278		598,593	1,026,650		1,701,290

PRETAX LOSS	$(48,518)		$(72,357)	$(190,286)		$(303,171)
Closings (units)	1,323		2,017	3,463		5,388
Housing gross profit margins	(0.2)%		0.8%	(7.3)%		(4.4)%
Selling, general and administrative	12.3%		11.6%	13.9%		13.6%

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis.  ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows indicate that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of the asset is less than its carrying amount.  The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment.

Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.  Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to additional impairment charges in the future.  Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values.  (See Note 7, “Housing Inventories.”)

The following table provides the total number of communities impaired during the three- and nine-month periods ended September 30, 2009 and 2008:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2009	2008	% CHG	2009	2008	% CHG
North	4	14	(71.4)%	23	29	(20.7)%
Southeast	11	8	37.5	35	28	25.0
Texas	3	4	(25.0)	3	8	(62.5)
West	-	14	(100.0)	12	37	(67.6)
Total	18	40	(55.0)%	73	102	(28.4)%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table provides the Company’s total number of communities, including selling, held-for-sale or future development at September 30, 2009 and 2008:

	2009	2008	% CHG
North	67	91	(26.4)%
Southeast	109	132	(17.4)
Texas	84	101	(16.8)
West	27	49	(44.9)
Total	287	373	(23.1)%

At September 30, 2009, there were 62 of these communities held-for-sale, of which 35 communities have less than 20 lots remaining. Due to continued pressure on home prices symptomatic of excess home inventories and increasingly competitive home pricing in many markets, the Company recorded inventory impairment charges of $38.4 million and $60.4 million during the three months ended September 30, 2009 and 2008, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair value.  Approximately 87 percent of these impairment charges were recorded to residential land and lots and land held for development, while approximately 13 percent of these charges were recorded to residential construction in progress and finished homes in inventory.  At September 30, 2009, the fair value of the Company’s inventory subject to valuation adjustments of $38.4 million during the quarter, net of impairments, was $30.0 million.  Inventory and other impairment charges and write-offs of deposits and acquisition costs reduced total housing gross profit margins by 11.0 percent in the third quarters of 2009 and 2008.  Should market conditions continue to deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future inventory impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue.  During the quarters ended September 30, 2009 and 2008, the Company wrote off $699,000 and $4.3 million, respectively, of earnest money deposits and feasibility costs related to land purchase option contracts that it did not pursue.  The Company wrote off $1.1 million and $16.3 million of earnest money deposits and feasibility costs for the nine-month periods ended September 30, 2009 and 2008, respectively.  Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Three months ended September 30, 2009, compared to three months ended September 30, 2008

The homebuilding segments reported pretax losses of $48.5 million for the third quarter of 2009, compared to $72.4 million for the same period in the prior year.  Homebuilding results for the third quarter of 2009 improved from the same period in 2008 primarily due to lower inventory and other valuation adjustments and write-offs, partially offset by decreases in closings and home prices.

Homebuilding revenues were $315.8 million for the third quarter of 2009, compared to $526.2 million for the third quarter of 2008, a 40.0 percent decline, primarily due to a 34.4 percent decrease in closings and a 6.3 percent decline in the average closing price of a home.  Sales incentives averaged 14.7 percent for the third quarter of 2009, versus 13.8 percent for the third quarter of 2008.

Homebuilding revenues for the third quarter of 2009 included $545,000 from land sales, compared to revenues of $13.9 million for the third quarter of 2008, which contributed net pretax losses of $42,000 and $7.2 million in the third quarters of 2009 and 2008, respectively.  The gross profit margin from land sales was negative 7.7 percent for the three months ended September 30, 2009, compared to negative 52.0 percent for the same period in the prior year.  Fluctuations in revenues and gross profit percentages from land sales were a result of local market conditions, land portfolios and income tax carryback rules.  The Company generally purchases land and lots with

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

the intent to build homes on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders or others.

Housing gross profit margins averaged negative 0.2 percent for the third quarter of 2009, compared to 0.8 percent for the same period in 2008.  This decrease was primarily attributable to an increase in price concessions and sales incentives and price reductions that related to home deliveries, partially offset by lower inventory and other valuation adjustments.

Selling, general and administrative expenses were 12.3 percent of revenue for the third quarter of 2009, compared to 11.6 percent of revenue for the same period in 2008.  This increase in the selling, general and administrative expense ratio was primarily attributable to a decline in revenues, partially offset by cost-saving initiatives and lower marketing and advertising expenditures per unit.  Selling, general and administrative expense dollars decreased $22.4 million for the third quarter of 2009, versus the same period in 2008.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $14.5 million and $12.0 million for the three months ended September 30, 2009 and 2008, respectively.  During the third quarter of 2009, the homebuilding segments recorded $4.6 million of interest expense, while all interest incurred for the same period in 2008 was capitalized, resulting in no interest expense being recorded during this period due to development and construction activity.

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

The homebuilding segments reported pretax losses of $190.3 million for the first nine months of 2009, compared to $303.2 million for the same period in the prior year.  Homebuilding results for the first nine months of 2009 improved from the same period in 2008 primarily due to lower inventory and other valuation adjustments and write-offs, partially offset by declines in closings and home prices.

Homebuilding revenues were $836.4 million for the first nine months of 2009, compared to $1.4 billion for the first nine months of 2008, a 40.2 percent decline, primarily due to a 35.7 percent decrease in closings and a 5.5 percent decline in the average closing price of a home.

Homebuilding revenues for the first nine months of 2009 included $958,000 from land sales, compared to revenues of $25.4 million for the same period in 2008, which contributed net pretax losses of $247,000 and $6.2 million in the first nine months of 2009 and 2008, respectively.  The gross profit margin from land sales was negative 25.8 percent for the nine months ended September 30, 2009, compared to negative 24.3 percent for the same period in the prior year.

Housing gross profit margins averaged negative 7.3 percent for the nine months ended September 30, 2009, compared to negative 4.4 percent for the same period in 2008.  This decrease was due to an increase in price concessions and sales incentives, in addition to price reductions that related to home deliveries, partially offset by lower inventory and other valuation adjustments.

Selling, general and administrative expenses were 13.9 percent of revenue for the nine months ended September 30, 2009, compared to 13.6 percent of revenue for the same period in the prior year.  This increase in the selling, general and administrative expense ratio was primarily attributable to a decline in revenues, partially offset by cost-saving initiatives and lower marketing and advertising expenditures per unit.  Selling, general and administrative expense dollars decreased $73.3 million for the first nine months of 2009, versus the same period in 2008.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $39.3 million for the nine months ended September 30, 2009, compared to $35.5 million for the same

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

period in 2008.  During the first nine months of 2009, the homebuilding segments recorded $7.5 million of interest expense, while all interest incurred for the same period in 2008 was capitalized, resulting in no interest expense being recorded during this period due to development and construction activity.

Homebuilding Segment Information

Conditions have been most challenging in geographical areas that have previously experienced the highest price appreciation.  These areas were primarily in the California, Chicago, Florida, Las Vegas, Phoenix and Washington, D.C., markets.  As a result of decreased demand, changes in buyer perception and foreclosure activity, the excess supply of housing inventory has been greater in these areas. An attempt to sustain market share, reduce inventory investment and maintain sales volume has caused the Company to experience the highest levels of sales discounting and impairments in these markets.  Of the Company’s total lots with valuation adjustments during the third quarter ended September 30, 2009, 21.8 percent were impaired in the North, 69.2 percent in the Southeast and 9.0 percent in Texas.  There were no lots impaired in the West during the third quarter ended September 30, 2009, as a result of the stabilization of price and sales volumes in fewer housing communities within those markets.

The following table provides a summary of the Company’s inventory and other impairments taken during the three and nine months ended September 30, 2009 and 2008:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2009	2008	2009	2008
NORTH
Inventory valuation adjustments	$7,801	$29,851	$46,029	$74,856
Option deposit and feasibility cost write-offs	75	730	1,225	3,076
Joint venture and other* impairments	-	-	-	35,858
Total	7,876	30,581	47,254	113,790

SOUTHEAST
Inventory valuation adjustments	29,423	9,156	68,470	57,325
Option deposit and feasibility cost write-offs	-	(2,766)	(795)	4,846
Joint venture and other* impairments	20	-	53	581
Total	29,443	6,390	67,728	62,752

TEXAS
Inventory valuation adjustments	1,132	10,397	1,132	11,126
Option deposit and feasibility cost write-offs	624	6,185	682	7,999
Joint venture and other* impairments	15	14	25	207
Total	1,771	16,596	1,839	19,332

WEST
Inventory valuation adjustments	-	11,039	18,609	69,795
Option deposit and feasibility cost write-offs	-	184	1	371
Joint venture and other* impairments	40	-	465	7,172
Total	40	11,223	19,075	77,338
TOTAL
Inventory valuation adjustments	38,356	60,443	134,240	213,102
Option deposit and feasibility cost write-offs	699	4,333	1,113	16,292
Joint venture and other* impairments	75	14	543	43,818
Total	$39,130	$64,790	$135,896	$273,212

* Includes impairments to other assets

New Orders

New order dollars decreased 7.7 percent for the third quarter of 2009, compared to the same period in 2008.  New orders for the three months ended September 30, 2009, increased 17.1 percent in the Southeast, 7.1 percent in Texas, 6.8 percent in the West and decreased 23.5 percent in the North, compared to the three months ended

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2008.  New orders for the third quarter of 2009 decreased 1.1 percent to 1,270 units from 1,284 units for the same period in 2008, even though active communities declined 32.5 percent to 197 communities at September 30, 2009, from 292 communities at September 30, 2008.  However, sales per community have increased in all regions for the third quarter of 2009, versus the third quarter of 2008.

The following table provides the number of the Company’s active communities at September 30, 2009 and 2008:

	2009	2008	% CHG
North	54	82	(34.1)%
Southeast	68	91	(25.3)
Texas	56	85	(34.1)
West	19	34	(44.1)
Total	197	292	(32.5)%

The Company experiences seasonal variations in its quarterly operating results and capital requirements.  Historically, new order activity is higher in the spring and summer months.  As a result, the Company typically has more homes under construction, closes more homes, and has greater revenue and operating income in the third and fourth quarters of its fiscal year.  Given recent market conditions, historical results are not necessarily indicative of current or future homebuilding activities.

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the periods presented:

		THREE MONTHS ENDED					NINE MONTHS ENDED
		SEPTEMBER 30,					SEPTEMBER 30,
	2009	% CHG	2008	% CHG	2009	% CHG	2008	% CHG
UNITS
North	341	(23.5)%	446	(22.6)%	1,316	(16.4)%	1,575	(23.7)%
Southeast	376	17.1	321	(40.2)	1,164	(22.8)	1,507	(25.8)
Texas	334	7.1	312	(22.0)	1,217	(20.6)	1,533	(19.8)
West	219	6.8	205	(43.5)	636	(27.1)	873	(36.7)
Total	1,270	(1.1)%	1,284	(31.6)%	4,333	(21.0)%	5,488	(25.7)%

DOLLARS (in millions)
North	$92	(23.2)%	$120	(30.4)%	$344	(19.4)%	$427	(34.5)%
Southeast	83	-	83	(39.0)	259	(30.1)	371	(34.0)
Texas	77	7.8	72	(16.1)	277	(17.2)	334	(16.2)
West	48	(5.4)	50	(48.2)	141	(36.6)	222	(50.4)
Total	$300	(7.7)%	$325	(33.8)%	$1,021	(24.6)%	$1,354	(34.3)%

The following table provides the Company’s cancellation percentages for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
North	26.2%	35.3%	25.7%	32.5%
Southeast	20.8	38.6	18.3	29.7
Texas	18.3	40.9	19.6	29.9
West	23.2	43.8	22.5	36.3
Total	22.1%	39.0%	21.6%	31.7%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The cancellation rate was 22.1 percent for the three months ended September 30, 2009, compared to 39.0 percent for the three months ended September 30, 2008.  The cancellation rate was 21.6 percent and 31.7 percent for the nine months ended September 30, 2009 and 2008, respectively.

Closings

The following table provides the Company’s closings and average closing prices for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	% CHG	2009	2008	% CHG
UNITS
North	432	603	(28.4)%	1,131	1,589	(28.8)%
Southeast	361	610	(40.8)	898	1,656	(45.8)
Texas	349	484	(27.9)	988	1,317	(25.0)
West	181	320	(43.4)	446	826	(46.0)
Total	1,323	2,017	(34.4)%	3,463	5,388	(35.7)%

AVERAGE PRICE (in thousands)
North	$263	$284	(7.4)%	$263	$285	(7.7)%
Southeast	227	254	(10.6)	238	253	(5.9)
Texas	227	219	3.7	224	217	3.2
West	226	248	(8.9)	229	258	(11.2)
Total	$238	$254	(6.3)%	$241	$255	(5.5)%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed subject to cancellation, over the subsequent quarter.  At September 30, 2009, the Company had outstanding contracts for 2,429 units, representing a 55.8 percent increase from 1,559 units at December 31, 2008, and a 18.2 percent decrease from 2,969 units at the end of the third quarter of 2008.  The decline in backlog at September 30, 2009, compared to September 30, 2008, was primarily due to a 21.0 percent decrease in unit orders.  The $592.7 million value of outstanding contracts at September 30, 2009, represented a decline of 2.5 percent from $607.6 million at June 30, 2009, and a decrease of 22.9 percent from $768.9 million at September 30, 2008.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at September 30, 2009 and 2008:

		SEPTEMBER 30, 2009			SEPTEMBER 30, 2008
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)
North	759	$207	$273	952	$272	$285
Southeast	665	152	228	797	209	262
Texas	698	167	239	892	203	228
West	307	67	218	328	85	259
Total	2,429	$593	$244	2,969	$769	$259

Of the 2,429 total outstanding contracts as of September 30, 2009, 61.8 percent are projected to close in 2009, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the three and nine months ended September 30, 2009 and 2008:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2009	2008	2009	2008
NORTH
Revenues	$113,835	$184,000	$297,951	$473,154
Expenses
Cost of sales	109,720	201,638	320,002	504,027
(Earnings) loss from unconsolidated joint ventures	(27)	(51)	(103)	35,645
Selling, general and administrative expenses	12,443	18,147	35,723	55,452
Interest	1,623	-	1,977	-
Total expenses	123,759	219,734	357,599	595,124
Pretax loss	$(9,924)	$(35,734)	$(59,648)	$(121,970)
Housing gross profit margins	3.6%	(4.7)%	(7.4)%	(12.8)%
SOUTHEAST
Revenues	$81,922	$155,241	$214,255	$420,614
Expenses
Cost of sales	102,514	141,075	265,758	428,085
(Earnings) loss from unconsolidated joint ventures	-	-	-	-
Selling, general and administrative expenses	10,865	18,487	32,908	56,837
Interest	1,547	-	2,847	-
Total expenses	114,926	159,562	301,513	484,922
Pretax loss	$(33,004)	$(4,321)	$(87,258)	$(64,308)
Housing gross profit margins	(19.8)%	9.2%	(21.6)%	0.3%
TEXAS
Revenues	$79,185	$106,487	$221,805	$286,567
Expenses
Cost of sales	71,888	108,344	199,705	264,072
(Earnings) loss from unconsolidated joint ventures	(145)	(71)	(215)	(220)
Selling, general and administrative expenses	8,129	13,131	25,576	41,462
Interest	1,083	-	1,760	-
Total expenses	80,955	121,404	226,826	305,314
Pretax loss	$(1,770)	$(14,917)	$(5,021)	$(18,747)
Housing gross profit margins	9.5%	(1.6)%	10.1%	8.2%
WEST
Revenues	$40,818	$80,508	$102,353	$217,784
Expenses
Cost of sales	36,982	86,498	117,300	272,514
(Earnings) loss from unconsolidated joint ventures	5	40	88	7,200
Selling, general and administrative expenses	7,261	11,355	22,456	36,216
Interest	390	-	868	-
Total expenses	44,638	97,893	140,712	315,930
Pretax loss	$(3,820)	$(17,385)	$(38,359)	$(98,146)
Housing gross profit margins	9.4%	(0.5)%	(14.7)%	(12.4)%
TOTAL
Revenues	$315,760	$526,236	$836,364	$1,398,119
Expenses
Cost of sales	321,104	537,555	902,765	1,468,698
(Earnings) loss from unconsolidated joint ventures	(167)	(82)	(230)	42,625
Selling, general and administrative expenses	38,698	61,120	116,663	189,967
Interest	4,643	-	7,452	-
Total expenses	364,278	598,593	1,026,650	1,701,290
Pretax loss	$(48,518)	$(72,357)	$(190,286)	$(303,171)
Housing gross profit margins	(0.2)%	0.8%	(7.3)%	(4.4)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended September 30, 2009, compared to three months ended September 30, 2008

North–Homebuilding revenues decreased by 38.1 percent to $113.8 million in 2009 from $184.0 million in 2008 primarily due to a 28.4 percent decline in the number of homes delivered and to a 7.4 percent decrease in average sales price.  Gross margins on home sales were 3.6 percent in 2009, compared to negative 4.7 percent in 2008.  This change was primarily attributable to lower inventory and other valuation adjustments and write-offs that totaled $7.9 million, compared to $27.4 million in 2008; a slight decrease in price concessions and sales incentives that totaled 17.1 percent for the quarter ended September 30, 2009, versus 17.2 percent for the same period in 2008; and to price declines that outpaced the decrease in construction costs.  As a result, the North region incurred $9.9 million of pretax losses in 2009, compared to $35.7 million of pretax losses in 2008.

Southeast–Homebuilding revenues were $81.9 million in 2009, compared to $155.2 million in 2008, a decrease of 47.2 percent, primarily due to a 40.8 percent decline in the number of homes delivered and to a 10.6 percent decrease in average price.  Gross margins on home sales were negative 19.8 percent in 2009, compared to 9.2 percent in 2008.  This decline was primarily due to an increase in inventory valuation adjustments and write-offs that totaled $25.1 million in 2009, compared to $6.3 million in 2008; a rise in price concessions and sales incentives that totaled 12.9 percent for the quarter ended September 30, 2009, versus 11.8 percent for the same period in 2008; and to price declines that outpaced the decrease in construction costs.  As a result, the Southeast region incurred $33.0 million of pretax losses in 2009, compared to $4.3 million of pretax losses in 2008.

Texas–Homebuilding revenues decreased by 25.6 percent to $79.2 million in 2009 from $106.5 million in 2008 primarily due to a 27.9 percent decline in the number of homes delivered, partially offset by a 3.7 percent increase in average sales price.  Gross margins on home sales were 9.5 percent in 2009, compared to negative 1.6 percent in 2008.  This increase was primarily due to lower inventory valuation adjustments and write-offs that totaled $1.7 million in 2009, compared to $16.6 million in 2008, partially offset by an increase in price concessions and sales incentives that totaled 12.3 percent for the quarter ended September 30, 2009, compared to 8.6 percent for the same period in 2008.  As a result, the Texas region incurred $1.8 million of pretax losses in 2009, compared to $14.9 million of pretax losses in 2008.

West–Homebuilding revenues decreased by 49.3 percent to $40.8 million in 2009, compared to $80.5 million in 2008, primarily due to a 43.4 percent decline in the number of homes delivered and to an 8.9 percent decrease in average sales price.  Gross margins from home sales were 9.4 percent in 2009, compared to negative 0.5 percent in 2008.  This increase was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $50,000 in 2009, compared to $6.3 million in 2008, and to a decrease in price concessions and sales incentives that totaled 16.0 percent for the quarter ended September 30, 2009, compared to 16.5 percent for the same period in 2008. As a result, the West region incurred $3.8 million of pretax losses in 2009, compared to $17.4 million of pretax losses in 2008.

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

North–Homebuilding revenues decreased by 37.0 percent to $298.0 million in 2009 from $473.2 million in 2008 primarily due to a 28.8 percent decline in the number of homes delivered and to a 7.7 percent decrease in average sales price.  Gross margins on home sales were negative 7.4 percent in 2009, compared to negative 12.8 percent in 2008.  This change was primarily attributable to lower inventory and other valuation adjustments and write-offs that totaled $47.1 million for the first nine months of 2009, compared to $110.6 million for the same period in 2008, partially offset by an increase in price concessions and sales incentives that totaled 19.2 percent for the first nine months ended September 30, 2009, versus 18.1 percent for the same period in 2008, and to price declines that outpaced the decrease in construction costs.  As a result, the North region incurred $59.6 million of pretax losses in 2009, compared to $122.0 million of pretax losses in 2008.

Southeast–Homebuilding revenues were $214.3 million in 2009, compared to $420.6 million in 2008, a decrease of 49.1 percent, primarily due to a 45.8 percent decline in the number of homes delivered and to a 5.9 percent

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

decrease in average sales price.  Gross margins on home sales were negative 21.6 percent in 2009, compared to 0.3 percent in 2008.  This decline was primarily due to an increase in inventory valuation adjustments and write-offs that totaled $62.5 million in 2009, compared to $54.0 million in 2008; an increase in price concessions and sales incentives that totaled 14.9 percent for the first nine months ended September 30, 2009, versus 13.4 percent for the same period in 2008; and to price declines that outpaced the decrease in construction costs.  As a result, the Southeast region incurred $87.3 million of pretax losses in 2009, compared to $64.3 million of pretax losses in 2008.

Texas–Homebuilding revenues decreased by 22.6 percent to $221.8 million in 2009 from $286.6 million in 2008 primarily due to a 25.0 percent decline in the number of homes delivered, partially offset by a 3.2 percent increase in average sales price.  Gross margins on home sales were 10.1 percent in 2009, compared to 8.2 percent in 2008.  This increase was primarily due to lower inventory valuation adjustments and write-offs that totaled $1.8 million in 2009, compared to $18.6 million in 2008, partially offset by an increase in price concessions and sales incentives that totaled 13.0 percent for the first nine months ended September 30, 2009, compared to 9.3 percent for the same period in 2008. As a result, the Texas region incurred $5.0 million of pretax losses in 2009, compared to $18.7 million of pretax losses in 2008.

West–Homebuilding revenues decreased by 53.0 percent to $102.4 million in 2009, compared to $217.8 million in 2008, primarily due to a 46.0 percent decline in the number of homes delivered and to an 11.2 percent decrease in average sales price.  Gross margins from home sales were negative 14.7 percent in 2009, compared to negative 12.4 percent in 2008.  This decline was primarily due to an increase in price concessions and sales incentives that totaled 21.4 percent for the first nine months ended September 30, 2009, compared to 17.1 percent for the same period in 2008, partially offset by lower inventory and other valuation adjustments and write-offs that totaled $19.1 million in 2009, compared to $42.3 million for the same period in 2008.  As a result, the West region incurred $38.4 million of pretax losses in 2009, compared to $98.1 million of pretax losses in 2008.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except units)	2009	2008	2009	2008

REVENUES
Net gains on sales of mortgages	$6,502	$8,705	$14,770	$23,279
Origination fees	3,107	4,646	7,755	12,600
Title/escrow/insurance	2,309	3,847	5,966	12,854
Interest and other	157	410	378	1,039
TOTAL REVENUES	12,075	17,608	28,869	49,772
EXPENSES	12,693	11,631	29,954	31,722
PRETAX EARNINGS (LOSS)	$(618)	$5,977	$(1,085)	$18,050
Originations (units)	1,066	1,562	2,640	4,159
Ryland Homes origination capture rate	85.8%	82.8%	82.2%	82.7%
Mortgage-backed securities and notes receivable average balance	$274	$369	$290	$374

Three months ended September 30, 2009, compared to three months ended September 30, 2008

For the three months ended September 30, 2009, the financial services segment reported pretax losses of $618,000, compared to pretax earnings of $6.0 million for the same period in 2008.  Revenues for the financial services segment decreased 31.4 percent to $12.1 million for the three months ended September 30, 2009, compared to $17.6 million for the same period in the prior year.  This decrease was primarily attributable to a 31.8 percent decline in the number of mortgages originated due to homebuilding market trends, partially offset by increased net gains on mortgages, on a per-unit basis, primarily due to product mix.  For the three months ended September 30, 2009, general and administrative expenses were $12.7 million, versus $11.6 million for the same period in 2008. This increase was primarily attributable to a rise in indemnification expense of $3.4 million, partially offset by personnel and other reductions of $2.3 million made in an effort to align overhead expense with lower production volume.  (See Note 15, “Commitments and Contingencies” for further discussion of indemnification expense.)  For the three months ended September 30, 2009 and 2008, the capture rate of mortgages originated for customers of the Company’s homebuilding operations was 85.8 percent and 82.8 percent, respectively.

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

For the nine months ended September 30, 2009, the financial services segment reported pretax losses of $1.1 million, compared to pretax earnings of $18.1 million for the same period in 2008.  Revenues for the financial services segment decreased 42.0 percent to $28.9 million for the nine months ended September 30, 2009, compared to $49.8 million for the same period in the prior year.  This decrease was primarily attributable to a 36.5 percent decline in the number of mortgages originated due to homebuilding market trends, a reduction in RHIC revenues and $1.2 million in sales of insurance renewal rights in 2008.  For the nine months ended September 30, 2009, general and administrative expenses were $30.0 million, compared to $31.7 million for the same period in 2008. This decrease was primarily due to $7.2 million in savings from personnel and other reductions made in an effort to align overhead expense with lower production volume and prior year provision expense of $1.6 million for the subcontractor insurance program terminated in 2008, partially offset by an increase in indemnification expense of $7.1 million.  See Note 15, “Commitments and Contingencies” for further discussion of indemnification expense.  For the nine months ended September 30, 2009 and 2008, the capture rate of mortgages originated for customers of the Company’s homebuilding operations was 82.2 percent and 82.7 percent, respectively.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Corporate

Three months ended September 30, 2009, compared to three months ended September 30, 2008

Corporate expense was $4.5 million and $14.3 million for the three months ended September 30, 2009 and 2008, respectively.  This decrease was primarily due to a $1.9 million gain in the market value of retirement plan investments for the third quarter of 2009, compared to a $1.8 million loss for the same period in 2008, and to a lower executive compensation expense.

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

Corporate expense was $22.0 million and $31.5 million for the nine months ended September 30, 2009 and 2008, respectively.  This decrease was primarily due to a $2.0 million gain in the market value of retirement plan investments for the nine months ended September 30, 2009, compared to a $4.0 million loss for the same period in 2008, and to a lower executive compensation expense.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required.  During the third quarter of 2009, the Company determined that an additional valuation allowance was warranted and therefore recorded a valuation allowance of $20.7 million, which was reflected as a noncash charge to income tax expense.  As of September 30, 2009, the balance of the deferred tax valuation allowance was $296.6 million.

The Company’s effective tax rate was 0.8 percent for the third quarter ended September 30, 2009, compared to 18.5 percent for the same period in 2008.  The change in the tax rate for the third quarter of 2009, compared to the third quarter of 2008, was primarily attributable to a $20.7 million noncash tax charge for the Company’s deferred tax valuation allowance.  The effective tax rate is not expected to change significantly during the remainder of the year.  (See Note 13, “Income Taxes.”)

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under its revolving credit facilities and the issuance of new debt securities.  In light of market conditions in 2009, the Company’s focus was on generating cash, extending debt maturities, strengthening its balance sheet and returning to profitability. Efforts to accomplish these goals included selling excess or marginal inventory; replacing and reducing near-term debt, issuing longer term debt; terminating or renegotiating land option contracts; consolidating or exiting underperforming markets; and downsizing and restructuring operating groups.  As a result of this strategy during the third quarter of 2009, the Company ended the quarter with $744.3 million in cash, cash equivalents and marketable securities.  The Company lowered its selling, general and administrative expenses by $22.4 million for the third quarter ended September 30, 2009, versus the same period in 2008.

At September 30, 2009, the Company’s net debt-to-capital ratio was 17.1 percent, including marketable securities, a decrease from 33.5 percent at December 31, 2008.  The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.  The Company’s $744.3 million in cash, cash equivalents and marketable securities, plus the availability of $27.8 million in unused letter of credit facilities, represents an increase in liquidity, compared to cash, cash equivalents and marketable securities of $712.9 million and $17.8 million available in unused letter of credit facilities as of June 30, 2009, and a significant increase in cash and cash equivalents of $344.8 million and the limited availability of $382.3 million under its revolving credit facility as of September 30, 2008.

During the nine months ended September 30, 2009, the Company provided $223.6 million of cash from its operations, which included $165.4 million of net income tax refunds.  The Company invested $1.8 million in property, plant and equipment and $404.1 million related to net purchases, sales of maturity and returns of

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

investments in marketable securities.  It also provided $27.7 million from financing activities, which included net proceeds of $137.2 million associated with the issuance and retirement of senior debt, partially offset by an increase of $69.9 million in restricted cash, payments of $22.1 million against revolving credit facilities, payments of $18.3 million for short-term borrowings and $3.9 million for dividends.  After investing $404.1 million in highly rated marketable securities, the net cash used during the nine months ended September 30, 2009, was $154.5 million.

During the nine months ended September 30, 2008, the Company provided $169.7 million of cash from its operations.  The Company invested $7.5 million in property, plant and equipment and used $76.0 million in financing activities, which included payments of $50.0 million for the retirement of long-term debt, payments of $13.7 million for short term borrowings, $15.3 million for dividends and an increase of $14.9 million in restricted cash, partially offset by $8.8 million in borrowings against a revolving credit facility. During the nine months ended September 30, 2008, the net cash provided was $92.1 million.

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

The Company also terminated its unsecured revolving credit facility.  The termination of the credit facility during the second quarter of 2009 resulted in an expense of $1.7 million, which represented the write-off of unamortized debt costs, and is included in “Income related to early retirement of debt, net” within the Consolidated Statements of Earnings.  The Company believes that it does not need the credit facility to meet its liquidity requirements at this time and that it will be able to fund its homebuilding operations through its existing cash resources for the foreseeable future.  In terminating this credit facility, the Company eliminated all related financial debt covenants and will save approximately $2.0 million in fees annually through its stated maturity of January 2011.  There were no borrowings outstanding under the revolving credit facility at the time of its termination.  The Company had letters of credit outstanding under the credit agreement that totaled $75.1 million prior to the termination.  To provide for these and other letters of credit required in the ordinary course of its business, the Company has entered into various new secured letter of credit agreements that are secured by cash deposits.  At September 30, 2009, letters of credit totaling $88.3 million were outstanding under these agreements.  (See Note 10, “Debt.”)

In addition, during the second quarter of 2009, the Company repurchased $55.1 million of its senior notes for $52.3 million in cash in the open market, resulting in a net gain of $2.5 million.  There were no debt repurchases in the third quarter of 2009.  For the nine-month period ended September 30, 2009, the Company’s debt repurchases of its senior notes totaled $102.7 million in the open market, for which it paid $88.2 million, resulting in a net gain of $13.9 million.  The gains resulting from these debt repurchases are included in “Income related to early retirement of debt, net” within the Consolidated Statements of Earnings.  (See Note 10, “Debt.”)

The Company entered into privately negotiated agreements with a holder of its 5.4 percent senior notes due January 2015 (the “Notes”), pursuant to which the Company agreed to exchange shares of its common stock (the “Common Stock”), par value $1.00 per share, for the Notes during the second quarter of 2009.  There were no shares of common stock exchanged during the third quarter of 2009.  For the nine-month period ended September 30, 2009, the Company issued an aggregate of 729,000 shares of its Common Stock in exchange for $15.5 million in aggregate principal amount of the Notes.  The Company recognized a net gain of $118,000 related to these debt exchanges, which is included in “Income related to early retirement of debt, net” within the Consolidated Statements of Earnings.  (See Note 10, “Debt.”)

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

During the fourth quarter of 2008, the Board of Directors approved a reduction of the Company’s recommended quarterly stock dividend to $0.03 per share from $0.12 per share.  Dividends totaled $0.03 per share and $0.12 per share for the third quarters ended September 30, 2009 and 2008, respectively, and totaled $0.09 per share and $0.36 per share for the nine months ended September 30, 2009 and 2008, respectively.

Consolidated inventories owned by the Company decreased by 21.1 percent to $852.8 million at September 30, 2009, compared to $1.1 billion at December 31, 2008.  The Company attempts to maintain a projected four- to five-year supply of land.  At September 30, 2009, it controlled 20,721 lots, with 16,754 lots owned and 3,967 lots, or 19.1 percent, under option.  As a result of its efforts to match controlled inventory with current unit volume levels, lots controlled declined by 12.0 percent and 28.9 percent, compared to 23,555 lots and 29,132 lots under control at December 31, 2008 and September 30, 2008, respectively.  The Company continues to evaluate its option contracts for changes in the viability of communities and abandonment potential.

The homebuilding segments’ borrowing arrangements included senior notes and nonrecourse secured notes payable.  Senior notes outstanding, net of discount, totaled $852.5 million and $744.8 million at September 30, 2009 and December 31, 2008, respectively.

The $207.1 million of 5.4 percent senior notes due May 2012; the $215.2 million of 6.9 percent senior notes due June 2013; the $205.6 million of 5.4 percent senior notes due January 2015; and the $230.0 million of 8.4 percent senior notes due May 2017 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets.  At September 30, 2009, the Company was in compliance with these covenants.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable.  At September 30, 2009, such notes payable outstanding amounted to $4.0 million, compared to $22.3 million at December 31, 2008.

The financial services segment uses cash generated internally and borrowings against the RMC Repurchase Facility to finance its operations.

In January 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank.  The RMC Repurchase Facility became effective January 15, 2009, and replaced the RMC credit agreement that expired in January 2009.  The agreement contains an initial interest rate of LIBOR plus a margin of 1.75 percent, subject to a LIBOR floor of 2.0 percent.  The RMC Repurchase Facility contains representations, warranties, covenants and provisions defining events of default.  The covenants require RMC to maintain a minimum net worth and certain financial ratios.  The Company was in compliance with these covenants, and there were no outstanding borrowings against this facility at September 30, 2009.  At December 31, 2008, the Company’s total borrowings against the previous facility totaled $22.1 million.  (See Note 10, “Debt.”)

During the third quarter of 2009, the banking operations of Guaranty Bank, administrator and participant in the RMC Repurchase Facility, were assumed by Compass Bank under an agreement with the FDIC.  Subsequent to the assumption, the RMC Repurchase Facility remains active and operationally unchanged, with Compass Bank performing duties previously performed by Guaranty Bank. The Company does not expect any interruption in availability of this facility through its expiration on January 15, 2010.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

senior notes under its shelf registration statement.  In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.  The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the nine months ended September 30, 2009, the Company did not repurchase any shares of its outstanding common stock.  The Company had existing authorization from its Board of Directors to purchase approximately 6.8 million additional shares at a cost of $142.3 million, based on the Company’s stock price at September 30, 2009.  Outstanding shares were 43,813,835 and 42,754,467 at September 30, 2009 and December 31, 2008, respectively, an increase of 2.5 percent.

While the Company expects challenging economic conditions to continue, it is focused on managing overhead expense, land acquisitions, development and construction activity in order to maintain debt levels commensurate with its business.  Absent a more severe deterioration in market conditions, the Company believes that it will be able to continue to fund its homebuilding and financial services operations through its existing cash resources for the foreseeable future.

Off—Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes.  Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development.  At September 30, 2009, the Company had $24.2 million in cash deposits and letters of credit to purchase land and lots with an aggregate purchase price of $232.1 million, none of which contains specific performance provisions.  Additionally, the Company’s liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $4.4 million of inventory not owned at September 30, 2009, $4.3 million of which pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and $42,000 of which pertained to one of its homebuilding joint ventures. (See Note 8, “Variable Interest Entities (“VIE”),” and Note 9, “Investments in Joint Ventures.”)

At September 30, 2009, the Company had outstanding letters of credit under secured letter of credit agreements totaling $88.3 million. At December 31, 2008, the Company had outstanding letters of credit under its revolving credit facility totaling $95.7 million. Additionally, at September 30, 2009, it had development or performance bonds totaling $153.0 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements, compared to $199.0 million at December 31, 2008.  The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms.  To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

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

There were no significant changes to the Company’s critical accounting policies during the three-month period ended September 30, 2009. For the nine-month period ended September 30, 2009, there were no significant

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

changes to the Company’s critical accounting policies when compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In accordance with ASC 360, inventory is reviewed for potential write-downs on an ongoing basis.  ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows indicate that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of the asset is less than its carrying amount.  The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that the indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees and warranty, closing, carrying, selling, overhead and other related costs or similar assets to determine if the realizable value of the assets held are less than their respective carrying amounts.  In order to determine the assumed sales prices included in cash flow models, the Company analyzes the historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities.  In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area.  In order to estimate costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with vendors, adjusted for any anticipated cost reduction initiatives or increases.  The Company’s analysis of these communities generally assumes current pricing equal to current sales orders for particular or comparable communities.  For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years.  Once impaired, the Company’s determination of fair value and new cost basis is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets.  Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk.  Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to additional impairment charges in the future.

Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values.  Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory.  At September 30, 2009 and December 31, 2008, valuation reserves related to impaired inventories amounted to $484.5 million and $445.2 million, respectively.  The net carrying values of the related inventories amounted to

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

$375.7 million and $378.6 million at September 30, 2009 and December 31, 2008, respectively.  Inventory costs include direct costs of land and land development; material acquisition; and home construction expenses.  The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.  Management believes its processes are designed to properly assess the market and carrying values of assets.

Outlook

During the first nine months of 2009, the Company experienced a decline in sales orders for new homes, compared to the same period in 2008.  This decrease was due to broader market trends and economic conditions that contributed to soft demand for residential housing, as well as to a lower number of active communities.  Nearly all markets have been affected by rising unemployment, lower consumer sentiment and declining home prices.  At September 30, 2009, the Company’s backlog of orders for new homes totaled 2,429 units, or a projected dollar value of $592.7 million, reflecting a 22.9 percent decrease in dollar value from $768.9 million at September 30, 2008.  Recent activity by the federal government designed to stimulate the economy, combined with greater affordability resulting from lower home prices and interest rates, has improved demand during the third quarter of 2009, versus the same period in 2008, as measured by sales per active community.  The Company, however, is unable to predict whether this trend is sustainable.  By using initiatives to lower construction and overhead costs, the Company will balance cash preservation with the objective of returning to profitability.  In addition, it will seek to replace communities that are closing out with new land parcels designed to generate higher target margins.  As long as the imbalance of housing supply and demand continues, the Company will remain focused on its liquidity and balance sheet while also seeking to optimize its operating performance, thereby positioning itself for a return to a more favorable economic environment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2008.  For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC.  At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

The Company has a committee consisting of key officers, including the chief accounting officer and general counsel, to ensure that its disclosure controls and procedures are effective at the reasonable assurance level.  These disclosure controls and procedures are designed such that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At December 31, 2008, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002.  No material weaknesses were identified.  The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2009, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the three months ended September 30, 2009.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date.  At September 30, 2009, there was $142.3 million available for purchase in accordance with this authorization, or approximately 6.8 million shares, based on the Company’s stock price on that date.  This authorization does not have an expiration date.

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

THE RYLAND GROUP, INC.
Registrant

November 4, 2009	By:	/s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2009	By:	/s/ David L. Fristoe
Date	David L. Fristoe
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