Form 10-K
period 2009-12-31
RYLAND GROUP INC
filed 2010-02-26
CIK 85974

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act")

For the fiscal year ended December 31, 2009

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
Yes ☐    No ☐

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
Yes ☐    No ☒

The aggregate market value of the common stock of The Ryland Group, Inc. held by nonaffiliates of the registrant (42,857,359 shares) at June 30, 2009, was $718,289,337. The number of shares of common stock of The Ryland Group, Inc. outstanding on February 16, 2010, was 43,917,585.

DOCUMENT INCORPORATED BY REFERENCE

Name of Document	Location in Report
Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

PART I

Item 1.    Business

With headquarters in Southern California, The Ryland Group, Inc., a Maryland corporation (the "Company"), is one of the nation's largest homebuilders and a mortgage-finance company. The Company is traded on the New York Stock Exchange ("NYSE") under the symbol "RYL." Founded in 1967, the Company has built more than 285,000 homes. In addition, Ryland Mortgage Company and its subsidiaries ("RMC") have provided mortgage financing and related services for more than 240,000 homebuyers. The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company's business is conducted and located in the United States.

The Company's operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues in fiscal year 2009. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots. In addition to building single-family detached homes, the homebuilding segments also build attached homes, such as townhomes, condominiums and some mid-rise buildings, that share common walls and roofs. The Company builds homes for entry-level buyers, as well as for first- and second-time move-up buyers. Its prices generally range from $100,000 to more than $450,000, with the average price of a home closed during 2009 being $240,000. The financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers.

The Company has traditionally concentrated on expanding its operations by investing its available capital in both existing and new markets. The Company focuses on achieving a high return on invested capital and establishing profitable operations in every one of its markets. New and existing communities are evaluated based on return, profitability and cash flow benchmarks, and both senior and local management are incentivized based on the achievement of such returns. Management monitors the land acquisition process, sales revenues, margins and returns achieved in each of the Company's markets as part of its capital evaluation process. (See discussion in Part I, Item 1A, "Risk Factors.")

The Company is diversified throughout the United States and believes diversification not only reduces its exposure to economic and market fluctuations, but also enhances its growth potential. Capital is strategically allocated to avoid concentration in any given geographic area and to reduce the risk associated with excessive dependence on local market anomalies. Subject to macroeconomic and local market conditions, the Company generally tries to either manage its exposure or expand its presence in its existing markets in an effort to be among the largest builders in each of those markets. In managing its exposure, the Company may decide to exit a market or reduce its inventory position because of current factors or conditions, or it may be determined that a market is no longer viable for the achievement of the Company's strategic goals. It may seek diversification or expansion by selectively entering new markets, primarily through establishing start-up or satellite operations in markets near its existing divisions.

The Company's national scale has provided opportunities for the negotiation of volume discounts and rebates from material suppliers. Additionally, it has access to a lower cost of capital due to the strength and transparency of its balance sheet, as well as to its relationships within the banking industry and capital markets. While the Company's operating margins have suffered significantly in the current economic climate, it believes that economies of scale and diversification have contributed to improvements in its operating margins during periods of growth and mitigated its overall risk during most periods of declining housing demand.

Committed to product innovation, the Company conducts ongoing research into consumer preferences and trends. It is constantly adapting and improving its house plans, design features, customized options and mortgage programs. It strives to offer value, selection, location and quality to all homebuyers.

The Company is dedicated to building quality homes and customer relationships. With customer satisfaction as a major priority, it continues to make innovative enhancements designed to attract homebuyers. The Company continues to develop its ability to collect customer feedback, which includes online systems for tracking requests, processing issues and improving customer interaction. In addition, it uses a third party to analyze customer feedback in order to better serve its homebuyers' needs.

The Company enters into land development joint ventures, from time to time, as a means to building lot positions, reducing its risk profile and enhancing its return on capital. It periodically partners with developers, other homebuilders or financial investors to develop finished lots for sale to the joint ventures' members or other third parties.

By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers allows the Company to monitor its backlog and closing process. The majority of loans originated are sold within one business day of the date they close. The third-party purchaser then services and manages the loans.

Homebuilding

General

The Company's homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at December 31, 2009:

Region/Segment	Major Markets Served

North	Baltimore, Chicago, Delaware, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California's Central Valley, California's Coachella Valley, California's Inland Empire, Denver, Las Vegas and Phoenix

The Company has decentralized operations to provide more flexibility to its local division presidents and management teams. Each of its homebuilding divisions across the country generally consists of a division president; a controller; management personnel focused on land entitlement, acquisition and development, sales, construction, customer service, and purchasing; and accounting and administrative personnel. The Company's operations in each of its homebuilding markets may differ due to a number of market-specific factors. These factors include regional economic conditions and job growth; land availability and local land development; consumer preferences; competition from other homebuilders; and home resale activity. The Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and the allocation of its capital in existing markets. The Company's local management teams are familiar with these factors, and their market experience and expertise are critical in making decisions regarding local operations.

The Company provides oversight and centralizes key elements of its homebuilding business through its corporate and regional offices. The Company has two regional offices, each generally consisting of a region president; vice president of financial operations; and additional management personnel focused on human resources, real estate legal support, marketing and operations. Regional offices provide oversight and standardization, where appropriate. The staff in these offices monitors activities by using various operational metrics in order to achieve Company return benchmarks.

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

Homebuyers are able to customize certain features of their homes by selecting from numerous options and upgrades displayed in the Company's model homes and design centers. These design centers, which are conveniently located in most of the Company's markets, also represent increasing sources of additional revenue and profit for the Company. Custom options contributed approximately 17.6 percent of homebuilding revenues in 2009 and resulted in significantly higher margins in comparison to base homes.

Land Acquisition and Development

The Company's long-term objective is to control a portfolio of building lots sufficient to meet its anticipated homebuilding requirements for a period of approximately three to four years. The Company acquires land only after completing due diligence and feasibility studies. The land acquisition process is controlled by a corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and option contracts to control building lots for use in the sale and construction of homes. The Company's direct land acquisition activities include the purchase of finished lots from developers and the purchase of undeveloped entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

Although control of lot inventory through the use of option contracts minimizes the Company's investment, such a strategy is not viable in certain markets due to the absence of third-party land developers. In other markets, competitive conditions may prevent the Company from controlling quality lots solely through the use of option contracts. In such situations, the Company may acquire undeveloped entitled land and/or finished lots on a bulk basis. The Company utilizes the selective development of land to gain access to prime locations, increase margins and position itself as a leader in the area through its influence over a community's character, layout and amenities. After determining the size, style, price range, density, layout and overall design of a community, the Company obtains governmental and other approvals necessary to begin the development process. Land is then graded; roads, utilities, amenities and other infrastructures are installed; and individual homesites are created.

Materials Costs

Substantially all materials used in construction are available from a number of sources, but they may fluctuate in price due to various factors. To increase purchasing efficiencies, the Company not only standardizes certain building materials and products, but also acquires such products through national supply contracts. The Company has, on occasion, experienced shortages of certain materials. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

Construction

Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive-bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company's production team, which schedules and coordinates subcontractor work; monitors quality; and ensures compliance with local zoning and building codes. The Company requires substantially all of its subcontractors to have workers' compensation insurance and general liability insurance, including construction defect coverage. Construction time for homes depends on weather, availability of labor or subcontractors, materials, home size, geological conditions and other factors. The duration of the home construction process is generally between three and six months. The Company has an integrated financial and homebuilding management system that assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs, versus construction bids, for each community and subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

The Company, its subcontractors and its suppliers maintain insurance, subject to deductibles and self-insured amounts, to protect against various risks associated with homebuilding activities, including, among others, general liability, "all-risk" property, workers' compensation, automobile and employee fidelity. The Company accrues for expected costs associated with the deductibles and self-insured amounts, when appropriate.

Marketing

The Company generally markets its homes to entry-level and first- and second-time move-up buyers through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stages of a community's development. Employees and independent real estate brokers sell the Company's homes, generally by showing furnished models. A new order is reported when a customer's sales contract has been signed by the homebuyer, approved by the Company and secured by a deposit, subject to cancellation. The Company normally starts construction of a home when a customer has selected a lot, chosen a floor plan and received preliminary mortgage approval. However, construction may begin prior to this in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings. Homebuilding revenues are recognized when home sales are closed, title and possession are transferred to the buyer, and there is no significant continuing involvement from the homebuilder.

The Company advertises directly to potential homebuyers through the Internet and in newspapers and trade publications, as well as with marketing brochures and newsletters. It also uses billboards; radio and television advertising; and its Web site to market the location, price range and availability of its homes. The Company also attempts to operate in conspicuously located communities that permit it to take advantage of local traffic patterns. Model homes play a significant role in the Company's marketing efforts by not only creating an attractive atmosphere, but also by displaying options and upgrades.

The Company's sales contracts typically require an earnest money deposit. The amount of earnest money required varies between markets and communities. Buyers are generally required to pay additional deposits when they select options or upgrades for their homes. Most of the Company's sales contracts stipulate that, when homebuyers cancel their contracts with the Company, it has the right to retain their earnest money and option deposits; however, its operating divisions may refund a portion of such deposits. The Company's sales contracts may also include contingencies that permit homebuyers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified time period, or if they cannot sell an existing home. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer may vary, depending on customer preferences, permit approval and construction cycles.

Customer Service and Warranties

The Company's operating divisions are responsible for conducting pre-closing quality control inspections and responding to homebuyers' post-closing needs. The Company believes that prompt and courteous acknowledgment of its homebuyers' needs during and after construction reduces post-closing repair costs; enhances its reputation for quality and service; and ultimately leads to repeat and referral business.

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

Financial Services

The Company's financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. The Company's financial services segment includes RMC, RH Insurance Company, Inc. ("RHIC"), LPS Holdings Corporation and its subsidiaries ("LPS") and Columbia National Risk Retention Group, Inc. ("CNRRG"). By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers allows the Company to better monitor its backlog and closing process. The majority of loans originated are sold within one business day of the date they close. The third-party purchaser then services and manages the loans.

Loan Origination

In 2009, RMC's mortgage origination operations consisted primarily of the Company's homebuilder loans, which were originated in connection with sales of the Company's homes. During the year, mortgage operations originated 4,008 loans totaling $885.1 million, of which 99.8 percent was for purchases of homes built by the Company and the remaining amount was for either purchases of homes built by others, purchases of existing homes or for the refinancing of existing mortgage loans.

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

Title and Escrow Services

Cornerstone Title Company, doing business as Ryland Title Company, is a wholly-owned subsidiary of RMC that provides escrow and title services and acts as a title insurance agent primarily for the Company's homebuyers. It provided title services in Arizona, Colorado, Delaware, Florida, Illinois, Indiana, Maryland, Minnesota, Nevada, Texas and Virginia at December 31, 2009.

Insurance Services

Ryland Insurance Services ("RIS"), a wholly-owned subsidiary of RMC, provides insurance services to the Company's homebuyers. At December 31, 2009, RIS was licensed to operate in all of the states in which the Company's homebuilding segments operate. During 2009, it provided insurance services to 47.5 percent of the Company's homebuyers, compared to 49.5 percent during 2008.

RHIC, a wholly-owned subsidiary of the Company, provided insurance services to the homebuilding segments' subcontractors in certain markets. Effective June 1, 2008, RHIC ceased providing such services. Registered and licensed under Section 431, Article 19 of the Hawaii Revised Statutes, RHIC is required to meet certain minimum capital and surplus requirements. Additionally, no dividends may be paid without prior approval of the Hawaii Insurance Commissioner.

CNRRG is a wholly-owned subsidiary of the Company and some of its affiliates. CNRRG was established to directly offer insurance, specifically structural warranty coverage, to protect homeowners against liability risks arising in connection with the homebuilding business of the Company and its affiliates.

Corporate

Corporate is a non-operating business segment whose purpose is to support operations. Corporate is responsible for establishing operational policies and internal control standards; implementing strategic initiatives; and monitoring compliance with policies and controls throughout the Company's operations. Corporate acts as an internal source of capital and provides financial, human resource, information technology, insurance, legal, marketing, national purchasing and tax compliance services. In addition, it performs administrative functions associated with a publicly traded entity.

Real Estate and Economic Conditions

The Company is significantly affected by fluctuations in economic activity, interest rates and levels of consumer confidence. The effects of these fluctuations differ among the various geographic markets in which the Company operates. Higher interest rates and the availability of homeowner financing may affect the ability of buyers to qualify for mortgage financing and decrease demand for new homes. As a result, rising interest rates generally will decrease the Company's home sales and mortgage originations. In addition, a continued decline in the availability of mortgage products, due to the continued tightening of credit standards, negatively impacted the Company's ability to attract homebuyers during 2009. The Company's business is also affected by national and local economic conditions, such as employment rates, consumer confidence and housing demand. All of the Company's markets have experienced a significant decline in housing demand.

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

Competition

The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. The strong presence of national homebuilders, plus the viability of regional and local homebuilders, impacts the level of competition in many markets. The Company also competes with other housing alternatives, including existing homes and rental properties. Principal competitive factors in the homebuilding industry include price; design; quality; reputation; relationships with developers; accessibility of subcontractors; availability and location of lots; and availability of customer financing. The Company's financial services segment competes with other mortgage bankers to arrange financing for homebuyers. Principal competitive factors include interest rates, fees and other mortgage loan product features available to the consumer.

Employees

At December 31, 2009, the Company had 1,019 employees. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Web Site Access to Reports

The Company files annual, quarterly and special reports; proxy statements; and other information with the U.S. Securities and Exchange Commission ("SEC") under the Exchange Act and the Securities Act of 1933, as amended (the "Securities Act"). The Company files information electronically with the SEC, and its filings are available from the SEC's Web site at www.sec.gov. The Company's Web site address is www.ryland.com. Information on the Company's Web site is not part of this report. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Web site as soon as possible after it electronically files such material with or furnishes it to the SEC. To retrieve any of this information, visit www.ryland.com, select "Investors" and scroll down the page to "SEC Filings." The Company uses its Web site as one method for distributing information about the Company to the securities marketplace.

Item 1A.    Risk Factors

The homebuilding industry is cyclical in nature and has experienced downturns, which have in the past and may in the future cause the Company to incur losses in financial and operating results.

The Company is affected by the cyclical nature of the homebuilding industry which is sensitive to many factors, including fluctuations in general and local economic conditions, interest rates, housing demand, employment levels, levels of new and existing homes for sale, demographic trends, availability of homeowner financing and levels of consumer confidence. In 2009, the markets served by the Company and the U.S. homebuilding industry as a whole continued to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available-for-sale. The homebuilding industry has been impacted by a lack of consumer confidence and industrywide softening of demand for new homes, which has resulted in increased supplies of resale and new home inventories. In addition, an oversupply of alternatives to new homes, such as rental properties and existing homes, has depressed prices and reduced margins for the sale of new homes. These trends resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders of discounts, incentives, price concessions and other marketing efforts to close home sales in 2009, compared to the past several years. Reflecting these supply and demand trends, the Company experienced a large drop in net orders, a decline in the selling price of new homes sold and a reduction in margins in 2009 relative to prior years. The Company cannot predict how long these market conditions will persist and what affect they might have on the Company's financial and operating performance.

Because almost all of the Company's homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, as well as the Company's future operating and financial results.

The Company's business and earnings depend on the ability of its homebuyers to obtain financing for the purchase of their homes. Many of the Company's homebuyers must sell their existing homes in order to buy a home from the Company. During 2009 and 2008, the mortgage lending industry as a whole experienced significant instability due to, among other things, defaults on subprime and other loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and an increase in indemnity claims for mortgages which were originated and sold by the Company. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of new homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of the Company's homes. In general, these developments have resulted in a reduction in demand for the homes sold by the Company and have delayed any general improvement in the housing market. Furthermore, they have resulted in a reduction in demand for the mortgage loans that the Company originates through RMC. If the Company's potential homebuyers or the buyers of the homebuyers' existing homes cannot obtain suitable financing, or if increased indemnity claims are made for mortgages that are originated and sold, the result will have an adverse effect on the Company's operating and financial results and performance.

Interest rate increases or changes in federal lending programs or regulation could lower demand for the Company's homes and affect the Company's profitability.

Nearly all of the Company's customers finance the purchase of their homes. Prior to 2006, historically low interest rates and the increased availability of specialized mortgage products, including mortgage products requiring no or low down payments, and interest-only and adjustable-rate mortgages, made homebuying more affordable for a number of customers and more available to customers with lower credit scores.

Increases in interest rates or decreases in the availability of mortgage financing or of certain mortgage programs, as discussed above, may lead to fewer mortgage loans being provided, higher down payment requirements or monthly mortgage costs, or a combination of the foregoing, and, as a result, reduce demand for our homes. Increased interest rates can also hinder the Company's ability to realize its backlog because the Company's home purchase contracts provide its customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for adequate financing. As a result, rising interest rates can decrease the Company's home sales and mortgage originations. Any of these factors could have an adverse impact on the Company's results of operations or financial position.

As a result of the turbulence in the credit markets and mortgage finance industry in 2008, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of the Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and VA. FHA-backing of mortgages has recently been particularly important to the mortgage finance industry and to the Company's business. In 2009, 48.5 percent of the Company's homebuyers that chose to finance with RMC purchased a home using a FHA-backed loan. In addition, the Federal Reserve has purchased a sizeable amount of mortgage-backed securities in part to stabilize mortgage interest rates and to support the market for mortgage-backed securities. The availability and affordability of mortgage loans, including the consumer interest rates for such loans, could be adversely affected by a curtailment or ceasing of the federal government's mortgage-related programs or policies. The Federal Reserve, for example, has announced that it expects to end its purchases of mortgage-backed securities in early 2010. The FHA recently reported that its cash reserves have fallen below legal requirements due primarily to defaults on mortgages it has insured and, as a result, it has and may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels.

Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of the Company's homes, any limitations or restrictions in the availability of such government-backed financing could reduce its home sales and adversely affect the Company's results of operations, including the income from RMC.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual's federal, and in some cases state, taxable income, subject to various limitations, under current tax law and policy. If the federal government or a state government changes income tax laws, as some policy makers have discussed, by eliminating or substantially reducing these income tax benefits, the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for and/or sales prices of new homes.

Additionally, the Company's home sales increased in 2009 in part because of federal and state tax credits made available to certain qualifying homebuyers. These tax credits are expected to be eliminated or curtailed in 2010, which could adversely affect the Company's orders, cancellation rates and results of operations in 2010.

The Company is subject to inventory risk for its land, options for land, building lots and housing inventory.

The market value of the Company's land, building lots and housing inventories fluctuates as a result of changing market and economic conditions. In addition, inventory carrying costs can result in losses in poorly performing projects or markets. Changes in economic and market conditions have caused the Company to dispose of land, options for land and housing inventories on a basis that has resulted in a loss and required the Company to write down or reduce the carrying value of its inventory. During the year ended December 31, 2009, the Company decided not to pursue development and construction in certain areas where it held land or had made option deposits, which resulted in $8.4 million in recorded write-offs of option deposits and preacquisition costs. In addition, market conditions led to recorded land-related impairments on communities and land in the aggregate amount of $193.4 million during the same period. The Company can provide no assurance that it will not need to record additional write-offs in the future.

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

The residential housing industry is highly competitive. The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. In 2009, this competition caused the Company to adjust selling prices in response to competitive conditions in the markets in which it operates and required the Company to increase selling incentives. We cannot predict whether these measures will be successful or if additional incentives will be made in the future. The Company also competes with other housing alternatives, including existing homes and rental housing. Principal competitive factors in homebuilding are home price, availability of customer financing, design, quality, reputation, relationship with developers, accessibility of subcontractors, and availability and location of homesites. Any of the foregoing factors could have an adverse impact on the Company's financial performance and results of operations.

The Company's financial services segment competes with other mortgage bankers to arrange financing for homebuyers. Principal competitive factors include interest rates, fees and other features of mortgage loan products available to the consumer.

Because the Company's business is subject to various regulatory and environmental limitations, it may not be able to conduct its business as planned.

The Company's homebuilding segments are subject to various local, state and federal laws, statutes, ordinances, rules and regulations concerning zoning, building design, construction, stormwater permitting and discharge and similar matters, as well as open space, wetlands and environmentally protected areas. These include local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area, as well as other municipal or city land planning restrictions, requirements or limitations. The Company may also experience periodic delays in homebuilding projects due to regulatory compliance, municipal appeals and other government planning processes in any of the areas in which it operates. These factors could result in delays or increased cost of operations.

With respect to originating, processing, selling and servicing mortgage loans, the Company's financial services segment is subject to the rules and regulations of the FHA, FHLMC, FNMA, VA and U.S. Department of Housing and Urban Development. Mortgage origination activities are further subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and their associated regulations. These and other federal and state statutes and regulations prohibit discrimination and establish underwriting guidelines which include provisions for audits, inspections and appraisals, require credit reports on prospective borrowers, fix maximum loan amounts and require the disclosure of certain information concerning credit and settlement costs. The Company is required to submit audited financial statements annually, and each agency or other entity has its own financial requirements. The Company's affairs are also subject to examination by these entities at all times to assure compliance with applicable regulations, policies and procedures.

The Company's ability to grow the business and operations of the Company depends to a significant degree upon the Company's ability to access capital on favorable terms.

The ability to access capital on favorable terms is an important factor in growing the Company's business and operations in a profitable manner. In December 2007, Moody's lowered the Company's debt rating to non-investment grade with a negative outlook, and Standard & Poor's ("S&P's") also reduced the Company's investment grade rating to non-investment grade in May 2008. The Company received additional downgrades from these agencies in 2008. In 2009, Moody's and S&P's increased the Company's rating outlook to stable from negative. The loss of an investment grade rating affects the cost, availability and terms of credit available to the Company and may make it more difficult and costly for it to access the debt capital markets for funds that may be required to implement its business plans.

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

The Company has experienced and continues to experience substantial operating losses, including realized losses for tax purposes from sales of inventory and land previously written down for financial statement purposes, which would produce net operating losses and unrealized losses that may reduce potential future federal income tax obligations. It may also generate net operating loss carryforwards in future years.

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

In late 2008 and in early 2009, the Company adopted a shareholder rights plan, and amended its charter to implement certain share transfer restrictions, in order to seek to preserve stockholder value and the value of certain tax assets primarily associated with net loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. The shareholder rights plan and the charter provisions are intended to prevent share transfers which could cause a loss of these tax assets. The Company can provide no assurance that the rights plan and the new charter provision will protect the Company's ability to use its net operating losses and unrealized losses to reduce potential future federal income tax obligations. (See Note K, "Common Stock.")

In addition, the Company's stockholders approved an Amendment to its Articles of Incorporation at its 2009 Annual Meeting of Stockholders to preserve the value of certain tax assets associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company leases office space for its corporate headquarters in Calabasas, California, and for its IT Department and RMC's operations center in Scottsdale, Arizona. In addition, the Company leases office space in the various markets in which it operates.

Item 3.    Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2009, there were no matters submitted to a vote of security holders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity, Common Stock Prices and Dividends

The Company lists its common shares on the NYSE, trading under the symbol "RYL." The latest reported sale price of the Company's common stock on February 16, 2010, was $23.73, and there were approximately 2,191 common stockholders of record.

The table below presents high and low market prices, as well as dividend information, for the Company.

2009	HIGH	LOW	DIVIDENDS DECLARED PER SHARE	2008	HIGH	LOW	DIVIDENDS DECLARED PER SHARE

First quarter	$20.50	$11.95	$0.03	First quarter	$35.64	$20.25	$0.12
Second quarter	24.92	15.63	0.03	Second quarter	37.85	21.81	0.12
Third quarter	24.94	14.85	0.03	Third quarter	30.00	18.11	0.12
Fourth quarter	22.73	17.61	0.03	Fourth quarter	27.75	9.95	0.03

Issuer Purchases of Equity Securities

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company's stock price on that date. During 2007, approximately 747,000 shares had been repurchased in accordance with this authorization. At December 31, 2009, there was $142.3 million, or approximately 7.2 million additional shares, available for purchase in accordance with this authorization, based on the Company's stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the years ended December 31, 2009 or 2008.

Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company's cumulative total stockholder returns since December 31, 2004, to the Dow Jones U.S. Home Construction and S&P 500 indices for the calendar years ended December 31:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among The Ryland Group, Inc., The S&P 500 Index
And The Dow Jones U.S. Home Construction Index

    * $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company's equity compensation plan information as of December 31, 2009, is summarized as follows:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,303,509	$ 36.43	1,988,012
Equity compensation plans not approved by stockholders[1]	–	–	–

1
The Company does not have any equity compensation plans that have not been approved by stockholders.

Item 6.    Selected Financial Data

(in millions, except per share data)	2009	2008	2007	2006	2005

ANNUAL RESULTS
REVENUES
Homebuilding	$1,242	$1,912	$2,960	$4,654	$4,726
Financial services	42	64	92	126	117

TOTAL REVENUES	1,284	1,976	3,052	4,780	4,843

Cost of sales	1,319	2,003	3,034	3,640	3,538
(Earnings) loss from unconsolidated joint ventures	–	44	–	–	–
Selling, general and administrative	225	334	438	565	576
Interest	14	–	–	–	–

TOTAL EXPENSES	1,558	2,381	3,472	4,205	4,114

Gain from marketable securities, net	4	–	–	–	–
Income (loss) related to early retirement of debt, net	11	(1)	–	(8)	(8)

Earnings (loss) before taxes	(259)	(406)	(420)	567	721
Tax expense (benefit)	(97)	(9)	(86)	207	274

NET EARNINGS (LOSS)	$(162)	$(397)	$(334)	$360	$447

YEAR-END POSITION
ASSETS
Cash, cash equivalents and marketable securities	$815	$423	$244	$215	$461
Housing inventories	667	1,096	1,813	2,772	2,580
Other assets	203	343	493	428	342

TOTAL ASSETS	1,685	1,862	2,550	3,415	3,383

LIABILITIES
Debt	856	789	838	948	918
Other liabilities	247	334	518	774	914

TOTAL LIABILITIES	1,103	1,123	1,356	1,722	1,832

NONCONTROLLING INTEREST	–	14	69	182	175

STOCKHOLDERS' EQUITY	$582	$725	$1,125	$1,511	$1,376

PER COMMON SHARE DATA
NET EARNINGS (LOSS)
Basic	$(3.74)	$(9.33)	$(7.92)	$8.14	$9.52
Diluted	(3.74)	(9.33)	(7.92)	7.83	9.03
DIVIDENDS DECLARED	$0.12	$0.39	$0.48	$0.48	$0.30
STOCKHOLDERS' EQUITY	$13.27	$16.97	$26.68	$35.46	$29.68

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. The factors and assumptions upon which any forward-looking statements herein are based are subject to risks and uncertainties which include, among others:

•
economic changes nationally or in the Company's local markets, including volatility and increases in interest rates, the impact of governmental stimulus and tax programs, inflation, changes in consumer demand and confidence levels and the state of the market for homes in general;
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

Results of Operations
Overview

Operating conditions in the homebuilding industry remained difficult in 2009, extending the downturn which began in 2006. Since the latter half of 2007, the lack of availability of mortgage products resulting from an industrywide increase in loan delinquency and foreclosure rates, as well as the related tightening of credit standards, has impacted the housing industry and the Company's ability to attract qualified homebuyers. These factors have not only exacerbated already high inventory levels of new and resale homes, but also weakened consumer confidence. Demand pressure from foreclosures and unsettled credit markets continued through 2009, while rising unemployment slowed the decline in existing and new housing inventories. Sales rates remained weak during 2009, and the Company continued to report declines in the volume of homes sold, as well as in prices. As a result, additional valuation adjustments were recorded. The Company has continued its operating strategy of focusing on cash generation; opportunistic land sales; monetization of its deferred tax assets; reductions in excess inventory and existing commitments to purchase land through contract renegotiations and cancellations; controlled development spending; renegotiations of contracts with subcontractors and suppliers; reductions in overhead expense to more closely match projected volume levels; and repayment, replacement or repurchase of near-term debt to extend maturities. As a consequence of the Company's cash preservation efforts, a slow decrease in land prices relative to home price declines and an emphasis on closing communities having a low number of remaining homes to sell, the Company operated from 33.8 percent fewer active communities at December 31, 2009, versus December 31, 2008, and its inventory of lots controlled as of December 31, 2009, was down 15.5 percent from a year ago. Because the supply of well-priced land available for development remains somewhat constrained, replacing communities in selective markets is rapidly becoming one of the Company's greatest challenges, as well as one of its highest priorities, as it looks for opportunities to return to growth and profitability. The Company began to see some improvement in market conditions during the second half of 2009 as evidenced by price stabilization in certain markets, declining cancellation rates, and lower sales incentives and discounts on homes sold. The Company believes that access to traditional capital will be constrained in the early stages of a recovery and that lenders will migrate to the homebuilders with the strongest balance sheets. The Company believes that its cash balances, low net debt-to-capital ratio, lean operating structure and access to liquidity will allow it to take advantage of opportunities that may arise, thereby facilitating accelerated growth and market share as conditions improve.

Because conditions remained difficult in 2009, evaluation of the Company's assets through quarterly impairment analyses resulted in $202.0 million of inventory and other valuation adjustments during the course of the year. A charge of $8.2 million related to the abandonment of land purchase option contracts reflects the deterioration of specific related returns and/or unsuccessful renegotiations of land acquisition contract terms.

In addition, the Company recorded a net valuation allowance of $2.1 million against its deferred tax assets. These assets were largely the result of inventory impairments taken, and the allowance against them reflects uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future years, it will reverse the allowance, which will have the effect of reducing the effective income tax rate.

For the year ended December 31, 2009, the Company reported a consolidated net loss of $162.5 million, or $3.74 per diluted share, compared to a consolidated net loss of $396.6 million, or $9.33 per diluted share, for 2008 and a consolidated net loss of $333.5 million, or $7.92 per diluted share, for 2007. The decrease in loss for 2009, compared to 2008, was primarily due to lower inventory and other valuation adjustments and write-offs, as well as to a decrease in selling, general and administrative expense, a reduction in loss from land sales and a significant income tax benefit, partially offset by declines in closings and home prices. The increase in loss for 2008, compared to 2007, was primarily due to a decline in revenues and a higher deferred tax valuation allowance, resulting from deteriorating market conditions, as well as from a more competitive sales environment in most markets, partially offset by lower inventory valuation adjustments and other write-offs.

The Company's revenues were $1.3 billion for the year ended December 31, 2009, compared to $2.0 billion for the same period in 2008, a decrease of $692.5 million, or 35.0 percent. This decrease was primarily attributable to declines in closings, average closing price and mortgage originations. The Company's revenues for 2008 decreased from 2007 levels by $1.1 billion, or 35.2 percent, primarily due to a decline in closings, average closing price and mortgage originations, as well as from a more competitive sales environment in most markets. Revenues for the homebuilding and financial services segments were $1.2 billion and $41.9 million in 2009, respectively, compared to $1.9 billion and $64.5 million in 2008, and $3.0 billion and $91.7 million in 2007, respectively. Homebuilding pretax operating margins were negative 19.8 percent for 2009, negative 20.2 percent for 2008 and negative 14.4 percent for 2007. The improvement in margin for 2009, compared to 2008, was primarily due to a decline in inventory and other valuation adjustments and write-offs.

New orders decreased 12.2 percent to 5,302 units for the year ended December 31, 2009, from 6,042 units for the same period in 2008, primarily due to a lower number of open communities and soft demand in most markets. New order dollars decreased 14.8 percent for the year ended December 31, 2009, compared to 2008. In July 2008, Congress passed and the President signed into law H.R. 3221, which includes the "American Housing Rescue and Foreclosure Prevention Act of 2008." Among other provisions, this law eliminated seller-funded down payment assistance on FHA-insured loans approved on or after October 1, 2008. Of the Company's total home closings in fiscal 2008, approximately 18.3 percent were funded with mortgage loans involving seller-financed down payment assistance programs. While the Company may obtain other down payment assistance and mortgage financing alternatives for its buyers, the elimination of seller-financed down payment assistance programs has had a negative impact on sales and revenues. In February 2009, the "American Recovery and Reinvestment Act of 2009" was enacted. This legislation included a federal tax credit for qualified, first-time homebuyers purchasing and closing a principal residence on or after January 1, 2009, and before December 1, 2009. In November 2009, this credit was expanded to be available to more homebuyers and extended until June 30, 2010. The Company's sales in future periods may be adversely affected when this tax credit expires. As a result of decreased prices, low interest rates and tax incentives, the affordability of homes in most of the Company's markets improved in the second half of 2009. Cancellation rates began to approach more conventional levels during the second half of 2009, and sales discounts and incentive rates began to decline in the fourth quarter of 2009. Sales per community have risen in 2009, compared to 2008.

Consolidated inventories owned by the Company, which includes homes under construction; land under development and improved lots; and inventory held-for-sale, declined 38.3 percent to $667.3 million at December 31, 2009, from $1.1 billion at December 31, 2008. Homes under construction decreased by 27.1 percent to $338.9 million at December 31, 2009, compared to $464.8 million at December 31, 2008. Land under development and improved lots decreased by 51.3 percent to $266.3 million at December 31, 2009, compared to $547.3 million at December 31, 2008. Inventory held-for-sale decreased 9.9 percent to $62.1 million at December 31, 2009, compared to $69.0 million at December 31, 2008. The Company had 322, 543 and 796 model homes totaling $70.7 million, $125.1 million and $184.1 million at December 31, 2009, 2008 and 2007, respectively. This decrease was due to the aforementioned decline in the number of active communities and an emphasis on closing slow-selling communities with a low number of remaining homes in order to reduce selling expenses. In addition, the Company had 429, 639 and 823 started and unsold homes totaling $67.6 million, $126.6 million and $164.6 million at December 31, 2009, 2008 and 2007, respectively.

Housing gross margins rose by 7.6 percent since the first quarter of 2009, and selling, general and administrative expense has decreased to levels the Company believes are commensurate with current volume levels. The Company ended the year with $814.9 million in cash, cash equivalents and marketable securities; $93.2 million in net current taxes receivable; and no senior debt maturities until 2012. The Company's net debt-to-capital ratio, including marketable securities, was 6.6 percent at December 31, 2009, compared to 33.5 percent at December 31, 2008. The net debt-to-capital ratio, including marketable securities, is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders' equity, net of cash, cash equivalents and marketable securities. The Company believes the net debt-to-capital ratio is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders. Its investments in joint ventures at December 31, 2009, were not significant. The Company's deferred tax valuation allowance totaled $221.1 million at December 31, 2009, and should reduce its effective income tax rate in the future. As a result of inventory valuation adjustments and allowances provided for deferred tax assets, as well as other losses from operations, stockholders' equity per share declined by 21.8 percent to $13.27 at December 31, 2009, compared to $16.97 at December 31, 2008.

Homebuilding Overview

The combined homebuilding operations reported pretax losses of $245.3 million, $385.9 million and $425.0 million for 2009, 2008 and 2007, respectively. Homebuilding results in 2009 improved from 2008 primarily due to lower inventory valuation adjustments and write-offs, as well as to a decrease in selling, general and administrative expense and to a reduction in loss from land sales, partially offset by declines in closings and home prices. Homebuilding results in 2008 improved from 2007 due to lower inventory valuation adjustments and write-offs, partially offset by a decline in closings, a decrease in housing gross margin and an increase in loss from land sales.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2009	2008	2007

REVENUES
Housing	$1,230,691	$1,856,647	$2,937,435
Land and other	11,020	54,984	22,759

TOTAL REVENUES	1,241,711	1,911,631	2,960,194
EXPENSES
Cost of sales
Housing	1,105,269	1,642,389	2,434,774
Land and other	12,004	80,833	20,589
Valuation adjustments and write-offs	201,574	280,120	578,778

Total cost of sales	1,318,847	2,003,342	3,034,141
(Earnings) loss from unconsolidated joint ventures	(333)	43,900	(342)
Selling, general and administrative	154,186	250,278	351,376
Interest	14,350	–	–

TOTAL EXPENSES	1,487,050	2,297,520	3,385,175

PRETAX LOSS	$(245,339)	$(385,889)	$(424,981)

Closings (units)	5,129	7,352	10,319
Housing gross profit margins	(5.5)%	(3.2)%	(0.4)%
Selling, general and administrative	12.4%	13.1%	11.9%

New orders represent sales contracts that have been signed by the homebuyer and approved by the Company, subject to cancellations. The dollar value of new orders decreased $217.8 million, or 14.8 percent, to $1.3 billion for the year ended December 31, 2009, from $1.5 billion for the year ended December 31, 2008. The dollar value of new orders declined by 39.2 percent to $1.5 billion in 2008 from $2.4 billion for the same period in 2007. This decrease in new orders was primarily attributable to poor overall economic conditions, high unemployment, soft demand, and high existing and new home inventory levels in most markets. Cancellation rates totaled 21.7 percent, 35.0 percent and 37.0 percent for the years ended December 31, 2009, 2008 and 2007, respectively. Unit orders decreased 12.2 percent to 5,302 new orders in 2009, compared to 6,042 new orders in 2008. Unit orders declined 32.7 percent to 6,042 new orders in 2008, compared to 8,982 new orders in 2007.

Homebuilding revenues fell 35.0 percent for 2009, compared to 2008, due to a 30.2 percent decrease in closings and a 4.8 percent decline in average closing price. Homebuilding revenues fell 35.4 percent for 2008, compared to 2007, due to a 28.8 percent decrease in closings and an 11.6 percent decline in average closing price.

In order to manage risk and return of land investments, match land supply with anticipated volume levels and monetize marginal land positions through the carryback of tax losses, the Company executed several land and lot sales during the year. Homebuilding revenues for the year ended December 31, 2009, included $11.0 million from land and lot sales, compared to $55.0 million for 2008 and $21.2 million for 2007, which resulted in net losses of $983,000 and $25.8 million in 2009 and 2008, respectively, compared to a net gain of $2.2 million in 2007.

Housing gross profit margins averaged negative 5.5 percent for 2009, a decrease from negative 3.2 percent for 2008 and negative 0.4 percent for 2007. The decline in 2009 was primarily attributable to inventory and other valuation adjustments and write-offs, as well as to price reductions that related to home deliveries. The gross profit margin from land sales was negative 8.9 percent for December 31, 2009, compared to negative 47.0 percent and 10.3 percent for the years ended December 31, 2008 and 2007, respectively. Price concessions and sales incentives, as a percentage of revenues, totaled 15.4 percent, 15.0 percent and 12.1 percent for the years ended December 31, 2009, 2008 and 2007, respectively.

As required by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 360 ("ASC 360"), "Property, Plant and Equipment" (formerly Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets"), inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; and the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated. Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

The following table provides the total number of communities impaired during the years ended December 31, 2009, 2008 and 2007:

	2009	% CHG	2008	% CHG	2007	% CHG

North	28	(28.2)%	39	95.0%	20	233.3%
Southeast	41	13.9	36	20.0	30	2,900.0
Texas	7	(12.5)	8	60.0	5	400.0
West	13	(66.7)	39	(18.8)	48	380.0

Total	89	(27.0)%	122	18.4%	103	472.2%

The following table provides the Company's total number of communities, including selling, held-for-sale or future development at December 31, 2009, 2008 and 2007:

	2009	% CHG	2008	% CHG	2007	% CHG

North	62	(28.7)%	87	(26.9)%	119	(5.6)%
Southeast	108	(13.6)	125	(17.2)	151	(7.4)
Texas	79	(15.1)	93	(6.1)	99	6.5
West	24	(31.4)	35	(35.2)	54	(34.1)

Total	273	(19.7)%	340	(19.6)%	423	(8.8)%

At December 31, 2009, 59 of these communities were held-for-sale, of which 34 communities had less than 20 lots remaining. Due to continued pressure on home prices symptomatic of excess home inventories and increasingly competitive home pricing in many markets, the Company recorded inventory impairment charges of $193.0 million, $257.4 million and $504.0 million during the years ended December 31, 2009, 2008 and 2007, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair value. During 2009, approximately 91 percent of these impairment charges were recorded to residential land and lots and to land held for development, while approximately 9 percent of these charges were recorded to residential construction in progress and finished homes in inventory. At December 31, 2009, the fair value of the Company's inventory subject to valuation adjustments of $192.8 million during the year was $137.8 million. Inventory and other impairment charges, as well as write-offs of deposits and acquisition costs, reduced total housing gross profit margins by 15.7 percent, 14.8 percent and 17.5 percent in the years ended December 31, 2009, 2008 and 2007, respectively. Should market conditions continue to deteriorate or costs increase, it is possible that the Company's estimates of undiscounted cash flows from its communities could decline, resulting in additional future inventory impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue. During the year ended December 31, 2009, the Company wrote off $8.2 million of earnest money deposits and $179,000 of feasibility costs. For the same period in 2008, write-offs of earnest money deposits and feasibility costs related to land purchase option contracts that it did not pursue were $21.7 million and $795,000, respectively. For the same period in 2007, write-offs of earnest money deposits and feasibility costs were $72.6 million and $4.6 million, respectively. Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Selling, general and administrative expense was 12.4 percent of revenues for 2009, 13.1 percent for 2008 and 11.9 percent for 2007.

	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
(in millions)	DOLLARS	RATIO

2009	$154	12.4%
2008	250	13.1
2007	351	11.9

The percentage decrease in the selling, general and administrative expense ratio for 2009, compared to 2008, was primarily attributable to cost-saving initiatives; lower marketing and advertising expenditures per unit; and reduced expenses related to severance, relocation, and model abandonment, partially offset by a decline in revenues. The percentage increase for 2008, compared to 2007, was mainly attributable to a decline in revenues, as well as to severance, relocation, model abandonment, and goodwill impairment costs and charges that collectively totaled $25.9 million, partially offset by lower marketing and advertising costs per unit. In dollars, selling, general and administrative expense decreased $96.1 million for the year ended December 31, 2009, versus 2008, and $101.1 million for the year ended December 31, 2008, versus 2007.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $53.5 million, $46.9 million and $62.0 million in 2009, 2008 and 2007, respectively. During 2009, the homebuilding segment recorded $14.4 million of interest expense, while all interest incurred during 2008 and 2007 was capitalized. The increase in interest expense in 2009 was due to a higher ratio of debt to inventory under development. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

Homebuilding Segment Information

The Company's homebuilding operations consist of four geographically determined regional reporting segments: North, Southeast, Texas and West.

Conditions have been most challenging in geographical areas that have previously experienced the highest price appreciation. These areas were primarily in the California, Chicago, Florida, Las Vegas, Phoenix and Washington, D.C., markets. As a result of decreased demand, changes in buyer perception and foreclosure activity, the excess supply of housing inventory has been greater in these areas. An attempt to sustain market share, reduce inventory investment and maintain sales volume has caused the Company to experience the highest relative levels of sales discounting and impairments in these markets over the last several years. Of the Company's total lots with valuation adjustments during the year ended December 31, 2009, 38.1 percent were impaired in the North, 42.6 percent in the Southeast, 5.7 percent in Texas and 13.6 percent in the West. The percentage impaired in the West declined in 2009 as the result of a decrease in the number of lots controlled and a stabilization of market conditions in some of those areas.

The following table provides a summary of the Company's inventory and other impairments taken during the years ended December 31, 2009, 2008 and 2007:

(in thousands)	2009	2008	2007

NORTH
Housing inventory valuation adjustments	$89,573	$95,882	$86,957
Land inventory valuation adjustments	–	3,155	–
Option deposit and feasibility cost write-offs	4,814	4,906	27,337
Joint venture and other* impairments	–	35,903	–

Total	94,387	139,846	114,294
SOUTHEAST
Housing inventory valuation adjustments	72,404	63,240	112,721
Land inventory valuation adjustments	5,400	11,573	–
Option deposit and feasibility cost write-offs	2,259	5,834	25,250
Joint venture and other* impairments	66	3,390	2,073

Total	80,129	84,037	140,044
TEXAS
Housing inventory valuation adjustments	3,695	10,437	2,744
Land inventory valuation adjustments	2,858	689	–
Option deposit and feasibility cost write-offs	1,180	11,319	775
Joint venture and other* impairments	25	227	31

Total	7,758	22,672	3,550
WEST
Housing inventory valuation adjustments	18,609	37,551	237,261
Land inventory valuation adjustments	425	34,862	64,272
Option deposit and feasibility cost write-offs	105	392	23,805
Joint venture and other* impairments	562	8,922	15,520

Total	19,701	81,727	340,858
TOTAL
Housing inventory valuation adjustments	184,281	207,110	439,683
Land inventory valuation adjustments	8,683	50,279	64,272
Option deposit and feasibility cost write-offs	8,358	22,451	77,167
Joint venture and other* impairments	653	48,442	17,624

Total	$201,975	$328,282	$598,746

*
Includes impairments to other assets

New Orders

New orders for 2009 decreased 12.2 percent to 5,302 units from 6,042 units for 2008 and new order dollars declined 14.8 percent for the year ended December 31, 2009, compared to 2008. New orders for 2009 decreased 10.7 percent in the North, 12.7 percent in the Southeast, 11.6 percent in Texas and 15.5 percent in the West, compared to 2008. New orders for 2008 decreased 29.1 percent in the North, 33.4 percent in the Southeast, 27.9 percent in Texas and 44.1 percent in the West, compared to 2007. However, sales per community have increased in all regions for 2009, versus

2008. In 2009 and 2008, the decline in new orders was primarily due to soft demand and weakened consumer confidence; rising levels of foreclosures and overall housing inventory; increasing competition for a diminished number of buyers; and declining community counts resulting from project abandonment and low land acquisition activity in most markets.

The following table provides the number of the Company's active communities:

	DECEMBER 31,
	2009	% CHG	2008	% CHG	2007	% CHG

North	48	(39.2)%	79	(30.1)%	113	(1.7)%
Southeast	66	(25.8)	89	(36.0)	139	0.7
Texas	52	(30.7)	75	(24.2)	99	(1.0)
West	16	(50.0)	32	(37.3)	51	(20.3)

Total	182	(33.8)%	275	(31.6)%	402	(3.6)%

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

The following table is a summary of the Company's new orders (units and aggregate sales value) for the years ended December 31, 2009, 2008 and 2007:

	2009	% CHG	2008	% CHG	2007	% CHG

UNITS
North	1,581	(10.7)%	1,770	(29.1)%	2,496	(16.4)%
Southeast	1,431	(12.7)	1,640	(33.4)	2,461	(22.2)
Texas	1,503	(11.6)	1,701	(27.9)	2,359	(27.1)
West	787	(15.5)	931	(44.1)	1,666	(4.6)

Total	5,302	(12.2)%	6,042	(32.7)%	8,982	(19.3)%

DOLLARS (in millions)
North	$416	(11.7)%	$471	(38.5)%	$765	(21.1)%
Southeast	322	(20.0)	403	(38.4)	653	(29.1)
Texas	346	(5.9)	368	(25.5)	494	(24.3)
West	175	(25.6)	235	(54.6)	518	(22.2)

Total	$1,259	(14.8)%	$1,477	(39.2)%	$2,430	(24.3)%

The following table provides the Company's cancellation percentages for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

North	25.5%	36.1%	34.8%
Southeast	19.2	32.0	39.7
Texas	19.5	33.4	35.1
West	22.5	40.1	38.3

Total	21.7%	35.0%	37.0%

Closings

The following table provides the Company's closings and average closing prices for the years ended December 31, 2009, 2008 and 2007:

	2009	% CHG	2008	% CHG	2007	% CHG

UNITS
North	1,635	(24.4)%	2,162	(19.5)%	2,687	(25.4)%
Southeast	1,349	(38.3)	2,187	(30.7)	3,154	(38.5)
Texas	1,461	(23.4)	1,908	(29.4)	2,703	(23.8)
West	684	(37.5)	1,095	(38.3)	1,775	(43.0)

Total	5,129	(30.2)%	7,352	(28.8)%	10,319	(33.0)%

AVERAGE PRICE (in thousands)
North	$263	(6.4)%	$281	(11.6)%	$318	(0.6)%
Southeast	233	(7.9)	253	(13.4)	292	(0.3)
Texas	226	4.6	216	2.9	210	8.8
West	228	(11.6)	258	(23.0)	335	(13.0)

Total	$240	(4.8)%	$252	(11.6)%	$285	(3.4)%

Outstanding Contracts

Outstanding contracts denote the Company's backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At December 31, 2009, the Company had outstanding contracts for 1,732 units, representing an 11.1 percent increase from 1,559 units at December 31, 2008. The $435.1 million value of outstanding contracts at December 31, 2009, represented an increase of 6.9 percent from $407.1 million at December 31, 2008, primarily due to a 74.9 percent rise in unit orders during the fourth quarter of 2009, compared to the same period in 2008. Average sales price decreases resulted primarily from slowing market trends, elevated foreclosure activity, high inventory levels for new and resale housing, and a more competitive sales environment.

The following table provides the Company's outstanding contracts (units and aggregate dollar value) and average prices at December 31, 2009, 2008 and 2007:

	DECEMBER 31, 2009			DECEMBER 31, 2008			DECEMBER 31, 2007
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)

North	520	$146	$281	574	$161	$280	966	$298	$307
Southeast	481	114	237	399	107	267	946	257	272
Texas	511	127	249	469	111	238	676	155	230
West	220	48	216	117	28	242	281	76	269

Total	1,732	$435	$251	1,559	$407	$261	2,869	$786	$274

As of December 31, 2009, the Company projects that 54.2 percent of its total outstanding contracts will close during the first quarter of 2010, subject to cancellations.

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the years ended December 31, 2009, 2008 and 2007:

(in thousands)	2009	2008	2007

NORTH
Revenues	$437,922	$639,814	$857,448
Expenses
Cost of sales	487,216	689,455	806,851
(Earnings) loss from unconsolidated joint ventures	(135)	35,448	(902)
Selling, general and administrative	47,825	71,069	88,576
Interest	4,536	–	–

Total expenses	539,442	795,972	894,525

Pretax loss	$(101,520)	$(156,158)	$(37,077)
Housing gross profit margins	(11.6)%	(11.6)%	5.9%

SOUTHEAST
Revenues	$315,117	$558,194	$929,168
Expenses
Cost of sales	365,957	577,451	886,763
(Earnings) loss from unconsolidated joint ventures	–	–	(28)
Selling, general and administrative	43,641	76,192	101,852
Interest	4,881	–	–

Total expenses	414,479	653,643	988,587

Pretax loss	$(99,362)	$(95,449)	$(59,419)
Housing gross profit margins	(14.2)%	(0.1)%	4.7%

TEXAS
Revenues	$332,118	$415,761	$571,689
Expenses
Cost of sales	301,695	383,243	479,826
Earnings from unconsolidated joint ventures	(396)	(289)	(24)
Selling, general and administrative	34,240	52,635	64,789
Interest	3,573	–	–

Total expenses	339,112	435,589	544,591

Pretax earnings (loss)	$(6,994)	$(19,828)	$27,098
Housing gross profit margins	10.5%	8.8%	16.1%

WEST
Revenues	$156,554	$297,862	$601,889
Expenses
Cost of sales	163,979	353,193	860,701
Loss from unconsolidated joint ventures	198	8,741	612
Selling, general and administrative	28,480	50,382	96,159
Interest	1,360	–	–

Total expenses	194,017	412,316	957,472

Pretax loss	$(37,463)	$(114,454)	$(355,583)
Housing gross profit margins	(4.4)%	(8.8)%	(33.1)%

TOTAL
Revenues	$1,241,711	$1,911,631	$2,960,194
Expenses
Cost of sales	1,318,847	2,003,342	3,034,141
(Earnings) loss from unconsolidated joint ventures	(333)	43,900	(342)
Selling, general and administrative	154,186	250,278	351,376
Interest	14,350	–	–

Total expenses	1,487,050	2,297,520	3,385,175

Pretax loss	$(245,339)	$(385,889)	$(424,981)
Housing gross profit margins	(5.5)%	(3.2)%	(0.4)%

Homebuilding Segments 2009 versus 2008

North—Homebuilding revenues decreased by 31.6 percent to $437.9 million in 2009 from $639.8 million in 2008 primarily due to a 24.4 percent decline in the number of homes delivered and to a 6.4 percent decrease in average sales price. The gross margin on home sales was negative 11.6 percent in 2009 and 2008. The North region incurred $101.5 million of pretax loss in 2009, compared to $156.2 million of pretax loss in 2008.

Southeast—Homebuilding revenues totaled $315.1 million in 2009, compared to $558.2 million in 2008, a decrease of 43.5 percent, primarily due to a 38.3 percent decline in the number of homes delivered and to a 7.9 percent decrease in average sales price. The gross margin on home sales was negative 14.2 percent in 2009, compared to negative 0.1 percent in 2008. This decline was primarily due to an increase in inventory valuation adjustments and write-offs that totaled $74.7 million in 2009, compared to $69.7 million in 2008; a slight rise in price concessions and sales incentives that totaled 13.8 percent in 2009, versus 13.3 percent in 2008; and price declines that outpaced the decrease in construction costs. As a result, the Southeast region incurred $99.4 million of pretax loss in 2009, compared to $95.4 million of pretax loss in 2008.

Texas—Homebuilding revenues decreased by 20.1 percent to $332.1 million in 2009 from $415.8 million in 2008 primarily due to a 23.4 percent decline in the number of homes delivered, partially offset by a 4.6 percent increase in average sales price. The gross margin on home sales was 10.5 percent in 2009, compared to 8.8 percent in 2008. This increase was primarily due to lower inventory valuation adjustments and write-offs that totaled $4.9 million in 2009, compared to $21.9 million in 2008, partially offset by an increase in price concessions and sales incentives that totaled 12.6 percent of revenues in 2009, versus 9.6 percent in 2008. As a result, the Texas region incurred $7.0 million of pretax loss in 2009, compared to $19.8 million of pretax loss in 2008.

West—Homebuilding revenues decreased by 47.4 percent to $156.6 million in 2009, compared to $297.9 million in 2008, primarily due to a 37.5 percent decline in the number of homes delivered and to an 11.6 percent decrease in average sales price. The gross margin on home sales was negative 4.4 percent in 2009, compared to negative 8.8 percent in 2008. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $19.2 million in 2009, compared to $46.7 million in 2008, partially offset by an increase in price concessions and sales incentives that totaled 18.2 percent of revenues in 2009, compared to 17.3 percent in 2008. As a result, the West region incurred $37.5 million of pretax loss in 2009, compared to $114.5 million of pretax loss in 2008.

Homebuilding Segments 2008 versus 2007

North—Homebuilding revenues decreased by 25.4 percent to $639.8 million in 2008 from $857.4 million in 2007 primarily due to a 19.5 percent decline in the number of homes delivered and to an 11.6 percent decrease in average sales price. The gross margin on home sales was negative 11.6 percent in 2008, compared to 5.9 percent in 2007. This decrease was primarily attributable to inventory and other valuation adjustments and write-offs that totaled $136.2 million in 2008, compared to $111.7 million in 2007, as well as to increased price concessions and sales incentives that totaled 18.6 percent in 2008, versus 13.2 percent in 2007. As a result, the North region incurred $156.2 million of pretax loss in 2008, compared to $37.1 million of pretax loss in 2007.

Southeast—Homebuilding revenues totaled $558.2 million in 2008, compared to $929.2 million in 2007, a decrease of 39.9 percent, primarily due to a 30.7 percent decline in the number of homes delivered and to a 13.4 percent decrease in average sales price. The gross margin on home sales was negative 0.1 percent in 2008, compared to 4.7 percent in 2007. This decrease was primarily attributable to increased price concessions and sales incentives that totaled 13.3 percent in 2008, versus 12.2 percent in 2007, partially offset by lower inventory valuation adjustments and write-offs that totaled $69.7 million in 2008, compared to $138.9 million in 2007. In addition, selling, general and administrative expense was 13.6 percent of revenues in 2008, compared to 11.0 percent in 2007, due, in part, to a $2.8 million goodwill impairment charge. As a result, the Southeast region incurred $95.4 million of pretax loss in 2008, compared to $59.4 million of pretax loss in 2007.

Texas—Homebuilding revenues decreased by 27.3 percent to $415.8 million in 2008 from $571.7 million in 2007 primarily due to a 29.4 percent decline in the number of homes delivered, partially offset by a 2.9 percent increase in average sales price. The gross margin on home sales was 8.8 percent in 2008, compared to 16.1 percent in 2007. This decrease was primarily attributable to the product mix delivered during the year, as well as to inventory valuation adjustments and write-offs that totaled $21.9 million in 2008, compared to $3.3 million in 2007, and to increased price concessions and sales incentives that totaled 9.6 percent of revenues in 2008, versus 7.4 percent in 2007. As a result, the Texas region incurred $19.8 million of pretax loss in 2008, compared to $27.1 million of pretax earnings in 2007.

West—Homebuilding revenues decreased by $304.0 million, or 50.5 percent, to $297.9 million in 2008, compared to $601.9 million in 2007, primarily due to a 38.3 percent decline in the number of homes delivered and to a 23.0 percent decrease in average sales price. The gross margin on home sales was negative 8.8 percent in 2008, compared to negative 33.1 percent in 2007. This change was primarily attributable to lower inventory valuation adjustments and write-offs that totaled $46.7 million in 2008, compared to $260.7 million in 2007, partially offset by a rise in price concessions and sales incentives that totaled 17.3 percent of revenues in 2008, compared to 14.7 percent in 2007. As a result, the West region incurred $114.5 million of pretax loss in 2008, compared to $355.6 million of pretax loss in 2007.

Financial Services

The Company's financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers allows the Company to better monitor its backlog and closing process. The majority of loans originated are sold within one business day of the date they close. The third-party purchaser then services and manages the loans.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2009	2008	2007

REVENUES
Net gains on origination and sale of mortgage loans	$32,449	$45,553	$56,804
Title/escrow/insurance	8,927	17,440	33,734
Interest and other	526	1,500	1,143

TOTAL REVENUES	41,902	64,493	91,681
EXPENSES	42,211	41,466	50,754

PRETAX EARNINGS (LOSS)	$(309)	$23,027	$40,927

Originations (units)	4,008	5,634	7,653
Ryland Homes origination capture rate	83.5%	82.2%	78.8%

In 2009, RMC's mortgage origination operations consisted primarily of mortgage loans originated in connection with the sale of the Company's homes. The number of mortgage originations was 4,008 in 2009, compared to 5,634 in 2008 and 7,653 in 2007. During 2009, origination volume totaled $885.1 million, of which 99.8 percent was for purchases of homes built by the Company and the remaining amount was for either purchases of homes built by others, purchases of existing homes or refinancing of existing mortgage loans. The capture rate of mortgages originated for customers of the Company's homebuilding operations was 83.5 percent in 2009, compared to 82.2 percent in 2008 and 78.8 percent in 2007.

The financial services segment reported a pretax loss of $309,000 for 2009, compared to pretax earnings of $23.0 million for 2008 and $40.9 million for 2007. Revenues for the financial services segment decreased 35.0 percent to $41.9 million in 2009, compared to $64.5 million in 2008 and $91.7 million in 2007. The decrease in revenues for 2009, compared to 2008, was primarily attributable to a 28.9 percent decline in the number of mortgages originated due to homebuilding market trends, a $2.8 million reduction in RHIC revenues and $2.0 million in sales of insurance renewal rights in 2008. The decrease in revenues for 2008, compared to 2007, was primarily attributable to a 26.4 percent decline in the number of mortgages originated and sold due to a slowdown in the Company's homebuilding markets and to the midyear cessation of RHIC's subcontractor insurance program.

General and administrative expenses increased to $42.2 million for the year ended December 31, 2009, from $41.5 million for the year ended December 31, 2008, primarily due to an increase of $11.4 million in indemnification expense, partially offset by $6.2 million in savings from personnel and other reductions made in an effort to align overhead expense with lower production volume, and a $1.6 million decline in title, underwriting and other expenses related to a decrease in volume. Additionally, prior year provision expense declined $2.1 million for RHIC's subcontractor insurance program, which terminated in 2008. General and administrative expenses decreased by $9.3 million for the year ended December 31, 2008, compared to 2007, primarily due to personnel reductions made in an effort to align overhead expense with lower production volume and to a reduction in reserves for the subcontractor insurance program that was terminated midyear, partially offset by an increase of $3.7 million in mortgage indemnification expense.

During 2009, RMC did not originate mortgage loans that would be classified as "subprime" or "Alt-A." All of the mortgage loans originated by RMC during the year were either "government" or "prime" mortgage loans. "Prime" mortgage loans are generally defined as agency loans (FNMA/FHLMC) and any nonconforming loans that would otherwise meet agency criteria. Generally, they are borrowers with FICO scores that exceed 620. Approximately 94 percent of the mortgage loans originated by RMC during 2009 were sold to Bank of America ("BOA") pursuant to their loan purchase agreement with the Company. The remaining loans were sold to investors such as U.S. Bank Corporation, CitiMortgage, Wells Fargo and Freddie Mac, or to specialized state bond loan programs. Except in rare circumstances, RMC is not required to repurchase mortgage loans. Generally, the Company is required to indemnify investors to which mortgage loans are sold if it is shown that the borrower obtained the loan through fraudulent information or omissions and the borrower has made an insufficient number of payments; if there are origination deficiencies attributable to RMC; or if the borrower does not make a first payment. The Company incurred $17.3 million, $5.9 million and $2.2 million in indemnification expense during 2009, 2008 and 2007, respectively, and held loan loss reserves of $17.9 million and $5.4 million for future payments as of December 31, 2009 and 2008, respectively.

Corporate

Corporate expense was $28.3 million in 2009, compared to $42.3 million in 2008 and $35.6 million in 2007. Corporate expense for the year ended December 31, 2009, decreased primarily due to a $2.3 million gain in the market value of retirement plan investments, compared to a $7.9 million loss for the same period in 2008, and to lower executive compensation expense. Corporate expense for the year ended December 31, 2008, increased primarily due to a $7.9 million loss in the market value of retirement plan investments, compared to a gain of $217,000 for the same period in 2007.

Early Retirement of Debt

In 2009, the Company recorded a net gain of $10.6 million related to debt repurchases and exchanges, as well as to the termination of its revolving credit facility. In 2008, the Company recorded an expense of approximately $604,000 that was associated with the reduction of commitments for its revolving credit facility. In 2007, the Company recorded an aggregate expense of approximately $490,000 that was associated with the early redemption of $100.0 million of its 5.4 percent senior notes due June 2008.

Investments in Joint Ventures

At December 31, 2009, the Company participated in five active joint ventures in the Austin, Chicago, Dallas and Denver markets. These joint ventures exist for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. Depending on the number of joint ventures and the level of activity in the entities, annual earnings from the Company's investment in joint ventures will vary significantly. The Company's investments in its unconsolidated joint ventures totaled $10.4 million at December 31, 2009, compared to $12.5 million at December 31, 2008. The Company's equity in earnings from unconsolidated joint ventures in 2009 totaled $333,000, compared to a loss of $43.9 million in 2008 and earnings of $342,000 in 2007. (See "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During 2009, the Company determined that additional valuation allowances were warranted; therefore, a net valuation allowance totaling $2.1 million, which was reflected as a noncash charge to income tax expense, was recorded. As of December 31, 2009, the balance of the deferred tax valuation allowance was $221.1 million.

The Company's provision for income tax presented an effective income tax benefit rate of 37.4 percent for the year ended December 31, 2009, compared to effective income tax benefit rates of 2.3 percent in 2008 and 20.6 percent in 2007. The change in tax rate for 2009, compared to 2008, was due to recently enacted tax legislation that permitted the Company to carry back certain net operating losses to previously profitable years. The decrease in the effective tax rate for 2008, compared to 2007, was primarily due to a noncash tax charge of $143.8 million in 2008 for the Company's valuation allowance that was related to its deferred tax assets. (See "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note H, "Income Taxes.")

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under its revolving credit facilities and the issuance of new debt securities. In light of market conditions in 2009, the Company's focus was on strengthening its balance sheet by generating cash and extending debt maturities, as well as on returning to profitability. Efforts to accomplish these goals included selling excess or marginal inventory; replacing and reducing near-term debt; issuing longer term debt; terminating or renegotiating land option contracts; consolidating or exiting underperforming markets; and downsizing and restructuring operating groups. As a result of this strategy, the Company ended 2009 with $814.9 million in cash, cash equivalents and marketable securities, along with a current tax receivable of $93.2 million. The Company lowered its selling, general and administrative expense by $96.1 million for the year ended December 31, 2009, versus the same period in 2008.

(in millions)	2009	2008	2007

Cash, cash equivalents and marketable securities	815	423	244
Debt	856	789	838
Stockholders' equity	582	725	1,125
Net debt-to-capital ratio	6.6%	33.5%	34.6%

At December 31, 2009, the Company's net debt-to-capital ratio was 6.6 percent, including marketable securities, a decrease from 33.5 percent at December 31, 2008. This decrease was primarily due to an increase in cash, cash equivalents and marketable securities. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company's $814.9 million in cash, cash equivalents and marketable securities, plus the availability of $33.4 million in unused letter of credit facilities as of December 31, 2009, represents an increase in liquidity, compared to cash, cash equivalents and marketable securities of $423.3 million and the limited availability of $242.4 million under its revolving credit facility as of December 31, 2008.

The following table summarizes the Company's cash flow activities for the years ended December 31, 2009, 2008 and 2007:

(in thousands)	2009	2008	2007

Net cash provided by (used for):
Operating activities	$295,683	$248,452	$228,515
Investing activities	(454,423)	(7,650)	(16,484)
Financing activities	54,253	(75,066)	(182,362)

Net (decrease) increase in cash and cash equivalents	$(104,487)	$165,736	$29,669

Investments in marketable securities, available-for-sale, net	$(454,281)	$2,201	$14,973

During 2009, the Company generated $295.7 million of cash from its operations, which included $165.3 million of net income tax refunds. It invested $2.1 million in property, plant and equipment and $452.4 million related to purchases, sales, maturities and returns of investments in marketable securities. The Company also provided $54.3 million from financing activities, which included net proceeds of $137.2 million associated with the issuance and retirement of senior debt and $5.1 million from the issuance of common stock and related tax benefits, partially offset by an increase of $41.9 million in restricted cash, payments of $22.1 million against revolving credit facilities, repayments of $18.8 million for short-term borrowings and $5.3 million for dividends. After $454.3 million of net investments in highly rated marketable securities, the net cash used during 2009 was $104.5 million.

During 2008, the Company generated $248.5 million of cash from its operations. It invested $9.9 million in property, plant and equipment and received net proceeds of $2.2 million related to purchases, sales, maturities and returns of investments in marketable securities. The Company used $75.1 million in financing activities, including debt repayments of $54.0 million, repayments of $16.8 million for short-term borrowings, an increase of $16.1 million in restricted cash and dividends of $20.5 million, partially offset by borrowings of $22.1 million from credit facilities and proceeds of $10.2 million from the issuance of common stock and related tax benefits. The net cash flow generated during the year ended December 31, 2008, was $165.7 million.

During 2007, the Company generated $228.5 million of cash from its operations. It invested $32.1 million in property, plant and equipment and received net proceeds of $14.9 million related to purchases, sales, maturities and returns of investments in marketable securities. The Company used $182.4 million in financing activities, including debt repayments of

$100.3 million, stock repurchases of $59.3 million, an increase of $13.9 million in restricted cash, repayments of $11.0 million for short-term borrowings and dividends of $20.4 million, partially offset by proceeds of $22.5 million from the issuance of common stock and related tax benefits. The net cash flow generated during the year ended December 31, 2007, was $29.7 million.

During the fourth quarter of 2008, the Board of Directors approved a reduction of the Company's recommended quarterly dividend to $0.03 per share from $0.12 per share in the previous quarters. Dividends declared totaled $0.12, $0.39 and $0.48 per share for the annual periods ended December 31, 2009, 2008 and 2007, respectively.

Consolidated inventories owned by the Company decreased by 38.3 percent to $667.3 million at December 31, 2009, from $1.1 billion at December 31, 2008. The Company attempts to maintain a projected three- to four-year supply of land. At December 31, 2009, it controlled 19,902 lots, with 15,866 lots owned and 4,036 lots, or 20.3 percent, under option. As a result of its efforts to match controlled lots with current unit volume levels, lots controlled declined by 15.5 percent at December 31, 2009, compared to 23,555 lots under control at December 31, 2008. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.") The Company continues to evaluate its option contracts for changes in the viability of communities and abandonment potential.

The homebuilding segments' borrowing arrangements included senior notes and nonrecourse secured notes payable.

Senior Notes

Senior notes outstanding, net of discount, totaled $852.7 million and $744.8 million at December 31, 2009 and 2008, respectively.

For the year ended December 31, 2009, the Company's debt repurchases of its senior notes totaled $102.7 million in the open market, for which it paid $88.2 million, resulting in a net gain of $13.9 million. The gain resulting from the debt repurchase is included in "Income (loss) related to early retirement of debt, net" within the Consolidated Statements of Earnings. There were no debt repurchases during 2008 or 2007. (See Note G, "Debt.")

The Company entered into a privately negotiated agreement with a holder of its 5.4 percent senior notes due January 2015 (the "Notes") in which the Company agreed to exchange shares of its common stock (the "Common Stock"), par value $1.00 per share, for the Notes during 2009. For the year ended December 31, 2009, the Company issued an aggregate of 729,000 shares of its Common Stock in exchange for $15.5 million in aggregate principal amount of the Notes. The Company recognized a net gain of $118,000 related to this debt exchange, which is included in "Income (loss) related to early retirement of debt, net" within the Consolidated Statements of Earnings. (See Note G, "Debt.")

During 2009, the Company issued a $230.0 million aggregate principal amount of 8.4 percent senior notes due May 2017. The Company received net proceeds of $225.4 million from this offering. The Company will pay interest on the notes on May 15 and November 15 of each year, which commenced on November 15, 2009. The notes will mature on May 15, 2017, and are redeemable at stated redemption prices, in whole or in part, at any time. (See Note G, "Debt.")

During 2008, the Company's $50.0 million of 5.4 percent senior notes matured and were repaid. The Company repurchased $4.0 million of its 5.4 percent senior notes, which are due January 2015. (See Note G, "Debt.")

The Company redeemed $75.0 million and $25.0 million of its 5.4 percent senior notes due June 2008 in August and December of 2007, respectively. The redemption prices were 100.2 percent and 100.8 percent of the principal amount of the notes outstanding, respectively, plus accrued interest as of the redemption dates. The Company recognized an aggregate loss of approximately $490,000 related to the early retirement of these notes in 2007. This loss is included in "Income (loss) related to early retirement of debt, net" within the Consolidated Statements of Earnings.

The $207.1 million of 5.4 percent senior notes due May 2012; the $215.2 million of 6.9 percent senior notes due June 2013; the $205.6 million of 5.4 percent senior notes due January 2015; and the $230.0 million of 8.4 percent senior notes due May 2017 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At December 31, 2009, the Company was in compliance with these covenants.

The Company's obligations to pay principal, premium, if any, and interest under its 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; and 8.4 percent senior notes due May 2017 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries (the

"Guarantor Subsidiaries"). Such guarantees are full and unconditional. (See "Note M, Supplemental Guarantor Information.")

Unsecured Revolving Credit Facility

The Company terminated its unsecured revolving credit facility during the second quarter of 2009. Termination of the credit facility resulted in an expense of $1.7 million, which represented the write-off of unamortized debt costs, and is included in "Income (loss) related to early retirement of debt, net" within the Consolidated Statements of Earnings. Prior to the termination, the Company modified its unsecured revolving credit facility, resulting in a $1.8 million expense, which represented a pro rata portion of the facility's unamortized debt costs. The Company believes that it does not need the credit facility to meet its liquidity requirements at this time and that it will be able to fund its homebuilding operations through its existing cash resources for the foreseeable future. In terminating this credit facility, the Company eliminated all related financial debt covenants and will save approximately $2.0 million in annual fees through its stated maturity of January 2011. There were no borrowings outstanding under the revolving credit facility at the time of its termination. The Company had letters of credit outstanding under the credit agreement that totaled $75.1 million prior to the termination. To provide for these and other letters of credit required in the ordinary course of its business, the Company has entered into various new letter of credit agreements that are secured by cash deposits. At December 31, 2009, letters of credit totaling $71.6 million were outstanding under these agreements. (See Note G, "Debt.")

There were no borrowings outstanding under the facility at December 31, 2008. Under the facility, the Company had letters of credit outstanding that totaled $95.7 million at December 31, 2008. Unused borrowing capacity under the facility, as then in effect, totaled $454.3 million at December 31, 2008. At December 31, 2008, the $550.0 million facility, then in effect, was subject to a borrowing base limitation covenant that restricted its borrowing capacity to $338.1 million, of which $242.4 million was available. The Company was in compliance with its covenants at December 31, 2008. The reduction in the revolving credit facility's commitments during 2008 resulted in an expense of $604,000, which represented the write-off of a pro rata portion of unamortized debt costs, and is included in "Income (loss) related to early retirement of debt, net" within the Consolidated Statements of Earnings. The Company used its unsecured revolving credit facility to finance increases in its homebuilding inventory and working capital, when necessary. (See Note G, "Debt.")

Nonrecourse Secured Notes Payable

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2009, such notes payable outstanding amounted to $3.5 million, compared to $22.3 million at December 31, 2008. (See Note G, "Debt.")

Finance Subsidiaries

During 2009, the financial services segments used cash generated internally and borrowings against the RMC Repurchase Facility to finance its operations.

In 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank. The RMC Repurchase Facility became effective January 15, 2009, and replaced the RMC credit agreement that expired in January 2009. The agreement contains an initial interest rate of LIBOR, plus a margin of 1.75 percent, and is subject to a LIBOR floor of 2.0 percent. The RMC Repurchase Facility contains representations, warranties, covenants and provisions defining events of default. The covenants require RMC to maintain a minimum net worth and certain financial ratios. The Company was in compliance with these covenants, and it voluntarily terminated this facility on December 31, 2009. At December 31, 2008, the Company's total outstanding borrowings against the previous facility totaled $22.1 million. Based on the Company's available liquidity, it does not anticipate the need to replace the facility in the short term. (See Note G, "Debt.")

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

During 2009, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization from its Board of Directors to purchase approximately 7.2 million additional shares at a cost of $142.3 million, based on the Company's stock price at December 31, 2009. Outstanding shares were 43,845,455 and 42,754,467 at December 31, 2009 and 2008, respectively, denoting an increase of 2.6 percent.

The following table provides a summary of the Company's contractual cash obligations and commercial commitments at December 31, 2009, and the effect such obligations are expected to have on its future liquidity and cash flow.

(in thousands)	TOTAL	2010	2011–2012	2013–2014	AFTER 2014

Debt, principal maturities	$861,285	$1,354	$209,227	$215,152	$435,552
Interest on debt	285,262	56,290	107,015	68,133	53,824
Operating leases	21,853	5,835	8,675	4,465	2,878

Total at December 31, 2009	$1,168,400	$63,479	$324,917	$287,750	$492,254

While the Company expects challenging economic conditions to continue, it is focused on managing overhead expense, land acquisitions, development and construction activity in order to maintain cash and debt levels commensurate with its business. Absent a more severe deterioration in market conditions, the Company believes that it will be able to continue to fund its homebuilding and financial services operations through its existing cash resources for the foreseeable future.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At December 31, 2009, the Company had $20.0 million in cash deposits and letters of credit to purchase land and lots with an aggregate purchase price of $223.0 million, none of which contained specific performance provisions. Additionally, the Company's liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC No. 810, ("ASC 810") (formerly Interpretation No. 46 ("FIN 46, as amended"), "Consolidation of Variable Interest Entities"), the Company did not deem it necessary to consolidate any of its inventory related to land and lot option purchase contracts at December 31, 2009. The Company consolidated $15.2 million of inventory not owned at December 31, 2008, of which $14.4 million pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and $799,000 of which pertained to one of its homebuilding joint ventures. (See "Variable Interest Entities" and "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2009, the Company had outstanding letters of credit under secured letter of credit agreements totaling $71.6 million. At December 31, 2008, the Company had outstanding letters of credit under its revolving credit facility totaling $95.7 million. Additionally, at December 31, 2009, it had development or performance bonds totaling $140.4 million, issued by third parties, to secure performance under various contracts and obligations relating to land or municipal improvements, compared to $199.0 million at December 31, 2008. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes and investments in joint ventures. (See "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies," and Note M, "Supplemental Guarantor Information.")

Critical Accounting Policies

Preparation of the Company's consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. Listed below are those policies that management believes are critical and require the use of complex judgment in their application.

Management has discussed the critical accounting policies with the Audit Committee of its Board of Directors, and the Audit Committee has reviewed the disclosure. There are items within the financial statements that require estimation, but they are not considered critical.

Use of Estimates

In budgeting land acquisitions, development and homebuilding construction costs associated with real estate projects, the Company evaluates market conditions; material and labor costs; buyer preferences; construction timing; and provisions for insurance and warranty obligations. The Company accrues its best estimate of probable cost for resolution of legal claims. Estimates, which are based on historical experience and other assumptions, are reviewed continually, updated when necessary and believed to be reasonable under the circumstances. Management believes that the timing and scope of its evaluation procedures are proper and adequate. Changes in assumptions relating to such factors, however, could have a material effect on the Company's results of operations for a particular quarterly or annual period.

Income Recognition

As required by ASC No. 976 ("ASC 976"), "Real Estate–Retail Land" (formerly SFAS 66, "Accounting for Sales of Real Estate"), revenues and cost of sales are recorded at the time each home or lot is closed; title and possession are transferred to the buyer; and there is no significant continuing involvement from the homebuilder. In order to match revenues with related expenses, land, land development, interest, taxes and other related costs (both incurred and estimated to be incurred in the future) are allocated to the cost of homes closed, based upon the relative sales value basis of the total number of homes to be constructed in each community, in accordance with ASC No. 970 ("ASC 970"), "Real Estate–General" (formerly SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects"). Estimated land, common area development and related costs of planned communities, including the cost of amenities, are allocated to individual parcels or communities on a relative sales value basis. Changes to estimated costs, subsequent to the commencement of the delivery of homes, are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific-identification method.

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

In accordance with ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; and the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs or similar assets to determine if the realizable value of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with vendors, adjusted for any anticipated cost reduction initiatives or increases. The Company's analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once impaired, the Company's determination of fair value and new cost basis is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values. Write downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. At December 31, 2009 and 2008, valuation reserves related to impaired inventories amounted to $470.9 million and $445.2 million, respectively. The net carrying values of the related inventories amounted to $335.5 million and $378.6 million at December 31, 2009 and 2008, respectively.

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

Generally, warranty reserves are reviewed monthly to determine the reasonableness and adequacy of both the aggregate reserve amount and the per unit reserve amount originally included in home cost of sales, as well as to determine the timing of any reversals of the original reserves. General warranty reserves not utilized for a particular house are evaluated for reasonableness in the aggregate on both a market-by-market basis and a consolidated basis. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the related reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserves should be recorded, which could result in a corresponding adjustment to home cost of sales.

The Company continues to evaluate the adequacy of its warranty reserves and believes that its existing estimation process is materially accurate. Because the Company's warranty reserves can be impacted by a significant number of factors, it is possible that changes to the Company's assumptions could have a material impact on its warranty reserve balances.

Income Taxes

The Company calculates a provision for its income taxes by using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying temporary differences arising from the different treatment of items for tax and accounting purposes. The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC No. 740 ("ASC 740"), "Income Taxes" (formerly SFAS 109, "Accounting for Income Taxes"), the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. In accordance with generally accepted accounting principles ("GAAP"), a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. This assessment considers, among other matters, current and cumulative income and loss; future profitability; the duration of statutory carryback or carryforward periods; asset turns; and tax planning alternatives. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates, and in certain cases, on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect the Company's actual tax results, and its future business results may affect the amount of the Company's deferred tax liabilities or the valuation of its deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, as well as to the fact that the residential homebuilding industry is cyclical and highly sensitive to changes in economic conditions, it is possible that actual results could differ from the estimates used in the Company's historical analyses. These differences could have a material impact on the Company's consolidated results of operations or financial position.

The Company recorded significant deferred tax assets in 2009, 2008 and 2007. These deferred tax assets were generated primarily by inventory impairments. The Company believes that the continued downturn in the housing market, the uncertainty as to its length and magnitude, and the continued recognition of impairment charges are significant evidence of the need for a valuation allowance against its net deferred tax assets. At December 31, 2009, the Company recorded valuation allowances against all of its net deferred tax assets. The Company is allowed to carry forward tax losses for 20 years and to apply such tax losses to future taxable income in order to realize federal deferred tax assets. In addition, the Company will be able to reverse previously recognized valuation allowances beginning in periods in which it reports book income before taxes.

Variable Interest Entities ("VIE")

ASC 810 requires a VIE to be consolidated by a company if that company has the power to direct the VIE's activities, the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosure about VIEs that the Company is not obligated to consolidate, but in which it has a significant, though not primary, variable interest. The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of ASC 810, certain of the Company's lot option purchase contracts may result in the creation of a variable interest in a VIE. The Company believes the accounting for joint ventures and land option purchase contracts using the variable interest consolidation methodology is a critical accounting policy because compliance with ASC 810 requires the use of complex judgment in its application.

Mortgage Loan Loss Reserves

Reserves are created to address repurchase and indemnity claims made by third-party investors or purchasers that arise primarily if the borrower obtained the loan through fraudulent information or omissions and the borrower has made an insufficient number of payments; if there are origination deficiencies attributable to RMC; or if the borrower does not make a first payment. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, the Company's portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating loss is difficult due to the inherent uncertainty in predicting foreclosure activity, as well as to delays in processing and requests for payment related to the loan loss by agencies and financial institutions. Recorded reserves represent the Company's best estimate of current and future unpaid losses as of December 31, 2009, based on existing conditions and available information. The Company continues to evaluate the adequacy of its mortgage loan loss reserves and believes that its existing estimation process is materially accurate. Because the Company's mortgage loan loss reserves can be impacted by a significant number of factors, it is possible that subsequent changes in conditions or available information may change assumptions and estimates, which could have a material impact on its mortgage loan loss reserve balances.

Share-Based Payments

Effective January 1, 2006, the Company follows the provisions as required by ASC No. 718 ("ASC 718"), "Compensation–Stock Compensation" (formerly SFAS 123(R), "Share-Based Payment"), which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company calculates the fair value of stock options by using the Black-Scholes-Merton option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions and involves a number of variables. These variables include, but are not limited to: expected stock-price volatility over the term of the awards, expected dividend yield and expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. If actual results differ significantly from these estimates, stock-based compensation expense and the Company's consolidated results of operations could be materially impacted. The Company believes that accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Outlook

During 2009, the Company experienced a decline in sales orders for new homes, compared to 2008. This decrease was due to broader market trends and economic conditions that contributed to soft demand for residential housing, as well as to a lower number of active communities. Nearly all markets have been affected by rising unemployment, lower consumer sentiment and declining home prices. At December 31, 2009, the Company's backlog of orders for new homes totaled 1,732 units, or a projected dollar value of $435.1 million, reflecting an increase of 6.9 percent in dollar value from $407.1 million at December 31, 2008. Recent activity by the federal government designed to stimulate the economy, combined with greater affordability resulting from lower home prices and interest rates, has improved demand during 2009, versus 2008, as measured by sales per active community. Recent trends in cancellation rates and sales discounts are encouraging, but the Company is unable to predict the timing or the impact of the decline in stimulus programs, or whether recent trends are sustainable. By implementing initiatives to lower construction costs and maintain current overhead levels, the Company will balance cash preservation with the objective of returning to profitability. In addition, it will seek to replace communities that have been closed with new land parcels designed to replenish its pipeline of lots and to generate higher target margins. As long as the imbalance of housing supply and demand continues, the Company will remain focused on its liquidity and balance sheet while also seeking to optimize its operating performance, thereby positioning itself for the return to a more favorable economic environment.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity

(in thousands)	2010	2011–2012	2013–2014	THERE- AFTER	TOTAL	FAIR VALUE 12/31/2009

Senior notes (fixed rate)	$–	$207,071	$215,152	$435,552	$857,775	$869,886
Average interest rate	–%	5.4%	6.9%	6.9%	6.6%
Other financial instruments
Mortgage interest rate lock commitments:
Notional amount	$117,804	$–	$–	$–	$117,804	$2,055
Average interest rate	5.2%	–%	–%	–%	5.2%
Forward-delivery contracts:
Notional amount	68,660	–	–	–	68,660	941
Average interest rate	4.3%	–%	–%	–%	4.3%

Interest rate risk is a primary market risk facing the Company. Interest rate risk arises principally in the Company's financial services segment. The Company enters into forward-delivery contracts, and may at times use other hedging contracts, to mitigate its exposure to movement in interest rates on mortgage interest rate lock commitments ("IRLCs"). In managing interest rate risk, the Company does not speculate on the direction of interest rates. (See Note D, "Derivative Instruments.")

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2009	2008	2007

REVENUES
Homebuilding	$1,241,711	$1,911,631	$2,960,194
Financial services	41,902	64,493	91,681

TOTAL REVENUES	1,283,613	1,976,124	3,051,875

EXPENSES
Cost of sales	1,318,847	2,003,342	3,034,141
(Earnings) loss from unconsolidated joint ventures	(333)	43,900	(342)
Selling, general and administrative	154,186	250,278	351,376
Financial services	42,211	41,466	50,754
Corporate	28,321	42,298	35,554
Interest	14,350	–	–

TOTAL EXPENSES	1,557,582	2,381,284	3,471,483

OTHER INCOME
Gain from marketable securities, net	3,725	–	–
Income (loss) related to early retirement of debt, net	10,573	(604)	(490)

TOTAL OTHER INCOME	14,298	(604)	(490)
Loss before taxes	(259,671)	(405,764)	(420,098)
Tax benefit	(97,197)	(9,179)	(86,572)

NET LOSS	$(162,474)	$(396,585)	$(333,526)

NET LOSS PER COMMON SHARE
Basic	$(3.74)	$(9.33)	$(7.92)
Diluted	(3.74)	(9.33)	(7.92)
AVERAGE COMMON SHARES OUTSTANDING
Basic	43,464,955	42,496,796	42,136,315
Diluted	43,464,955	42,496,796	42,136,315
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.39	$0.48

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share data)	2009	2008

ASSETS
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$285,199	$389,686
Restricted cash	71,853	30,000
Marketable securities, available-for-sale	457,854	3,573

Total cash, cash equivalents and marketable securities	814,906	423,259
Housing inventories
Homes under construction	338,909	464,810
Land under development and improved lots	266,286	547,318
Inventory held-for-sale	62,140	68,971
Consolidated inventory not owned	–	15,218

Total housing inventories	667,335	1,096,317
Property, plant and equipment	21,858	41,558
Current taxes receivable, net	93,249	160,681
Other	88,105	140,019

TOTAL ASSETS	1,685,453	1,861,834

LIABILITIES
Accounts payable	78,533	73,464
Accrued and other liabilities	168,880	259,947
Debt	856,178	789,245

TOTAL LIABILITIES	1,103,591	1,122,656

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	–	–
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—43,845,455 shares at December 31, 2009
(42,754,467 shares at December 31, 2008)	43,845	42,754
Retained earnings	534,906	679,317
Accumulated other comprehensive income	3,111	3,291

TOTAL STOCKHOLDERS' EQUITY
FOR THE RYLAND GROUP, INC.	581,862	725,362

NONCONTROLLING INTEREST	–	13,816

TOTAL EQUITY	581,862	739,178

TOTAL LIABILITIES AND EQUITY	$1,685,453	$1,861,834

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)	COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME[1]	TOTAL STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2007	$42,612	$1,463,727	$4,827	$1,511,166
Comprehensive loss:
Net loss		(333,526)		(333,526)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging instruments and available-for-sale securities, net of taxes of $479			(773)	(773)

Total comprehensive loss				(334,299)
Common stock dividends (per share $0.48)		(20,286)		(20,286)
Repurchase of common stock	(1,265)	(58,016)		(59,281)
Stock-based compensation and related income tax benefit	804	26,622		27,426

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2007	$42,151	$1,078,521	$4,054	$1,124,726
NONCONTROLLING INTEREST				68,919

TOTAL EQUITY BALANCE AT DECEMBER 31, 2007				$1,193,645

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2008	$42,151	$1,078,521	$4,054	$1,124,726
Comprehensive loss:
Net loss		(396,585)		(396,585)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging instruments and available-for-sale securities, net of taxes of $473			(763)	(763)

Total comprehensive loss				(397,348)
Common stock dividends (per share $0.39)		(16,719)		(16,719)
Stock-based compensation and related income tax benefit	603	14,100		14,703

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2008	$42,754	$679,317	$3,291	$725,362
NONCONTROLLING INTEREST				13,816

TOTAL EQUITY BALANCE AT DECEMBER 31, 2008				$739,178

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2009	$42,754	$679,317	$3,291	$725,362
Comprehensive loss:
Net loss		(162,474)		(162,474)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging instruments and available-for-sale securities, net of taxes of $111			(180)	(180)

Total comprehensive loss				(162,654)
Common stock dividends (per share $0.12)		(5,308)		(5,308)
Common stock issued in stock for senior debt exchange	729	14,548		15,277
Stock-based compensation and related income tax benefit	362	8,823		9,185

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2009	$43,845	$534,906	$3,111	$581,862
NONCONTROLLING INTEREST				–

TOTAL EQUITY BALANCE AT DECEMBER 31, 2009				$581,862

See Notes to Consolidated Financial Statements.

1
At December 31, 2009, the balance in "Accumulated other comprehensive income" was comprised of an unrealized gain of $2.5 million that related to cash flow hedging instruments (treasury locks) and a net unrealized gain of $564,000 that related to the Company's marketable securities, available-for-sale, net of taxes of $1.6 million and $349,000, respectively. At December 31, 2008, the balance in "Accumulated other comprehensive income" was comprised of an unrealized gain of $3.3 million that related to cash flow hedging instruments (treasury locks), net of taxes of $2.0 million. At December 31, 2007, the balance in "Accumulated other comprehensive income" was comprised of an unrealized gain of $4.0 million that related to cash flow hedging instruments (treasury locks), net of taxes of $2.5 million. (See Note D, "Derivative Instruments," and Note E, "Marketable Securities, Available-for-sale.")

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(in thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,474)	$(396,585)	$(333,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,068	51,611	54,320
Stock-based compensation expense	10,222	9,048	12,257
(Gain) loss on early extinguishment of debt, net	(10,573)	604	490
Gain on sale of marketable securities	(963)	–	–
Inventory and other asset impairments and write-offs	201,975	325,480	583,363
Deferred tax valuation allowance	2,132	143,784	75,166
Changes in assets and liabilities:
Decrease in inventories	214,086	383,237	272,271
Net change in other assets, payables and other liabilities	14,931	(239,362)	(411,841)
Excess tax benefits from stock-based compensation	(580)	(3,138)	(6,714)
Other operating activities, net	1,859	(26,227)	(17,271)

Net cash provided by operating activities	295,683	248,452	228,515

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,106)	(9,866)	(32,147)
Purchases of marketable securities, available-for-sale	(1,273,997)	(7,948)	(39,996)
Proceeds from sales and maturities of marketable securities, available-for-sale	816,589	10,124	54,909
Return of investment in marketable securities, available-for-sale	5,000	–	–
Other investing activities, net	91	40	750

Net cash used for investing activities	(454,423)	(7,650)	(16,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	225,414	–	–
Retirement of long-term debt	(88,239)	(54,000)	(100,316)
Net (repayments) borrowings against revolving credit facilities	(22,125)	22,125	–
Decrease in short-term borrowings	(18,764)	(16,806)	(11,037)
Common stock dividends	(5,272)	(20,510)	(20,365)
Common stock repurchases	–	–	(59,281)
Issuance of common stock under stock-based compensation	4,512	7,098	15,803
Excess tax benefits from stock-based compensation	580	3,138	6,714
Increase in restricted cash	(41,853)	(16,111)	(13,880)

Net cash provided by (used for) financing activities	54,253	(75,066)	(182,362)

Net (decrease) increase in cash and cash equivalents	(104,487)	165,736	29,669
Cash and cash equivalents at beginning of period	389,686	223,950	194,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$285,199	$389,686	$223,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest)	$13,280	$76	$1,097
Cash refunds received (paid) for income taxes	165,334	20,111	(25,569)

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in debt related to common stock for senior debt exchange	$15,500	$–	$–
Decrease in consolidated inventory not owned related to land options	13,574	54,283	104,415

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $285.2 million and $389.7 million at December 31, 2009 and 2008, respectively. The Company considers all highly liquid short-term investments and cash held in escrow accounts to be cash equivalents.

At December 31, 2009 and 2008, the Company had restricted cash of $71.9 million and $30.0 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $71.7 million at December 31, 2009, and $28.5 million at December 31, 2008. In addition, RMC had restricted cash for funds held in trust for third parties of $167,000 and $1.5 million at December 31, 2009 and 2008, respectively.

Homebuilding Revenues

In accordance with ASC 976, homebuilding revenues are recognized when home and lot sales are closed; title and possession are transferred to the buyer; and there is no significant continuing involvement from the homebuilder. Sales incentives offset revenues and are expensed when homes are closed.

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

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs or similar assets to determine if the realizable value of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with vendors, adjusted for any anticipated cost reduction initiatives or increases. The Company's analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once impaired, the Company's determination of fair value and new cost basis is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. At December 31, 2009 and 2008, valuation reserves related to impaired inventories amounted to $470.9 million and $445.2 million, respectively. The net carrying values of the related inventories amounted to $335.5 million and $378.6 million at December 31, 2009 and 2008, respectively.

The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. (See "Homebuilding Overview" within Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Interest and taxes are capitalized during the land development and construction stages. Capitalized interest is amortized as the related inventories are delivered to homebuyers. The following table is a summary of activity related to capitalized interest:

(in thousands)	2009	2008	2007

Capitalized interest at January 1	$105,010	$119,267	$98,932
Interest capitalized	39,127	46,889	62,024
Interest amortized to cost of sales	(54,309)	(61,146)	(41,689)

Capitalized interest at December 31	$89,828	$105,010	$119,267

The following table summarizes each reporting segment's total number of lots owned and lots controlled under option agreements:

	DECEMBER 31, 2009			DECEMBER 31, 2008
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	4,112	2,102	6,214	4,381	2,755	7,136
Southeast	6,660	637	7,297	7,969	749	8,718
Texas	3,688	887	4,575	4,833	440	5,273
West	1,406	410	1,816	2,056	372	2,428

Total	15,866	4,036	19,902	19,239	4,316	23,555

Variable Interest Entities ("VIE")

As required by ASC 810, a VIE is to be consolidated by a company if that company has the power to direct the VIE's activities, the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosures about VIEs that the Company is not obligated to consolidate but in which it has a significant, though not primary, variable interest.

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. In accordance with the requirements of ASC 810, certain of the Company's lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of ASC 810, the Company did not deem it necessary to consolidate any inventory related to its land and lot option purchase contracts at December 31, 2009. The Company consolidated $15.2 million of inventory not owned at December 31, 2008, of which $14.4 million pertained to land and lot option purchase contracts, representing the fair value of the optioned property, and $799,000 of which pertained to one of its homebuilding joint ventures. (See further discussion that follows under "Investments in Joint Ventures.") While the Company may not have had legal title to the optioned land or guaranteed the seller's debt associated with that property, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE's assets under option at fair value. Additionally, to reflect the fair value of the inventory consolidated under ASC 810 at December 31, 2008, the Company eliminated $845,000 of its related cash deposits for lot option purchase contracts, which are included in "Consolidated inventory not owned" within the Consolidated Balance Sheets. Noncontrolling interest totaling $13.6 million was recorded with respect to the consolidation of these contracts, representing the selling entities' ownership interests in these VIEs. The Company had cash deposits and letters of credit totaling $2.1 million relating to lot option purchase contracts that were consolidated, representing its current maximum exposure to loss at December 31, 2008. Creditors of these VIEs, if any, have no recourse against the Company. At December 31, 2009, the Company had cash deposits and/or letters of credit totaling $15.0 million that were associated with lot option purchase contracts having an aggregate purchase price of $175.5 million and related to VIEs in which it did not have a primary variable interest. At December 31, 2008, the Company had cash deposits and/or letters of credit totaling $20.4 million that were associated with lot option purchase contracts having an aggregate purchase price of $184.6 million and related to VIEs in which it did not have a primary variable interest.

Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Currently, the Company participates in five active homebuilding joint ventures in the Austin, Chicago, Dallas and Denver markets. It participates in a number of joint ventures in which it has less than a controlling interest. The Company recognizes its share of the respective joint ventures' earnings or loss from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, it reduces its cost basis in these lots by its share of the earnings from the lots.

The following table summarizes each reporting segment's total estimated share of lots owned and controlled by the Company under its joint ventures:

	DECEMBER 31, 2009			DECEMBER 31, 2008
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	–	–	–	578	–	578
Southeast	–	–	–	–	–	–
Texas	101	–	101	145	–	145
West	166	1,209	1,375	166	1,209	1,375

Total	267	1,209	1,476	889	1,209	2,098

At December 31, 2009 and 2008, the Company's investments in its unconsolidated joint ventures totaled $10.4 million and $12.5 million, respectively, and were classified in the Consolidated Balance Sheets under "Other" assets. For the year ended December 31, 2009, the Company's equity in earnings from unconsolidated joint ventures totaled $333,000, compared to equity in losses that totaled $43.9 million in 2008 and equity in earnings of $342,000 in 2007. The increase in earnings for 2009 was primarily due to fewer impairment charges taken during the year ended December 31, 2009, versus 2008.

During 2008, debt related to one of the Company's unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding. The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred. In addition, a Completion Guarantee was also provided that pertained to development and improvement costs estimated by the banks at $358.0 million, plus certain interest and other obligations. The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable. The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 that sought enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance. The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

At December 31, 2008, one of the joint ventures in which the Company participates was consolidated in accordance with the provisions of ASC 810, as the Company was determined to have the primary variable interest in this entity. In association with this consolidated joint venture, the Company eliminates any pretax earnings or loss if any sales are made by the joint venture to the Company. The Company did not record any pretax earnings or loss for the year ended

December 31, 2008, in association with this consolidated joint venture. Total assets of approximately $810,000, including $799,000 of consolidated inventory not owned, $968,000 of total liabilities and approximately $242,000 of noncontrolling interest, were consolidated at December 31, 2008.

Property, Plant and Equipment

Property, plant and equipment, which included model home furnishings of $20.5 million and $38.6 million at December 31, 2009 and 2008, respectively, are carried at cost less accumulated depreciation and amortization. Depreciation is provided for, principally, by the straight-line method over the estimated useful lives of the assets. Model home furnishings, which are amortized over the life of the community as homes are closed, are included in "Selling, general and administrative" expense.

Purchase Price in Excess of Net Assets Acquired

As required by ASC No. 350 ("ASC 350"), "Intangibles–Goodwill and Other" (formerly SFAS 142, "Goodwill and Other Intangible Assets"), goodwill and certain intangible assets are no longer amortized but reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. ASC 350 also requires that goodwill included in the carrying value of an equity-method investment no longer be amortized.

The Company evaluated the recoverability of its goodwill at December 31, 2008, which resulted in an impairment of its remaining goodwill that totaled $2.8 million, and was reported under "Selling, general and administrative" expense. This impairment related to the 1998 acquisition of The Regency Organization, Inc. in the Company's Southeast region. There was no goodwill remaining at December 31, 2009 or 2008.

The Company recorded a $15.4 million goodwill impairment charge in 2007, which was reported under "Selling, general and administrative" expense. This impairment was related to the 1986 acquisition of MJ Brock & Sons, a California homebuilder based in the Company's West region.

As a result of the Company's application of the nonamortization provisions of ASC 350, no amortization of goodwill was recorded in 2008 or 2007.

Service Liabilities

Service, warranty and completion costs are estimated and accrued at the time a home closes and updated as experience requires.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs totaled $5.3 million, $14.4 million and $28.7 million in 2009, 2008 and 2007, respectively.

Loan Origination Fees, Costs, Mortgage Discounts and Loan Sales

Loan origination fees, net of loan discount points, were recognized in earnings upon the sale of related mortgage loans prior to January 2008, in accordance with ASC No. 860 ("ASC 860"), "Transfers and Servicing" (formerly SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"), and ASC No. 310 ("ASC 310"), "Receivables" (formerly SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases"). Beginning January 2008, upon the implementation of ASC No. 825 ("ASC 825"), "Financial Instruments" (formerly SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities"), loan origination fees, net of loan discount points, were recognized in earnings upon the origination of related mortgage loans.

Derivative Instruments

In the normal course of business and pursuant to its risk-management policy, the Company enters, as an end user, into derivative instruments, including forward-delivery contracts for loans; options on forward-delivery contracts; futures contracts; and options on futures contracts, to minimize the impact of movement in market interest rates on IRLCs. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. It manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits. The Company elected not to use hedge accounting treatment with respect to its economic hedging activities. Accordingly, all derivative instruments used as economic hedges are included within the Consolidated Balance Sheets in "Other" assets or "Accrued and other liabilities" at fair value, with changes in value recorded in current earnings. The Company's mortgage pipeline includes IRLCs, which represent commitments that have been extended by the Company to those borrowers who have applied for loan funding and have met certain defined credit and underwriting criteria. Additionally, RMC periodically purchases investor financing commitments ("IFCs") from a third party. These commitments enable RMC to sell loans at a fixed rate for a stipulated period of time. The Company determined that its IRLCs and IFCs meet the definition of derivatives under ASC No. 815 ("ASC 815"), "Derivatives and Hedging" (formerly SFAS 133, "Accounting for Derivative Instruments and Hedging Activities, as amended").

Comprehensive Income or Loss

Comprehensive income or loss consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive loss totaled $162.7 million, $397.3 million and $334.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The Company files a consolidated federal income tax return. Certain items of income and expense are included in one period for financial reporting purposes and in another for income tax purposes. Deferred income taxes are provided in recognition of these differences. Deferred tax assets and liabilities are determined based on enacted tax rates and are subsequently adjusted for changes in these rates. A valuation allowance against the Company's deferred tax assets may be established if it is more likely than not that all or some portion of the deferred tax assets will not be realized. A change in deferred tax assets or liabilities results in a charge or credit to deferred tax expense. (See "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note H, "Income Taxes.")

Per Share Data

Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Additionally, diluted net earnings per common share give effect to dilutive common stock equivalent shares. For the years ended December 31, 2009, 2008 and 2007, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculation as their effects would have been antidilutive due to the Company's net loss for the year.

Stock-Based Compensation

The Company issues various types of stock awards that include, but are not limited to, grants of stock options and restricted stock units, in accordance with the terms of its shareholder-approved equity incentive plan. The Company records expense associated with its grant of stock awards, in accordance with the provisions of ASC 718, that requires stock-based payments to employees be recognized, based on their estimated fair values, in the Consolidated Statements of Earnings as compensation expense over the vesting period of the awards.

New Accounting Pronouncements

ASC 810

In June 2009, the FASB updated certain provisions of ASC 810. These provisions revise the approach to determining the primary beneficiary of a VIE so that it is more qualitative in nature and require companies to more frequently reassess whether they must consolidate a VIE. These provisions are effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the potential impact of adopting the provisions of ASC 810 on its financial condition and results of operations.

ASC 860

In June 2009, the FASB issued guidance as required by ASC No. 860 ("ASC 860"), "Transfers and Servicing" (formerly SFAS 166, "Accounting for Transfers of Financial Assets–an Amendment of FASB Statement No. 140"). ASC 860, which modifies and clarifies certain recognition and disclosure concepts, is effective at the beginning of a company's first fiscal year beginning after November 15, 2009. The Company is currently evaluating the potential effect of the provisions of ASC 860 on its consolidated financial statements.

ASU 2010-6

In January 2010, the FASB issued Accounting Standards Update No. 2010-6 ("ASU 2010-6"), "Improving Disclosures about Fair Value Measurements," which amends ASC 820 to require additional disclosures regarding fair value measurements and clarifies certain existing disclosure requirements and is effective for interim and annual reporting periods beginning after

December 15, 2009. The Company is evaluating the potential effect of the provisions of ASU 2010-6 on its consolidated financial statements.

Note B: Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding divisions across the country. The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate. The Company's homebuilding operations consist of four regional reporting segments, referred to as North, Southeast, Texas and West. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. Its financial services segment includes RMC, RHIC, LPS and CNRRG. The Company's financial services segment provides mortgaged-related products and services, as well as title, escrow and insurance services to its homebuyers. Corporate is a non-operating business segment with the sole purpose of supporting operations. In order to best reflect the Company's financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, and certain assets and liabilities relating to employee benefit plans are also attributed to these segments.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note A, "Summary of Significant Accounting Policies."

Selected Segment Information

	YEAR ENDED DECEMBER 31,
(in thousands)	2009	2008	2007

REVENUES
Homebuilding
North	$437,922	$639,814	$857,448
Southeast	315,117	558,194	929,168
Texas	332,118	415,761	571,689
West	156,554	297,862	601,889
Financial services	41,902	64,493	91,681

Total	$1,283,613	$1,976,124	$3,051,875

LOSS BEFORE TAXES
Homebuilding
North	$(101,520)	$(156,158)	$(37,077)
Southeast	(99,362)	(95,449)	(59,419)
Texas	(6,994)	(19,828)	27,098
West	(37,463)	(114,454)	(355,583)
Financial services	(309)	23,027	40,927
Corporate and unallocated	(14,023)	(42,902)	(36,044)

Total	$(259,671)	$(405,764)	$(420,098)

DEPRECIATION AND AMORTIZATION
Homebuilding
North	$5,496	$9,883	$9,028
Southeast	5,961	16,405	8,200
Texas	5,702	8,437	6,820
West	6,917	15,321	27,518
Financial services	305	361	1,054
Corporate and unallocated	687	1,204	1,700

Total	$25,068	$51,611	$54,320

	DECEMBER 31,
(in thousands)	2009	2008

IDENTIFIABLE ASSETS
Homebuilding
North	$224,542	$406,921
Southeast	239,686	382,484
Texas	205,027	290,214
West	78,169	143,015
Financial services	79,559	98,540
Corporate and unallocated	858,470	540,660

Total	$1,685,453	$1,861,834

Note C: Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2009	2008	2007

NUMERATOR
Net loss	$(162,474)	$(396,585)	$(333,526)
DENOMINATOR
Basic earnings per share—weighted-average shares	43,464,955	42,496,796	42,136,315
Effect of dilutive securities	–	–	–

Diluted earnings per share—adjusted weighted-average shares and assumed conversions	43,464,955	42,496,796	42,136,315
NET LOSS PER COMMON SHARE
Basic	$(3.74)	$(9.33)	$(7.92)
Diluted	(3.74)	(9.33)	(7.92)

For the years ended December 31, 2009, 2008 and 2007, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculation as they would have been antidilutive due to the Company's net loss for the year.

Note D: Derivative Instruments

The Company, which uses derivative financial instruments in its normal course of operations, has no derivative financial instruments that are held for trading purposes.

The contract or notional amounts of these financial instruments at December 31 were as follows:

(in thousands)	2009	2008

Mortgage interest rate lock commitments	$117,804	$88,824
Hedging contracts:
Forward-delivery contracts	$68,660	$103,435
Options on futures contracts	–	9,000
Investor financing commitments	–	1,489

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. IRLCs expose the Company to market risk if mortgage rates increase. IRLCs had interest rates generally ranging from 4.0 percent to 6.0 percent at December 31, 2009 and 2008.

RMC purchases IFCs from third parties for the purpose of mitigating its exposure to movement in interest rates on customer-financing commitments. RMC pays the investor a fixed one-time premium for these commitments. In return, RMC receives the option of selling a loan at a fixed rate in the commitment for a stipulated period of time. IFCs are non-transferable, and RMC's risk is limited to the initial premium paid. IFCs are recorded at fair value. There were no outstanding commitments at December 31, 2009. The outstanding commitment at December 31, 2008, was $1.5 million, with a fair value of approximately $19,000.

Hedging contracts are regularly entered into by the Company for the purpose of mitigating its exposure to movement in interest rates on IRLCs. The selection of these hedging contracts is based upon the Company's secondary marketing strategy, which establishes a risk-tolerance level. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The market risk assumed while holding the hedging contracts generally mitigates the market risk associated with IRLCs. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. The Company manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits.

During 2006, the Company terminated its $100.0 million treasury lock at 4.2 percent and its $150.0 million treasury lock at 4.1 percent. These hedges were entered into to facilitate the replacement of higher rate senior and senior subordinated debt in 2006, which were evaluated and deemed to be highly effective at the inception of the contracts. The Company accounted for the treasury locks as cash flow hedges, in accordance with ASC 815. The $8.4 million effective portion of the settlement value of the $150.0 million treasury lock was recorded in 2006, net of income tax effect, in "Accumulated other comprehensive income" and will be amortized over the seven-year life of the related senior notes maturing in 2013. The Company recorded an amortization of $1.2 million for the years ended December 31, 2009, 2008 and 2007, related to the effective portion of this termination.

Note E: Marketable Securities, Available-for-sale

The Company's investment portfolio includes U.S. Treasury securities; government and government agency securities; corporate debt securities; mortgage-backed securities; municipal securities; time deposits; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale as defined in ASC No. 320 ("ASC 320"), "Investments–Debt and Equity Securities" (formerly SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities"). Accordingly, these investments are recorded at fair value. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments are included in "Accumulated other comprehensive income," net of tax, within the Consolidated Balance Sheets.

For the year ended December 31, 2009, net realized earnings totaled $3.7 million and was recorded in "Gain from marketable securities, net" within the Consolidated Statements of Earnings.

The fair values of available-for-sale investments by type of security and contractual maturity as of December 31, 2009, are as follows:

	DECEMBER 31, 2009
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

Type of security:
U.S. Treasury securities	$61,289	$–	$(131)	$61,158
Obligations of U.S. government agencies	170,962	234	(77)	171,119
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	67,919	267	–	68,186
Corporate debt securities	76,682	565	(28)	77,219
Mortgage-backed securities	100	–	–	100

Total debt securities	376,952	1,066	(236)	377,782
Time deposits	10,314	–	–	10,314
Short-term pooled investments	69,758	–	–	69,758

Total marketable securities, available-for-sale	$457,024	$1,066	$(236)	$457,854

Contractual maturity:
Maturing in one year or less				$87,142
Maturing after one year through three years				290,640
Maturing after three years				–

Total debt securities				377,782
Time deposits and short-term pooled investments				80,072

Total marketable securities, available-for-sale				$457,854

The primary objectives of the Company's investment portfolio are safety of principal and liquidity. Investments are made with the purpose of achieving the highest rate of return consistent with these two objectives. The Company's investment policy limits investments to debt rated "A" or better, as well as to bank and money market instruments issued by the government, government agencies, and municipal or other institutions primarily with investment-grade credit ratings. Restrictions are placed on maturities and concentration by type and issuer.

Note F: Fair Values of Financial and Nonfinancial Instruments

Financial Instruments

The Company's financial instruments are held for purposes other than trading. The fair values of these financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques. Estimated fair values are significantly affected by the assumptions used.

The table below sets forth the carrying values and fair values of the Company's financial instruments at December 31, 2009 and 2008. It excludes nonfinancial instruments, and accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

	2009		2008
(in thousands)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE

ASSETS
Marketable securities, available-for-sale	$457,854	$457,854	$3,573	$3,573
Mortgage loans held-for-sale	5,030	5,030	26,291	26,291
DEBT
Senior notes	$857,775	$869,886	$746,000	$559,851
OTHER FINANCIAL INSTRUMENTS
Mortgage interest rate lock commitments	$2,055	$2,055	$2,175	$2,175
Forward-delivery contracts	941	941	(1,400)	(1,400)
Options on futures contracts	–	–	121	121
Investor financing commitments	–	–	19	19

The carrying amounts of cash and cash equivalents and secured notes payable are reported in the Consolidated Balance Sheets and approximate their fair values. The fair values of the marketable securities, available-for-sale, mortgage loans held-for-sale, senior notes, IRLCs and forward-delivery contracts are based on either quoted market prices or market prices for similar financial instruments. Beginning in 2008, and in accordance with Topic 5DD (formerly SAB 109 "Written Loan Commitments Recorded at Fair Value Through Earnings"), fair values of IRLCs include amounts associated with the future servicing of loans.

Fair values of financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques. Estimated fair values are significantly affected by the assumptions used. As required by ASC No. 820 ("ASC 820"), "Fair Value Measurements and Disclosures" (formerly SFAS 157, "Fair Value Measurements"), fair value measurements of financial instruments are categorized as level 1, level 2 or level 3, based on the type of inputs used in estimating fair value.

Fair values determined to be level 3 include the use of internal assumptions, estimates or models. Valuations of these items are therefore sensitive to the assumptions used. Fair values represent the Company's best estimates as of December 31, 2009, based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates, as outlined in more detail within Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth information regarding the Company's fair value measurement methods and values for financial instruments:

	DECEMBER 31, 2009
		FAIR VALUE
(in thousands)	LOWER OF COST OR MARKET[1]	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	VALUATION UTILIZES OBSERVABLE INPUTS (LEVEL 2)	VALUATION UTILIZES UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL

Marketable securities, available-for-sale	$–	$292,930	$164,924	$–	$457,854
Mortgage loans held-for-sale	98	–	4,932	–	5,030
Mortgage interest rate lock commitments	–	–	–	2,055	2,055
Forward-delivery contracts	–	–	941	–	941

1
Loans originated prior to January 1, 2008.

At December 31, 2009, the Company had $457.9 million of marketable securities, available-for-sale that were comprised of U.S. Treasury securities; obligations of U.S. government agencies and FDIC-guaranteed debt; corporate debt securities; mortgage-backed securities; other short-term interest-bearing securities, including money market funds; and publicly traded investments. U.S. Treasury securities, money market funds and publicly traded investments are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in level 1. Obligations of U.S. government agencies and FDIC-guaranteed debt, corporate debt securities, mortgage-backed securities and other short-term interest-bearing securities are valued using quoted market prices of recent transactions or by being benchmarked to transactions of very similar securities. Accordingly, these securities are categorized in level 2. (See Note E, "Marketable Securities, Available-for-sale.")

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (level 2). As of December 31, 2009, contractual principal amounts of loans held-for-sale totaled $5.1 million. IRLCs are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. Mortgage loans held-for-sale and IRLCs were included in "Other" assets within the Consolidated Balance Sheets at December 31, 2009 and 2008. Forward-delivery contracts were included in "Other" assets and "Accrued and other liabilities" within the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

For the year ended December 31, 2009, the Company recorded a decrease of $389,000 in the value of servicing rights that related to the measurement of written loan commitments, compared to an increase of $1.7 million for the same period in 2008, in accordance with Topic 5DD. These changes were included in "Financial services" revenues within the Consolidated Statements of Earnings. Increases or decreases are primarily due to fluctuations in the number, type and amount of loans in the Company's locked loan pipeline.

The Company adopted, on a prospective basis, the provisions of ASC 825 for mortgage loans held-for-sale, effective January 1, 2008. Accordingly, mortgage loans held-for-sale that originated subsequent to January 1, 2008, are measured at fair value. Loans originated prior to that date are held at the lower of cost or market on an aggregate basis, in accordance with ASC No. 948 ("ASC 948"), "Financial Services–Mortgage Banking" (formerly SFAS 65, "Accounting for Certain Mortgage Banking Activities"). The measurement at fair value of mortgage loans held-for-sale improves the consistency of loan valuation between the date of borrower lock and the date of loan sale. As of December 31, 2009, the difference between the aggregate fair value and the aggregate unpaid principal balance for loans measured at fair value was $73,000. Consequently, this amount has been recognized as a gain in current earnings, which is included in "Financial services" revenues within the Consolidated Statements of Earnings. At December 31, 2009 and 2008, the Company held two loans with payments 90 days or more past due that had aggregate carrying values of $342,000 and $145,000, respectively, and aggregate unpaid principal balances of $445,000 and $364,000, respectively.

While recorded fair values represent management's best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could have a material impact on the value of these items.

The following table represents a reconciliation of changes in the fair values of level 3 items included in "Financial services" revenues within the Consolidated Statements of Earnings:

(in thousands)	IRLCs

Fair value at January 1, 2009	$2,175
Additions	18,250
Gain realized on conversion to loans	(18,596)
Change in valuation of items held	226

Fair value at December 31, 2009	$2,055

Nonfinancial Instruments

As of January 1, 2009, the Company adopted provisions of ASC 820 for its nonfinancial instruments, which are measured at fair value on a nonrecurring basis. These nonfinancial homebuilding assets are those assets for which the Company recorded valuation adjustments during the year ended December 31, 2009. See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies," for further discussion of the valuation of the Company's nonfinancial assets.

The following table summarizes the fair value measurements of the Company's nonfinancial assets at December 31, 2009:

(in thousands)	FAIR VALUE HIERARCHY	FAIR VALUE AT DECEMBER 31, 2009[1]	IMPAIRMENTS FOR THE YEAR ENDED DECEMBER 31, 2009

Inventory held-and-used[2]	Level 3	$131,559	$184,281
Inventory held-for-sale[3]	Level 3	6,216	8,514
Other assets held-for-sale[4]	Level 3	1,737	121
Investments in unconsolidated joint ventures	Level 3	2,125	222

Total		$141,637	$193,138

1
Amounts represent fair values for communities where the Company recognized noncash inventory charges during the period.
2
In accordance with ASC 330, inventory held-and-used with a carrying value of $315.8 million was written down to its fair value of $131.6 million at December 31, 2009. The write-down resulted in a total impairment of $184.3 million for the year ended December 31, 2009.
3
In accordance with ASC 330, inventory held-for-sale with a carrying value of $14.7 million was written down to its fair value of $6.2 million at December 31, 2009. The write-down resulted in a total impairment of $8.5 million for the year ended December 31, 2009.
4
In accordance with ASC 330, other assets held-for-sale with a carrying value of $1.9 million was written down to its fair value of $1.7 million at December 31, 2009. The write-down resulted in a total impairment of $121,000 for the year ended December 31, 2009.

Note G: Debt

Debt consisted of the following at December 31:

(in thousands)	2009	2008

Senior notes
5.4 percent senior notes due May 2012	$207,071	$250,000
6.9 percent senior notes due June 2013	215,152	250,000
5.4 percent senior notes due January 2015	205,552	246,000
8.4 percent senior notes due May 2017	230,000	–

Total senior notes	857,775	746,000
Debt discount	(5,107)	(1,154)

Senior notes, net	852,668	744,846
Secured notes payable	3,510	22,274
RMC repurchase facility	–	22,125

Total debt	$856,178	$789,245

At December 31, 2009, maturities of debt are scheduled as follows:

(in thousands)

2010	$1,354
2011	2,156
2012	207,071
2013	215,152
After 2013	435,552

Total debt	$861,285

For the year ended December 31, 2009, the Company's debt repurchases of its senior notes totaled $102.7 million in the open market, for which it paid $88.2 million, resulting in a net gain of $13.9 million. The gain resulting from this debt repurchase is included in "Income (loss) related to early retirement of debt, net" within the Consolidated Statements of Earnings.

The Company entered into a privately negotiated agreement with a holder of its 5.4 percent senior notes due January 2015 (the "Notes") in which the Company agreed to exchange shares of its common stock (the "Common Stock"), par value $1.00 per share, for the Notes during 2009. For the year ended December 31, 2009, the Company issued an aggregate of 729,000 shares of its Common Stock in exchange for $15.5 million in aggregate principal amount of the Notes. The Company recognized a net gain of $118,000 related to this debt exchange, which is included in "Income (loss) related to early retirement of debt, net" within the Consolidated Statements of Earnings.

During 2009, the Company issued a $230.0 million aggregate principal amount of 8.4 percent senior notes due May 2017. The Company received net proceeds of $225.4 million from this offering and expects to use these proceeds for the retirement of near-term debt and for general corporate purposes. The Company will pay interest on the notes on May 15 and November 15 of each year, which commenced on November 15, 2009. The notes will mature on May 15, 2017, and are redeemable at stated redemption prices, in whole or in part, at any time.

During 2009, the Company terminated its unsecured revolving credit facility, resulting in an expense of $1.7 million, which represented a write-off of unamortized debt costs. Prior to the termination, the Company modified its unsecured revolving credit facility, resulting in a $1.8 million expense, which represented a pro rata portion of the facility's unamortized debt costs. These expenses are included in "Income (loss) related to early retirement of debt, net" within the Consolidated Statements of Earnings.

At December 31, 2009, the Company had outstanding (a) $207.1 million of 5.4 percent senior notes due May 2012; ( b) $215.2 million of 6.9 percent senior notes due June 2013; (c) $205.6 million of 5.4 percent senior notes due January 2015; and (d) $230.0 million of 8.4 percent senior notes due May 2017. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

During 2008, the Company's $50.0 million of 5.4 percent senior notes matured and were repaid. The Company repurchased $4.0 million of its 5.4 percent senior notes, which are due January 2015.

The Company redeemed $75.0 million and $25.0 million of its 5.4 percent senior notes due June 2008 in August and December of 2007, respectively. The redemption prices were 100.2 percent and 100.8 percent of the principal amount of the notes outstanding, respectively, plus accrued interest as of the redemption dates. The Company recognized an aggregate loss of approximately $490,000 related to the early retirement of these notes in 2007. This loss is included in "Income (loss) related to early retirement of debt, net" within the Consolidated Statements of Earnings.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2009.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2009 and 2008, outstanding seller-financed nonrecourse notes payable were $3.5 million and $22.3 million, respectively.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain cash deposits for outstanding letters of credit. A total of $71.6 million in letters of credit were outstanding under these agreements at December 31, 2009.

In 2009, RMC entered into the RMC Repurchase Facility, a $60.0 million repurchase facility, with Guaranty Bank. The RMC Repurchase Facility became effective January 15, 2009, and replaced the RMC credit agreement that expired in January 2009. The agreement contains an initial interest rate of LIBOR, plus a margin of 1.75 percent, and is subject to a LIBOR floor of 2.0 percent. The RMC Repurchase Facility contains representations, warranties, covenants and provisions defining events of default. The covenants require RMC to maintain a minimum net worth and certain financial ratios. The Company was in compliance with these covenants, and it voluntarily terminated this facility on December 31, 2009. At December 31, 2008, the Company's total outstanding borrowings against the previous facility totaled $22.1 million. Based on the Company's available liquidity, it does not anticipate the need to replace the facility in the short term.

Note H: Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to profitable year(s) and/or carried forward to future years having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company's experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated deferred tax assets in 2009, 2008 and 2007 primarily due to inventory impairments. In light of these additional impairments, the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn's duration, which limits the Company's ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC 740, the Company recorded net valuation allowances totaling $2.1 million, $143.8 million and $75.2 million against its deferred tax assets during 2009, 2008 and 2007, respectively, which were reflected as noncash charges to income tax expense. The net valuation allowance taken in 2009 was comprised of an $8.6 million increase for net state taxes and a $6.5 million decrease for federal taxes. The valuation allowance taken in 2008 was comprised of $13.3 million of net state taxes and $130.5 million of federal taxes. The valuation allowance taken in 2007 was comprised of net state taxes of $21.7 million and federal taxes of $53.5 million. The net increase in the valuation allowance was $2.1 million from 2008 to 2009, and the balance of the deferred tax valuation allowance was $221.1 million as of December 31, 2009. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

On November 6, 2009, the "Worker, Homeownership and Business Assistance Act of 2009" (the "Act") was enacted. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007, and beginning before January 1, 2010, to be carried back up to five years (such losses were previously limited to a two-year carryback). This change will allow the Company to carry back its 2009 taxable loss to prior years and receive a refund of previously paid federal income taxes. Based on the Company's projected taxable losses for 2009, it estimates such refund to be $99.4 million.

The Company's effective income tax benefit rate was 37.4 percent for the year ended December 31, 2009, compared to effective income tax benefit rates of 2.3 percent and 20.6 percent for the years ended 2008 and 2007, respectively. The change in effective income tax benefit rate in 2009, compared to 2008, was primarily attributable to the Company's ability to carry back certain net operating losses to previously profitable years, as a result of recently enacted tax legislation. The change in effective income tax benefit rate in 2008, compared to 2007, was primarily due to a noncash tax charge that related to the Company's deferred tax assets. The Company had a net current tax receivable of $93.2 million and $160.7 million at December 31, 2009 and 2008, respectively.

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	3.2	3.2	3.2
Resolution of tax contingency	–	–	2.0
Goodwill	–	(0.3)	(1.4)
Deferred tax asset allowance	(0.9)	(35.4)	(17.8)
Other	0.1	(0.2)	(0.4)

Effective tax rate	37.4%	2.3%	20.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities at December 31 were as follows:

(in thousands)	2009	2008

DEFERRED TAX ASSETS
Warranty, legal and other accruals	$23,120	$21,813
Employee benefits	16,370	28,678
Noncash tax charge for impairment of long-lived assets	180,300	170,517
Joint ventures	1,242	12,725
State net operating loss carryforwards	26,846	17,560
Other	3,146	1,418

Total	251,024	252,711
Valuation allowance	(221,082)	(218,950)

Total deferred tax assets	29,942	33,761

DEFERRED TAX LIABILITIES
Deferred recognition of income and gains	(2,489)	(3,065)
Capitalized expenses	(25,717)	(27,708)
Other	(1,736)	(2,988)

Total deferred tax liabilities	(29,942)	(33,761)

NET DEFERRED TAX ASSET	$–	$–

The Company's income tax expense for the years ended December 31, 2009, 2008 and 2007, is summarized as follows:

(in thousands)	2009	2008	2007

CURRENT TAX EXPENSE (BENEFIT)
Federal	$(95,902)	$(167,244)	$(14,323)
State	(1,295)	–	1,617

Total current tax benefit	(97,197)	(167,244)	(12,706)
DEFERRED TAX EXPENSE (BENEFIT)
Federal	–	158,065	(84,872)
State	–	–	11,006

Total deferred expense (benefit)	–	158,065	(73,866)

Total tax benefit	$(97,197)	$(9,179)	$(86,572)

The Company accounts for unrecognized tax benefits in accordance with ASC 740 (formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"). The Company accounts for interest and penalties on unrecognized tax benefits through its provision for income taxes. As of December 31, 2009, the Company's liability for gross unrecognized tax benefits was $4.1 million, of which $2.8 million, if recognized, will affect the Company's effective tax rate. The Company had $2.6 million and $1.7 million in accrued interest and penalties at January 1, 2009 and December 31, 2009, respectively. As of December 31, 2008, the Company's liability for gross unrecognized tax benefits was $7.0 million, of which $4.7 million, if recognized, will affect the Company's effective tax rate. The Company estimates that, within 12 months, $2.0 million of gross state unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax.

The Company's summary of accounting for tax uncertainties at December 31, 2009 and 2008, and for the years then ended, follows:

(in thousands)	2009	2008

Balance at January 1	$6,954	$11,844
Additions related to current year positions	872	634
Reductions related to prior year positions	(1,680)	(2,448)
Reductions due to settlements	–	(1,017)
Reductions due to expiration of the statute of limitations	(2,014)	(2,059)

Balance at December 31	$4,132	$6,954

As of December 31, 2009, the 2005 through 2009 tax years remain open for examination.

Note I: Employee Incentive and Stock Plans

Retirement Savings Opportunity Plan ("RSOP")

All full-time employees are eligible to participate in the RSOP. Part-time employees are eligible to participate in the RSOP following the completion of 1,000 hours of service within the first 12 months of employment or within any plan year after the date of hire. Pursuant to Section 401(k) of the Internal Revenue Code, the plan permits deferral of a portion of a participant's income into a variety of investment options. Total compensation expense related to the Company's matching contributions for this plan totaled $3.6 million, $6.9 million and $10.0 million in 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plan ("ESPP")

All full-time employees of the Company, with the exception of its executive officers, are eligible to participate in the ESPP. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee's contribution by donating an additional 20.0 percent of the employee's payroll deduction. Stock is purchased by a plan administrator on a regular monthly basis. All brokerage and transaction fees for purchasing the stock are paid for by the Company. The Company's expense related to its matching contributions for this plan totaled approximately $160,000, $233,000 and $354,000 in 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plans

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At December 31, 2009, the cash surrender value of these contracts was $8.1 million, compared to $23.8 million at December 31, 2008, and is included in "Other" assets. The net periodic benefit cost of these plans for the year ended December 31, 2009, was $2.0 million and included service costs of $2.5 million, interest costs of $1.8 million, partially offset by investment gains of $2.3 million. The net periodic benefit cost of these plans for the year ended December 31, 2008, was $13.9 million and included service costs of $4.1 million, interest costs of $1.9 million and investment losses of $7.9 million. The net periodic benefit cost of these plans for the year ended December 31, 2007, was $5.7 million and included service costs of $4.5 million, interest costs of $1.4 million and investment gains of $217,000. The $9.4 million and $29.7 million projected benefit obligations at December 31, 2009 and 2008, respectively, were equal to the net liability recognized in the Consolidated Balance Sheets at those dates. This decrease was due to the retirement of the Company's former CEO, of which vested benefits totaling $24.7 million were distributed in accordance with these plans. The weighted-average discount rate used for the plans was 7.9 percent, 7.8 percent and 7.7 percent for 2009, 2008 and 2007, respectively.

Note J: Stock-Based Compensation

The Ryland Group, Inc. 2008 Equity Incentive Plan (the "Plan") permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years. Certain outstanding stock options granted under the Plan or its predecessor plans have a maximum term of ten years. Outstanding restricted stock units granted under predecessor plans generally vest in three equal annual installments or in a one-year period with performance criteria. At December 31, 2009 and 2008, stock options or other awards or units available for grant totaled 1,942,037 and 2,446,606, respectively.

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the "Director Plan") provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. At December 31, 2009 and 2008, there were 45,975 and 72,000 stock awards available for future grant in accordance with the Director Plan, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company's stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $10.2 million, $9.0 million and $12.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Stock-based compensation expense was allocated to the Company's business units and reported in "Corporate," "Financial services" and "Selling, general and administrative" expenses.

ASC 718 requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for those stock options ("excess tax benefits") to be classified as financing cash flows. Excess tax benefits of $580,000, $3.1 million and $6.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

A summary of stock option activity in accordance with the Company's plans as of December 31, 2009, 2008 and 2007, and changes for the years then ended, follows:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (in years)	AGGREGATE INTRINSIC VALUE (in thousands)

Options outstanding at January 1, 2007	4,164,142	$31.29	5.0
Granted	658,500	43.60
Exercised	(638,232)	12.62
Forfeited	(150,244)	53.07

Options outstanding at December 31, 2007	4,034,166	$35.44	4.3	$23,744
Available for future grant	1,680,725

Total shares reserved at December 31, 2007	5,714,891

Options exercisable at December 31, 2007	3,103,087	$31.22	4.4	$23,744

Options outstanding at January 1, 2008	4,034,166	$35.44	4.3
Granted	503,000	31.88
Exercised	(541,720)	8.25
Forfeited	(340,545)	46.21

Options outstanding at December 31, 2008	3,654,901	$37.97	3.8	$4,347
Available for future grant	2,518,606

Total shares reserved at December 31, 2008	6,173,507

Options exercisable at December 31, 2008	2,719,574	$37.53	3.8	$4,347

Options outstanding at January 1, 2009	3,654,901	$37.97	3.8
Granted	482,000	14.22
Exercised	(192,630)	6.09
Forfeited	(250,574)	39.56

Options outstanding at December 31, 2009	3,693,697	$36.43	3.1	$5,277
Available for future grant	1,988,012

Total shares reserved at December 31, 2009	5,681,709

Options exercisable at December 31, 2009	2,810,299	$39.92	3.0	$2,882

A summary of stock options outstanding and exercisable at December 31, 2009, follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING LIFE (in years)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED- AVERAGE EXERCISE PRICE

$ 4.11 to $ 14.13	651,790	3.1	$12.26	221,790	$8.64
$ 16.68 to $ 27.38	779,545	2.9	21.22	704,546	20.62
$ 33.14 to $ 40.00	822,196	3.7	37.06	584,888	38.42
$ 40.12 to $ 44.65	631,916	2.9	44.53	490,825	44.50
$ 57.54 to $ 83.13	808,250	3.1	63.62	808,250	63.62

The total intrinsic values of stock options exercised during the years ended December 31, 2009, 2008 and 2007, were $2.2 million, $9.3 million and $17.8 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

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

The following table presents the weighted-average inputs used and fair values determined for stock options granted during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Expected volatility	49.0%	44.4%	35.8%
Expected dividend yield	0.9%	1.5%	1.1%
Expected term (in years)	3.5	3.9	3.4
Risk-free rate	1.7%	2.8%	4.6%
Weighted-average grant-date fair value	$5.01	$10.60	$12.70

The Company recorded stock-based compensation expense related to stock options of $4.1 million, $4.5 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the Company's nonvested options as of and for the years ended December 31, 2009, 2008 and 2007, follows:

	2009		2008		2007
	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE

Nonvested options outstanding at January 1	935,327	$12.19	931,079	$14.67	798,807	$16.40
Granted	482,000	5.01	503,000	10.60	658,500	12.70
Vested	(410,180)	13.10	(344,002)	15.22	(375,984)	14.57
Forfeited	(123,749)	9.50	(154,750)	15.16	(150,244)	15.54

Nonvested options outstanding at December 31	883,398	$8.23	935,327	$12.19	931,079	$14.67

As of December 31, 2009, there was $4.3 million of total unrecognized compensation cost related to nonvested stock option awards granted under the Company's plans. That cost is expected to be recognized over the next 2.7 years.

The Company has made several restricted stock unit awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards totaled $5.6 million, $3.9 million and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following is a summary of activity relating to restricted stock unit awards:

	2009	2008	2007

Restricted stock units at January 1	480,002	242,000	435,664
Shares awarded	416,482	370,000	25,000
Shares vested	(206,672)	(81,331)	(182,664)
Shares forfeited	(80,000)	(50,667)	(36,000)

Restricted stock units at December 31	609,812	480,002	242,000

At December 31, 2009, the outstanding restricted stock units will vest as follows: 2010–235,496; 2011–235,488; and 2012–138,828.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to such grants in the amounts of $510,000, $700,000 and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note K: Common Stock

On December 23, 2008, the Company announced that the Board of Directors adopted a shareholder rights plan (the "Rights Plan") designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code. The Company's ability to use its NOLs would be limited if there was an ownership change under Section 382. This would occur if stockholders owning, or deemed to own under Section 382, 5.0 percent or more of the Company's stock increased their collective ownership of the aggregate amount of outstanding shares of the Company by more than 50.0 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an ownership change occurring, as defined by Section 382.

The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9 percent or more of the Company's outstanding common stock (an "Acquiring Person") without the approval of its Board of Directors. Under the Rights Plan, one right was distributed for each share of common stock outstanding as of the close of business on December 29, 2008. The rights initially are attached to and trade with the Company's common stock. Subject to the terms, provisions and conditions of the Rights Plan, if the rights become exercisable, each right would initially enable the holder to purchase from the Company one ten-thousandth of a share of its Series A Junior Participating Preferred Stock for a purchase price of $90.00 (the "Purchase Price"). After the rights become exercisable and there is an Acquiring Person, each holder of a right, other than those beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter be entitled to receive, upon exercise of the right and payment of the Purchase Price, that number of shares of common stock, as the case may be, having a market value of twice the Purchase Price.

Existing stockholders who currently own 4.9 percent or more of the outstanding shares of common stock will trigger a dilutive event only if they acquire additional shares. The Company's Board of Directors may, in its sole discretion, exempt any person or group from being deemed an Acquiring Person for purposes of the Rights Plan. The Rights Plan may be terminated by the Board at any time, prior to the rights being triggered. The Rights Plan will continue in effect until December 18, 2018, unless it is terminated or redeemed earlier by the Board of Directors. The Company obtained approval to continue the Rights Plan upon a stockholder vote at its 2009 Annual Meeting of Stockholders.

In addition, the Company's stockholders approved an Amendment to its Articles of Incorporation at its 2009 Annual Meeting of Stockholders to preserve the value of certain tax assets associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code.

Note L: Commitments and Contingencies

Commitments

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At December 31, 2009 and 2008, it had cash deposits and letters of credit outstanding that totaled $20.0 million and $31.0 million, respectively, for land options pertaining to land purchase contracts with aggregate purchase prices of $223.0 million and $276.5 million, respectively. At December 31, 2009, the Company had no commitments with respect to option contracts having specific performance provisions, compared to $5.7 million at December 31, 2008.

Rent expense primarily relates to office facilities, model homes, furniture and equipment.

	YEAR ENDED DECEMBER 31,
(in thousands)	2009	2008	2007

Total rent expense	$13,438	$22,270	$26,760
Less income from subleases	(1,170)	(681)	(246)

Net rent expense	$12,268	$21,589	$26,514

At December 31, 2009, future minimum rental commitments under noncancelable leases with remaining terms in excess of one year are as follows:

(in thousands)

2010	$6,720
2011	5,428
2012	3,621
2013	2,265
2014	2,199
Thereafter	2,878
Less income from subleases	(1,259)

Total lease commitments	$21,852

RMC purchases IFCs from third parties for the purpose of mitigating its exposure to movement in interest rates on customer-financing commitments. RMC pays the investor a fixed one-time premium for these commitments. In return, RMC receives the option of selling a loan at a fixed rate in the commitment for a stipulated period of time. IFCs are non-transferable, and RMC's risk is limited to the initial premium paid. IFCs are recorded at fair value. There were no outstanding commitments at December 31, 2009. The outstanding commitment at December 31, 2008, was $1.5 million, with a fair value of approximately $19,000.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. Development bonds totaled $140.4 million, while performance-related cash deposits and letters of credit totaled $28.3 million, at December 31, 2009. Development bonds totaled $199.0 million, while performance-related cash deposits and letters of credit totaled $54.3 million, at December 31, 2008. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

During 2008, debt related to one of the Company's unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding. The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred. In addition, a Completion Guarantee was also provided that pertained to development and improvement costs estimated by the banks at $358.0 million, plus certain interest and other obligations. The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable. The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 that sought enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance. The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts totaling $117.8 million and $88.8 million at December 31, 2009 and 2008, respectively. Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

The mortgage industry has experienced a substantial increase in delinquencies, foreclosures and foreclosures in process. Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans. Reserves are created to address repurchase and indemnity claims made by these third-party investors or purchasers that arise primarily if the borrower obtained the loan through fraudulent information or omissions and the borrower has made an insufficient number of payments; if there are origination deficiencies attributed to RMC; or if the borrower does not make a first payment. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, the Company's portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating loss is made more difficult by recent delays in processing and requests for payment related to the foreclosure loss by agencies and financial institutions. Recorded reserves represent the Company's best estimate of current and future unpaid losses as of December 31, 2009, based on existing conditions and available information. Reserves for losses related to future indemnifications or for the repurchase of sold and held loans were $17.9 million and $5.4 million at December 31, 2009 and 2008, respectively. Aggregate indemnification and repurchase expenses were $17.3 million, $5.9 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves are reflected in "Accrued and other liabilities" within the Consolidated Balance Sheets, and the associated expenses are included in "Financial services" within the Consolidated Statements of Earnings.

The Company provides product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. The Company estimates and records warranty liabilities based upon historical experience and known risks at the time a home closes as a component of cost of sales, and in the case of unexpected claims, upon identification and quantification of the obligations. Actual future warranty costs could differ from current estimates.

Changes in the Company's product liability reserves during the years are as follows:

(in thousands)	2009	2008	2007

Balance at January 1	$29,777	$36,557	$44,102
Warranties issued	4,109	6,672	11,568
Changes in liability for accruals related to pre-existing warranties	1,095	(979)	252
Settlements made	(10,713)	(12,473)	(19,365)

Balance at December 31	$24,268	$29,777	$36,557

Warranty reserves as of December 31, 2009, include provisions for warranty issues relating to drywall manufactured in China that was purchased and installed by some of the Company's subcontractors. As of December 31, 2009, the Company had identified 77 homes delivered in seven communities that were confirmed to have damage resulting from this defective drywall. Remaining costs to complete the repair of these homes are currently estimated between $2.5 million and $3.0 million. Based on its efforts to date, the Company has not identified any defective drywall from China used in homes delivered by the Company outside of these communities. The Company is continuing its investigation of homes it delivered in these communities during the relevant time period in order to determine whether there are additional homes, or costs, relating to this issue. The outcome of the Company's inspections might require it to increase its warranty reserves in the future.

The Company requires substantially all of its subcontractors to have workers' compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments' subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company's product liability reserves as collectability of claims against subcontractors enrolled in the RHIC program is generally higher. At December 31, 2009 and 2008, RHIC had $25.1 million and $28.3 million in subcontractor product liability reserves, respectively, which are included in "Accrued and other liabilities" within the Consolidated Balance Sheets. Reserves for losses and loss adjustment expenses are based upon industry trends and annual actuarial projections of historical loss development of the Company.

Changes in RHIC's insurance reserves during the years were as follows:

(in thousands)	2009	2008	2007

Balance at January 1	$28,333	$28,293	$22,521
Insurance expense provisions or adjustments	(1,431)	714	5,905
Loss expenses paid	(1,833)	(674)	(133)

Balance at December 31	$25,069	$28,333	$28,293

Expense provisions or adjustments to RHIC's insurance reserves have been included in "Financial services" expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company's analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company's current estimates. The Company believes that adequate provisions for the resolution of all known claims and pending litigation have been made for probable losses. At December 31, 2009 and 2008, the Company had legal reserves of $13.0 million and $15.2 million, respectively. (See Item 3, "Legal Proceedings.")

Note M: Supplemental Guarantor Information

The Company's obligations to pay principal, premium, if any, and interest under its 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; and 8.4 percent senior notes due May 2017 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full and unconditional.

In lieu of providing separate financial statements for the Guarantor Subsidiaries, the accompanying condensed consolidating financial statements have been included. Management does not believe that separate financial statements for the Guarantor Subsidiaries are material to investors and are, therefore, not presented.

The following information presents the consolidating statements of earnings, financial position and cash flows for (a) the parent company and issuer, The Ryland Group, Inc. ("TRG, Inc."); ( b) the Guarantor Subsidiaries; (c) the non-Guarantor Subsidiaries; and (d) the consolidation eliminations used to arrive at the consolidated information for The Ryland Group, Inc. and subsidiaries.

CONSOLIDATING STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31, 2009
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES	$690,753	$556,165	$41,902	$(5,207)	$1,283,613
EXPENSES
Corporate, general and administrative	900,874	619,704	42,211	(5,207)	1,557,582

TOTAL EXPENSES	900,874	619,704	42,211	(5,207)	1,557,582

OTHER INCOME	14,298	–	–	–	14,298
Loss before taxes	(195,823)	(63,539)	(309)	–	(259,671)
Tax benefit	(73,298)	(23,783)	(116)	–	(97,197)
Equity in net loss of subsidiaries	(39,949)	–	–	39,949	–

NET LOSS	$(162,474)	$(39,756)	$(193)	$39,949	$(162,474)

	YEAR ENDED DECEMBER 31, 2008

REVENUES	$1,158,775	$784,712	$64,493	$(31,856)	$1,976,124
EXPENSES
Corporate, general and administrative	1,441,054	930,620	41,466	(31,856)	2,381,284

TOTAL EXPENSES	1,441,054	930,620	41,466	(31,856)	2,381,284

OTHER EXPENSE	604	–	–	–	604
Earnings (loss) before taxes	(282,883)	(145,908)	23,027	–	(405,764)
Tax expense (benefit)	(11,782)	(6,077)	8,680	–	(9,179)
Equity in net loss of subsidiaries	(125,484)	–	–	125,484	–

NET EARNINGS (LOSS)	$(396,585)	$(139,831)	$14,347	$125,484	$(396,585)

	YEAR ENDED DECEMBER 31, 2007

REVENUES	$1,863,482	$1,147,957	$93,282	$(52,846)	$3,051,875
EXPENSES
Corporate, general and administrative	2,034,125	1,437,849	52,355	(52,846)	3,471,483

TOTAL EXPENSES	2,034,125	1,437,849	52,355	(52,846)	3,471,483

OTHER EXPENSE	490	–	–	–	490
Earnings (loss) before taxes	(171,133)	(289,892)	40,927	–	(420,098)
Tax expense (benefit)	(37,985)	(64,344)	15,757	–	(86,572)
Equity in net loss of subsidiaries	(200,378)	–	–	200,378	–

NET EARNINGS (LOSS)	$(333,526)	$(225,548)	$25,170	$200,378	$(333,526)

CONSOLIDATING BALANCE SHEETS

	DECEMBER 31, 2009
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

ASSETS
Cash and cash equivalents	$1,932	$259,040	$24,227	$–	$285,199
Marketable securities and restricted cash	–	493,046	36,661	–	529,707
Consolidated inventories owned	411,996	255,339	–	–	667,335
Investment in subsidiaries/intercompany receivables	1,014,279	–	2,612	(1,016,891)	–
Other assets	147,665	40,455	15,092	–	203,212

TOTAL ASSETS	1,575,872	1,047,880	78,592	(1,016,891)	1,685,453

LIABILITIES
Accounts payable and other accrued liabilities	137,832	58,995	50,586	–	247,413
Debt	856,178	–	–	–	856,178
Intercompany payables	–	754,351	–	(754,351)	–

TOTAL LIABILITIES	994,010	813,346	50,586	(754,351)	1,103,591

STOCKHOLDERS' EQUITY	581,862	234,534	28,006	(262,540)	581,862

TOTAL LIABILITIES AND EQUITY	$1,575,872	$1,047,880	$78,592	$(1,016,891)	$1,685,453

	DECEMBER 31, 2008

ASSETS
Cash and cash equivalents	$12,021	$349,082	$28,583	$–	$389,686
Marketable securities and restricted cash	–	–	33,573	–	33,573
Consolidated inventories owned	705,365	375,734	–	–	1,081,099
Consolidated inventories not owned	140	705	14,373	–	15,218

Total inventories	705,505	376,439	14,373	–	1,096,317
Investment in subsidiaries/intercompany receivables	738,127	–	3,194	(741,321)	–
Other assets	246,475	58,868	36,915	–	342,258

TOTAL ASSETS	1,702,128	784,389	116,638	(741,321)	1,861,834

LIABILITIES
Accounts payable and other accrued liabilities	209,684	71,941	51,786	–	333,411
Debt	767,082	39	22,124	–	789,245
Intercompany payables	–	438,119	–	(438,119)	–

TOTAL LIABILITIES	976,766	510,099	73,910	(438,119)	1,122,656

EQUITY
STOCKHOLDERS' EQUITY	725,362	274,290	28,912	(303,202)	725,362
NONCONTROLLING INTEREST	–	–	13,816	–	13,816

TOTAL LIABILITIES AND EQUITY	$1,702,128	$784,389	$116,638	$(741,321)	$1,861,834

CONSOLIDATING STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2009
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,474)	$(39,756)	$(193)	$39,949	$(162,474)
Adjustments to reconcile net loss to net cash provided by operating activities	186,318	40,508	1,035	–	227,861
Changes in assets and liabilities	164,032	85,491	19,443	(39,949)	229,017
Other operating activities, net	1,279	–	–	–	1,279

Net cash provided by operating activities	189,155	86,243	20,285	–	295,683

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(700)	(1,276)	(130)	–	(2,106)
Purchases of marketable securities, available-for-sale	–	(1,260,124)	(13,873)	–	(1,273,997)
Proceeds from sales and maturities of marketable securities, available-for-sale	–	807,108	9,481	–	816,589
Return of investment in marketable securities, available-for-sale	–	5,000	–	–	5,000
Other investing activities, net	–	–	91	–	91

Net cash used for investing activities	(700)	(449,292)	(4,431)	–	(454,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	118,450	(39)	(22,125)	–	96,286
Common stock dividends, repurchases and stock-based compensation	(180)	–	–	–	(180)
(Increase) decrease in restricted cash	–	(43,186)	1,333	–	(41,853)
Intercompany balances	(316,814)	316,232	582	–	–

Net cash (used for) provided by financing activities	(198,544)	273,007	(20,210)	–	54,253

Net decrease in cash and cash equivalents	(10,089)	(90,042)	(4,356)	–	(104,487)
Cash and cash equivalents at beginning of year	12,021	349,082	28,583	–	389,686

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,932	$259,040	$24,227	$–	$285,199

	YEAR ENDED DECEMBER 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(396,585)	$(139,831)	$14,347	$125,484	$(396,585)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	410,777	118,764	986	–	530,527
Changes in assets and liabilities	214,476	80,909	(26,026)	(125,484)	143,875
Other operating activities, net	(29,365)	–	–	–	(29,365)

Net cash provided by (used for) operating activities	199,303	59,842	(10,693)	–	248,452

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,272)	(5,583)	(11)	–	(9,866)
Purchases of marketable securities, available-for-sale	–	–	(7,948)	–	(7,948)
Proceeds from sales and maturities of marketable securities, available-for-sale	–	–	10,124	–	10,124
Other investing activities, net	–	–	40	–	40

Net cash (used for) provided by investing activities	(4,272)	(5,583)	2,205	–	(7,650)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in debt	(66,839)	(3,967)	22,125	–	(48,681)
Common stock dividends, repurchases and stock-based compensation	(10,274)	–	–	–	(10,274)
Increase in restricted cash	–	–	(16,111)	–	(16,111)
Intercompany balances	(118,805)	126,427	(7,622)	–	–

Net cash (used for) provided by financing activities	(195,918)	122,460	(1,608)	–	(75,066)

Net (decrease) increase in cash and cash equivalents	(887)	176,719	(10,096)	–	165,736
Cash and cash equivalents at beginning of year	12,908	172,363	38,679	–	223,950

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,021	$349,082	$28,583	$–	$389,686

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2007
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(333,526)	$(225,548)	$25,170	$200,378	$(333,526)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	439,802	284,210	1,584	–	725,596
Changes in assets and liabilities	26,332	63,056	(28,580)	(200,378)	(139,570)
Other operating activities, net	(23,985)	–	–	–	(23,985)

Net cash provided by (used for) operating activities	108,623	121,718	(1,826)	–	228,515

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(17,939)	(14,256)	48	–	(32,147)
Purchases of marketable securities, available-for-sale	–	–	(39,996)	–	(39,996)
Proceeds from sales and maturities of marketable securities, available-for-sale	–	–	54,909	–	54,909
Other investing activities, net	–	–	750	–	750

Net cash (used for) provided by financing activities	(17,939)	(14,256)	15,711	–	(16,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(106,341)	(5,012)	–	–	(111,353)
Common stock dividends, repurchases and stock-based compensation	(57,124)	–	(5)	–	(57,129)
Increase in restricted cash	–	–	(13,880)	–	(13,880)
Intercompany balances	42,560	(59,166)	16,606	–	–

Net cash (used for) provided by financing activities	(120,905)	(64,178)	2,721	–	(182,362)

Net (decrease) increase in cash and cash equivalents	(30,221)	43,284	16,606	–	29,669
Cash and cash equivalents at beginning of year	43,129	129,079	22,073	–	194,281

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,908	$172,363	$38,679	$–	$223,950

Note N: Subsequent Events

The Company has evaluated subsequent events through February 26, 2010, the filing date.

In January 2010, the Company entered into a letter of credit agreement totaling $20.0 million that requires it to maintain cash deposits as collateral for outstanding letters of credit.

Supplementary Data

QUARTERLY FINANCIAL DATA (Unaudited)

	2009				2008
(in thousands, except share data)	DEC. 31	SEPT. 30	JUN. 30	MAR. 31	DEC. 31	SEPT. 30	JUN. 30	MAR. 31

CONSOLIDATED RESULTS
Revenues	$418,380	$327,835	$272,160	$265,238	$528,233	$543,844	$487,881	$416,166
Loss before taxes	(58,569)	(52,091)	(73,662)	(75,349)	(89,148)	(80,679)	(189,771)	(46,166)
Tax (benefit) expense	(97,588)	391	–	–	(29,236)	(14,961)	51,868	(16,850)

Net earnings (loss)	$39,019	$(52,482)	$(73,662)	$(75,349)	$(59,912)	$(65,718)	$(241,639)	$(29,316)
Net earnings (loss) per common share:
Basic	$0.89	$(1.20)	$(1.70)	$(1.76)	$(1.40)	$(1.54)	$(5.70)	$(0.69)
Diluted	0.88	(1.20)	(1.70)	(1.76)	(1.40)	(1.54)	(5.70)	(0.69)
Weighted-average common shares outstanding:
Basic	43,831	43,808	43,354	42,853	42,726	42,607	42,422	42,232
Diluted	44,473	43,808	43,354	42,853	42,726	42,607	42,422	42,232

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
David L. Fristoe
 Senior Vice President, Controller and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Ryland Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ryland Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ryland Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Los Angeles, California
February 26, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Ryland Group, Inc.

We have audited The Ryland Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Ryland Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Ryland Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Los Angeles, California
February 26, 2010

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the year covered by this report on Form 10-K, an evaluation was performed by the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

The Company has a committee consisting of key officers, including the chief accounting officer and general counsel, to ensure that its disclosure controls and procedures are effective at the reasonable assurance level. These disclosure controls and procedures are designed such that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management summarized its assessment process and documented its conclusions in the Report of Management, which appears in Part II, Item 8, "Financial Statements and Supplementary Data." The Company's independent registered public accounting firm summarized its review of management's assessment of internal control over financial reporting in an attestation report, which also appears in Part II, Item 8, "Financial Statements and Supplementary Data."

At December 31, 2009, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company's management, including the CEO and CFO, has evaluated any changes in the Company's internal control over financial reporting that occurred during the annual period ended December 31, 2009, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Position (date elected to position) Prior Business Experience

Larry T. Nicholson	52	Chief Executive Officer of the Company (since 2009); President of the Company (since 2008); Chief Operating Officer of the Company (2007–2009); Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (2005–2007); President of the Orlando Division of Ryland Homes (1999–2005)
Gordon A. Milne	58	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000–2002)
Keith E. Bass	45

Senior Vice President of the Company and President of the South Region of Ryland Homes (since 2008); Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (2007–2008); President of the Orlando Division of Ryland Homes (2004–2007)

Robert J. Cunnion, III	54	Senior Vice President, Human Resources of the Company (since 1999)
Eric E. Elder	52	Senior Vice President, Marketing and Communications of the Company (since 2000)
David L. Fristoe	53

Senior Vice President, Controller and Chief Accounting Officer of the Company (since 2005); Senior Vice President, Controller, Chief Accounting Officer and Chief Information Officer of the Company (2000–2005)

Timothy J. Geckle	57	Senior Vice President, General Counsel and Secretary of the Company (since 1997)
Daniel G. Schreiner	52	Senior Vice President of the Company (since 1999); President of Ryland Mortgage Company (since 1998)
Peter G. Skelly	46

Senior Vice President of the Company and President of the North/West Region of Ryland Homes (since 2008); Senior Vice President of the Company and President of the North Region of Ryland Homes (2006–2008); President of the Chicago Division of Ryland Homes (1999–2006)

The Board of Directors elects all officers.

There are no family relationships between any director or executive officer, or arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company's employment and severance arrangements with certain of its executive officers, see the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement"), which is filed pursuant to Regulation 14A under the Exchange Act.

Information as to the Company's directors, executive officers and corporate governance is incorporated by reference from the Company's 2010 Proxy Statement, including the determination by the Board of Directors, with respect to the Audit Committee's financial expert and the identity of each member of the Audit Committee of the Board of Directors.

The Company has adopted a code of ethics that is applicable to its senior officers, directors and employees. To retrieve the Company's code of ethics, visit www.ryland.com, select "Investors" and scroll down the page to "Code of Ethics."

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the 2010 Proxy Statement. The Compensation Committee Report to be included in the 2010 Proxy Statement shall be deemed furnished in this Annual Report on Form 10-K and shall not be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth on page 14 of this Annual Report on Form 10-K and is incorporated by reference from the 2010 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2010 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the 2010 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

			Page No.
(a)	1.	Financial Statements
		Consolidated Statements of Earnings–years ended December 31, 2009, 2008 and 2007	36
		Consolidated Balance Sheets–December 31, 2009 and 2008	37
		Consolidated Statements of Stockholders' Equity–years ended December 31, 2009, 2008 and 2007	38
		Consolidated Statements of Cash Flows–years ended December 31, 2009, 2008 and 2007	39
		Notes to Consolidated Financial Statements	40
	2.	Financial Statement Schedule
		Schedule II–Valuation and Qualifying Accounts	74
		Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.

3.	Exhibits
The following exhibits are included with this report or incorporated herein by reference as indicated below:
	3.1	Articles of Restatement of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
	3.2	Articles of Amendment of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
	3.3	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1996)
	4.1	Senior Notes, dated as of January 11, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-121469)
	4.2	Articles Supplementary of The Ryland Group, Inc. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
	4.3	Senior Notes, dated as of May 9, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
	4.4	Senior Notes, dated as of May 30, 2006 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
	4.5	Senior Notes, dated as of May 5, 2009 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
	4.6	Rights Agreement, dated as of December 18, 2008, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC (Incorporated by reference from Form 8-A, filed December 29, 2008)
4.7

Amendment to the Rights Agreement, dated as of May 18, 2009, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC
(Incorporated by reference from Form 8-K, filed May 22, 2009)

	10.1	Credit Agreement, dated as of January 12, 2006, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
	10.2	First Amendment to Credit Agreement, dated October 17, 2007, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed October 17, 2007)
	10.3	Second Amendment to Credit Agreement, dated February 15, 2008, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed February 15, 2008)
	10.4	Third Amendment to Credit Agreement, dated June 27, 2008, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed July 2, 2008)
10.5

Fourth Amendment to Credit Agreement, dated January 22, 2009, between The Ryland Group, Inc. and certain financial institutions
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

3.	Exhibits, continued
	10.6	Credit Agreement, dated January 24, 2008, between Ryland Mortgage Company and Guaranty Bank (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
	10.7	RMC Repurchase Agreement, dated December 31, 2008, between Ryland Mortgage Company and Guaranty Bank and Buyers (Incorporated by reference from Form 8-K, filed January 15, 2009)
	10.8	2002 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)
	10.9	Amendment and Restatement of 2005 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.10	Amendment and Restatement of The Ryland Group, Inc. 2007 Equity Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.11	Amendment and Restatement of The Ryland Group, Inc. 2008 Equity Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.12	Form of Non-Qualified Stock Option Agreement (Incorporated by reference from Form 8-K, filed April 29, 2005)
	10.13	Form of Amended and Restated Stock Unit Agreement (Incorporated by reference from Form 8-K, filed April 18, 2006)
	10.14	Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.15	Amendment No. 1 to Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.16	Non-Employee Directors' Stock Unit Plan, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.17	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 2000)
	10.18	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)
	10.19	Non-Employee Director Stock Plan, effective April 26, 2006 (Incorporated by reference from Form 8-K, filed April 27, 2006)
	10.20	Amendment to Employment Agreement, by and between The Ryland Group, Inc. and R. Chad Dreier, effective February 25, 2009 (Incorporated by reference on Form 8-K, filed February 26, 2009)
	10.21	Amended and Restated Employment Agreement, dated as of April 20, 2005, between The Ryland Group, Inc. and R. Chad Dreier (Incorporated by reference from Form 8-K/A, filed May 4, 2005)
10.22

Amendment No. 1 to the Amended and Restated Employment Agreement, by and between The Ryland Group, Inc. and R. Chad Dreier, effective January 1, 2005
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

	10.23	The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan (Incorporated by reference from Form 10-Q for the quarter ended September 30, 2003)

3.	Exhibits, continued
	10.24	Amendment and Restatement of The Ryland Group, Inc. Dreier Supplemental Executive Retirement Plan II (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.25	Form of Stock Unit Agreement for R. Chad Dreier (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.26	Amendment and Restatement of The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.27

Form of Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

10.28

Form of Amendment No. 1 to Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

10.29

Form of 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2006)

10.30

Form of Amendment No. 1 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

	10.31	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.32	TRG Incentive Plan, as amended and restated, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.33	The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.34	Amendment No. 1 to The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.35	The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.36	Amendment No. 1 to The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.37	CEO Severance Agreement, dated as of December 17, 2009, by and between The Ryland Group, Inc. and Larry T. Nicholson (Incorporated by reference from Form 8-K, filed December 21, 2009)
	10.38	Lease Agreement, dated as of December 29, 1999, by and between The Ryland Group, Inc. and Kilroy Realty Group (Incorporated by reference from Form 10-K for the year ended December 31, 1999)
10.39

First Amendment to Office Building Lease, dated August 26, 2005, by and between The Ryland Group, Inc. and Kilroy Realty, L.P.
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)

3.	Exhibits, continued
	10.40	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc. and PCCP HC Kierland, LLC (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
	12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
	21	Subsidiaries of the Registrant (Filed herewith)
	23	Consent of Independent Registered Public Accounting Firm (Filed herewith)
	24	Power of Attorney (Filed herewith)
	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

Schedule II–Valuation and Qualifying Accounts

(in thousands)	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS AND TRANSFERS	BALANCE AT END OF PERIOD

Valuation allowances:
Homebuilding inventories
2009	$445,188	$192,964	$(167,285)	$470,867
2008	488,106	257,389	(300,307)	445,188
2007	59,735	503,955	(75,584)	488,106
Other real estate assets
2009	$33,570	$653	$(31,792)	$2,431
2008	2,381	45,640	(14,451)	33,570
2007	670	2,241	(530)	2,381
Deferred tax assets
2009	$218,950	$2,132	$–	$221,082
2008	75,166	143,784	–	218,950
2007	–	75,166	–	75,166

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Ryland Group, Inc.
By:
/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Principal Executive Officer:
/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer	February 26, 2010
Principal Financial Officer:
/s/ Gordon A. Milne
Gordon A. Milne Executive Vice President and Chief Financial Officer	February 26, 2010
Principal Accounting Officer:
/s/ David L. Fristoe
David L. Fristoe Senior Vice President, Controller and Chief Accounting Officer	February 26, 2010

A majority of the Board of Directors: R. Chad Dreier, Leslie M. Frécon, Roland A. Hernandez, William L. Jews, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Larry T. Nicholson, Charlotte St. Martin and Robert G. van Schoonenberg
By:
/s/ Timothy J. Geckle
Timothy J. Geckle As Attorney-in-Fact	February 26, 2010

Index of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002