Form 10-Q
period 2010-03-31
RYLAND GROUP INC
filed 2010-05-05
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on May 4, 2010, was 44,052,754.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31	,
(in thousands, except share data)	2010	2009
REVENUES
Homebuilding	$241,880	$258,967
Financial services	8,888	6,271
TOTAL REVENUES	250,768	265,238

EXPENSES
Cost of sales	212,314	293,036
Selling, general and administrative	32,186	40,300
Financial services	8,416	7,848
Corporate	6,253	9,051
Interest	6,814	-
TOTAL EXPENSES	265,983	350,235

OTHER INCOME
Gain from marketable securities, net	1,155	-
Income (loss) related to early retirement of debt	(237)	9,648
TOTAL OTHER INCOME	918	9,648
Loss before taxes	(14,297)	(75,349)
Tax benefit	-	-
NET LOSS	$(14,297)	$(75,349)
NET LOSS PER COMMON SHARE
Basic	$(0.33)	$(1.76)
Diluted	(0.33)	(1.76)
AVERAGE COMMON SHARES OUTSTANDING
Basic	43,914,130	42,853,399
Diluted	43,914,130	42,853,399
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	MARCH 31,	DECEMBER 31,
(in thousands, except share data)	2010	2009
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$278,522	$285,199
Restricted cash	61,390	71,853
Marketable securities, available-for-sale	480,700	457,854
Total cash, cash equivalents and marketable securities	820,612	814,906
Housing inventories
Homes under construction	356,583	338,909
Land under development and improved lots	287,206	266,286
Inventory held-for-sale	60,476	62,140
Consolidated inventory not owned	90,650	-
Total housing inventories	794,915	667,335
Property, plant and equipment	22,808	21,858
Current taxes receivable, net	-	93,249
Other	102,204	88,105
TOTAL ASSETS	1,740,539	1,685,453

LIABILITIES
Accounts payable	89,354	78,533
Accrued and other liabilities	163,505	168,880
Debt	848,420	856,178
TOTAL LIABILITIES	1,101,279	1,103,591

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—43,980,410 shares at March 31, 2010
(43,845,455 shares at December 31, 2009)	43,980	43,845
Retained earnings	522,685	534,906
Accumulated other comprehensive income	2,964	3,111
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	569,629	581,862
NONCONTROLLING INTEREST	69,631	-
TOTAL EQUITY	639,260	581,862
TOTAL LIABILITIES AND EQUITY	$1,740,539	$1,685,453

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
		MARCH 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,297)	$(75,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,035	7,304
Stock-based compensation expense	3,100	2,191
Loss (gain) on early extinguishment of debt, net	237	(9,648)
Gain on sale of marketable securities	(503)	-
Inventory and other asset impairments and write-offs	4,649	49,426
Deferred tax valuation allowance	5,045	28,721
Changes in assets and liabilities:
(Increase) decrease in inventories	(62,573)	74,754
Net change in other assets, payables and other liabilities	81,822	95,615
Excess tax benefits from stock-based compensation	(261)	(409)
Other operating activities, net	(4,227)	(873)
Net cash provided by operating activities	17,027	171,732

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(4,497)	(345)
Purchases of marketable securities, available-for-sale	(401,548)	(5,093)
Proceeds from sales and maturities of marketable securities, available-for-sale	379,269	1,998
Other investing activities, net	8	63
Net cash used for investing activities	(26,768)	(3,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of long-term debt	(8,210)	(35,938)
Repayments against revolving credit facilities, net	-	(20,683)
(Increase) decrease in short-term borrowings	86	(4,031)
Common stock dividends	(1,334)	(1,297)
Issuance of common stock under stock-based compensation	1,798	799
Excess tax benefits from stock-based compensation	261	409
Decrease in restricted cash	10,463	1,370
Net cash provided by (used for) financing activities	3,064	(59,371)
Net (decrease) increase in cash and cash equivalents	(6,677)	108,984
Cash and cash equivalents at beginning of period	285,199	389,686

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$278,522	$498,670
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash refunds received for income taxes	$100,438	$165,584
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Increase) decrease in consolidated inventory not owned related to land options	$(69,631)	$4,695

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER		TOTAL
	COMMON	RETAINED	COMPREHENSIVE		STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME	[1]	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2010	$43,845	$534,906	$3,111		$581,862
Comprehensive loss:
Net loss		(14,297)			(14,297)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging
instruments and available-for-sale securities, net of
taxes of $91			(147)		(147)
Total comprehensive loss					(14,444)
Common stock dividends (per share $0.03)		(1,345)			(1,345)
Stock-based compensation and related income tax benefit	135	3,421			3,556
STOCKHOLDERS’ EQUITY BALANCE AT MARCH 31, 2010	$43,980	$522,685	$2,964		$569,629
NONCONTROLLING INTEREST					69,631
TOTAL EQUITY BALANCE AT MARCH 31, 2010	$43,980	$522,685	$2,964		$639,260

See Notes to Consolidated Financial Statements.

1  At March 31, 2010, the balance in “Accumulated other comprehensive income” was comprised of an unrealized gain of $2.4 million that related to cash flow hedging instruments (treasury locks) and a net unrealized gain of $604,000 that related to the Company’s marketable securities, available-for-sale, net of taxes of $1.5 million and $374,000, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interest in land and lot option purchase contracts. (See Note 8, “Variable Interest Entities (“VIE”).”) Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2010 presentation. See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2009 Annual Report on Form 10-K for a description of its accounting policies.

The Consolidated Balance Sheet at March 31, 2010, and the Consolidated Statements of Earnings and Cash Flows for the three-month periods ended March 31, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2010, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three months ended March 31, 2010, are not necessarily indicative of the operating results expected for the year ending December 31, 2010.

Note 2.  Comprehensive Loss

Comprehensive loss consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive loss totaled $14.4 million and $75.5 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Note 3.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $278.5 million and $285.2 million at March 31, 2010 and December 31, 2009, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At March 31, 2010 and December 31, 2009, the Company had restricted cash of $61.4 million and $71.9 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $61.2 million at March 31, 2010, and $71.7 million at December 31, 2009. In addition, Ryland Mortgage Company and its subsidiaries (“RMC”) had restricted cash for funds held in trust for third parties of $172,000 and $167,000 at March 31, 2010 and December 31, 2009, respectively.

Note 4.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding divisions across the country. The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate. The Company’s homebuilding operations consist of four regional reporting segments: North, Southeast, Texas and West. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. Its financial services segment includes RMC, RH Insurance Company, Inc. (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”), Columbia

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

National Risk Retention Group, Inc. (“CNRRG”) and RMC Mortgage Corporation (“RMCMC”). The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a non-operating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, and certain assets and liabilities relating to employee benefit plans are also attributed to these segments.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2010	2009
REVENUES
Homebuilding
North	$76,742	$86,847
Southeast	65,853	72,066
Texas	63,157	70,341
West	36,128	29,713
Financial services	8,888	6,271
Total	$250,768	$265,238
EARNINGS/(LOSS) BEFORE TAXES
Homebuilding
North	$(3,079)	$(35,679)
Southeast	(6,652)	(25,798)
Texas	(119)	(2,194)
West	416	(10,698)
Financial services	472	(1,577)
Corporate and unallocated	(5,335)	597
Total	$(14,297)	$(75,349)

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2010	2009
NUMERATOR
Net loss	$(14,297)	$(75,349)

DENOMINATOR
Basic earnings per share—weighted-average shares	43,914,130	42,853,399
Effect of dilutive securities	-	-
Diluted earnings per share—adjusted weighted-average shares and assumed conversions	43,914,130	42,853,399
NET LOSS PER COMMON SHARE
Basic	$(0.33)	$(1.76)
Diluted	(0.33)	(1.76)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

For the three months ended March 31, 2010 and 2009, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculation as they would have been antidilutive due to the Company’s net loss for the respective periods.

Note 6. Marketable Securities, Available-for-sale

The Company’s investment portfolio includes U.S. Treasury securities; government and government agency securities; corporate debt securities; mortgage-backed securities; municipal securities; time deposits; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. Time deposits and short-term pooled investments, which are not considered cash equivalents, have original maturities in excess of 90 days. The Company considers its investment portfolio to be available-for-sale as defined in the Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification (“ASC”) No. 320 (“ASC 320”), “Investments—Debt and Equity Securities.” Accordingly, these investments are recorded at fair value. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in “Accumulated other comprehensive income,” net of tax, within the Consolidated Balance Sheets.

For the three-month period ended March 31, 2010, net realized earnings totaled $1.2 million and was recorded in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

The fair values of available-for-sale investments by type of security and contractual maturity as of March 31, 2010, are as follows:

(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$78,882	$145	$-	$79,027
Obligations of U.S. and local government agencies	128,702	132	(36)	128,798
Corporate debt securities issued under the
FDIC Temporary Liquidity Guarantee Program	75,642	330	(10)	75,962
Corporate debt securities	90,234	433	(14)	90,653
Mortgage-backed securities	100	-	-	100
Total debt securities	373,560	1,040	(60)	374,540
Time deposits	83,273	-	-	83,273
Short-term pooled investments	22,890	-	(3)	22,887
Total marketable securities, available-for-sale	$479,723	$1,040	$(63)	$480,700
Contractual maturity:
Maturing in one year or less				$99,021
Maturing after one year through three years				275,519
Maturing after three years				-
Total debt securities				374,540
Time deposits and short-term pooled investments				106,160
Total marketable securities, available-for-sale				$480,700

The primary objectives of the Company’s investment portfolio are safety of principal and liquidity. Investments are made with the purpose of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to debt rated “A” or better, as well as to bank and money market instruments, issues by the government, government agencies, and municipal or other institutions primarily with investment-grade credit ratings. Restrictions are placed on maturities, as well as on concentration by type and issuer.

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

As required by ASC No. 360 (“ASC 360”), “Property, Plant and Equipment,” inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs or similar assets to determine if the realizable value of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with vendors, adjusted for any anticipated cost reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once impaired, the Company’s determination of fair value and new cost basis is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. At March 31, 2010 and December 31, 2009, valuation reserves related to impaired inventories amounted to $435.1 million and $470.9 million, respectively. The net carrying values of the related inventories amounted to $319.4 million and $335.5 million at March 31, 2010 and December 31, 2009, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. (See “Homebuilding Overview” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Interest and taxes are capitalized during the land development and construction stages. Capitalized interest is amortized as the related inventory is delivered to homebuyers. The following table is a summary of activity related to capitalized interest:

(in thousands)	2010	2009

Capitalized interest at January 1	$89,828	$105,010
Interest capitalized	7,354	11,187
Interest amortized to cost of sales	(10,841)	(8,510)

Capitalized interest at March 31	$86,341	$107,687

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	MARCH 31, 2010			DECEMBER 31, 2009

	LOTS	LOTS		LOTS	LOTS

	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL

North	4,227	3,908	8,135	4,112	2,102	6,214

Southeast	6,468	800	7,268	6,660	637	7,297

Texas	3,672	897	4,569	3,688	887	4,575

West	1,783	410	2,193	1,406	410	1,816

Total	16,150	6,015	22,165	15,866	4,036	19,902

Note 8.  Variable Interest Entities (“VIE”)

As required by ASC No. 810, (“ASC 810”), “Consolidation of Variable Interest Entities,” a VIE is to be consolidated by a company if that company has the power to direct the VIE’s activities, the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosures about VIEs that the Company is not obligated to consolidate but in which it has a significant, though not primary, variable interest.

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. The Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. In accordance with the requirements of ASC 810, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of ASC 810, the Company consolidated $90.7 million of inventory not owned related to its land and lot option purchase contracts at March 31, 2010. While the Company may not have had legal title to the optioned land, under ASC 810 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value.  Additionally, to reflect the fair value of the inventory consolidated under ASC 810, the Company eliminated $21.0 million of its related cash deposits for lot option purchase contracts, which are included in “Consolidated inventory not owned.” Noncontrolling interest totaling $69.6 million was recorded with respect to the consolidation of these contracts, representing the selling

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

entities’ ownership interests in these VIEs. The Company had cash deposits and/or letters of credit totaling $8.9 million at March 31, 2010, that were associated with lot option purchase contracts having an aggregate purchase price of $166.1 million and related to VIEs in which it did not have a primary variable interest.

Note 9.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Currently, the Company participates in six active homebuilding joint ventures in the Austin, Chicago, Dallas, Denver and Washington, D.C., markets and one internet marketing venture. It participates in a number of joint ventures in which it has less than a controlling interest. The Company recognizes its share of the respective joint ventures’ earnings or loss from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in these lots by its share of the earnings from the lots.

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	MARCH 31, 2010			DECEMBER 31, 2009

	LOTS	LOTS		LOTS	LOTS

	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL

North	150	-	150	-	-	-

Southeast	-	-	-	-	-	-

Texas	92	-	92	101	-	101

West	166	1,209	1,375	166	1,209	1,375

Total	408	1,209	1,617	267	1,209	1,476

At March 31, 2010 and December 31, 2009, the Company’s investments in its unconsolidated joint ventures totaled $16.0 million and $10.4 million, respectively, and were classified in “Other” assets within the Consolidated Balance Sheets. For the three months ended March 31, 2010, the Company’s equity in earnings from unconsolidated joint ventures totaled $532,000, compared to $49,000 for the same period in 2009. This increase in earnings was primarily due to fewer impairment charges taken during the three-month period ended March 31, 2010, versus the same period in 2009.

During 2008, debt related to one of the Company’s unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding. The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred. In addition, a Completion Guarantee was also provided that pertained to development and improvement costs, which were estimated by the banks at $358.0 million, plus certain interest and other obligations. The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable. The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 that sought enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance. The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 10.  Debt

Debt consisted of the following:

	MARCH 31,	DECEMBER 31,

(in thousands)	2010	2009

Senior notes

5.4 percent senior notes due May 2012	$199,071	$207,071

6.9 percent senior notes due June 2013	215,152	215,152

5.4 percent senior notes due January 2015	205,552	205,552

8.4 percent senior notes due May 2017	230,000	230,000

Total senior notes	849,775	857,775

Debt discount	(4,951)	(5,107)

Senior notes, net	844,824	852,668

Secured notes payable	3,596	3,510

Total debt	$848,420	$856,178

At March 31, 2010, the Company had outstanding (a) $199.1 million of 5.4 percent senior notes due May 2012; (b) $215.2 million of 6.9 percent senior notes due June 2013; (c) $205.6 million of 5.4 percent senior notes due January 2015; and (d) $230.0 million of 8.4 percent senior notes due May 2017. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

During the first quarter of 2010, the Company repurchased $8.0 million of its senior notes for $8.2 million in cash in the open market. The loss of $237,000 resulting from this debt repurchase was included in “Income (loss) related to early retirement of debt, net” within the Consolidated Statements of Earnings.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain cash deposits for outstanding letters of credit. In January 2010, the Company entered into an additional letter of credit agreement totaling $20.0 million. Outstanding letters of credit totaled $61.1 million and $71.6 million under these agreements at March 31, 2010 and December 31, 2009, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2010 and December 31, 2009, outstanding seller-financed nonrecourse notes payable were $3.6 million and $3.5 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at March 31, 2010.

Note 11.  Fair Values of Financial and Nonfinancial Instruments

Financial Instruments

The Company’s financial instruments are held for purposes other than trading. The fair values of these financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques. Estimated fair values are significantly affected by the assumptions used. As required by ASC No. 820 (“ASC 820”), “Fair Value Measurements and Disclosures,” fair value measurements of financial instruments are categorized as level 1, level 2 or level 3, based on the type of inputs used in estimating fair value.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Fair values determined to be level 3 include the use of internal assumptions, estimates or models. Valuations of these items are, therefore, sensitive to the assumptions used. Fair values represent the Company’s best estimates as of March 31, 2010, based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

The following table sets forth information regarding the Company’s fair value measurement methods and values for financial instruments:

				MARCH 31, 2010

(in thousands)	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	VALUATION UTILIZES OBSERVABLE INPUTS (LEVEL 2)	VALUATION UTILIZES UNOBSERVABLE INPUTS (LEVEL 3)	TOTAL

Marketable securities, available-for-sale	$225,151	$255,549	$-	$480,700

Mortgage loans held-for-sale	-	8,260	-	8,260

Mortgage interest rate lock commitments (“IRLCs”)	-	-	3,042	3,042

Forward-delivery contracts	-	112	-	112

At March 31, 2010, the Company had $480.7 million of marketable securities, available-for-sale that were comprised of U.S. Treasury securities; obligations of U.S. government agencies and FDIC-guaranteed debt; corporate debt securities; mortgage-backed securities; other interest-bearing securities, including money market funds; and publicly traded investments. At December 31, 2009, the Company had $457.9 million of marketable securities, available-for-sale. U.S. Treasury securities, obligations of U.S. government agencies, money market funds and publicly traded investments are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in level 1. FDIC-guaranteed debt, corporate debt securities, mortgage-backed securities and other interest-bearing securities are valued using quoted market prices of recent transactions or by being benchmarked to transactions of very similar securities. Accordingly, these securities are categorized in level 2. (See Note 6, “Marketable Securities, Available-for-sale.”)

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (level 2). Contractual principal amounts of loans held-for-sale totaled $8.2 million and $5.1 million as of March 31, 2010 and December 31, 2009, respectively. IRLCs are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. Mortgage loans held-for-sale and IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans for the three-month periods ended March 31, 2010 and 2009, were $4.5 million and $2.6 million, respectively. Offsetting these gains, losses from forward-delivery contracts used to hedge IRLCs totaled $1.2 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. Gains and losses related to forward-delivery contracts and IRLCs were included in “Financial services” revenues within the Consolidated Statements of Earnings.

For the three-month period ended March 31, 2010, the Company recorded a gain of $178,000 in the value of servicing rights that related to the measurement of written loan commitments, compared to a gain of $555,000 for the same period in 2009, in accordance with Topic 5DD. These gains were included in “Financial services” revenues within the Consolidated Statements of Earnings. Changes in the value of servicing rights are primarily due to fluctuations in the number, type and amount of loans in the Company’s locked loan pipeline.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

As of March 31, 2010 and December 31, 2009, the differences between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value were $33,000 and $73,000, respectively. Consequently, this amount was recognized as a gain in current earnings, which was included in “Financial services” revenues within the Consolidated Statements of Earnings. At March 31, 2010 and December 31, 2009, the Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $342,000 and an aggregate unpaid principal balance of $445,000.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could have a material impact on the value of these items.

The following table represents a reconciliation of changes in the fair values of level 3 items included in “Financial services” revenues within the Consolidated Statements of Earnings:

(in thousands)	IRLCs
Fair value at January 1, 2010	$2,055
Additions	5,509
Gain realized on conversion to loans	(4,459)
Change in valuation of items held	(63)

Fair value at March 31, 2010	$3,042

Nonfinancial Instruments

At January 1, 2009, the Company adopted provisions of ASC 820 for its nonfinancial instruments, which are measured at fair value on a nonrecurring basis. These nonfinancial homebuilding assets are those assets for which the Company recorded valuation adjustments during the first three months of 2010. See Note 7, “Housing Inventories,” and Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the valuation of the Company’s nonfinancial assets.

The following table summarizes the fair value measurements of the Company’s nonfinancial assets:

			IMPAIRMENTS
			FOR THE THREE
	FAIR VALUE	FAIR VALUE AT	MONTHS ENDED
(in thousands)	HIERARCHY	MARCH 31, 2010 [1]	MARCH 31, 2010
Inventory held-and-used [2]	Level 3	$1,872	$3,750
Inventory held-for-sale [3]	Level 3	543	504
Other assets held-for-sale [4]	Level 3	285	5
Investments in unconsolidated joint ventures	Level 3	2,125	20
Total		$4,825	$4,279

[1]	Amounts represent fair values for communities where the Company recognized noncash impairment charges during the period.

[2]

In accordance with ASC 330, inventory held-and-used with a carrying value of $5.6 million was written down to its fair value of $1.9 million at March 31, 2010. The write-down resulted in a total impairment of $3.8 million for the three months ended March 31, 2010.

[3]

In accordance with ASC 330, inventory held-for-sale with a carrying value of $1.0 million was written down to its fair value of $543,000 at March 31, 2010. The write-down resulted in a total impairment of $504,000 for the three months ended March 31, 2010.

[4]

In accordance with ASC 330, an asset held-for-sale with a carrying value of $290,000 was written down to its fair value of $285,000 at March 31, 2010. The write-down resulted in a total impairment of $5,000 for the three months ended March 31, 2010.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 12.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At March 31, 2010, the cash surrender value of these contracts was $9.8 million, compared to $8.1 million at December 31, 2009, and was included in “Other” assets. The net periodic benefit cost of these plans for the three months ended March 31, 2010, was $17,000 and included service costs of $43,000 and interest costs of $140,000, partially offset by investment gains of $166,000. The net periodic benefit cost of these plans for the three months ended March 31, 2009, was $3.0 million and included service costs of $532,000, interest costs of $392,000 and investment losses of $2.1 million. The $9.6 million and $9.4 million projected benefit obligations at March 31, 2010 and December 31, 2009, respectively, were equal to the net liability recognized in the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plans were 7.0 percent and 7.9 percent for the three-month periods ended March 31, 2010 and 2009, respectively.

Note 13.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated deferred tax assets in 2010 and 2009 primarily due to inventory impairments. In light of these additional impairments, the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn’s duration, which limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company recorded a net valuation allowance totaling $5.0 million against its deferred tax assets during the quarter ended March 31, 2010, which was reflected as a noncash charge to income tax expense. The balance of the deferred tax valuation allowance was $226.1 million as of March 31, 2010. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

For the first quarters ended March 31, 2010 and 2009, the Company’s effective income tax benefit rate was 0.0 percent due to noncash charges of $5.0 million and $28.7 million, respectively, for the Company’s deferred tax valuation allowance.

In 2009, the “Worker, Homeownership and Business Assistance Act of 2009” (the “Act”) was enacted. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007, and beginning before January 1, 2010, to be carried back up to five years (such losses were previously limited to a two-year carryback). This change allowed the Company to carry back its 2009 taxable

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

loss to prior years and receive a refund of previously paid federal income taxes. Based on the Company’s taxable loss for 2009, it received a federal income tax refund of $100.5 million during the quarter ended March 31, 2010.

Note 14.  Stock-Based Compensation

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the Company’s plans, all of which were approved by its stockholders. Refer to Note J, “Stock-Based Compensation,” in the Company’s 2009 Annual Report on Form 10-K for more information regarding its stock plans.

The Company recorded $3.1 million and $2.2 million of stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. Stock-based compensation expense was allocated to the Company’s business units and was reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

ASC No. 718 (“ASC 718”), “Compensation—Stock Compensation,” requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation cost recognized for stock options (“excess tax benefits”) to be classified as financing cash flows. Excess tax benefits of $261,000 and $409,000 for the three months ended March 31, 2010 and 2009, respectively, were classified as financing cash inflows within the Consolidated Statements of Cash Flows.

The Ryland Group, Inc. 2008 Equity Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees. At March 31, 2010 and December 31, 2009, stock options, or other awards or units available for grant under the Plan and its predecessor plans, totaled 948,238 and 1,942,037, respectively.

A summary of stock option activity in accordance with the Company’s plans as of March 31, 2010 and 2009, and changes for the three-month periods then ended follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2009	3,654,901	$37.97	3.8
Granted	477,000	14.13
Exercised	(128,530)	6.23
Forfeited	(93,384)	41.81
Options outstanding at March 31, 2009	3,909,987	$36.02	3.8	$3,666
Available for future grant	1,874,990
Total shares reserved at March 31, 2009	5,784,977
Options exercisable at March 31, 2009	2,551,077	$38.91	3.7	$2,487
Options outstanding at January 1, 2010	3,693,697	$36.43	3.1
Granted	821,000	23.27
Exercised	(84,956)	7.48
Forfeited	(80,198)	34.63
Options outstanding at March 31, 2010	4,349,543	$34.54	3.3	$6,705
Available for future grant	994,213
Total shares reserved at March 31, 2010	5,343,756
Options exercisable at March 31, 2010	2,846,673	$39.56	2.9	$4,398

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

The following table presents the weighted-average inputs used and fair values determined for stock options granted during the three-month periods ended March 31, 2010 and 2009:

	2010	2009

Expected volatility	53.6%	48.9%

Expected dividend yield	0.5%	0.9%

Expected term (in years)	3.5	3.5

Risk-free rate	1.6%	1.7%

Weighted-average grant-date fair value	$9.33	$4.97

The Company recorded stock-based compensation expense related to stock options of $1.5 million and $1.2 million for the three-month periods ended March 31, 2010 and 2009, respectively.

During the three-month periods ended March 31, 2010 and 2009, the intrinsic values of stock options exercised totaled $1.3 million and $1.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company has made several restricted stock unit awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards totaled $1.5 million and $908,000 for the three months ended March 31, 2010 and 2009, respectively.

The following is a summary of activity relating to restricted stock unit awards:

	2010	2009

Restricted stock units at January 1	609,812	480,002

Shares awarded	354,000	300,000

Shares vested	(100,003)	-

Shares forfeited	(50,999)	(40,000)

Restricted stock units at March 31	812,810	740,002

At March 31, 2010, the outstanding restricted shares will vest as follows: 2010—135,493; 2011—327,492; 2012—240,157; and 2013—109,668.

The Company has granted stock awards to its non-employee directors pursuant to the terms of The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the “Director Plan”). The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $116,000 and $75,000 during the three-month periods ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, stock options, or other awards or units available for grant under the Director Plan, totaled 45,975.

Note 15.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At March 31, 2010 and December 31, 2009, it had cash deposits and letters of credit outstanding that totaled $39.5 million and $20.0 million, respectively, for land options pertaining

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

to land purchase contracts with aggregate purchase prices of $389.5 million and $223.0 million, respectively. At March 31, 2010 and December 31, 2009, the Company had no commitments with respect to option contracts having specific performance provisions.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At March 31, 2010, development bonds totaled $125.9 million, while performance-related cash deposits and letters of credit totaled $30.4 million. At December 31, 2009, development bonds totaled $140.4 million, while performance-related cash deposits and letters of credit totaled $28.3 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

During 2008, debt related to one of the Company’s unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding. The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred. In addition, a Completion Guarantee was also provided that pertained to development and improvement costs, which were estimated by the banks at $358.0 million, plus certain interest and other obligations. The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment Guarantee and Completion Guarantee is limited to its pro rata percentage of the guarantee and/or costs, as applicable. The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 that sought enforcement of the Completion Guarantees, including a damage claim for an alleged failure of performance. The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  The Company had outstanding IRLCs with notional amounts that totaled $136.4 million and $117.8 million at March 31, 2010 and December 31, 2009, respectively. Hedging contracts are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

The mortgage industry has experienced substantial increases in delinquencies, foreclosures and foreclosures in process. Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans. Reserves are created to address repurchase and indemnity claims made by these third-party investors or purchasers that arise primarily if the borrower obtained the loan through fraudulent information or omissions and the borrower has made an insufficient number of payments; if there are origination deficiencies attributed to RMC; or if the borrower does not make a first payment. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, the Company’s portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating loss is made more difficult by the recent processing and payment delays that are related to the foreclosure loss affecting agencies and financial institutions. Recorded reserves represent the Company’s best estimate of current and future unpaid losses as of March 31, 2010, based on existing conditions and available information. Reserves for losses related to future indemnifications or for the repurchase of sold and held loans were $13.9 million and $17.9 million at March 31, 2010 and December 31, 2009, respectively. Aggregate indemnification and repurchase expenses totaled $2.3 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves were reflected in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” within the Consolidated Statements of Earnings.

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

Changes in the Company’s product liability reserve during the period are as follows:

(in thousands)	2010	2009
Balance at January 1	$24,268	$29,777
Warranties issued	1,371	443
Changes in liability for accruals related to pre-existing warranties	418	250
Settlements made	(2,969)	(1,747)
Balance at March 31	$23,088	$28,723

Warranty reserves as of March 31, 2010, include provisions for warranty issues relating to drywall manufactured in China that was purchased and installed by some of the Company’s subcontractors. As of March 31, 2010, the Company had identified 80 homes delivered in seven communities that were confirmed to have damage resulting from this defective drywall. Remaining costs to complete the repair of these homes are currently estimated between $1.5 million and $2.0 million. Based on its efforts to date, the Company has not identified any defective drywall from China used in homes delivered by the Company outside of these communities. The Company is continuing its investigation of homes it delivered in these communities during the relevant time period in order to determine whether there are additional homes, or costs, related to this issue. The outcome of the Company’s inspections might require it to increase its warranty reserves in the future.

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectability of claims against subcontractors enrolled in the RHIC program is generally higher. At March 31, 2010 and December 31, 2009, RHIC had $24.7 million and $25.1 million in subcontractor product liability reserves, respectively, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for losses and loss adjustment expenses are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

Changes in RHIC’s insurance reserves during the periods were as follows:

(in thousands)	2010	2009
Balance at January 1	$25,069	$28,333
Insurance expense provisions or adjustments	-	-
Loss expenses paid	(342)	(624)
Balance at March 31	$24,727	$27,709

Expense provisions or adjustments to RHIC’s insurance reserves were included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims. The Company establishes reserves to cover its self-

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates. The Company believes that adequate provisions for the resolution of all known claims and pending litigation have been made for probable losses. At March 31, 2010 and December 31, 2009, the Company had legal reserves of $13.5 million and $13.0 million, respectively. (See “Part II, Item 1. Legal Proceedings.”)

Note 16.  New Accounting Pronouncements

ASC 810

In June 2009, the FASB updated certain provisions of ASC 810. These provisions revise the approach to determining the primary beneficiary of a VIE so that it is more qualitative in nature and require companies to more frequently reassess whether they must consolidate a VIE. These provisions are effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted the provisions of ASC 810 effective January 1, 2010, and it did not have a material impact on its financial condition and results of operations.

ASC 860

In June 2009, the FASB issued guidance as required by ASC No. 860 (“ASC 860”), “Transfers and Servicing.” ASC 860, which modifies and clarifies certain recognition and disclosure concepts, is effective at the beginning of a company’s first fiscal year starting after November 15, 2009. The Company adopted the provisions of ASC 860 effective January 1, 2010, and it did not have a material impact on its financial condition and results of operations.

ASU 2010-6

In January 2010, the FASB issued Accounting Standards Update No. 2010-6 (“ASU 2010-6”), “Improving Disclosures about Fair Value Measurements,” which amends ASC 820 to require additional disclosures regarding fair value measurements and clarifies certain existing disclosure requirements.  ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the provisions of ASU 2010-6 effective January 1, 2010, and it did not have a material impact on its financial condition or results of operations.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2010
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$127,707	$114,173	$8,888	$-	$250,768

EXPENSES
Corporate, general and administrative	138,405	119,162	8,416	-	265,983
TOTAL EXPENSES	138,405	119,162	8,416	-	265,983

OTHER INCOME	918	-	-	-	918
Earnings (loss) before taxes	(9,780)	(4,989)	472	-	(14,297)
Tax benefit	-	-	-	-	-
Equity in net loss of subsidiaries	(4,517)	-	-	4,517	-
NET EARNINGS (LOSS)	$(14,297)	$(4,989)	$472	$4,517	$(14,297)

	THREE MONTHS ENDED MARCH 31, 2009
REVENUES	$149,121	$112,900	$6,271	$(3,054)	$265,238

EXPENSES
Corporate, general and administrative	219,929	125,512	7,848	(3,054)	350,235
TOTAL EXPENSES	219,929	125,512	7,848	(3,054)	350,235

OTHER INCOME	9,648	-	-	-	9,648
Loss before taxes	(61,160)	(12,612)	(1,577)	-	(75,349)
Tax benefit	-	-	-	-	-
Equity in net loss of subsidiaries	(14,189)	-	-	14,189	-
NET LOSS	$(75,349)	$(12,612)	$(1,577)	$14,189	$(75,349)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

					MARCH 31, 2010
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$3,547	$254,080	$20,895	$-	$278,522
Marketable securities and restricted cash	-	507,887	34,203	-	542,090
Consolidated inventories owned	417,858	286,407	-	-	704,265
Consolidated inventories not owned	21,019	-	69,631	-	90,650
Total inventories	438,877	286,407	69,631	-	794,915
Investment in subsidiaries/ intercompany receivables	1,060,081	-	332	(1,060,413)	-
Other assets	66,110	40,433	18,469	-	125,012
TOTAL ASSETS	1,568,615	1,088,807	143,530	(1,060,413)	1,740,539

LIABILITIES
Accounts payable and other accrued liabilities	150,566	58,306	43,987	-	252,859
Debt	848,420	-	-	-	848,420
Intercompany payables	-	800,956	-	(800,956)	-
TOTAL LIABILITIES	998,986	859,262	43,987	(800,956)	1,101,279
EQUITY
STOCKHOLDERS’ EQUITY	569,629	229,545	29,912	(259,457)	569,629
NONCONTROLLING INTEREST	-	-	69,631	-	69,631
TOTAL LIABILITIES AND EQUITY	$1,568,615	$1,088,807	$143,530	$(1,060,413)	$1,740,539

				DECEMBER 31, 2009
ASSETS
Cash and cash equivalents	$1,932	$259,040	$24,227	$-	$285,199
Marketable securities and restricted cash	-	493,046	36,661	-	529,707
Consolidated inventories owned	411,996	255,339	-	-	667,335
Investment in subsidiaries/ intercompany receivables	1,014,279	-	2,612	(1,016,891)	-
Other assets	147,665	40,455	15,092	-	203,212
TOTAL ASSETS	1,575,872	1,047,880	78,592	(1,016,891)	1,685,453

LIABILITIES
Accounts payable and other accrued liabilities	137,832	58,995	50,586	-	247,413
Debt	856,178	-	-	-	856,178
Intercompany payables	-	754,351	-	(754,351)	-
TOTAL LIABILITIES	994,010	813,346	50,586	(754,351)	1,103,591
STOCKHOLDERS’ EQUITY	581,862	234,534	28,006	(262,540)	581,862
TOTAL LIABILITIES AND EQUITY	$1,575,872	$1,047,880	$78,592	$(1,016,891)	$1,685,453

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

			THREE MONTHS ENDED MARCH 31, 2010
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(14,297)	$(4,989)	$472	$4,517	$(14,297)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	14,498	1,761	304	-	16,563
Changes in assets and liabilities	64,321	(31,706)	(8,849)	(4,517)	19,249
Other operating activities, net	(4,488)	-	-	-	(4,488)
Net cash provided by (used for) operating activities	60,034	(34,934)	(8,073)	-	17,027
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(2,135)	(2,356)	(6)	-	(4,497)
Purchases of marketable securities, available-for-sale	-	(400,649)	(899)	-	(401,548)
Proceeds from sales and maturities of securities, available-for-sale	-	375,906	3,363	-	379,269
Other investing activities, net	-	-	8	-	8
Net cash (used for) provided by investing activities	(2,135)	(27,099)	2,466	-	(26,768)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(8,124)	-	-	-	(8,124)
Common stock dividends, repurchases and stock-based compensation	725	-	-	-	725
Decrease (increase) in restricted cash	-	10,468	(5)	-	10,463
Intercompany balances	(48,885)	46,605	2,280	-	-
Net cash (used for) provided by financing activities	(56,284)	57,073	2,275	-	3,064
Net increase (decrease) in cash and cash equivalents	1,615	(4,960)	(3,332)	-	(6,677)
Cash and cash equivalents at beginning of year	1,932	259,040	24,227	-	285,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,547	$254,080	$20,895	$-	$278,522

			THREE MONTHS ENDED MARCH 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,349)	$(12,612)	$(1,577)	$14,189	$(75,349)
Adjustments to reconcile net loss to net cash provided by operating activities	72,036	5,734	224	-	77,994
Changes in assets and liabilities	158,183	11,032	15,343	(14,189)	170,369
Other operating activities, net	(1,282)	-	-	-	(1,282)
Net cash provided by operating activities	153,588	4,154	13,990	-	171,732
CASH FLOWS FROM INVESTING ACTIVITIES
Reductions (additions) to property, plant and equipment, net	47	(319)	(73)	-	(345)
Purchases of marketable securities, available-for-sale	-	-	(5,093)	-	(5,093)
Proceeds from sales and maturities of marketable securities, available-for-sale	-	-	1,998		1,998
Other investing activities, net	-	-	63	-	63
Net cash provided by (used for) investing activities	47	(319)	(3,105)	-	(3,377)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(39,969)	-	(20,683)	-	(60,652)
Common stock dividends, repurchases and stock-based compensation	(89)	-	-	-	(89)
Decrease in restricted cash	-	-	1,370	-	1,370
Intercompany balances	(121,147)	117,322	3,825	-	-
Net cash (used for) provided by financing activities	(161,205)	117,322	(15,488)	-	(59,371)
Net (decrease) increase in cash and cash equivalents	(7,570)	121,157	(4,603)	-	108,984
Cash and cash equivalents at beginning of year	12,021	349,082	28,583	-	389,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,451	$470,239	$23,980	$-	$498,670

Note 18. Subsequent Events

In April 2010, the Company offered to purchase, in a tender offer and redemption, up to $300.0 million aggregate principal amount of its senior notes due 2012, 2013 and 2015.  In addition, it issued $300.0 million of new 6.6 percent senior notes due May 2020.  The purpose of these transactions was to lengthen the maturities of the Company’s senior notes.  The Company will use the proceeds from the sale of the new notes to purchase existing notes pursuant to the tender offer and redemption, as well as to pay related fees and expenses.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements in this quarterly report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements represent the Company’s expectations and beliefs concerning future events, and no assurance can be given that the results described in this quarterly report will be achieved.  These forward-looking statements can generally be identified by the use of statements that include words such as “anticipate,” “believe,” could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “should,” “target,” “will” or other similar words or phrases.  All forward-looking statements contained herein are based upon information available to the Company on the date of this quarterly report.  Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 96 percent of consolidated revenues for the three months ended March 31, 2010. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

Operating conditions in the homebuilding industry remained difficult during the first quarter of 2010. The lack of availability of mortgage products resulting from an industrywide increase in loan delinquency and foreclosure rates; tight credit standards; relatively high inventory levels of new and resale homes; low consumer confidence; and high unemployment continued to impact the housing industry and the Company’s ability to attract qualified homebuyers during the quarter. As a consequence of the Company’s cash preservation efforts, an inability to locate land acquisitions that meet the Company’s financial performance requirements and an emphasis on closing communities having a low number of remaining homes to sell in 2008 and 2009, the Company operated from 28.9 percent fewer active communities during the first quarter ended March 31, 2010, versus the same period in 2009. Although the Company continued to report declines in the volume of homes sold, primarily as a result of decreases in the number of its active communities, sales per community increased, while cancellation rates, sales discounts and incentives declined, compared to 2009. Additional valuation adjustments were recorded during the quarter, but they have decreased dramatically, compared to the same period in the prior year. As the Company anticipates improving business conditions, its primary focus has shifted to reloading inventory and returning to profitability, while balancing those objectives with cash preservation. Increasing community count is among the Company’s greatest challenges, as well as one of its highest priorities, as it looks for opportunities to return to growth and profitability. As a result, its inventory increased 19.1 percent, and the number of lots controlled and optioned as of March 31, 2010, were up by 2,263 lots and 1,979 lots, respectively, compared to December 31, 2009. The Company believes that its cash balance, low net debt-to-capital ratio, lean operating structure and access to liquidity will allow it to take advantage of additional land acquisition opportunities as they arise. The Company continues to emphasize gross profit margin expansion while lowering its selling, general and administrative expense to levels it believes are commensurate with current volume levels.

Because conditions remained depressed in certain markets, evaluation of the Company’s assets through quarterly impairment analyses resulted in inventory and other valuation adjustments of $4.3 million during the quarter ended March 31, 2010. A charge of $300,000 related to the abandonment of land purchase option contracts reflects the deterioration of specific related returns and/or unsuccessful renegotiations of land acquisition contract terms. In addition, the Company recorded a net valuation allowance of $5.0 million against its deferred tax assets. These assets were largely the result of inventory impairments taken, and the allowance against them reflects uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future years, it will reverse the allowance, which will, in turn, reduce the effective income tax rate.

For the three months ended March 31, 2010, the Company reported a consolidated net loss of $14.3 million, or $0.33 per diluted share, compared to a consolidated net loss of $75.3 million, or $1.76 per diluted share, for the same period in 2009. The decrease in loss for 2010, compared to 2009, was primarily due to lower inventory and other valuation adjustments and write-offs, an increase in gross profit margins and to a decrease in selling, general and administrative expense, partially offset by declines in closings and home prices, as well as higher interest expense.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company’s revenues totaled $250.8 million for the first quarter of 2010, compared to $265.2 million for the first quarter of 2009, a decline of $14.5 million, or 5.5 percent. This decrease was primarily attributable to declines in closings and average closing price. Revenues for the homebuilding and financial services segments were $241.9 million and $8.9 million, respectively, for the first quarter of 2010, compared to $259.0 million and $6.3 million, respectively, for the same period in 2009.

New orders decreased 13.4 percent to 1,167 units for the first quarter ended March 31, 2010, from 1,347 units for the same period in 2009, primarily due to a lower number of active communities and soft demand in most markets. New order dollars decreased 12.7 percent for the first quarter ended March 31, 2010, compared to the same period in 2009. In July 2008, Congress passed and the President signed into law H.R. 3221, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminated seller-funded down payment assistance on FHA-insured loans approved on or after October 1, 2008. While the Company may obtain other down payment assistance and mortgage financing alternatives for its buyers, the elimination of seller-financed down payment assistance programs had a negative impact on sales, as well as on revenues. In February 2009, the “American Recovery and Reinvestment Act of 2009” was enacted. This legislation included a federal tax credit for qualified, first-time homebuyers purchasing and closing a principal residence on or after January 1, 2009, and before December 1, 2009. In November 2009, this credit was expanded to be available to more homebuyers and extended until June 30, 2010. The Company’s sales in future periods may be adversely affected when this tax credit expires. As a result of decreased prices, low interest rates and tax incentives, the affordability of homes in most of the Company’s markets significantly improved over the last year. Cancellation rates during the quarter ended March 31, 2010, have approached more conventional levels, and sales discounts and incentive rates continued to decline this period.

Consolidated inventories owned by the Company, which includes homes under construction; land under development and improved lots; and inventory held-for-sale, increased 5.5 percent to $704.3 million at March 31, 2010, from $667.3 million at December 31, 2009. Homes under construction increased by 5.2 percent to $356.6 million at March 31, 2010, compared to $338.9 million at December 31, 2009. Land under development and improved lots increased by 7.9 percent to $287.2 million at March 31, 2010, compared to $266.3 million at December 31, 2009. Inventory held-for-sale decreased 2.7 percent to $60.5 million at March 31, 2010, compared to $62.1 million at December 31, 2009. The Company consolidated $90.7 million of inventory not owned at March 31, 2010. The Company did not consolidate any inventory not owned at December 31, 2009. The Company had 305 model homes, totaling $64.1 million, at March 31, 2010, compared to 322 model homes, totaling $70.7 million, at December 31, 2009. This decrease was due to the aforementioned decline in the number of active communities. In addition, the Company had 450 started and unsold homes, totaling $60.8 million, at March 31, 2010, compared to 429 started and unsold homes, totaling $67.6 million, at December 31, 2009.

The Company did not repurchase its common stock during the first quarter of 2010. At March 31, 2010, outstanding shares were 43,980,410, versus 43,845,455 at December 31, 2009.

Housing gross profit margins averaged 12.2 percent for the first quarter of 2010, compared to negative 13.1 percent for the first quarter of 2009, and selling, general and administrative expense decreased by 2.3 percent. The Company recorded $6.8 million of interest expense during the first quarter ended March 31, 2010, due to low development and construction activity relative to its debt levels. The Company believes that as acquisition and development activity rise, interest expense should decline.

The Company ended the quarter with $820.6 million in cash, cash equivalents and marketable securities and no senior debt maturities until 2012. The Company’s net debt-to-capital ratio, including marketable securities, was 4.7 percent at March 31, 2010, compared to 6.6 percent at December 31, 2009. The net debt-to-capital ratio, including marketable securities, is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders’ equity, net of cash, cash equivalents and marketable securities.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company believes the net debt-to-capital ratio is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders. Its investments in joint ventures at March 31, 2010, were not significant. The Company’s deferred tax valuation allowance totaled $226.1 million at March 31, 2010, and should reduce its effective income tax rate in the future. Stockholders’ equity per share declined by 2.4 percent to $12.95 at March 31, 2010, compared to $13.27 at December 31, 2009.

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at March 31, 2010:

Region/Segment	Major Markets Served
North	Baltimore, Chicago, Delaware, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California’s Central Valley, California’s Coachella Valley, California’s Inland Empire, Denver, Las Vegas and Phoenix

The combined homebuilding operations reported a pretax loss of $9.4 million for the first quarter of 2010, compared to a pretax loss of $74.4 million for the first quarter of 2009. Homebuilding results in 2010 improved from 2009 primarily due to lower inventory valuation adjustments and write-offs, an increase in gross profit margins and a decrease in selling, general and administrative expense, partially offset by declines in closings and home prices, as well as higher interest expense.

STATEMENTS OF EARNINGS	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except units)	2010	2009
REVENUES
Housing	$240,800	$258,649
Land and other	1,080	318
TOTAL REVENUES	241,880	258,967

EXPENSES
Cost of sales
Housing	207,278	243,178
Land and other	457	545
Valuation adjustments and write-offs	4,579	49,313
Total cost of sales	212,314	293,036
Selling, general and administrative	32,186	40,300
Interest	6,814	-
TOTAL EXPENSES	251,314	333,336

PRETAX LOSS	$(9,434)	$(74,369)
Closings (units)	984	1,049
Housing gross profit margins	12.2%	(13.1)%
Selling, general and administrative	13.3%	15.6%

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

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

The following table provides the total number of communities impaired during the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009	% CHG
North	-	14	(100.0)%
Southeast	2	9	(77.8)
Texas	-	-	-
West	-	1	(100.0)
Total	2	24	(91.7)%

The following table provides the Company’s total number of communities, including selling, held-for-sale or future development, at March 31, 2010 and 2009:

	2010	2009	% CHG
North	65	81	(19.8)%
Southeast	100	122	(18.0)
Texas	78	91	(14.3)
West	22	33	(33.3)
Total	265	327	(19.0)%

At March 31, 2010, 58 of these communities were held-for-sale, of which 35 communities had less than 20 lots remaining. Due to continued pressure on home prices symptomatic of excess home inventories and increasingly competitive home pricing in certain markets, the Company recorded inventory impairment charges of $4.3 million and $48.4 million during the three months ended March 31, 2010 and 2009, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair value. During the first quarter of 2010, approximately 89 percent of these impairment charges were recorded to residential land and lots and to land held for development, while approximately 11 percent of these charges were recorded to residential construction in progress and finished homes in inventory. At March 31, 2010, the fair value of the Company’s inventory, subject to valuation adjustments of $4.3 million during the quarter, was $2.4 million. Inventory and other impairment charges, as well as write-offs of deposits and acquisition costs, reduced total housing gross profit margins by 1.7 percent and 19.1 percent during the first quarters of 2010 and 2009, respectively. Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future inventory impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue. During the quarter ended March 31, 2010, the Company wrote off $300,000 of earnest money deposits and $70,000 of feasibility costs. For the same period in 2009, write-offs of earnest money deposits and feasibility costs related to land purchase option contracts that it did not pursue were $544,000 and $113,000, respectively. Should weak homebuilding market conditions persist and the Company be

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Three months ended March 31, 2010, compared to three months ended March 31, 2009

The homebuilding segments reported a pretax loss of $9.4 million for the first quarter of 2010, compared to a pretax loss of $74.4 million for the same period in the prior year. Homebuilding results for the first quarter of 2010 improved from the same period in 2009 primarily due to lower inventory and other valuation adjustments and write-offs, partially offset by decreases in closings and home prices.

Homebuilding revenues were $241.9 million for the first quarter of 2010, compared to $259.0 million for the first quarter of 2009, a 6.6 percent decline primarily due to a 6.2 percent decrease in closings and to a 0.8 percent decline in the average closing price of a home.

Homebuilding revenues for the first quarter of 2010 included $1.1 million from land sales, which resulted in net pretax earnings of $623,000, compared to homebuilding revenues for the first quarter of 2009 that included $318,000 from land sales, which resulted in a net pretax loss of $227,000. The gross profit margin from land sales was 57.7 percent for the three months ended March 31, 2010, compared to negative 71.4 percent for the same period in the prior year. Fluctuations in revenues and gross profit percentages from land sales were a result of local market conditions, land portfolios and income tax carryback rules. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders or others.

Housing gross profit margins averaged 12.2 percent for the first quarter of 2010, compared to negative 13.1 percent for the same period in 2009. This increase was primarily attributable to lower inventory and other valuation adjustments and to a decrease in price concessions and sales incentives, partially offset by a decline in the average closing price of homes delivered.  Sales incentives averaged 11.4 percent for the first quarter of 2010, versus 18.0 percent for the first quarter of 2009.

Selling, general and administrative expense totaled 13.3 percent of homebuilding revenues for the first quarter of 2010, compared to 15.6 percent of homebuilding revenues for the same period in 2009. This decrease in the selling, general and administrative expense ratio was primarily attributable to cost-saving initiatives and to lower marketing and advertising expenditures per unit, partially offset by a decline in revenues. Selling, general and administrative expense dollars decreased $8.1 million for the first quarter of 2010, versus the same period in 2009.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $14.2 million and $11.2 million for the three months ended March 31, 2010 and 2009, respectively. The homebuilding segment recorded $6.8 million of interest expense during the first quarter of 2010, while all interest incurred during the first quarter of 2009 was capitalized due to a higher ratio of debt to inventory-under- development.

Homebuilding Segment Information

Conditions have been most challenging in geographical areas that have previously experienced the highest price appreciation. These areas were primarily in the California, Chicago, Florida, Las Vegas, Phoenix and Washington, D.C., markets. As a result of decreased demand, changes in buyer perception and foreclosure activity, the excess supply of housing inventory has been greater in these areas. An attempt to sustain market share, reduce inventory investment and maintain sales volume has caused the Company to experience its highest relative levels of sales discounting and impairments in these markets over the last several years. All of the Company’s lots with valuation adjustments during the first quarter ended March 31, 2010, were located in the Southeast.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides a summary of the Company’s inventory and other impairments taken during the three months ended March 31, 2010 and 2009:

(in thousands)	2010	2009
NORTH
Housing inventory valuation adjustments	$-	$27,864
Option deposit and feasibility cost write-offs	10	421
Total	10	28,285

SOUTHEAST
Housing inventory valuation adjustments	3,750	19,105
Land inventory valuation adjustments	504	-
Option deposit and feasibility cost write-offs	311	16
Total	4,565	19,121

TEXAS
Option deposit and feasibility cost write-offs	37	219
Joint venture and other* impairments	5	-
Total	42	219

WEST
Housing inventory valuation adjustments	-	1,429
Option deposit and feasibility cost write-offs	12	1
Joint venture and other* impairments	20	371
Total	32	1,801
TOTAL
Housing inventory valuation adjustments	3,750	48,398
Land inventory valuation adjustments	504	-
Option deposit and feasibility cost write-offs	370	657
Joint venture and other* impairments	25	371
Total	$4,649	$49,426

* Other includes impairments to other assets.

New Orders

New orders decreased 13.4 percent to 1,167 units for the first quarter of 2010 from 1,347 units for the same period in 2009, and new order dollars declined 12.7 percent for the first quarter of 2010, compared to the same period in 2009. New orders for the three months ended March 31, 2010, decreased 38.4 percent in the North, 16.2 percent in Texas, 17.7 percent in the West and increased 37.1 percent in the Southeast, compared to the three months ended March 31, 2009. The decrease in new orders was primarily a result of a 28.9 percent decline in the Company’s active communities. Additionally, sales have increased to 2.2 homes per community per month for the first quarter of 2010, versus 1.7 homes per community per month for the first quarter of 2009.

The following table provides the number of the Company’s active communities at March 31, 2010 and 2009:

	2010	2009	% CHG
North	54	73	(26.0)%
Southeast	58	82	(29.3)
Texas	52	67	(22.4)
West	13	27	(51.9)
Total	177	249	(28.9)%

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

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the three months ended March 31, 2010 and 2009:

	2010	% CHG	2009	% CHG
UNITS
North	305	(38.4)%	495	(18.2)%
Southeast	388	37.1	283	(56.5)
Texas	330	(16.2)	394	(28.8)
West	144	(17.7)	175	(50.1)
Total	1,167	(13.4)%	1,347	(37.6)%

DOLLARS (in millions)
North	$79	(36.9)%	$126	(23.9)%
Southeast	82	25.3	65	(57.0)
Texas	81	(5.8)	86	(27.1)
West	34	(13.5)	39	(57.0)
Total	$276	(12.7)%	$316	(39.9)%

The following table provides the Company’s cancellation percentages for the three months ended March 31, 2010 and 2009:

	THREE MONTHS ENDED MARCH 31,
	2010	2009
North	24.9%	27.3%
Southeast	14.5	21.8
Texas	21.6	22.0
West	24.6	22.9
Total	20.7%	24.1%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the quarters ended March 31, 2010 and 2009:

	2010	% CHG	2009	% CHG
UNITS
North	275	(16.4)%	329	(22.2)%
Southeast	282	1.4	278	(45.6)
Texas	266	(15.6)	315	(18.6)
West	161	26.8	127	(42.8)
Total	984	(6.2)%	1,049	(32.0)%

AVERAGE PRICE (in thousands)
North	$277	5.3%	$263	(7.1)%
Southeast	233	(10.0)	259	-
Texas	237	6.3	223	2.8
West	222	(5.1)	234	(14.0)
Total	$245	(0.8)%	$247	(3.9)%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At March 31, 2010, the Company had outstanding contracts for 1,915 units, representing a 10.6 percent increase from 1,732 units at December 31, 2009, and a 3.1 percent rise from 1,857 units at March 31, 2009. The $470.3 million value of outstanding contracts at March 31, 2010, represented an increase of 1.2 percent from the $464.6 million value of outstanding contracts at March 31, 2009.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at March 31, 2010 and 2009:

	MARCH 31, 2010			MARCH 31, 2009
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)
North	550	$149	$271	740	$200	$270
Southeast	587	130	222	404	100	247
Texas	575	145	252	548	127	231
West	203	46	226	165	38	230
Total	1,915	$470	$246	1,857	$465	$250

As of March 31, 2010, the Company projects that approximately 70.0 percent of its total outstanding contracts will close during the second quarter of 2010, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the quarterly periods presented:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2010	2009
NORTH
Revenues	$76,742	$86,847
Expenses
Cost of sales	66,930	110,767
Selling, general and administrative	10,652	11,759
Interest	2,239	-
Total expenses	79,821	122,526
Pretax loss	$(3,079)	$(35,679)
Housing gross profit margins	12.3%	(27.6)%

SOUTHEAST
Revenues	$65,853	$72,066
Expenses
Cost of sales	61,157	86,438
Selling, general and administrative	9,171	11,426
Interest	2,177	-
Total expenses	72,505	97,864
Pretax loss	$(6,652)	$(25,798)
Housing gross profit margins	7.9%	(19.8)%

TEXAS
Revenues	$63,157	$70,341
Expenses
Cost of sales	54,414	63,142
Selling, general and administrative	6,980	9,393
Interest	1,882	-
Total expenses	63,276	72,535
Pretax loss	$(119)	$(2,194)
Housing gross profit margins	13.8%	10.4%

WEST
Revenues	$36,128	$29,713
Expenses
Cost of sales	29,813	32,689
Selling, general and administrative	5,383	7,722
Interest	516	-
Total expenses	35,712	40,411
Pretax earnings (loss)	$416	$(10,698)
Housing gross profit margins	17.1%	(10.0)%

TOTAL
Revenues	$241,880	$258,967
Expenses
Cost of sales	212,314	293,036
Selling, general and administrative	32,186	40,300
Interest	6,814	-
Total expenses	251,314	333,336
Pretax loss	$(9,434)	$(74,369)
Housing gross profit margins	12.2%	(13.1)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended March 31, 2010, compared to three months ended March 31, 2009

North—Homebuilding revenues decreased by 11.6 percent to $76.7 million in 2010 from $86.8 million in 2009 primarily due to a 16.4 percent decline in the number of homes delivered, partially offset by a 5.3 percent increase in average sales price. The gross profit margin on home sales was 12.3 percent in 2010, compared to negative 27.6 percent in 2009. This improvement was primarily due to a $28.2 million decrease in inventory or other valuation adjustments and write-offs in 2010, compared to 2009, as there were no inventory or other valuation adjustments and write-offs in 2010, and to a decline in price concessions and sales incentives that totaled 11.7 percent for the quarter ended March 31, 2010, versus 22.1 percent for the same period in 2009. As a result, the North region incurred $3.1 million of pretax loss in 2010, compared to $35.7 million of pretax loss in 2009.

Southeast—Homebuilding revenues totaled $65.9 million in 2010, compared to $72.1 million in 2009, a decrease of 8.6 percent, primarily due to a 10.0 percent decline in average sales price, partially offset by a 1.4 percent increase in the number of homes delivered. The gross profit margin on home sales was 7.9 percent in 2010, compared to negative 19.8 percent in 2009. This improvement was primarily due to a decrease in inventory valuation adjustments and write-offs that totaled $4.1 million in 2010, compared to $19.1 million in 2009, and to a decline in price concessions and sales incentives that totaled 11.0 percent in 2010, versus 14.7 percent in 2009. As a result, the Southeast region incurred $6.7 million of pretax loss in 2010, compared to $25.8 million of pretax loss in 2009.

Texas—Homebuilding revenues decreased by 10.2 percent to $63.2 million in 2010 from $70.3 million in 2009 primarily due to a 15.6 percent decline in the number of homes delivered, partially offset by a 6.3 percent increase in average sales price. The gross profit margin on home sales was 13.8 percent in 2010, compared to 10.4 percent in 2009. This increase was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $5,000 in 2010, compared to $219,000 in 2009, and to a slight decline in price concessions and sales incentives that totaled 11.9 percent of revenues in 2010, versus 12.9 percent in 2009. As a result, the Texas region incurred $119,000 of pretax loss in 2010, compared to $2.2 million of pretax loss in 2009.

West—Homebuilding revenues increased by 21.6 percent to $36.1 million in 2010, compared to $29.7 million in 2009, primarily due to a 26.8 percent rise in the number of homes delivered, partially offset by a 5.1 percent decrease in average sales price. The gross profit margin on home sales was 17.1 percent in 2010, compared to negative 10.0 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $20,000 in 2010, compared to $1.8 million in 2009, and to a decrease in price concessions and sales incentives that totaled 10.7 percent of revenues in 2010, compared to 24.4 percent in 2009. As a result, the West region incurred $416,000 of pretax earnings in 2010, compared to $10.7 million of pretax loss in 2009.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31,
(in thousands, except units)	2010	2009

REVENUES
Income from origination and sale of mortgage loans, net	$6,922	$4,398
Title, escrow and insurance	1,850	1,740
Interest and other	116	133
TOTAL REVENUES	8,888	6,271
EXPENSES	8,416	7,848
PRETAX EARNINGS (LOSS)	$472	$(1,577)
Originations (units)	746	713
Ryland Homes origination capture rate	83.6%	75.9%

Three months ended March 31, 2010, compared to three months ended March 31, 2009

For the three months ended March 31, 2010, the financial services segment reported pretax earnings of $472,000, compared to a pretax loss of $1.6 million for the same period in 2009. Revenues for the financial services segment increased 41.7 percent to $8.9 million for the three months ended March 31, 2010, compared to $6.3 million for the same period in the prior year. This increase was primarily attributable to a rise in net gains, on a per loan basis, due to improved market conditions and to a 4.6 percent rise in closings due to increased capture rates. For the three months ended March 31, 2010, financial services expense totaled $8.4 million, versus $7.8 million for the same period in 2009. For the three months ended March 31, 2010 and 2009, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 83.6 percent and 75.9 percent, respectively.

Corporate

Three months ended March 31, 2010, compared to three months ended March 31, 2009

Corporate expense totaled $6.3 million and $9.1 million for the three months ended March 31, 2010 and 2009, respectively. This decrease was primarily due to a $166,000 gain in the market value of retirement plan investments for the first quarter of 2010, compared to a $2.1 million loss for the same period in 2009.

Early Retirement of Debt

During the three months ended March 31, 2010, the Company recorded a net loss of $237,000 related to debt repurchases, compared to a net gain of $9.6 million related to debt repurchases and to the amendment of its revolving credit facility for the three months ended March 31, 2009.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the first quarter of 2010, the Company determined that an additional valuation allowance was warranted; therefore, a net valuation allowance totaling $5.0 million, which was reflected as a noncash charge to income tax expense, was recorded. As of March 31, 2010, the balance of the deferred tax valuation allowance was $226.1 million.

For the first quarters ended March 31, 2010 and 2009, the Company’s effective income tax benefit rate was 0.0 percent due to noncash charges of $5.0 million and $28.7 million, respectively, for the Company’s deferred tax valuation allowance. The effective income tax benefit rate is not expected to change significantly during the remainder of the year. (See Note 13, “Income Taxes.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under its revolving credit facilities and the issuance of new debt securities. In light of market conditions in 2010, the Company’s focus is on strengthening its balance sheet by generating cash and extending debt maturities, as well as on returning to profitability. As a result of this strategy, the Company ended the first quarter of 2010 with $820.6 million in cash, cash equivalents and marketable securities. The Company lowered its selling, general and administrative expense by $8.1 million for the quarter ended March 31, 2010, versus the same period in 2009.

At March 31, 2010, the Company’s net debt-to-capital ratio was 4.7 percent, including marketable securities, a decrease from 6.6 percent at December 31, 2009. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company’s $820.6 million in cash, cash equivalents and marketable securities, plus the availability of $43.9 million in unused letter of credit facilities, as of March 31, 2010, represents an increase in liquidity, compared to cash, cash equivalents and marketable securities of $814.9 million, plus the availability of $33.4 million in unused letter of credit facilities, as of December 31, 2009.

During the three months ended March 31, 2010, the Company generated $17.0 million of cash from its operations, which included $100.4 million of net income tax refunds, partially offset by investments of $62.6 million in building inventory. Investing activities used $26.8 million, which included outflows of $22.3 million that related to net investments in marketable securities, and $4.5 million in property, plant and equipment. The Company also provided $3.1 million from financing activities, which included a decrease of $10.5 million in restricted cash and $2.1 million from the issuance of common stock and related tax benefits, offset by payments of $8.2 million for the retirement of senior debt and $1.3 million for dividends. After $22.3 million of net investments in highly rated marketable securities, the net cash used during the quarter ended March 31, 2010, was $6.7 million.

During the three months ended March 31, 2009, the Company provided $171.7 million of cash from its operations, which included $165.6 million of net income tax refunds. Investing activities used $3.4 million, which included outflows of $3.1 million related to net investments in marketable securities and $345,000 in property, plant and equipment. The Company used $59.4 million in financing activities, which included payments of $35.9 million for the retirement of senior debt, $20.7 million against revolving credit facilities, $4.0 million for short-term borrowings and $1.3 million for dividends, partially offset by a decrease of $1.4 million in restricted cash and $1.2 million from the issuance of common stock and related tax benefits. After $3.1 million of net investments in highly rated marketable securities, the net cash provided during the quarter ended March 31, 2009, was $109.0 million.

Dividends declared totaled $0.03 per share for the first quarters ended March 31, 2010 and 2009.

During the first quarter of 2010, the Company repurchased $8.0 million of its senior notes for $8.2 million in cash in the open market. The loss of $237,000 resulting from this debt repurchase was included in “Income (loss) related to early retirement of debt, net” within the Consolidated Statements of Earnings.

Consolidated inventories owned by the Company increased by 5.5 percent to $704.3 million at March 31, 2010, compared to $667.3 million at December 31, 2009. The Company attempts to maintain a projected three- to four-year supply of land. At March 31, 2010, it controlled 22,165 lots, with 16,150 lots owned and 6,015 lots, or 27.1 percent, under option. Lots controlled at March 31, 2010, increased by 11.4 percent, compared to 19,902 lots under control at December 31, 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The homebuilding segments’ borrowing arrangements included senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $844.8 million and $852.7 million at March 31, 2010 and December 31, 2009, respectively.

The $199.1 million of 5.4 percent senior notes due May 2012; the $215.2 million of 6.9 percent senior notes due June 2013; the $205.6 million of 5.4 percent senior notes due January 2015; and the $230.0 million of 8.4 percent senior notes due May 2017 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At March 31, 2010, the Company was in compliance with these covenants.

The Company’s obligations to pay principal, premium, if any, and interest under its 5.4 percent senior notes due May 2012; 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; and 8.4 percent senior notes due May 2017 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional. (See Note 17, “Supplemental Guarantor Information.”)

In April 2010, the Company offered to purchase, in a tender offer and redemption, up to $300.0 million aggregate principal amount of its senior notes due 2012, 2013 and 2015.  In addition, it issued $300.0 million of new 6.6 percent senior notes due May 2020.  The purpose of these transactions was to lengthen the maturities of the Company’s senior notes.  The Company will use the proceeds from the sale of the new notes to purchase existing notes pursuant to the tender offer and redemption, as well as to pay related fees and expenses.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2010, such notes payable outstanding amounted to $3.6 million, compared to $3.5 million at December 31, 2009.

The financial services segment uses cash generated internally to finance its operations.

On February 6, 2009, the Company filed a shelf registration with the Securities and Exchange Commission (“SEC”). The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In 2009, the Company issued $230.0 million of 8.4 percent senior notes under its shelf registration statement. During the second quarter of 2010, the Company issued $300.0 million of 6.6 percent senior notes under its shelf registration statement. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the three months ended March 31, 2010, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization from its Board of Directors to purchase approximately 6.3 million additional shares at a cost of $142.3 million, based on the Company’s stock price at March 31, 2010. Outstanding shares were 43,980,410 and 43,845,455 at March 31, 2010 and December 31, 2009, respectively, representing an increase of 0.3 percent.

While the Company expects challenging economic conditions to eventually subside, it is focused on managing overhead expense, land acquisition, development and construction activity in order to maintain cash and debt levels commensurate with its business. The Company believes that it will be able to fund its homebuilding and financial services operations through its existing cash resources for the foreseeable future.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Off—Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At March 31, 2010, the Company had $39.5 million in cash deposits and letters of credit to purchase land and lots with an aggregate purchase price of $389.5 million, none of which contained specific performance provisions. At December 31, 2009, the Company had $20.0 million in cash deposits and letters of credit to purchase land and lots with an aggregate purchase price of $223.0 million, none of which contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $90.7 million of inventory not owned related to land and lot option purchase contracts at March 31, 2010. The Company did not consolidate any inventory not owned at December 31, 2009. (See Note 8, “Variable Interest Entities (“VIE”),” and Note 9, “Investments in Joint Ventures.”)

At March 31, 2010 and December 31, 2009, the Company had outstanding letters of credit under secured letter of credit agreements totaling $61.1 million and $71.6 million, respectively. Additionally, at March 31, 2010, it had development or performance bonds totaling $125.9 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $140.4 million at December 31, 2009. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes and investments in joint ventures. (See Note 9, “Investments in Joint Ventures,” and Note 17, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters.

There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2010, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Outlook

During the first three months of 2010, the Company experienced a decline in sales orders for new homes, compared to the same period in 2009. This decrease was primarily due to a lower number of active communities. Broader market trends and economic conditions continued to contribute to soft demand for residential housing. At March 31, 2010, the Company’s backlog of orders for new homes totaled 1,915 units, or a projected dollar value of $470.3 million, reflecting an increase of 1.2 percent in dollar value from $464.6 million at March 31, 2009. Recent activity by the federal government designed to stimulate the economy, combined with greater affordability resulting from lower home prices and interest rates, has improved demand during 2010, versus 2009, as measured by sales per active community. Recent trends in cancellation rates and sales discounts are encouraging, but the Company is unable to predict the timing or the impact of the decline in stimulus programs, or whether recent trends are sustainable. By implementing initiatives to lower construction costs and maintain current overhead levels, the Company will balance cash preservation with the objective of returning to profitability. In addition, it will seek to replace communities that have been closed with new land parcels

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

designed to replenish its pipeline of lots and to generate higher target margins. As long as the imbalance of housing supply and demand continues, the Company will remain focused on its liquidity and balance sheet while also seeking to optimize its operating performance, thereby positioning itself for the return to a more favorable economic environment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2009. For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

The Company has a committee consisting of key officers, including the chief accounting officer and general counsel, to ensure that its disclosure controls and procedures are effective at the reasonable assurance level.  These disclosure controls and procedures are designed such that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in the Company’s 2009 Annual Report on Form 10-K. The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report, which also appears within the Company’s 2009 Annual Report on Form 10-K.

At December 31, 2009, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2010, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three months ended March 31, 2010, compared to the risk factors set forth in the Company’s 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the three months ended March 31, 2010.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately 3.1 million shares, based on the Company’s stock price on that date. At March 31, 2010, there was $142.3 million available for purchase in accordance with this authorization, or approximately 6.3 million shares, based on the Company’s stock price on that date. This authorization does not have an expiration date.

Item 6.  Exhibits

4.1

Sixth Supplemental Indenture (including the form of Note and the form of Guarantee) by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A., formerly known as The Chase Mellon Bank, as trustee.

(Incorporated by reference from Form 8-K, filed April 29, 2010)

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

THE RYLAND GROUP, INC.
Registrant

May 5, 2010	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 5, 2010	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

4.1

Sixth Supplemental Indenture (including the form of Note and the form of Guarantee) by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A., formerly known as The Chase Mellon Bank, as trustee.

(Incorporated by reference from Form 8-K, filed April 29, 2010)

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