Form 10-Q
period 2010-07-30
RYLAND GROUP INC
filed 2010-08-05
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on August 4, 2010, was 44,107,262.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		SIX MONTHS ENDED
		JUNE 30,		JUNE 30,
(in thousands, except share data)	2010	2009	2010	2009
REVENUES
Homebuilding	$362,337	$261,637	$604,217	$520,604
Financial services	10,936	10,523	19,824	16,794
TOTAL REVENUES	373,273	272,160	624,041	537,398

EXPENSES
Cost of sales	313,593	288,562	525,907	581,598
Selling, general and administrative	37,741	37,665	69,927	77,965
Financial services	11,570	9,413	19,986	17,261
Corporate	7,997	8,534	14,250	17,585
Interest	6,779	2,809	13,593	2,809
TOTAL EXPENSES	377,680	346,983	643,663	697,218

OTHER INCOME
Gain from marketable securities, net	1,715	236	2,870	236
(Loss) income related to early retirement of debt, net	(19,071)	925	(19,308)	10,573
TOTAL OTHER (LOSS) INCOME	(17,356)	1,161	(16,438)	10,809
Loss before taxes	(21,763)	(73,662)	(36,060)	(149,011)
Tax benefit	-	-	-	-
NET LOSS	$(21,763)	$(73,662)	$(36,060)	$(149,011)
NET LOSS PER COMMON SHARE
Basic	$(0.49)	$(1.70)	$(0.82)	$(3.46)
Diluted	(0.49)	(1.70)	(0.82)	(3.46)
AVERAGE COMMON SHARES OUTSTANDING
Basic	44,038,558	43,353,638	43,976,576	43,104,776
Diluted	44,038,558	43,353,638	43,976,576	43,104,776
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	JUNE 30,	DECEMBER 31,
(in thousands, except share data)	2010	2009
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$332,607	$285,199
Restricted cash	62,701	71,853
Marketable securities, available-for-sale	482,427	457,854
Total cash, cash equivalents and marketable securities	877,735	814,906
Housing inventories
Homes under construction	280,893	338,909
Land under development and improved lots	324,319	266,286
Inventory held-for-sale	33,993	62,140
Consolidated inventory not owned	90,650	-
Total housing inventories	729,855	667,335
Property, plant and equipment	19,844	21,858
Current taxes receivable, net	-	93,249
Other	106,248	88,105
TOTAL ASSETS	1,733,682	1,685,453

LIABILITIES
Accounts payable	68,952	78,533
Accrued and other liabilities	172,580	168,880
Debt	873,895	856,178
TOTAL LIABILITIES	1,115,427	1,103,591

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized–10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized–199,990,000 shares
Issued–44,077,262 shares at June 30, 2010
(43,845,455 shares at December 31, 2009)	44,077	43,845
Retained earnings	503,076	534,906
Accumulated other comprehensive income	2,644	3,111
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	549,797	581,862
NONCONTROLLING INTEREST	68,458	-
TOTAL EQUITY	618,255	581,862
TOTAL LIABILITIES AND EQUITY	$1,733,682	$1,685,453

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	SIX MONTHS ENDED
		JUNE 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,060)	$(149,011)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	9,852	12,435
Inventory and other asset impairments and write-offs	13,253	96,766
Loss (gain) on early extinguishment of debt, net	19,308	(10,573)
(Gain) loss on sale of marketable securities	(1,412)	122
Deferred tax valuation allowance	13,204	56,996
Stock-based compensation expense	6,549	5,458
Changes in assets and liabilities:
(Increase) decrease in inventories	(7,077)	98,867
Net change in other assets, payables and other liabilities	54,657	73,673
Excess tax benefits from stock-based compensation	(519)	(465)
Other operating activities, net	(4,044)	(1,358)
Net cash provided by operating activities	67,711	182,910

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,016)	(926)
Purchases of marketable securities, available-for-sale	(1,100,663)	(627,841)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,077,349	224,346
Other investing activities, net	17	71
Net cash used for investing activities	(30,313)	(404,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	300,000	225,414
Retirement of long-term debt	(300,554)	(88,239)
Repayments against revolving credit facilities, net	-	(18,402)
Decrease in short-term borrowings	(201)	(12,750)
Common stock dividends	(2,677)	(2,606)
Issuance of common stock under stock-based compensation	3,771	4,129
Excess tax benefits from stock-based compensation	519	465
Decrease (increase) in restricted cash	9,152	(77,095)
Net cash provided by financing activities	10,010	30,916
Net increase (decrease) in cash and cash equivalents	47,408	(190,524)
Cash and cash equivalents at beginning of period	285,199	389,686

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$332,607	$199,162
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash refunds received for income taxes	$99,535	$165,380
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in debt related to common stock for senior debt exchange	$-	$15,500
(Increase) decrease in consolidated inventory not owned related to land options	(68,458)	5,756

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME [1]	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2010	$43,845	$534,906	$3,111	$581,862
Comprehensive loss:
Net loss		(36,060)		(36,060)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging
instruments and available-for-sale securities, net of
taxes of $289			(467)	(467)
Total comprehensive loss				(36,527)
Common stock dividends (per share $0.06)		(2,688)		(2,688)
Stock-based compensation and related income tax benefit	232	6,918		7,150
STOCKHOLDERS’ EQUITY BALANCE AT JUNE 30, 2010	$44,077	$503,076	$2,644	$549,797
NONCONTROLLING INTEREST				68,458
TOTAL EQUITY BALANCE AT JUNE 30, 2010				$618,255

1     At June 30, 2010, the balance in “Accumulated other comprehensive income” was comprised of an unrealized gain of $2.2 million that related to cash flow hedging instruments (treasury locks) and a net unrealized gain of $471,000 that related to the Company’s marketable securities, available-for-sale, net of taxes of $1.3 million and $292,000, respectively.

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

The Consolidated Balance Sheet at June 30, 2010, the Consolidated Statements of Earnings for the three- and six-month periods ended June 30, 2010 and 2009, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2010, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the operating results expected for the year ending December 31, 2010.

Note 2.  Comprehensive Loss

Comprehensive loss consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the increase or decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive loss totaled $22.1 million and $74.0 million for the three-month periods ended June 30, 2010 and 2009, respectively. Comprehensive loss totaled $36.5 million and $149.6 million for the six-month periods ended June 30, 2010 and 2009, respectively.

Note 3.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $332.6 million and $285.2 million at June 30, 2010 and December 31, 2009, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At June 30, 2010 and December 31, 2009, the Company had restricted cash of $62.7 million and $71.9 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $62.2 million at June 30, 2010, and $71.7 million at December 31, 2009. In addition, Ryland Mortgage Company and its subsidiaries (“RMC”) had restricted cash for funds held in trust for third parties of $498,000 and $167,000 at June 30, 2010 and December 31, 2009, respectively.

Note 4.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding divisions across the country. The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate. The Company’s homebuilding operations consist of four regional reporting segments: North, Southeast, Texas and West. The homebuilding segments specialize in the sale

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

and construction of single-family attached and detached housing. Its financial services segment includes RMC, RH Insurance Company, Inc. (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”), Columbia National Risk Retention Group, Inc. (“CNRRG”) and RMC Mortgage Corporation (“RMCMC”). The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a non-operating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, and certain assets and liabilities relating to employee benefit plans are also attributed to these segments.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2010	2009	2010	2009
REVENUES
Homebuilding
North	$116,648	$97,269	$193,390	$184,116
Southeast	103,229	60,267	169,082	132,333
Texas	99,241	72,279	162,398	142,620
West	43,219	31,822	79,347	61,535
Financial services	10,936	10,523	19,824	16,794
Total	$373,273	$272,160	$624,041	$537,398
EARNINGS/(LOSS) BEFORE TAXES
Homebuilding
North	$(1,968)	$(14,045)	$(5,047)	$(49,724)
Southeast	437	(28,456)	(6,215)	(54,254)
Texas	5,183	(1,057)	5,064	(3,251)
West	572	(23,841)	988	(34,539)
Financial services	(634)	1,110	(162)	(467)
Corporate and unallocated	(25,353)	(7,373)	(30,688)	(6,776)
Total	$(21,763)	$(73,662)	$(36,060)	$(149,011)

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except share data)	2010	2009	2010	2009
NUMERATOR
Net loss	$(21,763)	$(73,662)	$(36,060)	$(149,011)

DENOMINATOR
Basic earnings per share–weighted-average shares	44,038,558	43,353,638	43,976,576	43,104,776
Effect of dilutive securities	-	-	-	-
Diluted earnings per share–adjusted weighted-average shares and assumed conversions	44,038,558	43,353,638	43,976,576	43,104,776
NET LOSS PER COMMON SHARE
Basic	$(0.49)	$(1.70)	$(0.82)	$(3.46)
Diluted	(0.49)	(1.70)	(0.82)	(3.46)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

For the three- and six-month periods ended June 30, 2010 and 2009, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculation as they would have been antidilutive due to the Company’s net loss for the respective periods.

Note 6.  Marketable Securities, Available-for-sale

The Company’s investment portfolio includes U.S. Treasury securities; obligations of U.S. government and U.S. government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; mortgage-backed securities; time deposits; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. Time deposits and short-term pooled investments, which are not considered cash equivalents, have original maturities in excess of 90 days. The Company considers its investment portfolio to be available-for-sale as defined by the Financial Accounting Standards Board (“FASB”) in its Accounting Standards Codification (“ASC”) No. 320 (“ASC 320”), “Investments–Debt and Equity Securities.” Accordingly, these investments are recorded at fair value. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in “Accumulated other comprehensive income,” net of tax, within the Consolidated Balance Sheets.

For the three- and six-month periods ended June 30, 2010, net realized earnings totaled $1.7 million and $2.9 million, respectively. For both the three- and six-month periods ended June 30, 2009, net realized earnings totaled $236,000. These gains were recorded in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

The fair values of available-for-sale marketable securities by type of security as of June 30, 2010 and December 31, 2009, were as follows:

	JUNE 30, 2010
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$118,192	$559	$-	$118,751
Obligations of U.S. and local government agencies	96,636	125	(14)	96,747
Corporate debt securities issued under U.S. government/agency-backed programs	98,073	373	-	98,446
Corporate debt securities	82,028	143	(429)	81,742
Total debt securities	394,929	1,200	(443)	395,686
Time deposits	83,815	-	-	83,815
Short-term pooled investments	2,926	-	-	2,926
Total marketable securities, available-for-sale	$481,670	$1,200	$(443)	$482,427
	DECEMBER 31, 2009
Type of security:
U.S. Treasury securities	$61,289	$-	$(131)	$61,158
Obligations of U.S. and local government agencies	170,962	234	(77)	171,119
Corporate debt securities issued under U.S. government/agency-backed programs	67,919	267	-	68,186
Corporate debt securities	76,682	565	(28)	77,219
Mortgage-backed securities	100	-	-	100
Total debt securities	376,952	1,066	(236)	377,782
Time deposits	10,314	-	-	10,314
Short-term pooled investments	69,758	-	-	69,758
Total marketable securities, available-for-sale	$457,024	$1,066	$(236)	$457,854

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The fair values of available-for-sale marketable securities by contractual maturity as of June 30, 2010 and December 31, 2009, were as follows:

(in thousands)	JUNE 30, 2010	DECEMBER 31, 2009
Contractual maturity:
Maturing in one year or less	$145,055	$87,142
Maturing after one year through three years	250,631	290,640
Maturing after three years	-	-
Total debt securities	395,686	377,782
Time deposits and short-term pooled investments	86,741	80,072
Total marketable securities, available-for-sale	$482,427	$457,854

The primary objectives of the Company’s investment portfolio are safety of principal and liquidity. Investments are made with the purpose of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to debt rated “A” or better, as well as to bank and money market instruments and issues by the U.S. government, U.S. government agencies, and municipal or other institutions primarily with investment-grade credit ratings. Policy restrictions are placed on maturities, as well as on concentration by type and issuer.

Note 7.  Housing Inventories

Housing inventories consist principally of homes under construction; land under development and improved lots; and inventory held-for-sale. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during active development and construction stages. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. Inventories held-for-sale are stated at the lower of cost or fair value less cost to sell.

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs or similar assets to determine if the realizable value of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once impaired, the Company’s determination of fair value and new cost basis is primarily based on discounting estimated cash flows at a rate commensurate with inherent risks that are associated with assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. At June 30, 2010 and December 31, 2009, valuation reserves related to impaired inventories amounted to $388.3 million and $470.9 million, respectively. The net carrying values of the related inventories amounted to $279.2 million and $335.5 million at June 30, 2010 and December 31, 2009, respectively.

The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.

Interest and taxes are capitalized during the land development and construction stages. Capitalized interest is amortized as the related inventory is delivered to homebuyers. The following table is a summary of activity related to capitalized interest:

(in thousands)	2010	2009
Capitalized interest at January 1	$89,828	$105,010
Interest capitalized	15,705	22,042
Interest amortized to cost of sales	(26,588)	(18,909)
Capitalized interest at June 30	$78,945	$108,143

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	JUNE 30, 2010			DECEMBER 31, 2009
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	4,394	3,999	8,393	4,112	2,102	6,214
Southeast	6,091	1,135	7,226	6,660	637	7,297
Texas	3,508	1,304	4,812	3,688	887	4,575
West	1,726	564	2,290	1,406	410	1,816
Total	15,719	7,002	22,721	15,866	4,036	19,902

Note 8.  Variable Interest Entities (“VIE”)

As required by ASC No. 810, (“ASC 810”), “Consolidation of Variable Interest Entities,” a VIE is to be consolidated by a company if that company has the power to direct the VIE’s activities, the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

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

In compliance with the provisions of ASC 810, the Company consolidated $90.7 million of inventory not owned related to its land and lot option purchase contracts at June 30, 2010. While the Company may not have had legal title to the optioned land, under ASC 810 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. Additionally, to reflect the fair value of the inventory consolidated under ASC 810, the Company eliminated $22.2 million of its related cash deposits for lot option purchase contracts, which was included in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaling $68.5 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. The Company had cash deposits and/or letters of credit totaling $9.0 million at June 30, 2010, that were associated with lot option purchase contracts having an aggregate purchase price of $177.3 million and related to VIEs in which it did not have a primary variable interest.

Note 9.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Currently, the Company participates in six active homebuilding joint ventures in the Austin, Chicago, Dallas, Denver and Washington, D.C., markets. It participates in a number of joint ventures in which it has less than a controlling interest. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in these lots by its share of the earnings from the lots.

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	JUNE 30, 2010			DECEMBER 31, 2009
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	150	-	150	-	-	-
Southeast	-	-	-	-	-	-
Texas	84	-	84	101	-	101
West	166	1,209	1,375	166	1,209	1,375
Total	400	1,209	1,609	267	1,209	1,476

At June 30, 2010 and December 31, 2009, the Company’s investments in its unconsolidated joint ventures totaled $14.4 million and $10.4 million, respectively, and were classified in “Other” assets within the Consolidated Balance Sheets. For the three months ended June 30, 2010, the Company’s equity in earnings from unconsolidated

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

joint ventures totaled $74,000, compared to $14,000 for the same period in 2009. For the six months ended June 30, 2010, the Company’s equity in earnings from unconsolidated joint ventures totaled $176,000, compared to $63,000 for the same period in 2009.

During 2008, debt related to one of the Company’s unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding. The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred. In addition, a Completion Guarantee was also provided that pertained to development and improvement costs, which were estimated by the banks at $358.0 million, plus certain interest and other obligations. The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment and Completion Guarantees is limited to its pro rata percentage of the guarantee and/or costs, as applicable. The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 that sought enforcement of the Repayment and Completion Guarantees, including a damage claim for an alleged failure of performance. The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

Note 10.  Debt

Debt consisted of the following:

	JUNE 30,	DECEMBER 31,
(in thousands)	2010	2009
Senior notes
5.4 percent senior notes due May 2012	$-	$207,071
6.9 percent senior notes due June 2013	186,192	215,152
5.4 percent senior notes due January 2015	158,981	205,552
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	-
Total senior notes	875,173	857,775
Debt discount	(4,587)	(5,107)
Senior notes, net	870,586	852,668
Secured notes payable	3,309	3,510
Total debt	$873,895	$856,178

At June 30, 2010, the Company had outstanding (a)   $186.2 million of 6.9 percent senior notes due June 2013; (b)   $159.0 million of 5.4 percent senior notes due January 2015; (c)   $230.0 million of 8.4 percent senior notes due May 2017; and (d)   $300.0 million of 6.6 percent senior notes due May 2020. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

During the second quarter of 2010, the Company issued $300.0 million of 6.6 percent senior notes due May 2020. The Company used the proceeds from the sale of the new notes to purchase existing notes pursuant to the tender offer and redemption, as well as to pay related fees and expenses.

During the second quarter of 2010, the Company redeemed and repurchased, pursuant to a tender offer and redemption, $255.7 million of its senior notes due 2012, 2013 and 2015, for $273.9 million in cash. The Company recognized a charge of $19.5 million resulting from the tender offer and redemption. The Company repurchased an additional $19.0 million of its senior notes, for which it paid $18.4 million in cash in the open market, resulting

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

in a gain of $433,000.  The net loss was included in “(Loss) income related to early retirement of debt, net” within the Consolidated Statements of Earnings.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $62.0 million and $71.6 million under these agreements at June 30, 2010 and December 31, 2009, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2010 and December 31, 2009, outstanding seller-financed nonrecourse notes payable were $3.3 million and $3.5 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at June 30, 2010.

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

Level 1 fair values are those determined using quoted market prices with no valuation adjustments applied. Fair values are determined using significant observable inputs, including quoted market prices of recent transactions or by being benchmarked to transactions of very similar securities. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuation of these items is, therefore, sensitive to the assumptions used. Fair values represent the Company’s best estimates as of June 30, 2010, based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table sets forth information regarding the Company’s fair value measurement methods and values for financial instruments:

	FAIR VALUE
(in thousands)	HIERARCHY	JUNE 30, 2010	DECEMBER 31, 2009
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$118,751	$61,158
Obligations of U.S. and local government agencies	Levels 1 and 2	96,747	171,119
Corporate debt securities issued under
U.S. government/agency-backed programs	Level 2	98,446	68,186
Corporate debt securities	Level 2	81,742	77,219
Mortgage-backed securities	Level 2	-	100
Time deposits	Level 2	83,815	10,314
Short-term pooled investments	Levels 1 and 2	2,926	69,758
Mortgage loans held-for-sale	Level 2	6,492	5,030
Mortgage interest rate lock commitments (“IRLCs”)	Level 3	3,072	2,055
Forward-delivery contracts	Level 2	(851)	941

At June 30, 2010, the Company had $482.4 million of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and U.S. government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; time deposits; and short-term pooled investments. At December 31, 2009, the Company had $457.9 million of marketable securities that were available-for-sale. (See Note 6, “Marketable Securities, Available-for-sale.”)

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (level 2). Contractual principal amounts of loans held-for-sale totaled $7.5 million and $5.1 million as of June 30, 2010 and December 31, 2009, respectively. IRLCs are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. Mortgage loans held-for-sale and IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans for the three-month periods ended June 30, 2010 and 2009, totaled $6.2 million and $3.4 million, respectively. Gains realized on the conversion of IRLCs to loans for the six-month periods ended June 30, 2010 and 2009, were $10.7 million and $6.0 million, respectively. Gains and losses related to forward-delivery contracts and IRLCs were included in “Financial services” revenues within the Consolidated Statements of Earnings.

As of June 30, 2010 and December 31, 2009, the differences between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value were $99,000 and $73,000, respectively. Consequently, these amounts were recognized as gains in current earnings and included in “Financial services” revenues within the Consolidated Statements of Earnings. At June 30, 2010, the Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $505,000 and an aggregate unpaid principal balance of $593,000. At December 31, 2009, the Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $342,000 and an aggregate unpaid principal balance of $445,000.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could materially impact the value of these items.

The following table represents a reconciliation of changes in the fair values of level 3 items included in “Financial services” revenues within the Consolidated Statements of Earnings:

(in thousands)	IRLCs
Fair value at January 1, 2010	$2,055
Additions	10,995
Gain realized on conversion to loans	(10,687)
Change in valuation of items held	709
Fair value at June 30, 2010	$3,072

Nonfinancial Instruments

At January 1, 2009, the Company adopted provisions of ASC 820 for its nonfinancial instruments, which are measured at fair value on a nonrecurring basis. These nonfinancial homebuilding assets are those assets for which the Company recorded valuation adjustments during the first six months of 2010. See Note 7, “Housing Inventories,” and Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the valuation of the Company’s nonfinancial assets.

The following table summarizes the fair value measurements of the Company’s nonfinancial assets:

			FAIR VALUE
(in thousands)	HIERARCHY	JUNE 30, 2010	DECEMBER 31, 2009
Housing inventory [1]	Level 3	$11,993	$131,559
Inventory held-for-sale [2]	Level 3	8,439	6,216
Joint ventures and other assets [3]	Level 3	3,827	3,862

1               Amounts represent fair values for communities where the Company recognized noncash impairment charges during the respective period. In accordance with ASC 330, housing inventory with a carrying value of $20.9 million was written down to its fair value of $12.0 million at June 30, 2010, resulting in a total impairment of $8.9 million for the six months ended June 30, 2010. At December 31, 2009, the carrying value of $315.8 million was written down to its fair value of $131.6 million, resulting in a total impairment of $184.3 million for the year ended December 31, 2009.

2               Amounts represent fair values for communities or lots held-for-sale where the Company recognized noncash impairment charges during the respective period. In accordance with ASC 330, inventory held-for-sale with a carrying value of $11.8 million was written down to its fair value of $8.4 million at June 30, 2010, resulting in a total impairment of $3.4 million for the six months ended June 30, 2010. At December 31, 2009, the carrying value of $14.7 million was written down to its fair value of $6.2 million, resulting in a total impairment of $8.5 million for the year ended December 31, 2009.

3               In accordance with ASC 330, the carrying value of joint ventures and other assets of $4.1 million was written down to its fair value of $3.8 million at June 30, 2010, resulting in a total impairment of $238,000 for the six months ended June 30, 2010. At December 31, 2009, the carrying value of $4.2 million was written down to its fair value of $3.9 million, resulting in a total impairment of $343,000 for the year ended December 31, 2009.

Note 12.  Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At June 30, 2010, the cash surrender value of these contracts was $9.1 million, compared to $8.1 million at December 31, 2009, and was included in “Other” assets. The net periodic benefit cost of these plans for the three months ended June 30, 2010, was $977,000 and included service costs of $65,000, interest costs of

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

$209,000 and an investment loss of $703,000. The net periodic benefit income of these plans for the three months ended June 30, 2009, was $1.4 million and included service costs of $528,000, interest costs of $389,000 and an investment gain of $2.3 million. The net periodic benefit cost of these plans for the six months ended June 30, 2010, was $994,000 and included service costs of $108,000, interest costs of $349,000 and an investment loss of $537,000. The net periodic benefit cost of these plans for the six months ended June 30, 2009, was $1.7 million and included service costs of $1.1 million, interest costs of $781,000 and an investment gain of $178,000. The $9.9 million and $9.4 million projected benefit obligations were equal to the net liabilities recognized in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively. The weighted-average discount rates used for the plans were 7.0 percent and 7.9 percent for the six-month periods ended June 30, 2010 and 2009, respectively.

Note 13.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated deferred tax assets in 2010 and 2009 primarily due to inventory impairments. In light of these additional impairments, the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn’s duration, which limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company recorded a net valuation allowance totaling $8.2 million against its deferred tax assets during the second quarter ended June 30, 2010, which was reflected as a noncash charge to income tax expense. The balance of the deferred tax valuation allowance was $234.3 million as of June 30, 2010. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

For the second quarters ended June 30, 2010 and 2009, the Company’s effective income tax benefit rate was 0.0 percent due to noncash charges of $8.2 million and $28.3 million, respectively, for the Company’s deferred tax valuation allowance, which fully offset the tax benefit related to the pretax losses for the periods.

In 2009, the “Worker, Homeownership and Business Assistance Act of 2009” (the “Act”) was enacted. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007, and beginning before January 1, 2010, to be carried back up to five years (such losses were previously limited to a two-year carryback). This change allowed the Company to carry back its 2009 taxable loss to prior years and receive a refund of previously paid federal income taxes during the first quarter of 2010.

Note 14.  Stock-Based Compensation

The Company recorded $3.4 million and $3.3 million of stock-based compensation expense for the three months ended June 30, 2010 and 2009, respectively. Stock-based compensation expense for the six months ended June 30, 2010 and 2009, totaled $6.5 million and $5.5 million, respectively. Stock-based compensation expense was allocated to the Company’s business units and reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s equity incentive plans as of June 30, 2010 and 2009, and changes for the six-month periods then ended follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2009	3,654,901	$37.97	3.8
Granted	477,000	14.13
Exercised	(158,970)	5.83
Forfeited	(144,337)	45.33
Options outstanding at June 30, 2009	3,828,594	$36.06	3.6	$3,365
Available for future grant	1,835,800
Total shares reserved at June 30, 2009	5,664,394
Options exercisable at June 30, 2009	2,812,530	$39.77	3.4	$2,140
Options outstanding at January 1, 2010	3,693,697	$36.43	3.1
Granted	846,000	23.30
Exercised	(95,064)	7.80
Forfeited	(364,953)	50.70
Options outstanding at June 30, 2010	4,079,680	$33.10	3.2	$1,501
Available for future grant	1,220,742
Total shares reserved at June 30, 2010	5,300,422
Options exercisable at June 30, 2010	2,806,552	$37.84	2.8	$1,055

The Company recorded stock-based compensation expense related to employee stock options of $1.4 million and $1.0 million for the three-month periods ended June 30, 2010 and 2009, respectively. Stock-based compensation expense related to employee stock options for the six-month periods ended June 30, 2010 and 2009, totaled $2.9 million and $2.2 million, respectively.

During the three- and six-month periods ended June 30, 2010, the total intrinsic values of stock options exercised totaled $113,000 and $1.4 million, respectively. For the three- and six-month periods ended June 30, 2009, the total intrinsic values of stock options exercised totaled $498,000 and $1.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards to senior executives totaled $1.9 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively. For the six-month periods ended June 30, 2010 and 2009, expense associated with these awards totaled $3.4 million and $3.1 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following is a summary of activity relating to restricted stock unit awards:

	2010	2009
Restricted stock units at January 1	609,812	480,002
Shares awarded	404,000	416,482
Shares vested	(225,496)	(196,672)
Shares forfeited	(50,999)	(80,000)
Restricted stock units at June 30	737,317	619,812

At June 30, 2010, the outstanding restricted shares will vest as follows: 2010—10,000; 2011—344,159; 2012—256,823; and 2013—126,335.

The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $172,000 and $103,000 during the three-month periods ended June 30, 2010 and 2009, respectively. For the six-month periods ended June 30, 2010 and 2009, stock-based compensation expense related to Director Plan stock awards totaled $289,000 and $178,000, respectively. At June 30, 2010 and December 31, 2009, shares of common stock available for grant under the Director Plan totaled 21,975 and 45,975, respectively.

Note 15.  Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At June 30, 2010 and December 31, 2009, it had cash deposits and letters of credit outstanding that totaled $42.3 million and $20.0 million, respectively, for land options pertaining to land purchase contracts with an aggregate purchase price of $427.7 million and $223.0 million, respectively. At June 30, 2010 and December 31, 2009, the Company had no commitments with respect to option contracts having specific performance provisions.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At June 30, 2010, development bonds totaled $124.8 million, while performance-related cash deposits and letters of credit totaled $33.5 million. At December 31, 2009, development bonds totaled $140.4 million, while performance-related cash deposits and letters of credit totaled $28.3 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

During 2008, debt related to one of the Company’s unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a non-judicial foreclosure proceeding. The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture, which have not occurred. In addition, a Completion Guarantee was also provided that pertained to development and improvement costs, which were estimated by the banks at $358.0 million, plus certain interest and other obligations. The Company has a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment and Completion Guarantees is limited to its pro rata percentage of the guarantee and/or costs, as applicable. The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 that sought enforcement of the Repayment and Completion Guarantees, including a damage claim for an alleged failure of performance. The Company wrote off its $7.2 million investment in this joint venture during the first quarter of 2008.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  The Company had outstanding IRLCs with notional amounts that totaled $113.8 million and $117.8 million at

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

June 30, 2010 and December 31, 2009, respectively. Forward-delivery contracts are utilized to hedge the risk associated with interest rate fluctuations on IRLCs.

The mortgage industry has experienced substantial increases in delinquencies, foreclosures and foreclosures in process. Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans. Reserves are created to address repurchase and indemnity claims made by these third-party investors or purchasers. Claims arise primarily if the investor incurs a loss and the borrower has obtained the loan through fraudulent information or omissions and if the borrower has made an insufficient number of payments; if there are origination deficiencies attributed to RMC; or if the borrower does not make a first payment. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, the Company’s portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating loss is made more difficult by the recent processing and payment delays related to the foreclosure loss affecting agencies and financial institutions. Recorded reserves represent the Company’s best estimate of current and future unpaid losses as of June 30, 2010, based on existing conditions and available information. Reserves for losses related to future indemnifications or for the repurchase of sold and held loans were $15.0 million and $17.9 million at June 30, 2010 and December 31, 2009, respectively. Aggregate indemnification and repurchase expenses totaled $5.0 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively. Aggregate indemnification and repurchase expenses totaled $7.2 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively. Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves were reflected in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” within the Consolidated Statements of Earnings.

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

Changes in the Company’s product liability reserves during the periods are as follows:

(in thousands)	2010	2009
Balance at January 1	$24,268	$29,777
Warranties issued	2,500	1,561
Changes in liability for accruals related to pre-existing warranties	3,615	171
Settlements made	(5,901)	(4,303)
Balance at June 30	$24,482	$27,206

Warranty reserves as of June 30, 2010, included provisions for warranty issues relating to drywall manufactured in China that was purchased and installed by some of the Company’s subcontractors. As of June 30, 2010, the Company had identified 84 homes delivered in seven communities that were confirmed to have damage resulting from this defective drywall. Remaining costs to complete the repair of these homes are currently estimated to be between $1.5 million and $2.0 million. Based on its efforts to date, the Company has not identified any defective drywall from China used in homes delivered by the Company outside of these communities. The Company is continuing its investigation of homes it delivered in these communities during the relevant time period in order to determine whether there are additional homes, or costs, related to this issue. The outcome of the Company’s inspections might require it to increase its warranty reserves in the future.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectability of claims against subcontractors enrolled in the RHIC program is generally higher. At June 30, 2010 and December 31, 2009, RHIC had $24.7 million and $25.1 million in subcontractor product liability reserves, respectively, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

Changes in RHIC’s insurance reserves during the periods were as follows:

(in thousands)	2010	2009
Balance at January 1	$25,069	$28,333
Insurance expense provisions or adjustments	-	-
Loss expenses paid	(358)	(1,616)
Balance at June 30	$24,711	$26,717

Expense provisions or adjustments to RHIC’s insurance reserves were included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and to the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates. The Company believes that adequate provisions for the resolution of all known claims and pending litigation have been made for probable losses. At June 30, 2010 and December 31, 2009, the Company had legal reserves of $12.3 million and $13.0 million, respectively. (See “Part II, Item 1. Legal Proceedings.”)

Note 16.  New Accounting Pronouncements

ASU 2010-20

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 amends Topic 310, “Receivables,” to provide additional disclosures related to credit risk inherent in an entity’s portfolio of financing receivables and is effective for interim and annual reporting periods ending after December 15, 2010. The Company does not anticipate ASU 2010-20 will have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 17.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; and 6.6 percent senior notes due May 2020 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”).  Such guarantees are full and unconditional.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2010
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$199,763	$162,574	$10,936	$-	$373,273

EXPENSES
Corporate, general and administrative	204,939	161,171	11,570	-	377,680
TOTAL EXPENSES	204,939	161,171	11,570	-	377,680

OTHER LOSS	(17,356)	-	-	-	(17,356)
Earnings (loss) before taxes	(22,532)	1,403	(634)	-	(21,763)
Tax benefit	-	-	-	-	-
Equity in net earnings of subsidiaries	769	-	-	(769)	-
NET EARNINGS (LOSS)	$(21,763)	$1,403	$(634)	$(769)	$(21,763)

	SIX MONTHS ENDED JUNE 30, 2010
REVENUES	$327,470	$276,747	$19,824	$-	$624,041

EXPENSES
Corporate, general and administrative	343,344	280,333	19,986	-	643,663
TOTAL EXPENSES	343,344	280,333	19,986	-	643,663

OTHER LOSS	(16,438)	-	-	-	(16,438)
Loss before taxes	(32,312)	(3,586)	(162)	-	(36,060)
Tax benefit	-	-	-	-	-
Equity in net loss of subsidiaries	(3,748)	-	-	3,748	-
NET LOSS	$(36,060)	$(3,586)	$(162)	$3,748	$(36,060)

	THREE MONTHS ENDED JUNE 30, 2009
REVENUES	$142,015	$121,540	$10,523	$(1,918)	$272,160

EXPENSES
Corporate, general, administrative
and interest	187,841	151,647	9,413	(1,918)	346,983
TOTAL EXPENSES	187,841	151,647	9,413	(1,918)	346,983

OTHER INCOME	1,161	-	-	-	1,161
Earnings (loss) before taxes	(44,665)	(30,107)	1,110	-	(73,662)
Tax benefit	-	-	-	-	-
Equity in net loss of subsidiaries	(28,997)	-	-	28,997	-
NET EARNINGS (LOSS)	$(73,662)	$(30,107)	$1,110	$28,997	$(73,662)

	SIX MONTHS ENDED JUNE 30, 2009
REVENUES	$291,136	$234,440	$16,794	$(4,972)	$537,398

EXPENSES
Corporate, general, administrative
and interest	407,770	277,159	17,261	(4,972)	697,218
TOTAL EXPENSES	407,770	277,159	17,261	(4,972)	697,218

OTHER INCOME	10,809	-	-	-	10,809
Loss before taxes	(105,825)	(42,719)	(467)	-	(149,011)
Tax benefit	-	-	-	-	-
Equity in net loss of subsidiaries	(43,186)	-	-	43,186	-
NET LOSS	$(149,011)	$(42,719)	$(467)	$43,186	$(149,011)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

					JUNE 30, 2010
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$27,455	$283,334	$21,818	$-	$332,607
Marketable securities and restricted cash	510,313	-	34,815	-	545,128
Consolidated inventories owned	384,873	254,332	-	-	639,205
Consolidated inventories not owned	22,192	-	68,458	-	90,650
Total inventories	407,065	254,332	68,458	-	729,855
Investment in subsidiaries/ intercompany receivables	553,440	-	2,900	(556,340)	-
Other assets	67,144	39,667	19,281	-	126,092
TOTAL ASSETS	1,565,417	577,333	147,272	(556,340)	1,733,682

LIABILITIES
Accounts payable and other accrued liabilities	141,725	51,139	48,668	-	241,532
Debt	873,895	-	-	-	873,895
Intercompany payables	-	295,246	-	(295,246)	-
TOTAL LIABILITIES	1,015,620	346,385	48,668	(295,246)	1,115,427
EQUITY
STOCKHOLDERS’ EQUITY	549,797	230,948	30,146	(261,094)	549,797
NONCONTROLLING INTEREST	-	-	68,458	-	68,458
TOTAL LIABILITIES AND EQUITY	$1,565,417	$577,333	$147,272	$(556,340)	$1,733,682

				DECEMBER 31, 2009
ASSETS
Cash and cash equivalents	$1,932	$259,040	$24,227	$-	$285,199
Marketable securities and restricted cash	-	493,046	36,661	-	529,707
Consolidated inventories owned	411,996	255,339	-	-	667,335
Investment in subsidiaries/ intercompany receivables	1,014,279	-	2,612	(1,016,891)	-
Other assets	147,665	40,455	15,092	-	203,212
TOTAL ASSETS	1,575,872	1,047,880	78,592	(1,016,891)	1,685,453

LIABILITIES
Accounts payable and other accrued liabilities	137,832	58,995	50,586	-	247,413
Debt	856,178	-	-	-	856,178
Intercompany payables	-	754,351	-	(754,351)	-
TOTAL LIABILITIES	994,010	813,346	50,586	(754,351)	1,103,591
STOCKHOLDERS’ EQUITY	581,862	234,534	28,006	(262,540)	581,862
TOTAL LIABILITIES AND EQUITY	$1,575,872	$1,047,880	$78,592	$(1,016,891)	$1,685,453

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

			SIX MONTHS ENDED JUNE 30, 2010
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,060)	$(3,586)	$(162)	$3,748	$(36,060)
Adjustments to reconcile net loss to net cash provided by operating activities	54,953	5,255	546	-	60,754
Changes in assets and liabilities	63,785	(8,096)	(4,361)	(3,748)	47,580
Other operating activities, net	(4,563)	-	-	-	(4,563)
Net cash provided by (used for) operating activities	78,115	(6,427)	(3,977)	-	67,711
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,223)	(3,786)	(7)	-	(7,016)
Purchases of marketable securities, available-for-sale	(697,950)	(400,649)	(2,064)	-	(1,100,663)
Proceeds from sales and maturities of marketable securities, available-for-sale	697,202	375,906	4,241	-	1,077,349
Other investing activities, net	-	-	17	-	17
Net cash (used for) provided by investing activities	(3,971)	(28,529)	2,187	-	(30,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(755)	-	-	-	(755)
Common stock dividends, repurchases and stock-based compensation	1,613	-	-	-	1,613
(Increase) decrease in restricted cash	(985)	10,468	(331)	-	9,152
Intercompany balances	(48,494)	48,782	(288)	-	-
Net cash (used for) provided by financing activities	(48,621)	59,250	(619)	-	10,010
Net increase (decrease) in cash and cash equivalents	25,523	24,294	(2,409)	-	47,408
Cash and cash equivalents at beginning of year	1,932	259,040	24,227	-	285,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,455	$283,334	$21,818	$-	$332,607

			SIX MONTHS ENDED JUNE 30, 2009
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,011)	$(42,719)	$(467)	$43,186	$(149,011)
Adjustments to reconcile net loss to net cash provided by operating activities	135,074	25,598	532	-	161,204
Changes in assets and liabilities	163,364	39,771	12,591	(43,186)	172,540
Other operating activities, net	(1,823)	-	-	-	(1,823)
Net cash provided by operating activities	147,604	22,650	12,656	-	182,910
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(376)	(439)	(111)	-	(926)
Purchases of marketable securities, available-for-sale	-	(616,061)	(11,780)	-	(627,841)
Proceeds from sales and maturities of marketable securities, available-for-sale	-	215,703	8,643	-	224,346
Other investing activities, net	-	-	71	-	71
Net cash used for investing activities	(376)	(400,797)	(3,177)	-	(404,350)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	124,464	(39)	(18,402)	-	106,023
Common stock dividends, repurchases and stock-based compensation	1,988	-	-	-	1,988
(Increase) decrease in restricted cash	-	(78,400)	1,305	-	(77,095)
Intercompany balances	(280,473)	278,816	1,657	-	-
Net cash (used for) provided by financing activities	(154,021)	200,377	(15,440)	-	30,916
Net decrease in cash and cash equivalents	(6,793)	(177,770)	(5,961)	-	(190,524)
Cash and cash equivalents at beginning of year	12,021	349,082	28,583	-	389,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,228	$171,312	$22,622	$-	$199,162

Note 18.  Subsequent Events

There were no events that occurred subsequent to June 30, 2010, that required recognition or disclosure in the Company’s financial statements.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the three months ended June 30, 2010. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

Operating conditions in the homebuilding industry remained difficult during the second quarter of 2010. Tight credit standards, relatively high foreclosure activity, low consumer confidence and high unemployment impacted the housing industry and the Company’s ability to attract qualified homebuyers during the quarter. Although the Company reported an increase in closing volume, sales per community decreased for the second quarter of 2010, compared to 2009, primarily due to the adverse effects of the expiration of the federal homebuyer tax credit,  uncertainty regarding economic trends and a decline in active communities. The Company operated from 17.0 percent fewer active communities during the second quarter ended June 30, 2010, versus the same period in 2009. The Company’s primary focus is to reload inventory and return to profitability, while balancing those objectives with cash preservation. Increasing community count is among the Company’s greatest challenges, as well as one of its highest priorities, as it looks for opportunities to return to growth and replace closed communities with new land parcels generating higher gross profit margins. Compared to December 31, 2009, the number of lots controlled as of June 30, 2010, was up by 2,819 lots. Optioned lots, as a percentage of lots controlled, increased to 30.8 percent at June 30, 2010, from 20.3 percent at December 31, 2009. Community counts rose sequentially during the second quarter of 2010 and are expected to rise during the second half of 2010. Housing gross profit margins increased during the second quarter of 2010 to 14.4 percent, compared to 12.2 percent for the first quarter of 2010 and negative 10.0 percent for the second quarter of 2009. Selling, general and administrative expense decreased during the second quarter of 2010 to 10.4 percent of homebuilding revenues, compared to 13.3 percent for the first quarter of 2010 and 14.4 percent for the same period in 2009. Current declines in interest rates and pricing have led to favorable affordability levels. Additionally, there is an appearance of a rebound of activity in certain housing markets. However, these conditions are not reflected in recent low sales activity. It is difficult to predict when economic conditions might improve and the oversupply of homes moving through the foreclosure process or currently available for sale may recede, which may be prerequisites to a sustained recovery in the housing industry.

Because conditions remain depressed in certain markets and sale prices for isolated lots held-for-sale remain under some pressure, evaluation of the Company’s assets through quarterly impairment analyses resulted in inventory and other valuation adjustments of $8.3 million during the quarter ended June 30, 2010. A charge of $277,000 related to the abandonment of land purchase option contracts reflects the deterioration of specific related returns and/or unsuccessful renegotiations of land acquisition contract terms. In addition, the Company recorded a net valuation allowance of $8.2 million against its deferred tax assets. These assets were largely the result of inventory impairments taken, and the allowance against them reflects uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future years, it will reverse the allowance, which will, in turn, reduce the effective income tax rate.

For the three months ended June 30, 2010, the Company reported a consolidated net loss of $21.8 million, or $0.49 per diluted share, compared to a consolidated net loss of $73.7 million, or $1.70 per diluted share, for the same period in 2009. The decrease in loss for 2010, compared to 2009, was primarily due to lower inventory and other valuation adjustments and write-offs; higher closing volume and gross profit margins; and a reduced selling,

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

general and administrative expense ratio, partially offset by higher interest expense and a $19.1 million pretax charge related to debt repurchases during the second quarter of 2010.

The Company’s revenues totaled $373.3 million for the second quarter of 2010, compared to $272.2 million for the second quarter of 2009, a rise of $101.1 million, or 37.2 percent. This increase was primarily attributable to a 37.9 percent rise in closings, partially offset by a slight decrease in average closing price. Revenues for the homebuilding and financial services segments were $362.3 million and $10.9 million, respectively, for the second quarter of 2010, compared to $261.6 million and $10.5 million, respectively, for the same period in 2009.

The Company recorded $6.8 million of interest expense during the second quarter ended June 30, 2010, compared to $2.8 million for the same period in 2009, due to lower development and construction activity relative to its debt levels. The Company believes that as acquisition and development activity rise, interest expense should decline.

New orders decreased 44.2 percent to 958 units for the second quarter ended June 30, 2010, from 1,716 units for the same period in 2009, primarily due to a lower number of active communities and soft demand in most markets. New order dollars decreased 43.0 percent for the second quarter ended June 30, 2010, compared to the same period in 2009. In July 2008, Congress passed and the President signed into law the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminated seller-funded down payment assistance on FHA-insured loans approved on or after October 1, 2008. While the Company may obtain other down payment assistance and mortgage financing alternatives for its buyers, the elimination of seller-financed down payment assistance programs had a negative impact on sales, as well as on revenues. In February 2009, the “American Recovery and Reinvestment Act of 2009” was enacted. This legislation included a federal tax credit for qualified, first-time homebuyers purchasing and closing a principal residence on or after January 1, 2009, and before December 1, 2009. In July 2010, this credit was extended until September 30, 2010, for those eligible homebuyers that entered into a binding purchase contract on or before April 30, 2010. As a result of low prices and interest rates, the affordability of homes in most of the Company’s markets significantly improved over the last year. Cancellation rates approached more conventional levels during the quarter ended June 30, 2010, and sales discounts and incentive rates continued to decline this period. However, the Company’s sales in the current quarter appear to have been particularly affected by the expiration of this tax credit, as well as by ongoing economic uncertainty and continued competition from foreclosure sales.

Consolidated inventories owned by the Company, which includes homes under construction; land under development and improved lots; and inventory held-for-sale, decreased by 4.2 percent to $639.2 million at June 30, 2010, from $667.3 million at December 31, 2009. Homes under construction decreased by 17.1 percent to $280.9 million at June 30, 2010, compared to $338.9 million at December 31, 2009. Land under development and improved lots increased by 21.8 percent to $324.3 million at June 30, 2010, compared to $266.3 million at December 31, 2009. Inventory held-for-sale decreased 45.3 percent to $34.0 million at June 30, 2010, compared to $62.1 million at December 31, 2009. The Company consolidated $90.7 million of inventory not owned at June 30, 2010. The Company did not consolidate any inventory not owned at December 31, 2009. The Company had 283 model homes, totaling $58.0 million, at June 30, 2010, compared to 322 model homes, totaling $70.7 million, at December 31, 2009. This decrease was due to the decline in the number of active communities. In addition, the Company had 487 started and unsold homes, totaling $69.2 million, at June 30, 2010, compared to 429 started and unsold homes, totaling $67.6 million, at December 31, 2009.

The Company did not repurchase any of its common stock during the second quarter of 2010. At June 30, 2010, outstanding shares were 44,077,262, versus 43,845,455 at December 31, 2009.

The Company ended the quarter with $877.7 million in cash, cash equivalents and marketable securities. Its earliest senior debt maturity is in 2013. The Company’s cash, cash equivalents and marketable securities exceeded its debt at June 30, 2010. The Company’s net debt-to-capital ratio, including marketable securities, was 6.6 percent

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

at December 31, 2009. The net debt-to-capital ratio, including marketable securities, is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders’ equity, net of cash, cash equivalents and marketable securities. The Company believes the net debt-to-capital ratio is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders. Its investments in joint ventures at June 30, 2010, were minimal at $14.4 million. The Company’s deferred tax valuation allowance totaled $234.3 million at June 30, 2010, which is expected to reduce its effective income tax rate in the future. Stockholders’ equity per share declined by 6.0 percent to $12.47 at June 30, 2010, compared to $13.27 at December 31, 2009.

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at June 30, 2010:

Region/Segment	Major Markets Served
North	Baltimore, Chicago, Delaware, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California’s Coachella Valley, California’s Inland Empire, Denver, Las Vegas and Phoenix

The combined homebuilding operations reported pretax earnings of $4.2 million for the second quarter of 2010, compared to a pretax loss of $67.4 million for the second quarter of 2009. Homebuilding results in 2010 improved from 2009 primarily due to lower inventory valuation adjustments and write-offs; higher closing volume and gross profit margins; and a reduced selling, general and administrative expense ratio, partially offset by higher interest expense.

STATEMENTS OF EARNINGS
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except units)	2010	2009	2010	2009
REVENUES
Housing	$358,477	$261,542	$599,277	$520,191
Land and other	3,860	95	4,940	413
TOTAL REVENUES	362,337	261,637	604,217	520,604

EXPENSES
Cost of sales
Housing	301,318	241,183	508,596	484,361
Land and other	3,736	73	4,193	618
Valuation adjustments and write-offs	8,539	47,306	13,118	96,619
Total cost of sales	313,593	288,562	525,907	581,598
Selling, general and administrative	37,741	37,665	69,927	77,965
Interest	6,779	2,809	13,593	2,809
TOTAL EXPENSES	358,113	329,036	609,427	662,372

PRETAX EARNINGS (LOSS)	$4,224	$(67,399)	$(5,210)	$(141,768)
Closings (units)	1,505	1,091	2,489	2,140
Housing gross profit margins	14.4%	(10.0)%	13.5%	(11.5)%
Selling, general and administrative	10.4%	14.4%	11.6%	15.0%

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

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

The following table provides the total number of communities impaired during the periods presented:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2010	2009	% CHG	2010	2009	% CHG
North	1	5	(80.0)%	1	19	(94.7)%
Southeast	3	15	(80.0)	5	24	(79.2)
Texas	4	-	100.0	4	-	100.0
West	-	11	(100.0)	-	12	(100.0)
Total	8	31	(74.2)%	10	55	(81.8)%

The following table provides the Company’s total number of communities, including selling, held-for-sale or future development, at June 30, 2010 and 2009:

	2010	2009	% CHG
North	58	68	(14.7)%
Southeast	98	115	(14.8)
Texas	81	84	(3.6)
West	24	31	(22.6)
Total	261	298	(12.4)%

At June 30, 2010, 24 of these communities were held-for-sale, of which 17 communities had less than 20 lots remaining. Due to continued pressure on home prices and isolated lots held-for-sale, symptomatic of excess home inventories, the Company recorded inventory impairment charges of $8.0 million and $47.5 million during the three months ended June 30, 2010 and 2009, respectively, in order to reduce the carrying value of the impaired communities to their estimated fair value. During the second quarter of 2010, approximately 92 percent of these impairment charges were recorded to residential land and lots and to land held for development, while approximately eight percent of these charges were recorded to residential construction in progress and finished homes in inventory. At June 30, 2010, the fair value of the Company’s inventory, subject to valuation adjustments of $8.0 million during the quarter, was $17.1 million. Inventory and other impairment charges, as well as write-offs of deposits and acquisition costs, reduced total housing gross profit margins by 1.5 percent and 17.8 percent during the second quarters of 2010 and 2009, respectively. Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future inventory impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue. During the quarter ended June 30, 2010, the Company wrote off $277,000 of earnest money deposits and $65,000 of feasibility costs. For the same period in 2009, the Company recovered $1.2 million of previously written off earnest money deposits and feasibility costs and incurred $1.0 million of new write-offs. The Company wrote off a net of $712,000 and $414,000 of earnest money deposits and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

feasibility costs for the six-month periods ended June 30, 2010 and 2009, respectively. Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Three months ended June 30, 2010, compared to three months ended June 30, 2009

The homebuilding segments reported pretax earnings of $4.2 million for the second quarter of 2010, compared to a pretax loss of $67.4 million for the same period in the prior year. Homebuilding results for the second quarter of 2010 improved from the same period in 2009 primarily due to lower inventory and other valuation adjustments and write-offs; higher closing volume and gross profit margins; and a reduced selling, general and administrative ratio, partially offset by higher interest expense.

Homebuilding revenues totaled $362.3 million for the second quarter of 2010, compared to $261.6 million for the second quarter of 2009, a 38.5 percent increase primarily due to a 37.9 percent rise in closings, partially offset by a slight decline in the average closing price of a home.

Homebuilding revenues for the second quarter of 2010 included $3.9 million from land sales, which resulted in net pretax earnings of $124,000, compared to homebuilding revenues for the second quarter of 2009 that included $95,000 from land sales, which resulted in net pretax earnings of $22,000. The gross profit margin from land sales was 3.2 percent for the three months ended June 30, 2010, compared to 23.2 percent for the same period in the prior year. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions, land portfolios and income tax carryback rules. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders or others.

Housing gross profit margins averaged 14.4 percent for the second quarter of 2010, compared to negative 10.0 percent for the same period in 2009. This increase was primarily attributable to lower inventory and other valuation adjustments and to reduced sales discounts and allowances that related to homes closed during the quarter. Sales incentives averaged 11.0 percent for the second quarter of 2010, versus 18.0 percent for the second quarter of 2009.

Selling, general and administrative expense totaled 10.4 percent of homebuilding revenues for the second quarter of 2010, compared to 14.4 percent of homebuilding revenues for the same period in 2009. This decrease in the selling, general and administrative expense ratio was primarily attributable to increased revenues, cost-saving initiatives, and lower marketing and advertising expenditures per unit.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $15.1 million and $13.7 million for the three months ended June 30, 2010 and 2009, respectively. The homebuilding segment recorded $6.8 million of interest expense during the second quarter of 2010, compared to $2.8 million of interest expense during the same period in 2009. This increase in interest expense was primarily due to additional senior debt and lower inventory-under-development, resulting in a higher ratio of debt to inventory-under-development.

Six months ended June 30, 2010, compared to six months ended June 30, 2009

The homebuilding segments reported a pretax loss of $5.2 million for the first six months of 2010, compared to a pretax loss of $141.8 million for the same period in the prior year. Homebuilding results for the first six months of 2010 improved from the same period in 2009 primarily due to lower inventory and other valuation adjustments and write-offs; higher closing volume and gross profit margins; and a reduced selling, general and administrative ratio, partially offset by higher interest expense.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Homebuilding revenues totaled $604.2 million for the first six months of 2010, compared to $520.6 million for the same period in 2009, a 16.1 percent increase primarily due to a 16.3 percent rise in closings, partially offset by a decline in the average closing price of a home.

Homebuilding revenues for the first six months of 2010 included $4.9 million from land sales, which resulted in net pretax earnings of $747,000, compared to homebuilding revenues for the first six months of 2009 that included $413,000 from land sales, which resulted in a net pretax loss of $205,000. The gross profit margin from land sales was 15.1 percent for the six months ended June 30, 2010, compared to negative 49.6 percent for the same period in the prior year. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions, land portfolios and income tax carryback rules.

Housing gross profit margins averaged 13.5 percent for the first six months of 2010, compared to negative 11.5 percent for the same period in 2009. This increase was primarily attributable to lower inventory and other valuation adjustments and to reduced sales discounts and allowances that related to homes closed during the six-month period ended June 30, 2010, compared to the same period in 2009. Sales incentives averaged 11.2 percent for the first six months of 2010, versus 18.0 percent for the same period in 2009.

Selling, general and administrative expense totaled 11.6 percent of homebuilding revenues for the first six months of 2010, compared to 15.0 percent of homebuilding revenues for the same period in 2009. This decrease in the selling, general and administrative expense ratio was primarily attributable to increased revenues, cost-saving initiatives, and lower marketing and advertising expenditures per unit. Selling, general and administrative expense dollars decreased $8.0 million for the first six months of 2010, versus the same period in 2009.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $29.3 million and $24.9 million for the six months ended June 30, 2010 and 2009, respectively. The homebuilding segment recorded $13.6 million of interest expense during the first six months of 2010, compared to $2.8 million of interest expense for the same period in the prior year. This increase in interest expense was primarily due to additional senior debt and lower inventory-under-development, resulting in a higher ratio of debt to inventory-under-development.

Homebuilding Segment Information

Conditions have been most challenging in geographical areas that have previously experienced the highest price appreciation. These areas were primarily located in the California, Chicago, Florida, Las Vegas, Phoenix and Washington, D.C., markets. As a result of decreased demand, changes in buyer perception and foreclosure activity, the excess supply of housing inventory has been greater in these areas. An attempt to sustain market share, reduce inventory investment and maintain sales volume has caused the Company to experience its highest relative levels of sales discounting and impairments in these markets over the last several years.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides a summary of the Company’s inventory and other impairments taken during the three and six months ended June 30, 2010 and 2009:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2010	2009	2010	2009
NORTH
Housing inventory valuation adjustments	$5,187	$10,364	$5,187	$38,228
Inventory held-for-sale valuation adjustments	-	-	-	-
Option deposit and feasibility cost write-offs	314	729	324	1,150
Joint venture and other* impairments	-	-	-	-
Total	5,501	11,093	5,511	39,378

SOUTHEAST
Housing inventory valuation adjustments	-	19,113	3,750	38,218
Inventory held-for-sale valuation adjustments	2,048	829	2,552	829
Option deposit and feasibility cost write-offs	4	(811)	315	(795)
Joint venture and other* impairments	90	33	90	33
Total	2,142	19,164	6,707	38,285

TEXAS
Housing inventory valuation adjustments	-	-	-	-
Inventory held-for-sale valuation adjustments	814	-	814	-
Option deposit and feasibility cost write-offs	1	(161)	38	58
Joint venture and other* impairments	-	10	5	10
Total	815	(151)	857	68

WEST
Housing inventory valuation adjustments	-	17,180	-	18,609
Inventory held-for-sale valuation adjustments	-	-	-	-
Option deposit and feasibility cost write-offs	23	-	35	1
Joint venture and other* impairments	123	54	143	425
Total	146	17,234	178	19,035
TOTAL
Housing inventory valuation adjustments	5,187	46,657	8,937	95,055
Inventory held-for-sale valuation adjustments	2,862	829	3,366	829
Option deposit and feasibility cost write-offs	342	(243)	712	414
Joint venture and other* impairments	213	97	238	468
Total	$8,604	$47,340	$13,253	$96,766

* Other includes impairments to other assets.

New Orders

New orders decreased 44.2 percent to 958 units for the second quarter of 2010 from 1,716 units for the same period in 2009, and new order dollars declined 43.0 percent for the second quarter of 2010, compared to the same period in 2009. New orders for the three months ended June 30, 2010, decreased 30.0 percent in the North, 42.4 percent in the Southeast, 49.9 percent in Texas and 64.5 percent in the West, compared to the three months ended June 30, 2009. The decrease in new orders was due, in part, to a 17.0 percent decline in the Company’s active communities. Additionally, the Company’s monthly sales absorption rate was 1.8 homes per community for the second quarter of 2010, versus 2.5 homes per community for the second quarter of 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the number of the Company’s active communities at June 30, 2010 and 2009:

	2010	2009	% CHG
North	48	62	(22.6)%
Southeast	60	73	(17.8)
Texas	60	58	3.4
West	13	25	(48.0)
Total	181	218	(17.0)%

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

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the three and six months ended June 30, 2010 and 2009:

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
	2010	% CHG	2009	% CHG	2010	% CHG	2009	% CHG
UNITS
North	336	(30.0)%	480	(8.4)%	641	(34.3)%	975	(13.6)%
Southeast	291	(42.4)	505	(5.8)	679	(13.8)	788	(33.6)
Texas	245	(49.9)	489	(26.8)	575	(34.9)	883	(27.7)
West	86	(64.5)	242	(23.7)	230	(44.8)	417	(37.6)
Total	958	(44.2)%	1,716	(16.1)%	2,125	(30.6)%	3,063	(27.1)%

DOLLARS (in millions)
North	$87	(30.8)%	$126	(11.1)%	$167	(33.8)%	$252	(18.0)%
Southeast	61	(45.3)	111	(18.5)	143	(19.1)	177	(38.8)
Texas	62	(45.6)	114	(21.5)	142	(28.5)	199	(24.0)
West	21	(60.9)	54	(32.9)	55	(40.9)	93	(45.7)
Total	$231	(43.0)%	$405	(19.6)%	$507	(29.7)%	$721	(30.0)%

The following table provides the Company’s cancellation percentages for the three and six months ended June 30, 2010 and 2009:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
North	18.8%	23.7%	21.8%	25.6%
Southeast	17.8	14.0	16.0	17.0
Texas	20.7	18.4	21.2	20.0
West	20.4	21.7	23.1	22.2
Total	19.2%	19.2%	20.0%	21.4%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three and six months ended June 30, 2010 and 2009:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2010	2009	% CHG	2010	2009	% CHG
UNITS
North	433	370	17.0%	708	699	1.3%
Southeast	471	259	81.9	753	537	40.2
Texas	410	324	26.5	676	639	5.8
West	191	138	38.4	352	265	32.8
Total	1,505	1,091	37.9%	2,489	2,140	16.3%

AVERAGE PRICE (in thousands)
North	$261	$263	(0.8)%	$267	$263	1.5%
Southeast	219	233	(6.0)	224	246	(8.9)
Texas	242	223	8.5	240	223	7.6
West	226	231	(2.2)	224	232	(3.4)
Total	$238	$240	(0.8)%	$241	$243	(0.8)%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At June 30, 2010, the Company had outstanding contracts for 1,368 units, representing a 28.6 percent decrease from 1,915 units at March 31, 2010, and a 44.9 percent decline from 2,482 units at June 30, 2009. The $342.7 million value of outstanding contracts at June 30, 2010, represented a decrease of 43.6 percent from the $607.6 million value of outstanding contracts at June 30, 2009.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at June 30, 2010 and 2009:

	JUNE 30, 2010			JUNE 30, 2009
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)
North	453	$123	$272	850	$229	$269
Southeast	407	88	217	650	151	232
Texas	410	108	262	713	168	236
West	98	24	243	269	60	223
Total	1,368	$343	$250	2,482	$608	$245

As of June 30, 2010, the Company projected that approximately 54 percent of its total outstanding contracts will close during the third quarter of 2010, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the three- and six-month periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2010	2009	2010	2009
NORTH
Revenues	$116,648	$97,269	$193,390	$184,116
Expenses
Cost of sales	103,573	99,439	170,503	210,206
Selling, general and administrative	12,767	11,521	23,419	23,280
Interest	2,276	354	4,515	354
Total expenses	118,616	111,314	198,437	233,840
Pretax loss	$(1,968)	$(14,045)	$(5,047)	$(49,724)
Housing gross profit margins	11.4%	(2.2)%	11.8%	(14.2)%
SOUTHEAST
Revenues	$103,229	$60,267	$169,082	$132,333
Expenses
Cost of sales	89,395	76,806	150,552	163,244
Selling, general and administrative	11,324	10,617	20,495	22,043
Interest	2,073	1,300	4,250	1,300
Total expenses	102,792	88,723	175,297	186,587
Pretax loss	$437	$(28,456)	$(6,215)	$(54,254)
Housing gross profit margins	15.5%	(26.1)%	12.5%	(22.6)%
TEXAS
Revenues	$99,241	$72,279	$162,398	$142,620
Expenses
Cost of sales	83,777	64,605	138,191	127,747
Selling, general and administrative	8,553	8,054	15,533	17,447
Interest	1,728	677	3,610	677
Total expenses	94,058	73,336	157,334	145,871
Pretax earnings (loss)	$5,183	$(1,057)	$5,064	$(3,251)
Housing gross profit margins	16.4%	10.6%	15.4%	10.5%
WEST
Revenues	$43,219	$31,822	$79,347	$61,535
Expenses
Cost of sales	36,848	47,712	66,661	80,401
Selling, general and administrative	5,097	7,473	10,480	15,195
Interest	702	478	1,218	478
Total expenses	42,647	55,663	78,359	96,074
Pretax earnings (loss)	$572	$(23,841)	$988	$(34,539)
Housing gross profit margins	14.7%	(49.9)%	15.8%	(30.7)%
TOTAL
Revenues	$362,337	$261,637	$604,217	$520,604
Expenses
Cost of sales	313,593	288,562	525,907	581,598
Selling, general and administrative	37,741	37,665	69,927	77,965
Interest	6,779	2,809	13,593	2,809
Total expenses	358,113	329,036	609,427	662,372
Pretax earnings (loss)	$4,224	$(67,399)	$(5,210)	$(141,768)
Housing gross profit margins	14.4%	(10.0)%	13.5%	(11.5)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended June 30, 2010, compared to three months ended June 30, 2009

North—Homebuilding revenues increased by 19.9 percent to $116.6 million in 2010 from $97.3 million in 2009 primarily due to a 17.0 percent rise in the number of homes delivered, partially offset by a 0.8 percent decrease in average sales price. The gross profit margin on home sales was 11.4 percent in 2010, compared to negative 2.2 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $5.5 million in 2010, compared to $11.1 million in 2009, and to a decline in price concessions and sales incentives that totaled 11.3 percent of revenues for the quarter ended June 30, 2010, versus 19.0 percent for the same period in 2009. As a result, the North region incurred a pretax loss of $2.0 million in 2010, compared to a pretax loss of $14.0 million in 2009.

Southeast—Homebuilding revenues increased by 71.3 percent to $103.2 million in 2010 from $60.3 million in 2009 primarily due to an 81.9 percent rise in the number of homes delivered, partially offset by a 6.0 percent decline in average sales price. The gross profit margin on home sales was 15.5 percent in 2010, compared to negative 26.1 percent in 2009. This improvement was primarily due to a decrease in inventory and other valuation adjustments and write-offs that totaled $2.1 million in 2010, compared to $19.2 million in 2009, and to a decline in price concessions and sales incentives that totaled 10.5 percent of revenues in 2010, versus 17.6 percent in 2009. As a result, the Southeast region generated pretax earnings of $437,000 in 2010, compared to an incurred pretax loss of $28.5 million in 2009.

Texas—Homebuilding revenues increased by 37.3 percent to $99.2 million in 2010 from $72.3 million in 2009 primarily due to a 26.5 percent rise in the number of homes delivered and to an 8.5 percent increase in average sales price. The gross profit margin on home sales was 16.4 percent in 2010, compared to 10.6 percent in 2009. This increase was primarily due to a decline in price concessions and sales incentives that totaled 11.4 percent of revenues in 2010, versus 13.7 percent in 2009. As a result, the Texas region generated pretax earnings of $5.2 million in 2010, compared to an incurred pretax loss of $1.1 million in 2009.

West—Homebuilding revenues increased by 35.8 percent to $43.2 million in 2010 from $31.8 million in 2009 primarily due to a 38.4 percent rise in the number of homes delivered, partially offset by a 2.2 percent decrease in average sales price. The gross profit margin on home sales was 14.7 percent in 2010, compared to negative 49.9 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $123,000 in 2010, compared to $17.2 million in 2009, and to a decrease in price concessions and sales incentives that totaled 10.6 percent of revenues in 2010, compared to 24.9 percent in 2009. As a result, the West region generated pretax earnings of $572,000 in 2010, compared to an incurred pretax loss of $23.8 million in 2009.

Six months ended June 30, 2010, compared to six months ended June 30, 2009

North—Homebuilding revenues increased by 5.0 percent to $193.4 million in 2010 from $184.1 million in 2009 primarily due to a 1.5 percent increase in average sales price and to a 1.3 percent rise in the number of homes delivered. The gross profit margin on home sales was 11.8 percent in 2010, compared to negative 14.2 percent in 2009. This improvement was primarily attributable to lower inventory and other valuation adjustments and write-offs that totaled $5.5 million in 2010, compared to $39.2 million in 2009, and to a decrease in price concessions and sales incentives that totaled 11.4 percent for the first six months ended June 30, 2010, compared to 20.5 percent for the same period in 2009. As a result, the North region incurred a pretax loss of $5.0 million in 2010, compared to a pretax loss of $49.7 million in 2009.

Southeast—Homebuilding revenues increased by 27.8 percent to $169.1 million in 2010 from $132.3 million in 2009 primarily due to a 40.2 percent rise in the number of homes delivered, partially offset by an 8.9 percent decrease in average sales price. The gross profit margin on home sales was 12.5 percent in 2010, compared to negative 22.6 percent in 2009. This improvement was primarily due to a decline in price concessions and sales incentives that

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

totaled 10.7 percent for the first six months ended June 30, 2010, compared to 16.0 percent for the same period in 2009, and to lower inventory and other valuation adjustments and write-offs that totaled $6.7 million in 2010, compared to $38.3 million in 2009. As a result, the Southeast region incurred a pretax loss of $6.2 million in 2010, compared to a pretax loss of $54.3 million in 2009.

Texas—Homebuilding revenues increased by 13.9 percent to $162.4 million in 2010 from $142.6 million in 2009 primarily due to a 7.6 percent rise in average sales price and to a 5.8 percent increase in the number of homes delivered. The gross profit margin on home sales was 15.4 percent in 2010, compared to 10.5 percent in 2009. This improvement was primarily due to a decline in price concessions and sales incentives that totaled 11.6 percent for the first six months ended June 30, 2010, compared to 13.3 percent for the same period in 2009, partially offset by an increase in inventory valuation adjustments and write-offs that totaled $819,000 in 2010, compared to $68,000 in 2009. As a result, the Texas region generated pretax earnings of $5.1 million in 2010, compared to an incurred pretax loss of $3.3 million in 2009.

West—Homebuilding revenues increased by 28.9 percent to $79.3 million in 2010 from $61.5 million in 2009 primarily due to a 32.8 percent rise in the number of homes delivered, partially offset by a 3.4 percent decrease in average sales price. The gross profit margin on home sales was 15.8 percent in 2010, compared to negative 30.7 percent in 2009. This improvement was primarily due to a decrease in price concessions and sales incentives that totaled 10.7 percent for the first six months of 2010, compared to 24.7 percent for the same period in 2009, and to lower inventory and other valuation adjustments and write-offs that totaled $143,000 in the first six months of 2010, compared to $19.0 million for the same period in 2009. As a result, the West region generated pretax earnings of $988,000 in 2010, compared to an incurred pretax loss of $34.5 million in 2009.

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

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except units)	2010	2009	2010	2009
REVENUES
Income from origination and sale of mortgage loans, net	$8,175	$8,518	$15,097	$12,916
Title, escrow and insurance	2,606	1,917	4,456	3,657
Interest and other	155	88	271	221
TOTAL REVENUES	10,936	10,523	19,824	16,794
EXPENSES	11,570	9,413	19,986	17,261
PRETAX EARNINGS (LOSS)	$(634)	$1,110	$(162)	$(467)
Originations (units)	1,120	861	1,866	1,574
Ryland Homes origination capture rate	79.6%	83.7%	81.2%	80.0%

Three months ended June 30, 2010, compared to three months ended June 30, 2009

For the three months ended June 30, 2010, the financial services segment reported a pretax loss of $634,000, compared to pretax earnings of $1.1 million for the same period in 2009. Revenues for the financial services segment increased 3.9 percent to $10.9 million for the three months ended June 30, 2010, compared to $10.5 million for the same period in the prior year. This increase was primarily attributable to a 30.1 percent rise in

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

mortgage originations, partially offset by a reduction in the number of customer loans-in-process with locked interest rates at the end of the period. For the three months ended June 30, 2010, financial services expense totaled $11.6 million, versus $9.4 million for the same period in 2009. This increase was primarily due to a $2.0 million rise in loan indemnification expense. For the three months ended June 30, 2010 and 2009, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 79.6 percent and 83.7 percent, respectively.

Six months ended June 30, 2010, compared to six months ended June 30, 2009

For the six months ended June 30, 2010, the financial services segment reported a pretax loss of $162,000, compared to a pretax loss of $467,000 for the same period in 2009. Revenues for the financial services segment increased 18.0 percent to $19.8 million for the six months ended June 30, 2010, compared to $16.8 million for the same period in the prior year, primarily due to a rise in mortgage originations and title income, partially offset by a reduction in the number of customer loans-in-process with locked interest rates at the end of the period. For the six months ended June 30, 2010, financial services expense totaled $20.0 million, versus $17.3 million for the same period in 2009. This increase was primarily due to a $2.5 million rise in loan indemnification expense. The capture rates of mortgages originated for customers of the Company’s homebuilding operations were 81.2 percent and 80.0 percent for the six months ended June 30, 2010 and 2009, respectively.

Corporate

Three months ended June 30, 2010, compared to three months ended June 30, 2009

Corporate expense totaled $8.0 million and $8.5 million for the three months ended June 30, 2010 and 2009, respectively. This decrease was primarily due to an expense of $2.0 million that related to the retirement of the Company’s former CEO in the second quarter of 2009, as well as to lower executive compensation costs, partially offset by a $703,000 loss in the market value of retirement plan investments for the second quarter of 2010, compared to a $2.3 million gain for the same period in 2009.

Six months ended June 30, 2010, compared to six months ended June 30, 2009

Corporate expense totaled $14.3 million and $17.6 million for the six months ended June 30, 2010 and 2009, respectively. This decrease was primarily due to an expense of $2.0 million related to the retirement of the Company’s former CEO in the second quarter of 2009, as well as to lower executive compensation costs, partially offset by a $537,000 loss in the market value of retirement plan investments for the first half of 2010, compared to a $178,000 gain for the same period in 2009.

Early Retirement of Debt

For the three months ended June 30, 2010, the Company recorded a net loss of $19.1 million related to debt repurchases, compared to a net gain of $925,000 related to debt repurchases and to the termination of its revolving credit facility during the three months ended June 30, 2009. For the six months ended June 30, 2010, the Company recognized a net loss of $19.3 million related to debt repurchases, compared to a net gain of $10.6 million related to debt repurchases and to the termination of its revolving credit facility during the six months ended June 30, 2009.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the second quarter of 2010, the Company determined that an additional valuation allowance was warranted; therefore, a net valuation allowance totaling $8.2 million, which was reflected as a noncash charge to income tax expense, was recorded. As of June 30, 2010, the balance of the deferred tax valuation allowance was $234.3 million.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

For the second quarters ended June 30, 2010 and 2009, the Company’s effective income tax benefit rate was 0.0 percent, due to noncash charges of $8.2 million and $28.3 million, respectively, for the Company’s deferred tax valuation allowance, which fully offset the tax benefit related to the pretax losses for the periods. The effective income tax benefit rate is not expected to change significantly during the remainder of the year. (See Note 13, “Income Taxes.”)

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under a revolving credit facility that was terminated by the Company in 2009, and the issuance of new debt securities. In light of market conditions in 2010, the Company’s focus is on strengthening its balance sheet by generating cash and extending debt maturities, as well as on returning to profitability. As a result of this strategy, the Company ended the second quarter of 2010 with $877.7 million in cash, cash equivalents and marketable securities.

At June 30, 2010, the Company’s cash, cash equivalents and marketable securities exceeded its debt. The Company’s net debt-to-capital ratio was 6.6 percent at December 31, 2009. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. As of June 30, 2010, the Company’s $877.7 million in cash, cash equivalents and marketable securities, plus the availability of $43.0 million in unused letter of credit facilities, represented an increase in liquidity, compared to cash, cash equivalents and marketable securities of $814.9 million, plus the availability of $33.4 million in unused letter of credit facilities, as of December 31, 2009.

During the six months ended June 30, 2010, the Company generated $67.7 million of cash from its operations. Investing activities used $30.3 million, which included outflows of $23.3 million related to net investments in marketable securities and $7.0 million related to property, plant and equipment. The Company provided $10.0 million from financing activities, which included cash inflows related to a decrease of $9.2 million in restricted cash and $4.3 million from the issuance of common stock and related tax benefits, offset by payments of $2.7 million for dividends and $755,000 for senior debt and short-term borrowings. Net cash provided during the six months ended June 30, 2010, was $47.4 million.

During the six months ended June 30, 2009, the Company generated $182.9 million of cash from its operations, which included $165.4 million of net income tax refunds. Investing activities used $404.4 million, which included outflows of $403.5 million related to net investments in marketable securities and $926,000 related to property, plant and equipment. The Company provided $30.9 million from financing activities, which included a net increase of $137.2 million in senior debt and $4.6 million from the issuance of common stock and related tax benefits, partially offset by an increase of $77.1 million in restricted cash, payments of $18.4 million against revolving credit facilities, $12.8 million for short-term borrowings and $2.6 million for dividends. Net cash used during the six months ended June 30, 2009, was $190.5 million.

Dividends declared totaled $0.03 per share for the second quarters ended June 30, 2010 and 2009, and totaled $0.06 per share for the six months ended June 30, 2010 and 2009.

Consolidated inventories owned by the Company decreased by 4.2 percent to $639.2 million at June 30, 2010, compared to $667.3 million at December 31, 2009. The Company attempts to maintain a projected three- to four-year supply of land. At June 30, 2010, it controlled 22,721 lots, with 15,719 lots owned and 7,002 lots, or 30.8 percent, under option. Lots controlled at June 30, 2010, increased by 14.2 percent, compared to 19,902 lots controlled at December 31, 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The homebuilding segments’ borrowing arrangements included senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $870.6 million and $852.7 million at June 30, 2010 and December 31, 2009, respectively.

During the second quarter of 2010, the Company issued $300.0 million of 6.6 percent senior notes due May 2020. The Company used the proceeds from the sale of the new notes to purchase existing notes pursuant to the tender offer and redemption, as well as to pay related fees and expenses.

During the second quarter of 2010, the Company redeemed and repurchased, pursuant to a tender offer and redemption, $255.7 million of its senior notes due 2012, 2013 and 2015, for $273.9 million in cash. The Company recognized a charge of $19.5 million resulting from the tender offer and redemption. The Company repurchased an additional $19.0 million of its senior notes, for which it paid $18.4 million in cash in the open market, resulting in a gain of $433,000.  The net loss was included in “(Loss) income related to early retirement of debt, net” within the Consolidated Statements of Earnings.

The $186.2 million of 6.9 percent senior notes due June 2013; the $159.0 million of 5.4 percent senior notes due January 2015; the $230.0 million of 8.4 percent senior notes due May 2017; and the $300.0 million of 6.6 percent senior notes due May 2020 are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At June 30, 2010, the Company was in compliance with these covenants.

The Company’s obligations to pay principal, premium, if any, and interest under its 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; and 6.6 percent senior notes due May 2020 are guaranteed on a joint and several basis by substantially all of its wholly-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional. (See Note 17, “Supplemental Guarantor Information.”)

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2010, such notes payable outstanding amounted to $3.3 million, compared to $3.5 million at December 31, 2009.

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

During the three and six months ended June 30, 2010, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization from its Board of Directors to purchase approximately nine million additional shares at a cost of $142.3 million, based on the Company’s stock price at June 30, 2010. Outstanding shares were 44,077,262 and 43,845,455 at June 30, 2010 and December 31, 2009, respectively, representing an increase of 0.5 percent.

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

Off—Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At June 30, 2010, the Company had $42.3 million in cash deposits and letters of credit to purchase land and lots with an aggregate purchase price of $427.7 million, none of which contained specific performance provisions. At December 31, 2009, the Company had $20.0 million in cash deposits and letters of credit to purchase land and lots with an aggregate purchase price of $223.0 million, none of which contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $90.7 million of inventory not owned related to land and lot option purchase contracts at June 30, 2010. The Company did not consolidate any inventory not owned at December 31, 2009. (See Note 8, “Variable Interest Entities (“VIE”),” and Note 9, “Investments in Joint Ventures.”)

At June 30, 2010 and December 31, 2009, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $62.0 million and $71.6 million, respectively. Additionally, at June 30, 2010, it had development or performance bonds that totaled $124.8 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $140.4 million at December 31, 2009. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

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

There were no significant changes to the Company’s critical accounting policies during the three- and six-month periods ended June 30, 2010, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Outlook

During the second quarter of 2010, the Company experienced a significant decline in sales orders for new homes, compared to the same period in 2009. Tight credit standards, relatively high foreclosure activity, low consumer confidence and high unemployment impacted the housing industry and the Company’s ability to attract qualified homebuyers during the quarter. Sales per community decreased for the second quarter of 2010, compared to the same period in 2009, primarily due to the adverse effects of the expiration of the federal homebuyer tax credit in April, uncertainty regarding economic trends and a decline in active communities. High unemployment, a high number of homeowners with little or no homeowner equity and modest economic growth are likely to continue

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

to impact housing markets in the near term and could intensify if economic conditions deteriorate. At June 30, 2010, the Company’s backlog of orders for new homes totaled 1,368 units, or a projected dollar value of $342.7 million, reflecting a decrease of 43.6 percent in projected dollar value from $607.6 million at June 30, 2009. The Company continued to focus on its objectives of reloading inventory and operating profitably by increasing its number of active communities, lowering construction costs and seeking overhead levels commensurate with volume during the second quarter of 2010. Its charges for asset impairments and land option contract abandonments have declined dramatically. The Company believes it is well positioned to take advantage of attractive land acquisition opportunities as they arise. However, recent sales trends will negatively impact the Company’s financial performance in future quarters. Despite the Company’s recent progress, its outlook is cautious given the aforementioned trends and uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2009. For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

At December 31, 2009, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2010, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

A derivative complaint, City of Miami Police Relief and Pension Fund v. R. Chad Dreier, et al, was filed on April 3, 2009, in the Superior Court for the State of California, County of Los Angeles and names as defendants certain current and former directors and officers of the Company.  The complaint alleges that these individual defendants breached their fiduciary duties to the Company from 2003 to 2008 by failing to supervise adequately Ryland business practices and not ensuring that proper internal controls were instituted and followed.  The complaint further alleges that certain individual defendants are liable for violations of insider trading statutes for selling Company shares at times when they were in possession of material nonpublic information.  The case is now in the early stages of discovery.  The individual defendants will defend the case vigorously and believe there are strong procedural and substantive defenses to the claims.  The Company believes that the outcome of this derivative action will not have a material adverse effect on the Company.  The Company otherwise expresses no opinion as to the outcome of the litigation.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have material adverse effects on the results of operations, cash flows and/or financial condition of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three and six months ended June 30, 2010, compared to the risk factors set forth in the Company’s 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the three months ended June 30, 2010.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately three million shares, based on the Company’s stock price on that date. At June 30, 2010, there was $142.3 million available for purchase in accordance with this authorization, or approximately nine million shares, based on the Company’s stock price on that date. This authorization does not have an expiration date.

Item 6.  Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)`

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

August 4, 2010	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2010	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)