Form 10-Q
period 2010-09-30
RYLAND GROUP INC
filed 2010-11-05
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on November 4, 2010, was 44,120,622.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2010	2009	2010	2009
REVENUES
Homebuilding	$206,453	$315,760	$810,670	$836,364
Financial services	6,283	12,075	26,107	28,869
TOTAL REVENUES	212,736	327,835	836,777	865,233

EXPENSES
Cost of sales	190,680	320,937	716,587	902,535
Selling, general and administrative	33,845	38,698	103,772	116,663
Financial services	6,944	12,693	26,930	29,954
Corporate	5,525	4,457	19,775	22,042
Interest	6,690	4,643	20,283	7,452
TOTAL EXPENSES	243,684	381,428	887,347	1,078,646

OTHER INCOME
Gain from marketable securities, net	1,428	1,502	4,298	1,738
(Loss) income related to early retirement of debt, net	-	-	(19,308)	10,573
TOTAL OTHER INCOME (LOSS)	1,428	1,502	(15,010)	12,311
Loss before taxes	(29,520)	(52,091)	(65,580)	(201,102)
Tax expense	420	391	420	391
NET LOSS	$(29,940)	$(52,482)	$(66,000)	$(201,493)
NET LOSS PER COMMON SHARE
Basic	$(0.68)	$(1.20)	$(1.50)	$(4.65)
Diluted	(0.68)	(1.20)	(1.50)	(4.65)
AVERAGE COMMON SHARES OUTSTANDING
Basic	44,095,109	43,808,159	44,016,370	43,341,643
Diluted	44,095,109	43,808,159	44,016,370	43,341,643
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.09	$0.09

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

The Ryland Group, Inc. and Subsidiaries

	SEPTEMBER 30,	DECEMBER 31,
(in thousands, except share data)	2010	2009
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$254,766	$285,199
Restricted cash	70,373	71,853
Marketable securities, available-for-sale	481,810	457,854
Total cash, cash equivalents and marketable securities	806,949	814,906
Housing inventories
Homes under construction	302,741	338,909
Land under development and improved lots	353,921	266,286
Inventory held-for-sale	26,812	62,140
Consolidated inventory not owned	89,233	-
Total housing inventories	772,707	667,335
Property, plant and equipment	19,689	21,858
Current taxes receivable, net	-	93,249
Other	96,532	88,105
TOTAL ASSETS	1,695,877	1,685,453

LIABILITIES
Accounts payable	71,088	78,533
Accrued and other liabilities	162,420	168,880
Debt	876,619	856,178
TOTAL LIABILITIES	1,110,127	1,103,591

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized–10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized–199,990,000 shares
Issued–44,113,622 shares at September 30, 2010
(43,845,455 shares at December 31, 2009)	44,114	43,845
Retained earnings	473,135	534,906
Accumulated other comprehensive income	2,839	3,111
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	520,088	581,862
NONCONTROLLING INTEREST	65,662	-
TOTAL EQUITY	585,750	581,862
TOTAL LIABILITIES AND EQUITY	$1,695,877	$1,685,453

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

The Ryland Group, Inc. and Subsidiaries

	NINE MONTHS ENDED
	SEPTEMBER 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,000)	$(201,493)
Adjustments to reconcile net loss to net cash (used for)
provided by operating activities:
Depreciation and amortization	13,398	17,787
Inventory and other asset impairments and write-offs	30,237	135,896
Loss (income) on early extinguishment of debt, net	19,308	(10,573)
Gain on sale of marketable securities	(2,156)	(28)
Deferred tax valuation allowance	24,219	77,696
Stock-based compensation expense	9,140	7,894
Changes in assets and liabilities:
(Increase) decrease in inventories	(66,081)	93,971
Net change in other assets, payables and other liabilities	39,991	104,235
Excess tax benefits from stock-based compensation	(652)	(494)
Other operating activities, net	(4,495)	(1,245)
Net cash (used for) provided by operating activities	(3,091)	223,646

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,998)	(1,849)
Purchases of marketable securities, available-for-sale	(1,368,856)	(945,297)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,347,521	541,235
Other investing activities, net	25	83
Net cash used for investing activities	(31,308)	(405,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	300,000	225,414
Retirement of long-term debt	(300,554)	(88,239)
Repayments against revolving credit facilities, net	-	(22,125)
Increase (decrease) in short-term borrowings	2,383	(18,283)
Common stock dividends	(4,022)	(3,939)
Issuance of common stock under stock-based compensation	4,027	4,256
Excess tax benefits from stock-based compensation	652	494
Decrease (increase) in restricted cash	1,480	(69,878)
Net cash provided by financing activities	3,966	27,700
Net decrease in cash and cash equivalents	(30,433)	(154,482)
Cash and cash equivalents at beginning of period	285,199	389,686

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$254,766	$235,204
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash refunds received for income taxes	$99,322	$165,361
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Increase) decrease in consolidated inventory not owned related to land options	$(65,662)	$9,783
Decrease in debt related to common stock for senior debt exchange	-	15,500

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)

The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME [1]	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2010	$43,845	$534,906	$3,111	$581,862
Comprehensive loss:
Net loss		(66,000)		(66,000)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging
instruments and available-for-sale securities, net of
taxes of $168			(272)	(272)
Total comprehensive loss				(66,272)
Common stock dividends (per share $0.09)		(4,034)		(4,034)
Stock-based compensation and related income tax benefit	269	8,263		8,532
STOCKHOLDERS’ EQUITY BALANCE AT SEPTEMBER 30, 2010	$44,114	$473,135	$2,839	$520,088
NONCONTROLLING INTEREST				65,662
TOTAL EQUITY BALANCE AT SEPTEMBER 30, 2010				$585,750

1   At September 30, 2010, the balance in “Accumulated other comprehensive income” was comprised of an unrealized gain of $2.0 million that related to cash flow hedging instruments (treasury locks) and a net unrealized gain of $852,000 that related to the Company’s marketable securities, available-for-sale, net of taxes of $1.2 million and $528,000, respectively.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its wholly owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interest in land and lot option purchase contracts. (See Note 8, “Variable Interest Entities (“VIE”).”) Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2010 presentation. See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2009 Annual Report on Form 10-K for a description of its accounting policies.

The Consolidated Balance Sheet at September 30, 2010, the Consolidated Statements of Earnings for the three- and nine-month periods ended September 30, 2010 and 2009, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2010, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the operating results expected for the quarter and year ending December 31, 2010.

Note 2.  Comprehensive Loss

Comprehensive loss consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the increase or decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive loss totaled $29.7 million and $51.5 million for the three-month periods ended September 30, 2010 and 2009, respectively. Comprehensive loss totaled $66.3 million and $201.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Note 3.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $254.8 million and $285.2 million at September 30, 2010 and December 31, 2009, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At September 30, 2010 and December 31, 2009, the Company had restricted cash of $70.4 million and $71.9 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $70.0 million at September 30, 2010, and $71.7 million at December 31, 2009. In addition, Ryland Mortgage Company and its subsidiaries (“RMC”) had restricted cash for funds held in trust for third parties of $381,000 and $167,000 at September 30, 2010 and December 31, 2009, respectively.

Note 4.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding divisions across the country. The Company consists of six segments: four geographically determined homebuilding regions; financial services; and corporate. The Company’s homebuilding operations consist of four

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

regional reporting segments: North, Southeast, Texas and West. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment includes RMC, RH Insurance Company, Inc. (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”), Columbia National Risk Retention Group, Inc. (“CNRRG”) and RMC Mortgage Corporation (“RMCMC”). The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a non-operating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, and certain assets and liabilities relating to employee benefit plans are also attributed to these segments.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2010	2009	2010	2009
REVENUES
Homebuilding
North	$67,272	$113,835	$260,662	$297,951
Southeast	56,406	81,922	225,488	214,255
Texas	59,594	79,185	221,992	221,805
West	23,181	40,818	102,528	102,353
Financial services	6,283	12,075	26,107	28,869
Total	$212,736	$327,835	$836,777	$865,233
LOSS BEFORE TAXES
Homebuilding
North	$(8,333)	$(9,924)	$(13,380)	$(59,648)
Southeast	(7,307)	(33,004)	(13,522)	(87,258)
Texas	(6,908)	(1,770)	(1,844)	(5,021)
West	(2,214)	(3,820)	(1,226)	(38,359)
Financial services	(661)	(618)	(823)	(1,085)
Corporate and unallocated	(4,097)	(2,955)	(34,785)	(9,731)
Total	$(29,520)	$(52,091)	$(65,580)	$(201,102)

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2010	2009	2010	2009
NUMERATOR
Net loss	$(29,940)	$(52,482)	$(66,000)	$(201,493)

DENOMINATOR
Basic earnings per share – weighted-average shares	44,095,109	43,808,159	44,016,370	43,341,643
Effect of dilutive securities	-	-	-	-
Diluted earnings per share – adjusted weighted-average
shares and assumed conversions	44,095,109	43,808,159	44,016,370	43,341,643
NET LOSS PER COMMON SHARE
Basic	$(0.68)	$(1.20)	$(1.50)	$(4.65)
Diluted	(0.68)	(1.20)	(1.50)	(4.65)

For the three- and nine-month periods ended September 30, 2010 and 2009, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculations as they would have been antidilutive due to the Company’s net losses for the respective periods.

Note 6.  Marketable Securities, Available-for-sale

The Company’s investment portfolio includes U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; time deposits; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. Time deposits and short-term pooled investments, which are not considered cash equivalents, have original maturities in excess of 90 days. The Company considers its investment portfolio to be available-for-sale as defined by the Financial Accounting Standards Board (“FASB”) in its Accounting Standards Codification (“ASC”) No. 320 (“ASC 320”), “Investments—Debt and Equity Securities.” Accordingly, these investments are recorded at fair value. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in “Accumulated other comprehensive income,” net of tax, within the Consolidated Balance Sheets.

For the three- and nine-month periods ended September 30, 2010, net realized earnings totaled $1.4 million and $4.3 million, respectively. For the three- and nine-month periods ended September 30, 2009, net realized earnings totaled $1.5 million and $1.7 million, respectively. These earnings were recorded in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)

The Ryland Group, Inc. and Subsidiaries

The fair values of available-for-sale marketable securities by type of security at September 30, 2010 and December 31, 2009, were as follows:

	SEPTEMBER 30, 2010
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$90,820	$613	$-	$91,433
Obligations of U.S. and local government agencies	97,444	67	(3)	97,508
Corporate debt securities issued under
U.S. government/agency-backed programs	141,128	473	-	141,601
Corporate debt securities	59,687	246	(16)	59,917
Total debt securities	389,079	1,399	(19)	390,459
Time deposits	76,186	-	-	76,186
Short-term pooled investments	15,165	-	-	15,165
Total marketable securities, available-for-sale	$480,430	$1,399	$(19)	$481,810
	DECEMBER 31, 2009
Type of security:
U.S. Treasury securities	$61,289	$-	$(131)	$61,158
Obligations of U.S. and local government agencies	170,962	234	(77)	171,119
Corporate debt securities issued under
U.S. government/agency-backed programs	67,919	267	-	68,186
Corporate debt securities	76,682	565	(28)	77,219
Mortgage-backed securities	100	-	-	100
Total debt securities	376,952	1,066	(236)	377,782
Time deposits	10,314	-	-	10,314
Short-term pooled investments	69,758	-	-	69,758
Total marketable securities, available-for-sale	$457,024	$1,066	$(236)	$457,854

The fair values of available-for-sale marketable securities by contractual maturity at September 30, 2010 and December 31, 2009, were as follows:

(in thousands)	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Contractual maturity:
Maturing in one year or less	$91,095	$87,142
Maturing after one year through three years	299,364	290,640
Maturing after three years	-	-
Total debt securities	390,459	377,782
Time deposits and short-term pooled investments	91,351	80,072
Total marketable securities, available-for-sale	$481,810	$457,854

The primary objectives of the Company’s investment portfolio are safety of principal and liquidity. Investments are made with the purpose of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to debt rated “A” or better, as well as to bank and money market instruments and to issues by the U.S. government, U.S. government agencies and municipal or other institutions primarily with investment-grade credit ratings. Policy restrictions are placed on maturities, as well as on concentration by type and issuer.

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

As required by ASC No. 360 (“ASC 360”), “Property, Plant and Equipment,” inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or similar assets to determine if the realizable value of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be impaired, the Company’s determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks that are associated with assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. At September 30, 2010 and December 31, 2009, valuation reserves related to impaired inventories amounted to $376.4

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

million and $470.9 million, respectively. The net carrying values of the related inventories amounted to $281.5 million and $335.5 million at September 30, 2010 and December 31, 2009, respectively.

The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized as the related inventory is delivered to homebuyers. The following table is a summary of activity related to capitalized interest:

(in thousands)	2010	2009
Capitalized interest at January 1	$89,828	$105,010
Interest capitalized	24,210	31,862
Interest amortized to cost of sales	(34,835)	(33,237)
Capitalized interest at September 30	$79,203	$103,635

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	SEPTEMBER 30, 2010			DECEMBER 31, 2009
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	4,719	4,799	9,518	4,112	2,102	6,214
Southeast	6,086	961	7,047	6,660	637	7,297
Texas	3,459	1,545	5,004	3,688	887	4,575
West	1,856	934	2,790	1,406	410	1,816
Total	16,120	8,239	24,359	15,866	4,036	19,902

Note 8. Variable Interest Entities (“VIE”)

As required by ASC No. 810 (“ASC 810”), “Consolidation,” a VIE is to be consolidated by a company if that company has the power to direct the VIE’s activities, the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosures about VIEs that the company is not obligated to consolidate but in which it has a significant, though not primary, variable interest.

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

In compliance with the provisions of ASC 810, the Company consolidated $89.2 million of inventory not owned related to its land and lot option purchase contracts at September 30, 2010. While the Company may not have had legal title to the optioned land, under ASC 810 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. Additionally, to reflect the fair value of the inventory consolidated under ASC 810, the Company eliminated $23.5 million of its related cash deposits for lot

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

option purchase contracts, which was included in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaling $65.7 million was recorded with respect to the consolidation of these contracts, representing the selling entities’ ownership interests in these VIEs. The Company had cash deposits and/or letters of credit totaling $10.2 million at September 30, 2010, that were associated with lot option purchase contracts having an aggregate purchase price of $179.5 million. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

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

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	SEPTEMBER 30, 2010			DECEMBER 31, 2009
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	150	-	150	-	-	-
Southeast	-	-	-	-	-	-
Texas	78	-	78	101	-	101
West	166	1,209	1,375	166	1,209	1,375
Total	394	1,209	1,603	267	1,209	1,476

At September 30, 2010 and December 31, 2009, the Company’s investments in its unconsolidated joint ventures totaled $14.8 million and $10.4 million, respectively, and were classified in “Other” assets within the Consolidated Balance Sheets. For the three months ended September 30, 2010, the Company’s equity in earnings from unconsolidated joint ventures totaled $67,000, compared to $167,000 for the same period in 2009. For the nine months ended September 30, 2010, the Company’s equity in earnings from unconsolidated joint ventures totaled $243,000, compared to $230,000 for the same period in 2009.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 10. Debt

Debt consisted of the following at September 30, 2010 and December 31, 2009:

(in thousands)	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Senior notes
5.4 percent senior notes due May 2012	$-	$207,071
6.9 percent senior notes due June 2013	186,192	215,152
5.4 percent senior notes due January 2015	158,981	205,552
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	-
Total senior notes	875,173	857,775
Debt discount	(4,447)	(5,107)
Senior notes, net	870,726	852,668
Secured notes payable	5,893	3,510
Total debt	$876,619	$856,178

At September 30, 2010, the Company had outstanding (a) $186.2 million of 6.9 percent senior notes due June 2013; (b) $159.0 million of 5.4 percent senior notes due January 2015; (c) $230.0 million of 8.4 percent senior notes due May 2017; and (d) $300.0 million of 6.6 percent senior notes due May 2020. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $69.7 million and $71.6 million under these agreements at September 30, 2010 and December 31, 2009, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At September 30, 2010 and December 31, 2009, outstanding seller-financed nonrecourse notes payable were $5.9 million and $3.5 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at September 30, 2010.

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

Level 1 fair values are those determined using quoted market prices with no valuation adjustments applied. Fair values are determined using significant observable inputs, including quoted market prices of recent transactions

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

or by being benchmarked to transactions of very similar securities. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuation of these items is, therefore, sensitive to the assumptions used. Fair values represent the Company’s best estimates as of September 30, 2010, based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

The following table sets forth information regarding the Company’s fair value measurement methods and values for financial instruments:

	FAIR VALUE
(in thousands)	HIERARCHY	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$91,433	$61,158
Obligations of U.S. and local government agencies	Levels 1 and 2	97,508	171,119
Corporate debt securities issued under
U.S. government/agency-backed programs	Level 2	141,601	68,186
Corporate debt securities	Level 2	59,917	77,219
Mortgage-backed securities	Level 2	-	100
Time deposits	Level 2	76,186	10,314
Short-term pooled investments	Levels 1 and 2	15,165	69,758
Mortgage loans held-for-sale	Level 2	4,393	5,030
Mortgage interest rate lock commitments (“IRLCs”)	Level 3	2,725	2,055
Forward-delivery contracts	Level 2	(416)	941

At September 30, 2010, the Company had $481.8 million of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; time deposits; and short-term pooled investments. At December 31, 2009, the Company had $457.9 million of marketable securities that were available-for-sale. (See Note 6, “Marketable Securities, Available-for-sale.”)

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). Contractual principal amounts of loans held-for-sale totaled $4.4 million and $5.1 million at September 30, 2010 and December 31, 2009, respectively. IRLCs are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. Mortgage loans held-for-sale and IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans for the three-month periods ended September 30, 2010 and 2009, totaled $4.1 million and $4.9 million, respectively. Gains realized on the conversion of IRLCs to loans for the nine-month periods ended September 30, 2010 and 2009, were $14.8 million and $10.9 million, respectively. Gains and losses related to forward-delivery contracts and IRLCs were included in “Financial services” revenues within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At September 30, 2010, the excess of the aggregate unpaid principal balance over the aggregate fair value for mortgage loans held-for-sale measured at fair value was $32,000, which was included in “Financial services” expenses within the Consolidated Statements of Earnings. At December 31, 2009, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value was $73,000, which was included in “Financial services” revenues within the Consolidated Statements of Earnings. At September 30, 2010, the Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $468,000 and an aggregate unpaid principal balance of $592,000. At December 31, 2009, the Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $342,000 and an aggregate unpaid principal balance of $445,000.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could materially impact these fair values.

The following table represents a reconciliation of changes in the fair values of Level 3 items, IRLCs, included in “Financial services” revenues within the Consolidated Statements of Earnings:

(in thousands)	IRLCs
Fair value at January 1, 2010	$2,055
Additions	14,415
Gain realized on conversion to loans	(14,763)
Change in valuation of items held	1,018
Fair value at September 30, 2010	$2,725

Nonfinancial Instruments

As of January 1, 2009, the Company adopted provisions of ASC 820 for its nonfinancial instruments, which are measured at fair value on a nonrecurring basis. These nonfinancial homebuilding assets are those assets for which the Company recorded valuation adjustments during the first nine months of 2010. See Note 7, “Housing Inventories,” and Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the valuation of the Company’s nonfinancial assets.

The following table summarizes the fair value measurements of the Company’s nonfinancial assets:

			FAIR VALUE
(in thousands)	HIERARCHY	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Housing inventory and inventory held-for-sale [1]	Level 3	$26,800	$137,775
Joint ventures and other assets [2]	Level 3	3,807	3,862

1          Amounts represent fair values for communities where the Company recognized noncash impairment charges during the respective periods. In accordance with ASC 330, the fair value of housing inventory and inventory held-for sale that were impaired during 2010 was $26.8 million at September 30, 2010. Total impairment charges related to these assets were $25.6 million for the nine months ended September 30, 2010. At December 31, 2009, the fair value of housing inventory and inventory held-for-sale that were impaired during 2009 was $137.8 million. Total impairment charges related to these assets were $192.8 million for the year ended December 31, 2009.

2          In accordance with ASC 330, the fair value of joint ventures and other assets that were impaired during 2010 was $3.8 million at September 30, 2010. Total impairment charges related to these assets were $283,000 for the nine months ended September 30, 2010. At December 31, 2009, the fair value of joint ventures and other assets that were impaired during 2009 was $3.9 million. Total impairment charges related to these assets were $343,000 for the year ended December 31, 2009.

Note 12. Postretirement Benefits

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At September 30, 2010, the cash surrender value of these contracts was $9.5 million, compared to $8.1 million at December 31, 2009, and was included in “Other” assets. The net periodic benefit income of these plans for the three months ended September 30, 2010, was $247,000 and included service costs of $46,000, interest costs of $149,000 and an investment gain of $442,000. The net periodic benefit income of these plans for the three months ended September 30, 2009, was $702,000 and included service costs of $667,000, interest costs of $490,000 and an investment gain of $1.9 million. The net periodic benefit cost of these plans for the nine months ended September 30, 2010, was $747,000 and included service costs of $154,000, interest costs of $498,000 and an investment loss of $95,000. The net periodic benefit cost of these plans for the nine months ended September 30, 2009, was $961,000 and included service costs of $1.7 million, interest costs of $1.3 million and an investment gain of $2.0 million. The $10.0 million and $9.4 million projected benefit obligations were equal to the net liabilities recognized in the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively. The weighted-average discount rates used for the plans were 7.0 percent and 7.9 percent for the nine-month periods ended September 30, 2010 and 2009, respectively.

Note 13. Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of the statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated deferred tax assets in 2010 and 2009 primarily due to inventory impairments. In light of these additional impairments, the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn’s duration, which limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company recorded a net valuation allowance of $11.0 million against its deferred tax assets during the third quarter ended September 30, 2010, which was reflected as a noncash charge to income tax expense. The balance of the deferred tax valuation allowance was $245.3 million at September 30, 2010. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

For the third quarters ended September 30, 2010 and 2009, the Company’s effective income tax rates were 1.4 percent and 0.8 percent, respectively, primarily due to noncash charges of $11.0 million and $20.7 million, respectively, for the Company’s deferred tax valuation allowance.

For the third quarter ended September 30, 2010, the Company reversed $1.9 million of state unrecognized tax benefits primarily due to the expiration of time to assess tax, and reserved an additional $2.0 million of state unrecognized tax benefits and net accrued interest. As of September 30, 2010, tax years 2004 through 2009 remain subject to examination.

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

Note 14. Stock-Based Compensation

The Company recorded $2.6 million and $2.4 million of stock-based compensation expense for the three months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense for the nine months ended September 30, 2010 and 2009, totaled $9.1 million and $7.9 million, respectively. Stock-based compensation expense was allocated to the Company’s business units and reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

A summary of stock option activity in accordance with the Company’s equity incentive plans at September 30, 2010 and 2009, and changes for the nine-month periods then ended follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2009	3,654,901	$37.97	3.8
Granted	482,000	14.22
Exercised	(166,010)	6.08
Forfeited	(175,423)	42.53
Options outstanding at September 30, 2009	3,795,468	$36.14	3.4	$7,026
Available for future grant	1,861,886
Total shares reserved at September 30, 2009	5,657,354
Options exercisable at September 30, 2009	2,836,070	$39.82	3.2	$3,861
Options outstanding at January 1, 2010	3,693,697	$36.43	3.1
Granted	846,000	23.30
Exercised	(131,424)	7.59
Forfeited	(496,942)	46.34
Options outstanding at September 30, 2010	3,911,331	$33.30	3.0	$2,292
Available for future grant	1,352,731
Total shares reserved at September 30, 2010	5,264,062
Options exercisable at September 30, 2010	2,735,868	$38.04	2.6	$1,342

The Company recorded stock-based compensation expense related to employee stock options of $992,000 and $834,000 for the three-month periods ended September 30, 2010 and 2009, respectively. Stock-based compensation expense related to employee stock options for the nine-month periods ended September 30, 2010 and 2009, totaled $3.8 million and $3.0 million, respectively.

During the three- and nine-month periods ended September 30, 2010, the total intrinsic values of stock options exercised were $353,000 and $1.7 million, respectively. For the three- and nine-month periods ended September

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

30, 2009, the total intrinsic values of stock options exercised were $82,000 and $1.8 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards to senior executives totaled $1.5 million for the three months ended September 30, 2010 and 2009. For the nine-month periods ended September 30, 2010 and 2009, compensation expense associated with these awards totaled $4.9 million and $4.5 million, respectively.

The following is a summary of activity relating to restricted stock unit awards:

	2010	2009
Restricted stock units at January 1	609,812	480,002
Shares awarded	404,000	416,482
Shares vested	(225,496)	(196,672)
Shares forfeited	(50,999)	(80,000)
Restricted stock units at September 30	737,317	619,812

At September 30, 2010, the outstanding restricted shares will vest as follows: 2010—10,000; 2011—344,159; 2012—256,823; and 2013—126,335.

The Company recorded $123,000 and $151,000 of stock-based compensation expense related to Director Plan stock awards during the three-month periods ended September 30, 2010 and 2009, respectively. For the nine-month periods ended September 30, 2010 and 2009, stock-based compensation expense related to Director Plan stock awards totaled $413,000 and $329,000, respectively. At September 30, 2010 and December 31, 2009, shares of common stock available for grant under the Director Plan totaled 21,975 and 45,975, respectively.

Note 15. Commitments and Contingencies

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At September 30, 2010 and December 31, 2009, it had cash deposits and letters of credit outstanding that totaled $45.9 million and $20.0 million, respectively, pertaining to land purchase contracts with aggregate purchase prices of $448.1 million and $223.0 million, respectively. At September 30, 2010 and December 31, 2009, the Company had no commitments with respect to option contracts having specific performance provisions.

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At September 30, 2010, development bonds totaled $116.7 million, while performance-related cash deposits and letters of credit totaled $40.9 million. At December 31, 2009, development bonds totaled $140.4 million, while performance-related cash deposits and letters of credit totaled $28.3 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

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

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $112.8 million and $117.8 million at September 30, 2010 and December 31, 2009, respectively. Forward-delivery contracts are utilized to hedge the risks associated with interest rate fluctuations on IRLCs.

The mortgage industry has experienced substantial increases in delinquencies, foreclosures and foreclosures-in- process. Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans. Reserves are created to address repurchase and indemnity claims made by these third-party investors or purchasers. Claims arise primarily if the investor incurs a loss and the borrower has obtained the loan through fraudulent information or omissions and if the borrower has made an insufficient number of payments; if there are origination deficiencies attributed to RMC; or if the borrower does not make a first payment. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, the Company’s portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating loss has been made more difficult by the recent processing delays related to foreclosure losses affecting agencies and financial institutions. Recorded reserves represent the Company’s best estimate of current and future unpaid losses as of September 30, 2010, based on existing conditions and available information. Reserves for losses related to future indemnifications or for repurchases of sold and held loans were $11.7 million and $17.9 million at September 30, 2010 and December 31, 2009, respectively. Aggregate indemnification and repurchase expenses totaled $737,000 and $6.1 million for the three months ended September 30, 2010 and 2009, respectively. Aggregate indemnification and repurchase expenses totaled $8.0 million and $10.8 million for the nine months ended September 30, 2010 and 2009, respectively. Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves were reflected in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” expenses within the Consolidated Statements of Earnings.

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

Changes in the Company’s product liability reserves during the periods were as follows:

(in thousands)	2010	2009
Balance at January 1	$24,268	$29,777
Warranties issued	3,351	3,100
Changes in liability for accruals related to pre-existing warranties	4,828	499
Settlements made	(12,126)	(7,420)
Balance at September 30	$20,321	$25,956

Settlements made during the nine months ended September 30, 2010, were comprised primarily of repairs and settlements relating to construction defects for several older projects in California and remediation of homes built with Chinese drywall in Florida.

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectability of claims against subcontractors enrolled in the RHIC program is generally higher. At September 30, 2010 and December 31, 2009, RHIC had $24.3 million and $25.1 million in subcontractor product liability reserves, respectively, which were included in

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

“Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

Changes in RHIC’s insurance reserves during the periods were as follows:

(in thousands)	2010	2009
Balance at January 1	$25,069	$28,333
Insurance expense provisions or adjustments	-	-
Loss expenses paid	(804)	(1,699)
Balance at September 30	$24,265	$26,634

Expense provisions or adjustments to RHIC’s insurance reserves were included in “Financial services” expenses within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and to the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates. The Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. At September 30, 2010 and December 31, 2009, the Company had legal reserves of $8.4 million and $13.0 million, respectively. (See “Part II, Item 1. Legal Proceedings.”)

Note 16.  New Accounting Pronouncements

ASU 2010-20

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 amends Topic 310, “Receivables,” to provide additional disclosures related to credit risk inherent in an entity’s portfolio of financing receivables.  ASU 2010-20 is effective for interim and annual reporting periods ending after December 15, 2010. The Company does not anticipate that ASU 2010-20 will have a material impact on its consolidated financial statements.

Note 17.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; and 6.6 percent senior notes due May 2020 are guaranteed on a joint and several basis by substantially all of its wholly owned homebuilding subsidiaries (the “Guarantor Subsidiaries”).  Such guarantees are full and unconditional.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2010
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$109,194	$97,259	$6,283	$-	$212,736

EXPENSES
Corporate, general, administrative
and interest	126,519	110,221	6,944	-	243,684
TOTAL EXPENSES	126,519	110,221	6,944	-	243,684

OTHER INCOME	1,428	-	-	-	1,428
Loss before taxes	(15,897)	(12,962)	(661)	-	(29,520)
Tax expense	309	106	5	-	420
Equity in net loss of subsidiaries	(13,734)	-	-	13,734	-
NET LOSS	$(29,940)	$(13,068)	$(666)	$13,734	$(29,940)

	NINE MONTHS ENDED SEPTEMBER 30, 2010
REVENUES	$436,664	$374,006	$26,107	$-	$836,777

EXPENSES
Corporate, general, administrative
and interest	469,863	390,554	26,930	-	887,347
TOTAL EXPENSES	469,863	390,554	26,930	-	887,347

OTHER LOSS	(15,010)	-	-	-	(15,010)
Loss before taxes	(48,209)	(16,548)	(823)	-	(65,580)
Tax expense	309	106	5	-	420
Equity in net loss of subsidiaries	(17,482)	-	-	17,482	-
NET LOSS	$(66,000)	$(16,654)	$(828)	$17,482	$(66,000)

	THREE MONTHS ENDED SEPTEMBER 30, 2009
REVENUES	$174,486	$141,509	$12,075	$(235)	$327,835

EXPENSES
Corporate, general, administrative
and interest	213,499	155,471	12,693	(235)	381,428
TOTAL EXPENSES	213,499	155,471	12,693	(235)	381,428

OTHER INCOME	1,502	-	-	-	1,502
Loss before taxes	(37,511)	(13,962)	(618)	-	(52,091)
Tax expense	391	-	-	-	391
Equity in net loss of subsidiaries	(14,580)	-	-	14,580	-
NET LOSS	$(52,482)	$(13,962)	$(618)	$14,580	$(52,482)

	NINE MONTHS ENDED SEPTEMBER 30, 2009
REVENUES	$465,622	$375,949	$28,869	$(5,207)	$865,233

EXPENSES
Corporate, general, administrative
and interest	621,269	432,630	29,954	(5,207)	1,078,646
TOTAL EXPENSES	621,269	432,630	29,954	(5,207)	1,078,646

OTHER INCOME	12,311	-	-	-	12,311
Loss before taxes	(143,336)	(56,681)	(1,085)	-	(201,102)
Tax expense	391	-	-	-	391
Equity in net loss of subsidiaries	(57,766)	-	-	57,766	-
NET LOSS	$(201,493)	$(56,681)	$(1,085)	$57,766	$(201,493)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	SEPTEMBER 30, 2010
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$26,378	$205,239	$23,149	$-	$254,766
Marketable securities and restricted cash	517,689	-	34,494	-	552,183
Consolidated inventories owned	427,715	255,759	-	-	683,474
Consolidated inventories not owned	23,571	-	65,662	-	89,233
Total inventories	451,286	255,759	65,662	-	772,707
Investment in subsidiaries/
intercompany receivables	481,130	-	591	(481,721)	-
Other assets	63,450	40,239	12,532	-	116,221
TOTAL ASSETS	1,539,933	501,237	136,428	(481,721)	1,695,877

LIABILITIES
Accounts payable and other accrued liabilities	143,226	48,639	41,643	-	233,508
Debt	876,619	-	-	-	876,619
Intercompany payables	-	234,719	-	(234,719)	-
TOTAL LIABILITIES	1,019,845	283,358	41,643	(234,719)	1,110,127
EQUITY
STOCKHOLDERS’ EQUITY	520,088	217,879	29,123	(247,002)	520,088
NONCONTROLLING INTEREST	-	-	65,662	-	65,662
TOTAL LIABILITIES AND EQUITY	$1,539,933	$501,237	$136,428	$(481,721)	$1,695,877

	DECEMBER 31, 2009
ASSETS
Cash and cash equivalents	$1,932	$259,040	$24,227	$-	$285,199
Marketable securities and restricted cash	-	493,046	36,661	-	529,707
Consolidated inventories owned	411,996	255,339	-	-	667,335
Investment in subsidiaries/
intercompany receivables	1,014,279	-	2,612	(1,016,891)	-
Other assets	147,665	40,455	15,092	-	203,212
TOTAL ASSETS	1,575,872	1,047,880	78,592	(1,016,891)	1,685,453

LIABILITIES
Accounts payable and other	137,832	58,995	50,586	-	247,413
accrued liabilities
Debt	856,178	-	-	-	856,178
Intercompany payables	-	754,351	-	(754,351)	-
TOTAL LIABILITIES	994,010	813,346	50,586	(754,351)	1,103,591
EQUITY
STOCKHOLDERS’ EQUITY	581,862	234,534	28,006	(262,540)	581,862
TOTAL LIABILITIES AND EQUITY	$1,575,872	$1,047,880	$78,592	$(1,016,891)	$1,685,453

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2010
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,000)	$(16,654)	$(828)	$17,482	$(66,000)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	78,727	14,710	709	-	94,146
Changes in assets and liabilities	17,221	(20,696)	(5,133)	(17,482)	(26,090)
Other operating activities, net	(5,147)	-	-	-	(5,147)
Net cash provided by (used for) operating activities	24,801	(22,640)	(5,252)	-	(3,091)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,824)	(5,140)	(34)	-	(9,998)
Purchases of marketable securities, available-for-sale	(964,035)	(400,649)	(4,172)	-	(1,368,856)
Proceeds from sales and maturities of marketable securities,
available-for-sale	965,067	375,906	6,548	-	1,347,521
Other investing activities, net	-	-	25	-	25
Net cash (used for) provided by investing activities	(3,792)	(29,883)	2,367	-	(31,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	1,829	-	-	-	1,829
Common stock dividends, repurchases and stock-based compensation	657	-	-	-	657
(Increase) decrease in restricted cash	(8,774)	10,468	(214)	-	1,480
Intercompany balances	9,725	(11,746)	2,021	-	-
Net cash provided by (used for) financing activities	3,437	(1,278)	1,807	-	3,966
Net increase (decrease) in cash and cash equivalents	24,446	(53,801)	(1,078)	-	(30,433)
Cash and cash equivalents at beginning of year	1,932	259,040	24,227	-	285,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,378	$205,239	$23,149	$-	$254,766

	NINE MONTHS ENDED SEPTEMBER 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(201,493)	$(56,681)	$(1,085)	$57,766	$(201,493)
Adjustments to reconcile net loss to net cash provided by operating activities	198,032	29,853	787	-	228,672
Changes in assets and liabilities	186,109	49,246	20,617	(57,766)	198,206
Other operating activities, net	(1,739)	-	-	-	(1,739)
Net cash provided by operating activities	180,909	22,418	20,319	-	223,646
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(748)	(976)	(125)	-	(1,849)
Purchases of marketable securities, available-for-sale	-	(931,432)	(13,865)	-	(945,297)
Proceeds from sales and maturities of marketable securities,
available-for-sale	-	532,514	8,721	-	541,235
Other investing activities, net	-	-	83	-	83
Net cash used for investing activities	(748)	(399,894)	(5,186)	-	(405,828)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	118,931	(39)	(22,125)	-	96,767
Common stock dividends, repurchases and stock-based compensation	811	-	-	-	811
(Increase) decrease in restricted cash	-	(70,455)	577	-	(69,878)
Intercompany balances	(307,537)	307,695	(158)	-	-
Net cash (used for) provided by financing activities	(187,795)	237,201	(21,706)	-	27,700
Net decrease in cash and cash equivalents	(7,634)	(140,275)	(6,573)	-	(154,482)
Cash and cash equivalents at beginning of year	12,021	349,082	28,583	-	389,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,387	$208,807	$22,010	$-	$235,204

Note 18.  Subsequent Events

There were no events that occurred subsequent to September 30, 2010, that required recognition or disclosure in the Company’s financial statements.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the three months ended September 30, 2010. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

Operating conditions in the homebuilding industry remained difficult during the third quarter of 2010. High unemployment; mortgage delinquencies and defaults; relatively high foreclosure activity and related sales of lender-controlled homes; low consumer confidence; and tight credit standards impacted the housing industry and the Company’s ability to attract qualified homebuyers during the quarter. The Company reported a decrease in closing volume and sales per community declined for the third quarter of 2010, compared to 2009, primarily due to adverse effects from the expiration of the federal homebuyer tax credit and uncertainty regarding economic trends. Housing gross profit margins for the third quarter of 2010 averaged 8.7 percent, compared to negative 0.2 percent for the third quarter of 2009. Sequential advances in gross margins will be more difficult at current volume levels due to the inelasticity of the Company’s direct cost structure at lower volumes. As a result of lower closing volume, declining leverage of fixed overhead and a $3.0 million bad debt allowance against notes receivable, the selling, general and administrative expense ratio increased during the third quarter of 2010 to 16.4 percent of homebuilding revenues, compared to 12.3 percent for the third quarter of 2009. Selling, general and administrative expense dollars decreased during the third quarter of 2010 to $33.8 million, compared to $37.7 million for the second quarter of 2010 and $38.7 million for the third quarter of 2009. Although the Company continues to evaluate its operating structure and pursue cost efficiencies, it believes that profitability will primarily come in the form of revenue growth.

Current declines in interest rates and low pricing have led to favorable affordability levels. Additionally, there is an appearance of stabilization in certain housing markets. However, these conditions are not reflected in recent low sales activity. It is difficult to predict when economic conditions might improve and the oversupply of homes moving through the foreclosure process or currently available-for-sale may recede, which may be prerequisites to a sustained recovery in the housing industry. The Company’s primary focus is to reload inventory in anticipation of more favorable economic conditions in late 2011 and 2012 and to return to profitability, while balancing those objectives with cash preservation. Increasing community count is among the Company’s greatest challenges and highest priorities, as it looks for opportunities to return to growth and replace closed communities with new land parcels generating higher gross profit margins. The Company secured 3,124 owned or controlled lots, opened 29 communities and closed 8 communities during the third quarter of 2010. Community counts rose sequentially during the third quarter of 2010, and the Company operated from 2.5 percent more active communities at September 30, 2010, versus September 30, 2009. The number of lots controlled at September 30, 2010, was up by 4,457 lots, compared to December 31, 2009. Optioned lots, as a percentage of lots controlled, increased to 33.8 percent at September 30, 2010, from 20.3 percent at December 31, 2009.

Because conditions remain depressed in certain markets and sales prices for isolated lots held-for-sale remain under some pressure, evaluation of the Company’s assets through quarterly impairment analyses resulted in $13.4 million of inventory and other valuation adjustments during the quarter ended September 30, 2010. Charges of $311,000 were related to the abandonment of land purchase option contracts. In addition, the Company recorded a net valuation allowance of $11.0 million against its deferred tax assets and a $3.0 million bad debt allowance against notes receivable. The deferred tax assets were largely the result of inventory impairments

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

taken, and the allowance against them reflects the uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future years, it will reverse its valuation allowance, which will, in turn, reduce its effective income tax rate.

For the three months ended September 30, 2010, the Company reported a consolidated net loss of $29.9 million, or $0.68 per diluted share, compared to a consolidated net loss of $52.5 million, or $1.20 per diluted share, for the same period in 2009. The reduction in loss for 2010, compared to 2009, was primarily due to lower inventory and other valuation adjustments and write-offs and to higher gross profit margins, and was partially offset by increased interest expense, reduced closing volume and a higher selling, general and administrative expense ratio.

The Company’s revenues totaled $212.7 million for the third quarter of 2010, compared to $327.8 million for the third quarter of 2009, a decline of 35.1 percent. This decrease was primarily attributable to a 36.0 percent decline in closings, partially offset by an increase in average closing price. Revenues for the homebuilding and financial services segments were $206.4 million and $6.3 million, respectively, for the third quarter of 2010, compared to $315.8 million and $12.1 million, respectively, for the same period in 2009.

The Company recorded $6.7 million of interest expense during the third quarter ended September 30, 2010, compared to $4.6 million for the same period in 2009, due to lower development and construction activity relative to its debt levels. The Company believes that as acquisition and development activity rise, interest expense should decline.

New orders decreased 37.1 percent to 799 units for the third quarter ended September 30, 2010, from 1,270 units for the same period in 2009, primarily due to soft demand in most markets. New order dollars declined 35.0 percent for the third quarter ended September 30, 2010, compared to the same period in 2009. In July 2008, Congress passed and the President signed into law the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminated seller-funded down payment assistance on FHA-insured loans approved on or after October 1, 2008. While the Company may obtain other down payment assistance and mortgage financing alternatives for its buyers, the elimination of seller-financed down payment assistance programs had a negative impact on sales, as well as on revenues. In February 2009, the “American Recovery and Reinvestment Act of 2009” was enacted. This legislation included a federal tax credit for qualified first-time homebuyers purchasing and closing a principal residence on or after January 1, 2009, and before December 1, 2009. In July 2010, this credit was extended until September 30, 2010, for those eligible homebuyers who entered into a binding purchase contract on or before April 30, 2010. As a result of low prices and interest rates, the affordability of homes in most of the Company’s markets significantly improved over the last few years. Cancellation rates remained at more conventional levels during the quarter ended September 30, 2010, and sales discounts and incentive rates declined to 11.2 percent from 14.7 percent for the same period in 2009. However, the Company’s sales in the current quarter appear to have been particularly affected by the expiration of the federal homebuyer tax credit, as well as by ongoing economic uncertainty and continued competition from foreclosure sales.

Consolidated inventories owned by the Company, which includes homes under construction; land under development and improved lots; and inventory held-for-sale, increased by 2.4 percent to $683.5 million at September 30, 2010, from $667.3 million at December 31, 2009. Homes under construction decreased by 10.7 percent to $302.7 million at September 30, 2010, compared to $338.9 million at December 31, 2009. Land under development and improved lots increased by 32.9 percent to $353.9 million at September 30, 2010, compared to $266.3 million at December 31, 2009. Inventory held-for-sale decreased 56.9 percent to $26.8 million at September 30, 2010, compared to $62.1 million at December 31, 2009. The Company consolidated $89.2 million of inventory not owned at September 30, 2010. The Company did not consolidate any inventory not owned at December 31,

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

2009. The Company had 311 model homes totaling $62.8 million at September 30, 2010, compared to 322 model homes totaling $70.7 million at December 31, 2009. In addition, the Company had 557 started and unsold homes totaling $84.2 million at September 30, 2010, compared to 429 started and unsold homes totaling $67.6 million at December 31, 2009.

The Company did not repurchase any of its common stock during the third quarter of 2010. At September 30, 2010, outstanding shares totaled 44,113,622, versus 43,845,455 at December 31, 2009.

The Company ended the quarter with $806.9 million in cash, cash equivalents and marketable securities. Its earliest senior debt maturity is in 2013. The Company’s net debt-to-capital ratio, including marketable securities, was 11.8 percent at September 30, 2010, compared to 6.6 percent at December 31, 2009. The net debt-to-capital ratio, including marketable securities, a non-GAAP financial measure, is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders’ equity, net of cash, cash equivalents and marketable securities. The Company believes the net debt-to-capital ratio is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders. Its investments in joint ventures at September 30, 2010, totaled $14.8 million. The Company’s deferred tax valuation allowance totaled $245.3 million at September 30, 2010, which is expected to reduce its effective income tax rate in the future. Stockholders’ equity per share declined by 11.2 percent to $11.79 at September 30, 2010, compared to $13.27 at December 31, 2009.

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at September 30, 2010:

Region/Segment	Major Markets Served
North	Baltimore, Chicago, Delaware, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California’s Coachella Valley, California’s Inland Empire, Denver, Las Vegas and Phoenix

The combined homebuilding operations reported a pretax loss of $24.8 million for the third quarter of 2010, compared to a pretax loss of $48.5 million for the third quarter of 2009. Homebuilding results in 2010 improved from those in 2009 primarily due to lower inventory valuation adjustments and write-offs and to higher gross profit margins, partially offset by increased interest expense, reduced closing volume and a higher selling, general and administrative expense ratio.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except units)	2010	2009	2010	2009
REVENUES
Housing	$206,368	$315,215	$805,645	$835,406
Land and other	85	545	5,025	958
TOTAL REVENUES	206,453	315,760	810,670	836,364

EXPENSES
Cost of sales
Housing	177,140	281,223	685,736	765,584
Land and other	67	587	4,260	1,205
Valuation adjustments and write-offs	13,473	39,127	26,591	135,746
Total cost of sales	190,680	320,937	716,587	902,535
Selling, general and administrative	33,845	38,698	103,772	116,663
Interest	6,690	4,643	20,283	7,452
TOTAL EXPENSES	231,215	364,278	840,642	1,026,650

PRETAX LOSS	$(24,762)	$(48,518)	$(29,972)	$(190,286)
Closings (units)	847	1,323	3,336	3,463
Housing gross profit margins	8.7%	(0.2)%	12.3%	(7.3)%
Selling, general and administrative	16.4%	12.3%	12.8%	13.9%

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

The following table provides the total number of communities impaired during the periods presented:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2010	2009	% CHG	2010	2009	% CHG
North	2	4	(50.0)%	3	23	(87.0)%
Southeast	3	11	(72.7)	8	35	(77.1)
Texas	3	3	-	7	3	133.3
West	-	-	-	-	12	(100.0)
Total	8	18	(55.6)%	18	73	(75.3)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s total number of communities, including selling, held-for-sale or future development, at September 30, 2010 and 2009:

	2010	2009	% CHG
North	72	67	7.5%
Southeast	100	109	(8.3)
Texas	92	84	9.5
West	27	27	-
Total	291	287	1.4%

At September 30, 2010, 23 of these communities were held-for-sale, of which 17 communities had less than 20 lots remaining. Due to continued pressure on home prices and isolated lots held-for-sale, symptomatic of excess home inventories, the Company recorded inventory impairment charges of $13.3 million and $38.4 million during the three months ended September 30, 2010 and 2009, respectively, in order to reduce the carrying values of the impaired communities to their estimated fair values. During the third quarter of 2010, approximately 93 percent of these impairment charges were recorded to residential land and lots and to land held for development, while approximately 7 percent of these charges were recorded to residential construction in progress and finished homes in inventory. At September 30, 2010, the fair value of the Company’s inventory subject to valuation adjustments of $13.3 million during the quarter was $6.7 million. Inventory and other impairment charges, as well as write-offs of deposits and acquisition costs, reduced total housing gross profit margins by 5.5 percent during the third quarter of 2010. Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future inventory impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue. The Company wrote off $311,000 and $699,000 of earnest money deposits and feasibility costs during the quarters ended September 30, 2010 and 2009, respectively. The Company wrote off $1.0 million and $1.1 million of earnest money deposits and feasibility costs for the nine-month periods ended September 30, 2010 and 2009, respectively. Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Three months ended September 30, 2010, compared to three months ended September 30, 2009

The homebuilding segments reported a pretax loss of $24.8 million for the third quarter of 2010, compared to a pretax loss of $48.5 million for the same period in the prior year. Homebuilding results for the third quarter of 2010 improved from the same period in 2009 primarily due to lower inventory and other valuation adjustments and write-offs and to higher gross profit margins, partially offset by increased interest expense, reduced closing volume and a higher selling, general and administrative expense ratio.

Homebuilding revenues totaled $206.5 million for the third quarter of 2010, compared to $315.8 million for the third quarter of 2009, a 34.6 percent decrease primarily due to a 36.0 percent decline in closings, partially offset by a 2.5 percent rise in the average closing price of a home.

Homebuilding revenues for the third quarter of 2010 included $85,000 from land sales, which resulted in net pretax earnings of $18,000, compared to homebuilding revenues for the third quarter of 2009 that included $545,000 from land sales, which resulted in a net pretax loss of $42,000. The gross profit margin from land sales was 21.2 percent for the three months ended September 30, 2010, compared to negative 7.7 percent for the same period in the prior year. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions, land portfolios and income tax carryback rules. The Company generally purchases land and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

lots with the intent to build homes on those lots and sell them; however, the Company occasionally sells a portion of its land to other homebuilders or others.

Housing gross profit margins averaged 8.7 percent for the third quarter of 2010, compared to negative 0.2 percent for the same period in 2009. This increase was primarily attributable to lower inventory and other valuation adjustments, as well as to reduced sales discounts and allowances that related to homes closed during the quarter. Sales incentives and price concessions averaged 11.2 percent for the third quarter of 2010, versus 14.7 percent for the third quarter of 2009.

Selling, general and administrative expense represented 16.4 percent of homebuilding revenues for the third quarter of 2010, compared to 12.3 percent of homebuilding revenues for the same period in 2009. This increase in the selling, general and administrative expense ratio was primarily attributable to lower leverage resulting from a decline in revenues and a $3.0 million bad debt allowance against notes receivable during the third quarter of 2010, partially offset by cost-saving initiatives. Selling, general and administrative expense dollars decreased $4.9 million for the third quarter of 2010, versus the same period in 2009.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $15.2 million and $14.5 million for the three months ended September 30, 2010 and 2009, respectively. The homebuilding segments recorded $6.7 million of interest expense during the third quarter of 2010, compared to $4.6 million of interest expense during the same period in 2009. This increase in interest expense was primarily due to additional senior debt and lower inventory-under-development, resulting in a higher debt-to-inventory-under-development ratio.

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

The homebuilding segments reported a pretax loss of $30.0 million for the first nine months of 2010, compared to a pretax loss of $190.3 million for the same period in the prior year. Homebuilding results for the first nine months of 2010 improved from the same period in 2009 primarily due to lower inventory and other valuation adjustments and write-offs; higher gross profit margins; and a lower selling, general and administrative expense ratio, partially offset by increased interest expense and reduced closing volume.

Homebuilding revenues totaled $810.7 million for the first nine months of 2010, compared to $836.4 million for the same period in 2009, a 3.1 percent decrease primarily due to a 3.7 percent decline in closings, partially offset by a slight rise in the average closing price of a home.

Homebuilding revenues for the first nine months of 2010 included $5.0 million from land sales, which resulted in net pretax earnings of $765,000, compared to homebuilding revenues for the first nine months of 2009 that included $958,000 from land sales, which resulted in a net pretax loss of $247,000. The gross profit margin from land sales was 15.2 percent for the nine months ended September 30, 2010, compared to negative 25.8 percent for the same period in the prior year. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions, land portfolios and income tax carryback rules.

Housing gross profit margins averaged 12.3 percent for the first nine months of 2010, compared to negative 7.3 percent for the same period in 2009. This increase was primarily attributable to lower inventory and other valuation adjustments, as well as to reduced sales discounts and allowances that related to homes closed during the nine-month period ended September 30, 2010, compared to the same period in 2009. Sales incentives and price concessions averaged 11.2 percent for the first nine months of 2010, versus 16.8 percent for the same period in 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Selling, general and administrative expense represented 12.8 percent of homebuilding revenues for the first nine months of 2010, compared to 13.9 percent of homebuilding revenues for the same period in 2009. This decrease in the selling, general and administrative expense ratio was primarily attributable to cost-saving initiatives and lower marketing and advertising expenditures per unit, partially offset by a decline in revenues and a $3.3 million bad debt allowance against notes receivable. Selling, general and administrative expense dollars decreased $12.9 million for the first nine months of 2010, versus the same period in 2009.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $44.5 million and $39.3 million for the nine months ended September 30, 2010 and 2009, respectively. The homebuilding segments recorded $20.3 million of interest expense during the first nine months of 2010, compared to $7.5 million of interest expense for the same period in the prior year. This increase in interest expense was primarily due to additional senior debt and lower inventory-under-development, resulting in a higher debt-to-inventory-under-development ratio.

Homebuilding Segment Information

Conditions have been most challenging in geographical areas that previously experienced the highest price appreciation. These areas were primarily located in the California, Chicago, Florida, Las Vegas, Phoenix and Washington, D.C., markets. As a result of decreased demand, changes in buyer perception and foreclosure activity, the excess supply of housing inventory has been greater in these areas. An attempt to sustain market share, reduce inventory investment and maintain sales volume has caused the Company to experience its highest relative levels of sales discounting and impairments in these markets over the last several years.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides a summary of the Company’s inventory and other impairments taken during the three and nine months ended September 30, 2010 and 2009:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2010	2009	2010	2009
NORTH
Housing inventory and inventory held-for-sale valuation adjustments	$3,263	$7,801	$8,450	$46,029
Option deposit and feasibility cost write-offs and joint venture and other* impairments	2,964	75	3,288	1,225
Total	6,227	7,876	11,738	47,254

SOUTHEAST
Housing inventory and inventory held-for-sale valuation adjustments	2,423	29,423	8,725	68,470
Option deposit and feasibility cost write-offs and joint venture and other* impairments	40	20	445	(742)
Total	2,463	29,443	9,170	67,728

TEXAS
Housing inventory and inventory held-for-sale valuation adjustments	7,645	1,132	8,459	1,132
Option deposit and feasibility cost write-offs and joint venture and other* impairments	(170)	639	(127)	707
Total	7,475	1,771	8,332	1,839

WEST
Housing inventory and inventory held-for-sale valuation adjustments	-	-	-	18,609
Option deposit and feasibility cost write-offs and joint venture and other* impairments	494	40	997	466
Total	494	40	997	19,075
TOTAL
Housing inventory and inventory held-for-sale valuation adjustments	13,331	38,356	25,634	134,240
Option deposit and feasibility cost write-offs and joint venture and other* impairments	3,328	774	4,603	1,656
Total	$16,659	$39,130	$30,237	$135,896

* Other includes impairments to other assets.

New Orders

New orders decreased 37.1 percent to 799 units for the third quarter of 2010 from 1,270 units for the same period in 2009, and new order dollars declined 35.0 percent for the third quarter of 2010, compared to the same period in 2009. New orders for the three months ended September 30, 2010, decreased 29.0 percent in the North, 29.3 percent in the Southeast, 35.0 percent in Texas and 66.2 percent in the West, compared to the three months ended September 30, 2009. The decline in new orders was due, in part, to broader market trends and economic conditions that contributed to soft demand for residential housing. Additionally, the Company’s monthly sales absorption rate was 1.4 homes per community for the third quarter of 2010, versus 2.0 homes per community for the third quarter of 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the number of the Company’s active communities at September 30, 2010 and 2009:

	2010	2009	% CHG
North	58	54	7.4%
Southeast	59	68	(13.2)
Texas	70	56	25.0
West	15	19	(21.1)
Total	202	197	2.5%

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

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the three and nine months ended September 30, 2010 and 2009:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2010	% CHG	2009	% CHG	2010	% CHG	2009	% CHG
UNITS
North	242	(29.0)%	341	(23.5)%	883	(32.9)%	1,316	(16.4)%
Southeast	266	(29.3)	376	17.1	945	(18.8)	1,164	(22.8)
Texas	217	(35.0)	334	7.1	792	(34.9)	1,217	(20.6)
West	74	(66.2)	219	6.8	304	(52.2)	636	(27.1)
Total	799	(37.1)%	1,270	(1.1)%	2,924	(32.5)%	4,333	(21.0)%

DOLLARS (in millions)
North	$66	(28.9)%	$92	(23.2)%	$232	(32.5)%	$344	(19.4)%
Southeast	57	(30.5)	83	-	200	(22.8)	259	(30.1)
Texas	52	(32.3)	77	7.8	195	(29.6)	277	(17.2)
West	20	(58.7)	48	(5.4)	75	(46.9)	141	(36.6)
Total	$195	(35.0)%	$300	(7.7)%	$702	(31.2)%	$1,021	(24.6)%

The following table provides the Company’s cancellation percentages for the three and nine months ended September 30, 2010 and 2009:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
North	24.8%	26.2%	22.7%	25.7%
Southeast	15.3	20.8	15.8	18.3
Texas	27.9	18.3	23.2	19.6
West	23.7	23.2	23.2	22.5
Total	22.7%	22.1%	20.8%	21.6%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three and nine months ended September 30, 2010 and 2009:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2010	2009	% CHG	2010	2009	% CHG
UNITS
North	255	432	(41.0)%	963	1,131	(14.9)%
Southeast	256	361	(29.1)	1,009	898	12.4
Texas	234	349	(33.0)	910	988	(7.9)
West	102	181	(43.6)	454	446	1.8
Total	847	1,323	(36.0)%	3,336	3,463	(3.7)%

AVERAGE PRICE (in thousands)
North	$264	$263	0.4%	$266	$263	1.1%
Southeast	220	227	(3.1)	223	238	(6.3)
Texas	255	227	12.3	244	224	8.9
West	227	226	0.4	225	229	(1.7)
Total	$244	$238	2.5%	$242	$241	0.4%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At September 30, 2010, the Company had outstanding contracts for 1,320 units, representing a 3.5 percent decrease from 1,368 units at June 30, 2010, and a 45.7 percent decline from 2,429 units at September 30, 2009. The $331.6 million value of outstanding contracts at September 30, 2010, represented a decrease of 44.0 percent from the $592.7 million value of outstanding contracts at September 30, 2009.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at September 30, 2010 and 2009:

	SEPTEMBER 30, 2010			SEPTEMBER 30, 2009
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)
North	440	$122	$276	759	$207	$273
Southeast	417	89	214	665	152	228
Texas	393	100	255	698	167	239
West	70	21	291	307	67	218
Total	1,320	$332	$251	2,429	$593	$244

At September 30, 2010, the Company projected that approximately 57 percent of its total outstanding contracts will close during the fourth quarter of 2010, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following summary provides results for the homebuilding segments for the three- and nine-month periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2010	2009	2010	2009
NORTH
Revenues	$67,272	$113,835	$260,662	$297,951
Expenses
Cost of sales	60,038	109,693	230,541	319,899
Selling, general and administrative	13,453	12,443	36,872	35,723
Interest	2,114	1,623	6,629	1,977
Total expenses	75,605	123,759	274,042	357,599
Pretax loss	$(8,333)	$(9,924)	$(13,380)	$(59,648)
Housing gross profit margins	10.8%	3.6%	11.5%	(7.4)%
SOUTHEAST
Revenues	$56,406	$81,922	$225,488	$214,255
Expenses
Cost of sales	52,323	102,514	202,875	265,758
Selling, general and administrative	9,288	10,865	29,783	32,908
Interest	2,102	1,547	6,352	2,847
Total expenses	63,713	114,926	239,010	301,513
Pretax loss	$(7,307)	$(33,004)	$(13,522)	$(87,258)
Housing gross profit margins	11.1%	(19.8)%	12.2%	(21.6)%
TEXAS
Revenues	$59,594	$79,185	$221,992	$221,805
Expenses
Cost of sales	58,073	71,743	196,264	199,490
Selling, general and administrative	6,614	8,129	22,147	25,576
Interest	1,815	1,083	5,425	1,760
Total expenses	66,502	80,955	223,836	226,826
Pretax loss	$(6,908)	$(1,770)	$(1,844)	$(5,021)
Housing gross profit margins	2.6%	9.5%	12.0%	10.1%
WEST
Revenues	$23,181	$40,818	$102,528	$102,353
Expenses
Cost of sales	20,246	36,987	86,907	117,388
Selling, general and administrative	4,490	7,261	14,970	22,456
Interest	659	390	1,877	868
Total expenses	25,395	44,638	103,754	140,712
Pretax loss	$(2,214)	$(3,820)	$(1,226)	$(38,359)
Housing gross profit margins	12.6%	9.4%	15.1%	(14.7)%
TOTAL
Revenues	$206,453	$315,760	$810,670	$836,364
Expenses
Cost of sales	190,680	320,937	716,587	902,535
Selling, general and administrative	33,845	38,698	103,772	116,663
Interest	6,690	4,643	20,283	7,452
Total expenses	231,215	364,278	840,642	1,026,650
Pretax loss	$(24,762)	$(48,518)	$(29,972)	$(190,286)
Housing gross profit margins	8.7%	(0.2)%	12.3%	(7.3)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended September 30, 2010, compared to three months ended September 30, 2009

North—Homebuilding revenues decreased by 40.9 percent to $67.3 million in 2010 from $113.8 million in 2009 primarily due to a 41.0 percent decline in the number of homes delivered, partially offset by a 0.4 percent increase in average sales price. The gross profit margin on home sales was 10.8 percent in 2010, compared to 3.6 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $3.3 million in 2010, compared to $7.9 million in 2009, and to a decline in price concessions and sales incentives that totaled 10.5 percent of revenues in 2010, versus 17.1 percent in 2009. As a result, the North region incurred a pretax loss of $8.3 million in 2010, compared to a pretax loss of $9.9 million in 2009.

Southeast—Homebuilding revenues decreased by 31.1 percent to $56.4 million in 2010 from $81.9 million in 2009 primarily due to a 29.1 percent decline in the number of homes delivered and a 3.1 percent decrease in average sales price. The gross profit margin on home sales was 11.1 percent in 2010, compared to negative 19.8 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $275,000 in 2010, compared to $25.1 million in 2009, and to a decline in price concessions and sales incentives that totaled 10.1 percent of revenues in 2010, versus 12.9 percent in 2009. As a result, the Southeast region incurred a pretax loss of $7.3 million in 2010, compared to a pretax loss of $33.0 million in 2009.

Texas—Homebuilding revenues decreased by 24.7 percent to $59.6 million in 2010 from $79.2 million in 2009 primarily due to a 33.0 percent decline in the number of homes delivered, partially offset by a 12.3 percent increase in average sales price. The gross profit margin on home sales was 2.6 percent in 2010, compared to 9.5 percent in 2009. This decrease was primarily due to an increase in inventory and other valuation adjustments and write-offs that totaled $7.5 million in 2010, compared to $1.7 million in 2009, partially offset by a decline in price concessions and sales incentives that totaled 12.1 percent of revenues in 2010, versus 12.3 percent in 2009. As a result, the Texas region incurred a pretax loss of $6.9 million in 2010, compared to a pretax loss of $1.8 million in 2009.

West—Homebuilding revenues decreased by 43.2 percent to $23.2 million in 2010 from $40.8 million in 2009 primarily due to a 43.6 percent decline in the number of homes delivered, partially offset by a 0.4 percent increase in average sales price. The gross profit margin on home sales was 12.6 percent in 2010, compared to 9.4 percent in 2009. This improvement was primarily due to a decrease in price concessions and sales incentives that totaled 13.0 percent of revenues in 2010, compared to 16.0 percent in 2009. As a result, the West region incurred a pretax loss of $2.2 million in 2010, compared to a pretax loss of $3.8 million in 2009.

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

North—Homebuilding revenues decreased by 12.5 percent to $260.7 million in 2010 from $298.0 million in 2009 primarily due to a 14.9 percent decline in the number of homes delivered, partially offset by a 1.1 percent increase in average sales price. The gross profit margin on home sales was 11.5 percent in 2010, compared to negative 7.4 percent in 2009. This improvement was primarily attributable to lower inventory and other valuation adjustments and write-offs that totaled $8.7 million in 2010, compared to $47.1 million in 2009, and to a decrease in price concessions and sales incentives that totaled 11.2 percent in 2010, compared to 19.2 percent in 2009. As a result, the North region incurred a pretax loss of $13.4 million in 2010, compared to a pretax loss of $59.6 million in 2009.

Southeast—Homebuilding revenues increased by 5.2 percent to $225.5 million in 2010 from $214.3 million in 2009 primarily due to a 12.4 percent rise in the number of homes delivered, partially offset by a 6.3 percent decrease in average sales price. The gross profit margin on home sales was 12.2 percent in 2010, compared to negative 21.6 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $4.4 million in 2010, compared to $62.5 million in 2009, and to a decline in price concessions

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

and sales incentives that totaled 10.5 percent in 2010, compared to 14.9 percent in 2009. As a result, the Southeast region incurred a pretax loss of $13.5 million in 2010, compared to a pretax loss of $87.3 million in 2009.

Texas—Homebuilding revenues were $222.0 million in 2010, compared to $221.8 million in 2009. This increase was primarily due to an 8.9 percent rise in average sales price, partially offset by a 7.9 percent decrease in the number of homes delivered. The gross profit margin on home sales was 12.0 percent in 2010, compared to 10.1 percent in 2009. This improvement was primarily due to a decline in price concessions and sales incentives that totaled 11.8 percent in 2010, compared to 13.0 percent in 2009, partially offset by an increase in inventory valuation adjustments and write-offs that totaled $7.5 million in 2010, compared to $1.8 million in 2009. As a result, the Texas region incurred a pretax loss of $1.8 million in 2010, compared to a pretax loss of $5.0 million in 2009.

West—Homebuilding revenues were $102.5 million in 2010, compared to $102.4 million in 2009. This increase was primarily due to a 1.8 percent rise in the number of homes delivered, partially offset by a 1.7 percent decrease in average sales price. The gross profit margin on home sales was 15.1 percent in 2010, compared to negative 14.7 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $445,000 in 2010, compared to $19.1 million in 2009, and to a decrease in price concessions and sales incentives that totaled 11.2 percent in 2010, compared to 21.4 percent in 2009. As a result, the West region incurred a pretax loss of $1.2 million in 2010, compared to a pretax loss of $38.4 million in 2009.

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

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except units)	2010	2009	2010	2009
REVENUES
Income from origination and sale of mortgage loans, net	$4,595	$9,609	$19,692	$22,525
Title, escrow and insurance	1,567	2,309	6,023	5,966
Interest and other	121	157	392	378
TOTAL REVENUES	6,283	12,075	26,107	28,869
EXPENSES	6,944	12,693	26,930	29,954
PRETAX LOSS	$(661)	$(618)	$(823)	$(1,085)
Originations (units)	628	1,066	2,494	2,640
Ryland Homes origination capture rate	80.9%	85.8%	81.1%	82.2%

Three months ended September 30, 2010, compared to three months ended September 30, 2009

For the three months ended September 30, 2010, the financial services segment reported a pretax loss of $661,000, compared to a pretax loss of $618,000 for the same period in 2009. Revenues for the financial services segment decreased 48.0 percent to $6.3 million for the three months ended September 30, 2010, compared to $12.1 million for the same period in the prior year. This decrease was primarily attributable to a 41.1 percent decline in mortgage originations, a reduction in the number of customer loans-in-process with locked interest rates at the end of the period and lower title income. For the three months ended September 30, 2010, financial services expense totaled $6.9 million, versus $12.7 million for the same period in 2009. This decrease in expense was

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

primarily attributable to a $5.3 million decline in loan indemnification expense. For the three months ended September 30, 2010 and 2009, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 80.9 percent and 85.8 percent, respectively.

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

For the nine months ended September 30, 2010, the financial services segment reported a pretax loss of $823,000, compared to a pretax loss of $1.1 million for the same period in 2009. Revenues for the financial services segment decreased 9.6 percent to $26.1 million for the nine months ended September 30, 2010, compared to $28.9 million for the same period in the prior year, primarily due to a 5.5 percent decline in mortgage originations and a reduction in the number of customer loans-in-process with locked interest rates at the end of the period. For the nine months ended September 30, 2010, financial services expense totaled $26.9 million, versus $30.0 million for the same period in 2009. This decrease in expense was primarily attributable to a $2.8 million decline in loan indemnification expense. The capture rates of mortgages originated for customers of the Company’s homebuilding operations were 81.1 percent and 82.2 percent for the nine months ended September 30, 2010 and 2009, respectively.

Corporate

Three months ended September 30, 2010, compared to three months ended September 30, 2009

Corporate expense was $5.5 million for the third quarter of 2010, compared to $4.5 million for the same period in 2009. This increase was primarily due to a $1.4 million decrease in gain on the market value of retirement plan investments for the third quarter of 2010, versus the same period in 2009, partially offset by lower executive compensation costs.

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

Corporate expense was $19.8 million for the first nine months of 2010, compared to $22.0 million for the same period in 2009. This decrease was primarily due to an expense of $2.0 million related to the retirement of the Company’s former CEO in the second quarter of 2009.

Early Retirement of Debt

The Company had no debt repurchases during the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010, the Company recognized a net loss of $19.3 million related to debt repurchases, compared to a net gain of $10.6 million related to debt repurchases and to the termination of its revolving credit facility during the nine months ended September 30, 2009.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the third quarter of 2010, the Company determined that an additional valuation allowance was warranted; therefore, a net valuation allowance totaling $11.0 million, which was reflected as a noncash charge to income tax expense, was recorded. At September 30, 2010, the balance of the deferred tax valuation allowance was $245.3 million.

For the third quarters ended September 30, 2010 and 2009, the Company’s effective income tax rates were 1.4 percent and 0.8 percent, respectively, primarily due to noncash charges of $11.0 million and $20.7 million, respectively, for the Company’s deferred tax valuation allowance. The effective income tax rate is not expected to change significantly during the remainder of the year. (See Note 13, “Income Taxes.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, borrowings under a revolving credit facility that was terminated by the Company in 2009 and the issuance of new debt securities. In light of market conditions in 2010, the Company’s focus is on strengthening its balance sheet by generating cash from existing communities and extending debt maturities, as well as investing in new communities and returning to profitability. As a result of this strategy, the Company increased its community count and inventory by opening 29 new projects during the third quarter; has no debt maturities until 2013; and ended the third quarter of 2010 with $806.9 million in cash, cash equivalents and marketable securities.

The Company’s net debt-to-capital ratio was 11.8 percent at September 30, 2010, compared to 6.6 percent at December 31, 2009. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $806.9 million and $814.9 million in cash, cash equivalents and marketable securities at September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010, the Company used $3.1 million of cash for its operations, which included cash outflows related to a $66.1 million increase in inventories and $36.3 million for other operating activities, partially offset by cash inflows of $99.3 million from net income tax refunds. Investing activities used $31.3 million, which included outflows of $21.3 million related to net investments in marketable securities and $10.0 million related to property, plant and equipment. The Company provided $4.0 million from financing activities, which included cash inflows related to a decrease of $1.5 million in restricted cash, $4.7 million from the issuance of common stock and related tax benefits and $1.8 million from net increases in senior debt and short-term borrowings, offset by payments of $4.0 million for dividends. After investing $21.3 million in highly rated marketable securities, the net cash used during the nine months ended September 30, 2010, was $30.4 million.

During the nine months ended September 30, 2009, the Company generated $223.6 million of cash from its operations, which included cash inflows of $165.4 million from net income tax refunds and $94.0 million from a decline in inventories, partially offset by cash used for other operating activities. Investing activities used $405.8 million, which included outflows of $404.1 million related to net investments in marketable securities and $1.8 million related to property, plant and equipment. The Company provided $27.7 million from financing activities, which included cash inflows related to a net increase of $137.2 million in senior debt and $4.8 million from the issuance of common stock and related tax benefits, partially offset by an increase of $69.9 million in restricted cash; and payments of $22.1 million against revolving credit facilities, $18.3 million for short-term borrowings and $3.9 million for dividends. After investing $404.1 million in highly rated marketable securities, the net cash used during the nine months ended September 30, 2009, was $154.5 million.

Dividends declared totaled $0.03 per share for the quarters ended September 30, 2010 and 2009, and totaled $0.09 per share for the nine months ended September 30, 2010 and 2009.

Consolidated inventories owned by the Company increased by 2.4 percent to $683.5 million at September 30, 2010, compared to $667.3 million at December 31, 2009. The Company attempts to maintain a projected three- to four-year supply of land. At September 30, 2010, it controlled 24,359 lots, with 16,120 lots owned and 8,239 lots, or 33.8 percent, under option. Lots controlled at September 30, 2010, increased by 22.4 percent, compared to 19,902 lots controlled at December 31, 2009.

The Company’s borrowing arrangements included senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $870.7 million and $852.7 million at September 30, 2010 and December 31, 2009, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

During the second quarter of 2010, the Company issued $300.0 million of 6.6 percent senior notes due May 2020. The Company used the proceeds from the sale of the new notes to purchase existing notes pursuant to the tender offer and redemption, as well as to pay related fees and expenses.

During the second quarter of 2010, the Company redeemed and repurchased, pursuant to a tender offer and redemption, $255.7 million of its senior notes due 2012, 2013 and 2015 for $273.9 million in cash. The Company recognized a charge of $19.5 million resulting from the tender offer and redemption. During the first and second quarters of 2010, the Company repurchased an additional $27.0 million of its senior notes, for which it paid $26.6 million in cash in the open market, resulting in a gain of $196,000.  The net loss was included in “(Loss) income related to early retirement of debt, net” within the Consolidated Statements of Earnings.

The Company’s outstanding senior notes are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At September 30, 2010, the Company was in compliance with these covenants.

The Company’s obligations to pay principal, premium, if any, and interest under its 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; and 6.6 percent senior notes due May 2020 are guaranteed on a joint and several basis by substantially all of its wholly owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional. (See Note 17, “Supplemental Guarantor Information.”)

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At September 30, 2010, such notes payable outstanding amounted to $5.9 million, compared to $3.5 million at December 31, 2009.

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

During the three and nine months ended September 30, 2010, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization from its Board of Directors to purchase approximately eight million additional shares at a cost of $142.3 million, based on the Company’s stock price at September 30, 2010. Outstanding shares totaled 44,113,622 and 43,845,455 at September 30, 2010 and December 31, 2009, respectively.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Off—Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At September 30, 2010, the Company had $45.9 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $448.1 million, none of which contained specific performance provisions. At December 31, 2009, the Company had $20.0 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $223.0 million, none of which contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $89.2 million of inventory not owned related to its land and lot option purchase contracts at September 30, 2010.  The Company did not consolidate any inventory not owned at December 31, 2009. (See Note 8, “Variable Interest Entities (“VIE”),” and Note 9, “Investments in Joint Ventures.”)

At September 30, 2010 and December 31, 2009, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $69.7 million and $71.6 million, respectively. Additionally, at September 30, 2010, it had development or performance bonds that totaled $116.7 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $140.4 million at December 31, 2009. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

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

There were no significant changes to the Company’s critical accounting policies during the three- and nine-month periods ended September 30, 2010, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Outlook

During the third quarter of 2010, the Company experienced a significant decline in sales orders for new homes, compared to the same period in 2009. High unemployment; mortgage delinquencies and defaults; relatively high foreclosure activity and related sales of lender-controlled homes; low consumer confidence; and tight credit standards impacted the housing industry and the Company’s ability to attract qualified homebuyers during the quarter. Sales per community decreased for the third quarter of 2010, compared to the same period in 2009, primarily due to the expiration of the federal homebuyer tax credit in April and to uncertainty regarding economic trends. High unemployment, an increase in homeowners with little or no equity in their homes and modest economic growth are likely to continue to impact housing markets in the near term and could intensify if economic conditions deteriorate. At September 30, 2010, the Company’s backlog of orders for new homes totaled 1,320 units, or a projected dollar value of $331.6 million, reflecting a decrease of 44.0 percent in projected dollar value from $592.7 million at September 30, 2009. The Company continues to focus on its objectives of reloading

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

inventory and operating profitably by increasing its number of active communities, lowering construction costs and achieving overhead levels commensurate with volume. Its charges for asset impairments and land option contract abandonments have declined dramatically. The Company believes it is well positioned to take advantage of attractive land acquisition opportunities as they arise. However, recent sales trends will negatively impact the Company’s financial performance in future quarters. Despite the Company’s recent progress, its outlook is cautious given the aforementioned trends and uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2009. For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

At December 31, 2009, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2010, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

A derivative complaint, City of Miami Police Relief and Pension Fund v. R. Chad Dreier, et al., was filed on April 3, 2009, in the Superior Court for the State of California, County of Los Angeles, and names as defendants certain current and former directors and officers of the Company. The complaint alleges that these individual defendants breached their fiduciary duties to the Company from 2003 to 2008 by not adequately supervising Ryland business practices and not ensuring that proper internal controls were instituted and followed. The complaint further alleges that certain individual defendants are liable for violations of insider trading statutes for selling Company shares at times when they were in possession of material nonpublic information.  The case is now in the early stages of discovery. The individual defendants will defend the case vigorously and believe that there are strong procedural and substantive defenses to the claims. The Company believes that the outcome of this derivative action will not have a material adverse effect on the Company. The Company otherwise expresses no opinion as to the outcome of the litigation.

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have material adverse effects on the results of operations, cash flows and/or financial condition of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three and nine months ended September 30, 2010, compared to the risk factors set forth in the Company’s 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the three months ended September 30, 2010.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million, or approximately three million shares, based on the Company’s stock price on that date. At September 30, 2010, there was $142.3 million available for purchase in accordance with this authorization, or approximately eight million shares, based on the Company’s stock price on that date. This authorization does not have an expiration date.

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

THE RYLAND GROUP, INC.
Registrant

November 5, 2010	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 5, 2010	By: /s/ David L. Fristoe
Date	David L. Fristoe
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