Form 10-K
period 2010-12-31
RYLAND GROUP INC
filed 2011-02-25
CIK 85974

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act")

For the fiscal year ended December 31, 2010

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
 (Address of principal executive offices) (Zip Code)

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
Yes ☐    No ☒

The aggregate market value of the common stock of The Ryland Group, Inc., held by nonaffiliates of the registrant (43,459,483 shares) at June 30, 2010, was $687,529,021. The number of shares of common stock of The Ryland Group, Inc., outstanding on February 15, 2011, was 44,205,340.

DOCUMENT INCORPORATED BY REFERENCE

Name of Document	Location in Report
Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

PART I

Item 1.    Business

With headquarters in Southern California, The Ryland Group, Inc., a Maryland corporation (the "Company"), is one of the nation's largest homebuilders and a mortgage-finance company. The Company is traded on the New York Stock Exchange ("NYSE") under the symbol "RYL." Founded in 1967, the Company has built more than 290,000 homes. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as "RMC") have provided mortgage financing and related services for more than 245,000 homebuyers.

The Company consists of six operating business segments: four geographically-determined homebuilding regions; financial services; and corporate. All of the Company's business is conducted and located in the United States. The Company's operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues in 2010. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots. In addition to building single-family detached homes, the homebuilding segments also build attached homes, such as townhomes, condominiums and some mid-rise buildings, that share common walls and roofs. The Company builds homes for entry-level buyers, as well as for first- and second-time move-up buyers. Its prices generally range from $100,000 to more than $450,000, with the average price of a home closed during 2010 being $242,000. The financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers.

The Company has traditionally concentrated on expanding its operations by investing its available capital in both existing and new markets. The Company focuses on achieving high returns on invested capital and establishing profitable operations in each of its markets. New and existing communities are evaluated based on return, profitability and cash flow benchmarks, and both senior and local management are incentivized based on the achievement of such returns. Management monitors the land acquisition process, sales revenues, margins and returns achieved in each of the Company's markets as part of its capital allocation process. (See discussion in Part I, Item 1A, "Risk Factors.")

The Company, which is diversified throughout the United States, believes diversification not only reduces its exposure to economic and market fluctuations, but also enhances its growth potential. Capital is strategically allocated to avoid concentration in any given geographic area and to reduce the risk associated with excessive dependence on local market anomalies. Subject to macroeconomic and local market conditions, the Company generally tries to either manage its exposure or expand its presence in its existing markets in an effort to be among the largest builders in each of those markets. In managing its exposure, the Company may decide to exit a market or reduce its inventory position because of current factors or conditions, or it may determine that a market is no longer viable for the achievement of its strategic goals. It may seek diversification or expansion by selectively entering new markets, primarily through establishing start-up or satellite operations in markets near its existing divisions.

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

Committed to product innovation, the Company conducts ongoing research into consumer preferences and trends. It is constantly adapting and improving its floor plans, design features, customized options and mortgage programs. It strives to offer value, selection, location and quality to all homebuyers.

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

Recent Trends

Housing markets in the United States have experienced a prolonged downturn since 2006 due to weak consumer demand for housing and an oversupply of homes available-for-sale. A challenging economic and employment environment, mortgage losses and related uncertainty within financial and credit markets have exacerbated these conditions and led the Company to downsize its operations in response. During the period from mid-2006 through 2010, the Company decreased its overhead, exited or reduced its investments in certain markets, restructured its debt, focused on improving its operating efficiencies, and redesigned its products to be more affordable and less costly to build, all in an effort to better align its operations with current home sales trends.

As a result of improving affordability statistics, demographics and household creation trends, and based upon its experience during prior cycles in the homebuilding industry, the Company believes that attractive land acquisition opportunities exist and may arise for those builders that have the financial strength to take advantage of them. In the second half of 2010, the Company began to judiciously increase community counts to prepare for a slow recovery and to attain volume levels commensurate with profitability. With its strong balance sheet, liquidity, broad geographic presence and experienced personnel, the Company believes that it is well positioned to make selective investments in markets with perceived growth prospects. However, the Company believes that housing markets will likely remain weak in 2011 and that its business, as well as the homebuilding industry, will continue to experience sales and pricing pressures before a recovery takes hold.

Homebuilding

General

The Company's homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at December 31, 2010:

Region/Segment	Major Markets Served

North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	California's Coachella Valley, California's Inland Empire, Denver, Las Vegas and Phoenix

The Company has decentralized operations to provide more flexibility to its local division presidents and management teams. Each of its homebuilding divisions across the country generally consists of a division president; a controller; management personnel focused on land entitlement, acquisition and development, sales, construction, customer service and purchasing; and accounting and administrative personnel. The Company's operations in each of its homebuilding markets may differ due to a number of market-specific factors. These factors include regional economic conditions and job growth; land availability and local land development; consumer preferences; competition from other homebuilders; and home resale activity. The

Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and the allocation of its capital in existing markets. The Company's local management teams are familiar with these factors, and their market experience and expertise are critical in making decisions regarding local operations.

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

In most of the Company's single-family detached home communities, it offers at least four different floor plans, each with several substantially unique architectural styles. In addition, the exterior of each home may be varied further by the use of stone, stucco, brick or siding. The Company's traditional attached home communities generally offer several different floor plans with two, three or four bedrooms.

The Company offers some of the same basic home designs in similar communities. However, the Company is continuously developing new designs to replace or augment existing ones to ensure that its homes reflect current consumer preferences. The Company relies on its own architectural staff and also engages unaffiliated architectural firms to develop new designs. During the past year, the Company introduced 133 new models.

Homebuyers are able to customize certain features of their homes by selecting from numerous options and upgrades displayed in the Company's model homes and design centers. These design centers, which are conveniently located in most of the Company's markets, also represent increasing sources of additional revenue and profit for the Company. In all of the Company's communities, a wide selection of options are available to homebuyers for additional charges. The number and complexity of options typically increase with the size and base selling price of the home. Custom options contributed 15.7 percent of homebuilding revenues in 2010 and resulted in significantly higher margins in comparison to base homes.

Land Acquisition and Development

The Company's long-term objective is to control a portfolio of building lots that is sufficient to meet its anticipated homebuilding requirements for a period of approximately three to four years. The Company acquires land only after completing due diligence and feasibility studies. The land acquisition process is controlled by a corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and lot option purchase contracts to control building lots for use in the sale and construction of homes. The Company's direct land acquisition activities include the purchase of finished lots from developers and the purchase of undeveloped entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

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

Construction

Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive-bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company's production team, which schedules and coordinates subcontractor work; monitors quality; and ensures compliance with local zoning and building codes. The Company requires substantially all of its subcontractors to have workers' compensation and general liability insurance, including construction defect coverage. Construction time for homes depends on weather, availability of labor or subcontractors, materials, home size, geological conditions and other factors. The duration of the home construction process is generally between three and six months. The Company has an integrated financial and homebuilding management system that assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs, versus construction bids, for each community and subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

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

Loan Origination

In 2010, RMC's mortgage origination operations consisted primarily of the Company's homebuilder loans, which were originated in connection with sales of the Company's homes. During the year, mortgage operations originated 3,183 loans totaling $696.8 million, of which 99.9 percent were used for purchasing homes built by the Company and the remaining amount were used for either purchasing homes built by others, purchasing existing homes or refinancing existing mortgage loans.

RMC arranges various types of mortgage financing, including conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgages, with various fixed- and adjustable-rate features. RMC is approved to originate loans that conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae"). The Company sells the loans it originates, along with the related servicing rights, to others.

Title and Escrow Services

Cornerstone Title Company, doing business as Ryland Title Company, is a 100 percent-owned subsidiary of RMC that provides escrow and title services and acts as a title insurance agent primarily for the Company's homebuyers. At December 31, 2010, it provided title services in Arizona, Colorado, Florida, Illinois, Indiana, Maryland, Minnesota, Nevada, Texas and Virginia.

Insurance Services

Ryland Insurance Services ("RIS"), a 100 percent-owned subsidiary of RMC, provides insurance services to the Company's homebuyers. At December 31, 2010, RIS was licensed to operate in all of the states in which the Company's homebuilding segments operate. During 2010, it provided insurance services to 46.8 percent of the Company's homebuyers, compared to 47.5 percent during 2009.

RHIC, a 100 percent-owned subsidiary of the Company, provided insurance services to the homebuilding segments' subcontractors in certain markets. Effective June 1, 2008, RHIC ceased providing such services. Registered and licensed under Section 431, Article 19 of the Hawaii Revised Statutes, RHIC is required to meet certain minimum capital and surplus requirements. Additionally, no dividends may be paid without prior approval of the Hawaii Insurance Commissioner.

CNRRG, a 100 percent-owned subsidiary of the Company and some of its affiliates, was established to directly offer insurance, specifically structural warranty coverage, to protect homeowners against liability risks arising in connection with the homebuilding business of the Company and its affiliates.

Corporate

Corporate is a nonoperating business segment whose purpose is to support operations. Its departments are responsible for establishing operational policies and internal control standards; implementing strategic initiatives; and monitoring compliance with policies and controls throughout the Company's operations. Corporate acts as an internal source of capital and provides financial, human resource, information technology, insurance, legal and tax compliance services. In addition, it performs administrative functions associated with a publicly traded entity.

Real Estate and Economic Conditions

The Company is significantly affected by fluctuations in economic activity, interest rates and levels of consumer confidence. The effects of these fluctuations differ among the various geographic markets in which the Company operates. Higher interest rates and the availability of homeowner financing may affect the ability of buyers to qualify for mortgage financing and reduce the demand for new homes. As a result, rising interest rates generally will decrease the Company's home sales and mortgage originations. In addition, continued tight credit standards negatively impacted the Company's ability to attract homebuyers during 2010. The Company's business is also affected by national and local economic conditions such as employment rates, consumer confidence and housing demand. Many of the Company's markets have experienced a significant decline in housing demand and an oversupply of new and existing homes for sale.

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

Employees

At December 31, 2010, the Company had 991 employees. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Web Site Access to Reports

The Company files annual, quarterly and special reports; proxy statements; and other information with the U.S. Securities and Exchange Commission ("SEC") under the Exchange Act and the Securities Act of 1933, as amended (the "Securities Act"). The Company files information electronically with the SEC, and its filings are available from the SEC's Web site at www.sec.gov. The Company's Web site address is www.ryland.com. Information on the Company's Web site is not part of this report. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, XBRL filings, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Web site as soon as possible after it electronically files such material with or furnishes it to the SEC. To retrieve any of this information, visit www.ryland.com, select "Investor Relations" and scroll down the page to "SEC Filings." Through its Web site, the Company shares information about itself with the securities marketplace.

Item 1A.    Risk Factors

The homebuilding industry is cyclical in nature and has experienced downturns, which have in the past and may in the future cause the Company to incur losses in financial and operating results.

The Company is affected by the cyclical nature of the homebuilding industry, which is sensitive to many factors, including fluctuations in general and local economic conditions; interest rates; housing demand; employment levels; levels of new and existing homes for sale; demographic trends; availability of homeowner financing; and consumer confidence. In 2010, the markets served by the Company and the U.S. homebuilding industry as a whole continued to experience a prolonged decrease in demand for new homes and an oversupply of new and existing homes available-for-sale. The homebuilding industry has been impacted by a lack of consumer confidence and an industrywide softening of demand for new homes, which has resulted in increased supplies of resale and new home inventories. In addition, an oversupply of alternatives to new homes, such as rental properties and existing homes, has depressed prices and reduced margins for the sale of new homes. These trends resulted in overall fewer home sales; higher inventories of unsold homes; and the use of heightened levels of discounts, incentives, price concessions and other marketing efforts by homebuilders to close home sales in 2010 compared to the past several years. Reflecting these demand and supply trends, the Company experienced a large drop in net orders in 2010 relative to prior years. The Company cannot predict how long these market conditions will persist and what effect they might have on the Company's financial and operating performance.

The homebuilding industry has experienced a significant downturn over the last several years. A continuing decline in demand for new homes coupled with an increase in the inventory of available new homes and alternatives to new homes could adversely affect the Company's sales volume and pricing even more than has occurred to date.

The homebuilding industry has experienced a significant downturn over the last several years. As a result, the Company has experienced a significant decline in demand for newly built homes in almost all of its markets. This decline in demand, together with an oversupply of alternatives to new homes, such as rental properties and used homes (including foreclosed homes), has depressed prices and reduced margins. This combination of lower demand and higher inventories affects both the number of homes the Company can sell and the prices at which it can sell them. In 2008 and 2009, the Company experienced periods of significant decline in its sales results; reductions in margins as a result of higher levels of sales incentives and price concessions; and higher than normal cancellation rates. In 2010, the Company's margins approached closer to normal market levels, but demand continued to be weak and there continued to be a significant inventory for used homes, including foreclosed homes. The Company has no basis for predicting how long supply and demand will remain imbalanced in various homebuilding markets or whether sales volumes or pricing will return to pre-2007 levels.

Demand for new homes is sensitive to economic conditions over which the Company has no control, such as the availability of mortgage financing and the level of employment.

Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During the last few years, the mortgage lending industry experienced significant instability. As a result of increased default rates, particularly (but not entirely) with regard to subprime and other nonconforming loans, many lenders have reduced their willingness to make residential mortgage loans, and tightened their credit requirements with regard to them. Fewer loan products, stricter loan qualification standards and higher down payment requirements have made it more difficult for some borrowers to finance the purchase of a home. Although the Company's financial services segment offers mortgage loans to potential buyers of most of the homes it builds, the Company may no longer be able to offer financing terms that are attractive to its potential buyers. Lack of available mortgage financing at acceptable rates reduces demand for the homes the Company builds and, in some instances, causes potential buyers to cancel contracts they have signed.

There has also been a substantial loss of jobs in the United States during the last several years. People who are unemployed or concerned about job loss are unlikely to purchase new homes, and may be forced to sell the homes they own. Therefore, the current employment levels can adversely affect the Company both by reducing demand for the homes it builds and by increasing the supply of homes for sale.

Because almost all of the Company's homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, as well as the Company's future operating and financial results.

The Company's business and earnings depend on the ability of its homebuyers to obtain financing for the purchase of their homes. Many of the Company's homebuyers must sell their existing homes in order to buy a home from the Company. During 2010, 2009 and 2008, the mortgage lending industry as a whole experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and an increase in indemnity claims for mortgages that were originated and sold by the Company. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential move-up buyer who wishes to purchase one of the Company's homes. In general, these developments have resulted in a reduction in demand for the homes sold by the Company and have delayed any general improvement in the housing market. This, in turn, has resulted in a reduction in demand for the mortgage loans that the Company originates through RMC. If the Company's potential homebuyers or the buyers of the homebuyers' existing homes cannot obtain suitable financing, or if increased indemnity claims are made for mortgages that are originated and sold, the result will have an adverse effect on the Company's operating and financial results and performance.

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

Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs, as discussed above, may lead to reduced demand for the Company's homes and mortgage loans. Increased interest rates can also hinder the Company's ability to realize its backlog because its home purchase contracts provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease the Company's home sales and mortgage originations. Any of these factors could have an adverse impact on the Company's results of operations or financial position.

As a result of the turbulence in the credit markets and mortgage finance industry in 2008 and 2009, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and VA. FHA backing of mortgages has recently been particularly important to the mortgage finance industry and to the Company's business. In 2010, 65.1 percent of the Company's homebuyers who chose to finance with RMC purchased a home using an FHA- or VA-backed loan. In addition, the Federal Reserve has purchased a sizable amount of mortgage-backed securities, in an effort to stabilize mortgage interest rates and to support the market for mortgage-backed securities, a program that ended in early 2010. The availability and affordability of mortgage loans, including the consumer interest rates for such loans, could be adversely affected by a curtailment or ceasing of the federal government's mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or may revise significantly the Federal government's participation in and support of the residential mortgage market.

Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of the Company's homes, any limitations, restrictions, or changes in the availability of such government-backed financing could reduce its home sales and adversely affect the Company's results of operations, including the income from RMC.

Mortgage defaults by homebuyers who financed homes using nontraditional financing products are increasing the number of homes available for resale.

During the period of high demand in the homebuilding industry, many homebuyers financed their purchases using nontraditional adjustable-rate or interest-only mortgages or other mortgages, including subprime mortgages that involved, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed-rate mortgages. As a result, new homes became more affordable. However, as monthly payments for these homes increased as a result of either rising adjustable interest rates or principal payments coming due, some of these homebuyers have defaulted on their payments and had their homes foreclosed, which has increased the inventory of homes available for resale. This may continue. Foreclosure sales and other distress sales may result in further declines in market prices for homes. In an environment of declining home prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future. In addition, as lenders perceive deterioration in credit quality among homebuyers, they have been eliminating some of their available nontraditional and subprime financing products, as well as increasing qualifications needed for mortgages and adjusting terms to address increased credit risk. In general, to the extent mortgage rates increase or lenders make it harder for prospective buyers to finance home purchases, it becomes more difficult or costly for customers to purchase the Company's homes, which has an adverse effect on its sales volume.

The Company may be subject to indemnification claims on mortgages sold to third parties.

The majority of loans originated by the Company are sold within one business day of the date they close. The mortgage industry has experienced substantial increases in delinquencies, foreclosures and foreclosures-in-process. All mortgages generally are sold without recourse, although under certain limited circumstance, RMC is required to indemnify loan investors for losses incurred on sold loans. Reserves are created to address repurchase and indemnity claims made by these third-party investors or purchasers. These reserves are based on pending claims received that are associated with previously sold mortgage loans, industry foreclosure data, the Company's portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating loss has been made more difficult by the recent processing delays related to foreclosure losses affecting agencies and financial institutions. Because of the uncertainties inherent in estimating these matters, the Company cannot provide assurance that the amounts reserved will be adequate, or that any potential inadequacies will not have an adverse effect on results of operations.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual's federal, and in some cases state, taxable income, subject to various limitations under current tax law and policy. If the federal or state governments change income tax laws, as some policy makers have discussed, by eliminating or substantially reducing these income tax benefits, the after-tax cost of owning a new home would increase significantly. This could adversely impact demand for and/or sales prices of new homes.

Additionally, the Company's home sales decreased in 2010 due, in part, to the expiration of federal and state tax credits made available to certain qualifying homebuyers.

The Company is subject to inventory risk for its land, options for land, building lots and housing inventory.

The market value of the Company's land, building lots and housing inventories fluctuates as a result of changing market and economic conditions. In addition, inventory carrying costs can result in losses in poorly performing projects or markets. Changes in economic and market conditions have caused the Company to dispose of land and options for land and housing inventories on a basis that has resulted in loss and required it to write down or reduce the carrying value of its inventory. During the year ended December 31, 2010, the Company decided not to pursue development and construction in certain areas where it held land or had made option deposits, which resulted in $3.1 million in recorded write-offs of option deposits and preacquisition costs. In addition, market conditions led to recorded land-related impairments on communities and land in the aggregate amount of $33.3 million during the same period. The Company can provide no assurance that it will not need to record additional write-offs in the future.

In the course of its business, the Company makes acquisitions of land. Although it employs various measures, including its land approval process and continued review by senior management, designed to manage inventory risk, the Company cannot assure that these measures will enable it to avoid or eliminate its inventory risk.

Construction costs can fluctuate and impact the Company's margins.

The homebuilding industry has, from time to time, experienced significant difficulties, including shortages of qualified tradespeople; reliance on local subcontractors who may be inadequately capitalized; shortages of materials; and volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs. The Company may not be able to recapture increased costs by raising prices because of either market conditions or because it fixes its prices at the time home sales contracts are signed.

Supply shortages and other risks related to demand for building materials and/or skilled labor could increase costs and delay deliveries.

There is a high level of competition in the homebuilding industry for skilled labor and building materials. Rising costs or shortages in building materials or skilled labor could cause increases in construction costs and construction delays. The Company is generally unable to pass on increases in construction costs to homebuyers who have already entered into home purchase contracts. Purchase contracts generally fix the price of the home at the time the contract is signed, and this may occur well in advance of when construction commences. Further, the Company may not be able to pass on increases in construction costs because of market conditions. Sustained increases in construction costs due to competition for materials and skilled labor and higher commodity prices (including prices for lumber, metals and other building material inputs), among other things, may, over time, decrease the Company's margins.

Shortages in the availability of subcontract labor may delay construction schedules and increase the Company's costs.

The Company conducts its construction operations only as a general contractor. Virtually all architectural, construction and development work is performed by unaffiliated third-party subcontractors. As a consequence, the Company depends on the continued availability of and satisfactory performance by these subcontractors for the design and construction of its homes. The Company cannot make assurances that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors. In addition, inadequate subcontractor resources could delay the Company's construction schedules and have a material adverse effect on its business.

Because the homebuilding industry is competitive, the business practices of other homebuilders can have an impact on the Company's financial results and cause these results to decline.

The residential homebuilding industry is highly competitive. The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. In 2010, this competition caused the Company to adjust selling prices in response to competitive conditions in the markets in which it operates and required it to increase the use of sales incentives. The Company cannot predict whether these measures will be successful or if additional incentives will be made in the future. It also competes with other housing alternatives, including existing homes and rental housing. Principal competitive factors in homebuilding are home price, availability of customer financing, design, quality, reputation, relationships with developers, accessibility of subcontractors, and availability and location of homesites. Any of the foregoing factors could have an adverse impact on the Company's financial performance and results of operations.

The Company's financial services segment competes with other mortgage bankers to arrange financing for homebuyers. Principal competitive factors include interest rates, fees and other features of mortgage loan products available to the consumer.

Homebuilding is subject to warranty claims in the ordinary course of business that can be subject to uncertainty.

As a homebuilder, the Company is subject to warranty claims arising in the ordinary course of business. The Company records warranty and other reserves for the homes it sells to cover expected costs of materials and outside labor during warranty periods based on historical experience in the Company's markets and judgment of the qualitative risks associated with the types of homes built by the Company, including an analysis of historical claims. Because of the uncertainties inherent to these matters, the Company cannot provide assurance that the amounts reserved for warranty claims will be adequate, or that any potential inadequacies will not have an adverse effect on results of operations.

Because the Company's business is subject to various regulatory and environmental limitations, it may not be able to conduct its business as planned.

The Company's homebuilding segments are subject to various local, state and federal laws, statutes, ordinances, rules and regulations concerning zoning, building design, construction, stormwater permitting and discharge, and similar matters, as well as open spaces, wetlands and environmentally protected areas. These include local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area, as well as other municipal or city land planning restrictions, requirements or limitations. The Company may also experience periodic delays in homebuilding projects due to regulatory compliance, municipal appeals and other government planning processes in any of the areas in which it operates. These factors could result in delays or increased operational costs.

With respect to originating, processing, selling and servicing mortgage loans, the Company's financial services segment is subject to the rules and regulations of the FHA, Freddie Mac, Fannie Mae, VA and U.S. Department of Housing and Urban Development ("HUD"). Mortgage origination activities are further subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, and their associated regulations. These and other federal and state statutes and regulations prohibit discrimination and establish underwriting guidelines that include provisions for audits, inspections and appraisals; require credit reports on prospective borrowers; fix maximum loan amounts; and require the disclosure of certain information concerning credit and settlement costs. The Company is required to submit audited financial statements annually, and each agency or other entity has its own financial requirements. The Company's affairs are also subject to examination by these entities at all times to assure compliance with applicable regulations, policies and procedures.

The Company's ability to grow its business and operations depends, to a significant degree, upon its ability to access capital on favorable terms.

The ability to access capital on favorable terms is an important factor in growing the Company's business and operations in a profitable manner. In December 2007, Moody's lowered the Company's debt rating to non-investment grade with a negative outlook, and Standard & Poor's ("S&P") also reduced the Company's investment-grade rating to non-investment grade in May 2008. The Company received additional downgrades from these agencies in 2008. In 2009, Moody's and S&P increased the Company's rating outlook to stable from negative, and it remained stable through 2010. The loss of an investment-grade rating affects the cost, availability and terms of credit available to the Company, making it more difficult and costly to access the debt capital markets for funds that may be required to implement its business plans.

Natural disasters may have a significant impact on the Company's business.

The climates and geology of many of the states in which the Company operates present increased risks of natural disasters. To the extent that hurricanes, severe storms, tornadoes, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, its business and financial condition may be adversely affected.

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

In late 2008 and early 2009, the Company adopted a shareholder rights plan and amended its charter to implement certain share transfer restrictions in order to preserve stockholder value and the value of certain tax assets primarily associated with net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. The shareholder rights plan and charter provisions are intended to prevent share transfers that could cause a loss of these tax assets. Both the rights plan and the charter amendment were approved by the Company's stockholders. The Company can provide no assurance that the rights plan and the charter provisions will protect the Company's ability to use its net operating losses and unrealized losses to reduce potential future federal income tax obligations. (See Note K, "Shareholder Rights Plan.")

The Company's short-term investments and marketable securities are subject to certain risks which could materially adversely affect overall financial position.

The Company invests a portion of its available cash and cash equivalent balances by purchasing marketable securities with maturities in excess of three months in a managed portfolio. The primary objective of these investments is the preservation of capital, with the secondary objectives of attaining higher yields than those earned on the Company's cash and cash equivalent balances and maintaining a high degree of liquidity. Should any of the Company's short-term investments or marketable securities lose value or have their liquidity impaired, it could materially and adversely affect the Company's overall financial position by limiting its ability to fund operations.

Because this report contains forward-looking statements, it may not prove to be accurate.

This report and other Company releases and filings with the SEC may contain forward-looking statements. The Company generally identifies forward-looking statements using words such as "anticipate," "believe," "could," "estimate," "expect," "foresee," "goal," "intend," "likely," "may," "plan," "project," "should," "target," "will" or similar statements. Because these statements reflect its current views concerning future events, they involve risks, uncertainties and assumptions, including the risks and uncertainties identified in this report. Actual results may differ significantly from the results discussed in these forward-looking statements. The Company does not undertake to update its forward-looking statements or risk factors to reflect future events or circumstances.

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

In April 2009, a derivative complaint, City of Miami Police Relief and Pension Fund v. R. Chad Dreier, et al., was filed, in the Superior Court for the State of California, County of Los Angeles, which named as defendants certain current and former directors and officers of the Company. The complaint alleged that these individual defendants breached their fiduciary duties to the Company from 2003 to 2008 by not adequately supervising Ryland business practices and by not ensuring that proper internal controls were instituted and followed. Recently, the parties entered into settlement discussions in order to seek a mutually satisfactory resolution of this litigation. The Company believes that the resolution of this derivative action will not have a material adverse effect on its financial condition.

The Company is party to various other legal proceedings generally incidental to its business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity, Common Stock Prices and Dividends

The Company lists its common shares on the NYSE, trading under the symbol "RYL." The latest reported sale price of the Company's common stock on February 15, 2011, was $18.33, and there were approximately 1,939 common stockholders of record on that date.

The table below presents high and low market prices, as well as dividend information, for the Company:

2010	HIGH	LOW	DIVIDENDS DECLARED PER SHARE	2009	HIGH	LOW	DIVIDENDS DECLARED PER SHARE

First quarter	$24.99	$19.52	$0.03	First quarter	$20.50	$11.95	$0.03
Second quarter	26.03	15.39	0.03	Second quarter	24.92	15.63	0.03
Third quarter	18.12	15.25	0.03	Third quarter	24.94	14.85	0.03
Fourth quarter	18.29	14.16	0.03	Fourth quarter	22.73	17.59	0.03

Issuer Purchases of Equity Securities

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At December 31, 2010, there was $142.3 million, or 8.4 million additional shares available for purchase in accordance with this authorization, based on the Company's stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the years ended December 31, 2010, 2009 or 2008.

Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company's cumulative total stockholder returns since December 31, 2005, to the Dow Jones U.S. Home Construction and S&P 500 indices for the calendar years ended December 31:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN1
Among The Ryland Group, Inc., The S&P 500 Index
And The Dow Jones U.S. Home Construction Index

1
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company's equity compensation plan information as of December 31, 2010, is summarized as follows:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by stockholders	4,449,973	$33.29	1,499,047
Equity compensation plans not approved by stockholders[1]	–	–	–

1
The Company does not have any equity compensation plans that have not been approved by stockholders.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the Company's Consolidated Financial Statements and Notes thereto, both of which are included in this Annual Report on Form 10-K:

	YEAR ENDED DECEMBER 31,
(in millions, except per share data)	2010	2009	2008	2007	2006

ANNUAL RESULTS
REVENUES
Homebuilding	$1,032	$1,242	$1,912	$2,960	$4,654
Financial services	32	42	64	92	126

TOTAL REVENUES	1,064	1,284	1,976	3,052	4,780

Cost of sales	916	1,319	2,003	3,034	3,640
Loss (earnings) from unconsolidated joint ventures	4	–	44	–	–
Selling, general and administrative	189	225	334	438	565
Interest	27	14	–	–	–

TOTAL EXPENSES	1,136	1,558	2,381	3,472	4,205

Gain from marketable securities, net	6	4	–	–	–
(Loss) income related to early retirement of debt, net	(19)	11	(1)	–	(8)

(Loss) earnings before taxes	(85)	(259)	(406)	(420)	567
Tax expense (benefit)	–	(97)	(9)	(86)	207

NET (LOSS) EARNINGS	$(85)	$(162)	$(397)	$(334)	$360

YEAR-END POSITION
ASSETS
Cash, cash equivalents and marketable securities	$739	$815	$423	$244	$215
Housing inventories	799	667	1,096	1,813	2,772
Other assets	115	212	343	493	428

TOTAL ASSETS	1,653	1,694	1,862	2,550	3,415

LIABILITIES
Debt	880	856	789	838	948
Other liabilities	211	256	334	518	774

TOTAL LIABILITIES	1,091	1,112	1,123	1,356	1,722

NONCONTROLLING INTEREST	62	–	14	69	182

STOCKHOLDERS' EQUITY	$500	$582	$725	$1,125	$1,511

PER COMMON SHARE DATA
NET (LOSS) EARNINGS
Basic	$(1.93)	$(3.74)	$(9.33)	$(7.92)	$8.14
Diluted	(1.93)	(3.74)	(9.33)	(7.92)	7.83
DIVIDENDS DECLARED	$0.12	$0.12	$0.39	$0.48	$0.48
STOCKHOLDERS' EQUITY	$11.31	$13.27	$16.97	$26.68	$35.46

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis is intended to assist the reader in understanding the Company's business and is provided as a supplement to, and should be read in conjunction with, the Company's consolidated financial statements and accompanying notes. The Company's results of operations discussed below are presented in conformity with U.S. generally accepted accounting principles ("GAAP").

Forward-Looking Statements

Certain statements in this Annual Report may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may qualify for the safe harbor provided for in Section 21E of the Exchange Act. These forward-looking statements represent the Company's expectations and beliefs concerning future events, and no assurance can be given that the results described in this Annual Report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as "anticipate," "believe," "could," "estimate," "expect," "foresee," "goal," "intend," "likely," "may," "plan," "project," "should," "target," "will" or other similar words or phrases. All forward-looking statements contained herein are based upon information available to the Company on the date of this Annual Report. Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. The factors and assumptions upon which any forward-looking statements herein are based are subject to risks and uncertainties which include, among others:

•
economic changes nationally or in the Company's local markets, including volatility and increases in interest rates, the impact of, and changes in, governmental stimulus and tax programs, inflation, changes in consumer demand and confidence levels and the state of the market for homes in general;
•
changes and developments in the mortgage lending market, including revisions to underwriting standards for borrowers and changes in government support of and participation in such market;
•
the availability and cost of land and the future value of land held or under development;
•
increased land development costs on projects under development;
•
shortages of skilled labor or raw materials used in the production of homes;
•
increased prices for labor, land and raw materials used in the production of homes;
•
increased competition, including continued competition and price pressure from distressed home sales;
•
failure to anticipate or react to changing consumer preferences in home design;
•
increased costs and delays in land development or home construction resulting from adverse weather conditions;
•
potential delays or increased costs in obtaining necessary permits as a result of changes to laws, regulations or governmental policies (including those that affect zoning, density, building standards, the environment and the residential mortgage industry);
•
delays in obtaining approvals from applicable regulatory agencies and others in connection with the Company's communities and land activities;
•
changes in the Company's effective tax rate and assumptions and valuations related to its tax accounts;
•
the risk factors set forth in this Annual Report on Form 10-K; and
•
other factors over which the Company has little or no control.

Results of Operations

Overview

Operating conditions in the homebuilding industry remained difficult during 2010. High unemployment; relatively high foreclosure activity and related sales of lender-controlled homes; low consumer confidence; and tight credit standards impacted the homebuilding industry and the Company's ability to attract qualified homebuyers during the year. The Company reported a decrease in closing volume and sales per community for 2010, compared to 2009, primarily due to adverse effects from the expiration of the federal homebuyer tax credit and from uncertainty regarding these economic and home price trends. While the economy, consumer confidence and employment rates have recently shown signs of improvement, the Company will operate its business with the view that difficult conditions may persist for the near term due to recent sales trends, sustained and elevated foreclosure activity and interest rate uncertainty.

For the year ended December 31, 2010, the Company reported a consolidated net loss of $85.1 million, or $1.93 per diluted share, compared to a consolidated net loss of $162.5 million, or $3.74 per diluted share, for 2009 and a consolidated net loss of $396.6 million, or $9.33 per diluted share, for 2008. The reduction in net loss for 2010, compared to 2009, was primarily due to lower inventory and other valuation adjustments and write-offs and to higher gross profit margins exclusive of impairments, partially offset by increased interest expense, reduced closing volume and a higher selling, general and administrative expense ratio. In addition, the Company recorded a net valuation allowance of $32.7 million against its deferred tax assets. The deferred tax assets were largely the result of inventory impairments taken, and the allowance against them reflects the uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future years, it will reverse its valuation allowance, which will, in turn, reduce its effective income tax rate. The decrease in loss for 2009, compared to 2008, was primarily due to lower inventory and other valuation adjustments and write-offs, as well as to a decrease in selling, general and administrative expense, a reduction in loss from land sales and a significant income tax benefit, partially offset by declines in closings and home prices.

Housing gross profit margin for 2010 was 11.4 percent, compared to negative 5.5 percent for 2009. This increase in housing gross profit margin was primarily attributable to fewer inventory and other valuation adjustments and write-offs; reduced sales discounts and price concessions; and lower direct construction costs. Inventory and other valuation adjustments and land option abandonments impacting the gross profit margin declined to $40.0 million in 2010 from $201.8 million in 2009. The selling, general and administrative expense ratio was 12.9 percent of homebuilding revenues in 2010, compared to 12.4 percent in 2009, primarily as a result of lower leverage from a decline in revenues and from allowances recorded against notes receivable that totaled $3.3 million, partially offset by cost-saving initiatives. Selling, general and administrative expense dollars decreased during 2010 to $133.0 million, compared to $154.2 million during 2009. The Company has been among the leaders in the homebuilding industry with respect to the efficiency of its organization. However, its current lower volume levels have made it more difficult to maintain desired overhead ratios and have required it to look at even more efficient ways of managing its business. After reviewing a variety of options, the decision was made to replace the Company's existing two-region operating structure with a single homebuilding management team beginning in 2011. (See Note N, "Subsequent Events.") Although the Company continues to pursue cost efficiencies, it believes that meaningful advances in profitability will primarily come in the form of revenue growth.

The Company's consolidated revenues totaled $1.1 billion for the year ended December 31, 2010, compared to $1.3 billion for the same period in 2009, a decline of 17.1 percent. This decrease was primarily attributable to a 17.2 percent decline in closings, partially offset by an increase in average closing price. The Company's consolidated revenues totaled $1.3 billion for 2009, compared to $2.0 billion for 2008, a decrease of 35.0 percent, primarily due to declines in closings, average closing price and mortgage originations. Revenues for the homebuilding and financial services segments were $1.0 billion and $32.1 million in 2010, compared to $1.2 billion and $41.9 million in 2009, and $1.9 billion and $64.5 million in 2008, respectively.

New orders decreased 30.2 percent to 3,700 units for the year ended December 31, 2010, from 5,302 units for the same period in 2009, primarily due to soft demand in most markets. New order dollars declined 29.4 percent for the year ended December 31, 2010, compared to 2009. In July 2008, Congress passed and the President signed into law the "American Housing Rescue and Foreclosure Prevention Act of 2008." In February 2009, the "American Recovery and Reinvestment Act of 2009" was enacted. This legislation included a federal tax credit for qualified first-time homebuyers purchasing and closing a principal residence on or after January 1, 2009, and before December 1, 2009. In July 2010, this credit was extended until September 30, 2010, for those eligible homebuyers who entered into a binding purchase contract on or before April 30, 2010. As a result of low prices and interest rates, the affordability of homes in most of the Company's markets significantly improved over the last few years. Cancellation rates remained at more conventional levels during the year ended December 31, 2010, and sales incentives and price concessions declined to 11.3 percent for 2010 from 15.4 percent for 2009. However, the Company's sales in the second half of 2010 appear to have been particularly affected by the expiration of the federal homebuyer tax credit, as well as by ongoing economic uncertainty and continued competition from foreclosure sales.

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; and inventory held-for-sale, increased by 10.5 percent to $737.6 million at December 31, 2010, from $667.3 million at December 31, 2009. Homes under construction decreased by 18.7 percent to $275.5 million at December 31, 2010, from $338.9 million at December 31, 2009, as a result of fewer sales and lower backlog. Land under development and improved lots increased by 50.8 percent to $401.5 million at December 31, 2010, compared to $266.3 million at December 31, 2009, as the Company acquired land and opened more communities in 2010. Inventory held-for-sale decreased 45.0 percent to $34.2 million at December 31, 2010, compared to $62.1 million at December 31, 2009. Its investments in joint ventures increased to $13.4 million at December 31, 2010, from $10.4 million at December 31, 2009. The Company consolidated $88.3 million of inventory not owned at December 31, 2010. The Company did not consolidate any inventory not owned at December 31, 2009. The Company had 309, 322 and 543 model homes with inventory values totaling $64.1 million, $70.7 million and $125.1 million at December 31, 2010, 2009 and 2008, respectively. In addition, the Company had 494, 429 and 639 started and unsold homes with inventory values totaling $82.9 million, $67.6 million and $126.6 million at December 31, 2010, 2009 and 2008, respectively.

Declining interest rates and low pricing have led to favorable affordability levels. Additionally, there is an appearance of stabilization in certain housing markets. However, these conditions are not reflected in recent low sales activity. It is difficult to predict when economic conditions might improve and the oversupply of homes moving through the foreclosure process or readily available-for-sale may recede, which may be prerequisites to a recovery in the homebuilding industry. The Company's primary focus is to reload inventory in anticipation of more favorable economic conditions in late 2011 and 2012, return to profitability and balance those two objectives with cash preservation. Increasing community count is among the Company's greatest challenges and highest priorities as it looks for opportunities to return to growth and replace closed communities with new land parcels generating higher gross profit margins. The Company secured 10,604 owned or controlled lots, opened 82 communities and closed 57 communities during 2010. Community counts rose during 2010, and the Company operated from 13.7 percent more active communities at December 31, 2010, than it did at December 31, 2009. The number of lots controlled at December 31, 2010, was up by 3,313 lots, compared to December 31, 2009. Optioned lots, as a percentage of lots controlled, increased to 28.7 percent at December 31, 2010, from 20.3 percent at December 31, 2009. In addition, the Company controlled 1,593 lots and 1,476 lots under joint venture agreements at December 31, 2010 and 2009, respectively.

The following table provides certain information with respect to the Company's number of residential communities and lots under development at December 31, 2010:

	ACTIVE COMMUNITIES	INACTIVE COMMUNITIES	HELD- FOR-SALE COMMUNITIES	TOTAL COMMUNITIES	OUTSTANDING CONTRACTS	TOTAL LOTS CONTROLLED[1]

North	58	15	–	73	337	8,929
Southeast	60	27	18	105	356	6,946
Texas	74	17	4	95	441	5,008
West	15	12	2	29	53	3,925

Total	207	71	24	302	1,187	24,808

1
Includes lots controlled through the Company's investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sale operations. At December 31, 2010, of the 24 communities that were held-for-sale, 18 had less than 20 lots remaining.

The Company ended 2010 with $739.2 million in cash, cash equivalents and marketable securities. Its earliest senior debt maturity is in 2013. The Company's net debt-to-capital ratio, including marketable securities, was 22.0 percent at December 31, 2010. The net debt-to-capital ratio, including marketable securities, a non-GAAP financial measure, is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders' equity, net of cash, cash equivalents and marketable securities. The Company believes the net debt-to-capital ratio, including marketable securities, is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders. Stockholders' equity per share declined by 14.8 percent to $11.31 at December 31, 2010, compared to $13.27 at December 31, 2009. The Company's deferred tax valuation allowance totaled $253.8 million at December 31, 2010, which would reduce the Company's effective income tax rate in the future as it reverses.

Homebuilding

The combined homebuilding operations reported pretax losses of $47.1 million, $245.3 million and $385.9 million for 2010, 2009 and 2008, respectively. Homebuilding results in 2010 improved from those in 2009 primarily due to lower inventory and other valuation adjustments and write-offs and to higher gross profit margins exclusive of impairments, partially offset by increased interest expense, reduced closing volume and a higher selling, general and administrative expense ratio. Homebuilding results in 2009 improved from 2008 primarily due to fewer inventory valuation adjustments and write-offs, a lower selling, general and administrative expense ratio and a reduction in loss from land sales, partially offset by declines in closings and home prices.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2010	2009	2008

REVENUES
Housing	$1,026,321	$1,230,691	$1,856,647
Land and other	5,437	11,020	54,984

TOTAL REVENUES	1,031,758	1,241,711	1,911,631
EXPENSES
Cost of sales
Housing	875,300	1,105,269	1,642,389
Land and other	4,552	12,004	80,833
Valuation adjustments and write-offs	35,871	201,574	280,120

Total cost of sales	915,723	1,318,847	2,003,342
Loss (earnings) from unconsolidated
joint ventures	3,671	(333)	43,900
Selling, general and administrative	132,968	154,186	250,278
Interest	26,526	14,350	–

TOTAL EXPENSES	1,078,888	1,487,050	2,297,520

PRETAX LOSS	$(47,130)	$(245,339)	$(385,889)

Closings (units)	4,245	5,129	7,352
Housing gross profit margins	11.4%	(5.5)%	(3.2)%
Selling, general and administrative expense ratios	12.9%	12.4%	13.1%

New orders represent sales contracts that have been signed by the homebuyer and approved by the Company, subject to cancellations. The dollar value of new orders decreased $370.0 million, or 29.4 percent, to $888.7 million for the year ended December 31, 2010, from $1.3 billion for the year ended December 31, 2009. The dollar value of new orders declined 14.8 percent to $1.3 billion in 2009 from $1.5 billion for the same period in 2008. The decrease in new orders was primarily attributable to poor overall economic conditions, high unemployment, soft demand, and high existing and new home inventory levels in most markets. For the years ended December 31, 2010, 2009 and 2008, cancellation rates totaled 21.0 percent, 21.7 percent and 35.0 percent, respectively. Unit orders declined 30.2 percent to 3,700 new orders in 2010, compared to 5,302 new orders in 2009. Unit orders decreased 12.2 percent to 5,302 new orders in 2009, compared to 6,042 new orders in 2008.

Homebuilding revenues fell 16.9 percent for 2010, compared to 2009, due to a 17.2 percent decrease in closings, partially offset by an increase in average closing price. Homebuilding revenues fell 35.0 percent for 2009, compared to 2008, due to a 30.2 percent decrease in closings and a 4.8 percent decline in average closing price.

In order to manage risk and return of land investments, match land supply with anticipated volume levels and monetize marginal land positions, the Company executed several land and lot sales during the year. Homebuilding revenues for the year ended December 31, 2010, included $5.4 million from land and lot sales, compared to $11.0 million for 2009 and $55.0 million for 2008, which resulted in net pretax earnings of $885,000 in 2010, compared to net pretax losses of $983,000 and $25.8 million in 2009 and 2008, respectively.

Housing gross profit margin was 11.4 percent for 2010, an increase from negative 5.5 percent for 2009 and negative 3.2 percent for 2008. The improvement in 2010 was primarily attributable to fewer inventory and other valuation adjustments and write-offs; reduced sales incentives and price concessions; and lower direct construction costs. The gross profit margin from land sales was 16.3 percent for the year ended December 31, 2010, compared to negative 8.9 percent and negative 47.0 percent for the years ended December 31, 2009 and 2008, respectively. Sales incentives and price concessions, as a percentage of revenues, totaled 11.3 percent, 15.4 percent and 15.0 percent for the years ended December 31, 2010, 2009 and 2008, respectively.

Selling, general and administrative expense was 12.9 percent of homebuilding revenues for 2010, 12.4 percent for 2009 and 13.1 percent for 2008. The increase in the selling, general and administrative expense ratio for 2010, compared to 2009, was primarily attributable to lower leverage resulting from a decline in revenues and from allowances recorded against notes receivable that totaled $3.3 million, partially offset by cost-saving initiatives. The decrease for 2009, compared to 2008, was mainly attributable to cost-saving initiatives; lower marketing and advertising expenditures per unit; and reduced expenses related to severance, relocation and model abandonment, partially offset by a decline in revenues. In dollars, selling, general and administrative expense decreased $21.2 million for the year ended December 31, 2010, compared to 2009, and $96.1 million for the year ended December 31, 2009, versus 2008.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $59.8 million, $53.5 million and $46.9 million in 2010, 2009 and 2008, respectively. During 2010 and 2009, the homebuilding segment recorded interest expense of $26.5 million and $14.4 million, respectively, while all interest incurred during 2008 was capitalized. The increase in interest expense in 2010 was primarily due to additional senior debt and lower average inventory-under-development, resulting in a higher average debt-to-inventory-under-development ratio. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

Homebuilding Segment Information

The Company's homebuilding operations consist of four geographically-determined regional reporting segments: North, Southeast, Texas and West.

Conditions during 2010 have been most challenging in geographical areas that are experiencing continuing price pressure. These areas were primarily located in the Charlotte, Chicago and Florida markets. As a result of lackluster demand and foreclosure activity, the excess supply of housing inventory has remained high in most markets. An attempt to sustain market share, reduce inventory investment and maintain sales volume has caused the Company to continue to experience high relative levels of sales discounting and impairments in 2010. There were no impaired lots in California, Las Vegas or Phoenix due to a lower level of lots controlled or a stabilization of market conditions in certain submarkets.

New Orders

New orders for the year ended December 31, 2010, decreased 30.2 percent to 3,700 units from 5,302 units for the same period in 2009, and new order dollars declined 29.4 percent for 2010, compared to 2009. New orders for 2010 decreased 30.6 percent in the North, 19.2 percent in the Southeast, 27.9 percent in Texas and 53.7 percent in the West, compared to 2009. New orders for 2009 decreased 10.7 percent in the North, 12.7 percent in the Southeast, 11.6 percent in Texas and 15.5 percent in the West, compared to 2008. In both 2010 and 2009, the decline in new orders was due, in part, to broader market trends and economic conditions that contributed to soft demand for residential housing. Additionally, the Company's average monthly sales absorption rate was 1.6 homes per community for the year ended December 31, 2010, versus 2.0 homes per community for the same period in 2009 and 1.5 homes per community for the same period in 2008.

The following table provides the number of the Company's active communities:

	DECEMBER 31,
	2010	% CHG	2009	% CHG	2008	% CHG

North	58	20.8%	48	(39.2)%	79	(30.1)%
Southeast	60	(9.1)	66	(25.8)	89	(36.0)
Texas	74	42.3	52	(30.7)	75	(24.2)
West	15	(6.3)	16	(50.0)	32	(37.3)

Total	207	13.7%	182	(33.8)%	275	(31.6)%

The Company experiences seasonal variations in its quarterly operating results and capital requirements. Historically, new order activity is higher in the spring and summer months. As a result, the Company typically has more homes under construction, closes more homes and has greater revenues and operating income in the third and fourth quarters of its fiscal year. Given recent market conditions, historical results are not necessarily indicative of current or future homebuilding activities.

The following table is a summary of the Company's new orders (units and aggregate sales value) and cancellation rates for the years ended December 31, 2010, 2009 and 2008:

	2010	% CHG	2009	% CHG	2008	% CHG

UNITS
North	1,097	(30.6)%	1,581	(10.7)%	1,770	(29.1)%
Southeast	1,156	(19.2)	1,431	(12.7)	1,640	(33.4)
Texas	1,083	(27.9)	1,503	(11.6)	1,701	(27.9)
West	364	(53.7)	787	(15.5)	931	(44.1)

Total	3,700	(30.2)%	5,302	(12.2)%	6,042	(32.7)%

DOLLARS (in millions)
North	$289	(30.4)%	$416	(11.7)%	$471	(38.5)%
Southeast	246	(23.6)	322	(20.0)	403	(38.4)
Texas	263	(24.0)	346	(5.9)	368	(25.5)
West	91	(48.3)	175	(25.6)	235	(54.6)

Total	$889	(29.4)%	$1,259	(14.8)%	$1,477	(39.2)%

CANCELLATION RATES
North	23.3%		25.5%		36.1%
Southeast	16.8		19.2		32.0
Texas	22.0		19.5		33.4
West	23.2		22.5		40.1

Total	21.0%		21.7%		35.0%

Closings

The following table provides the Company's closings and average closing prices for the years ended December 31, 2010, 2009 and 2008:

	2010	% CHG	2009	% CHG	2008	% CHG

UNITS
North	1,280	(21.7)%	1,635	(24.4)%	2,162	(19.5)%
Southeast	1,281	(5.0)	1,349	(38.3)	2,187	(30.7)
Texas	1,153	(21.1)	1,461	(23.4)	1,908	(29.4)
West	531	(22.4)	684	(37.5)	1,095	(38.3)

Total	4,245	(17.2)%	5,129	(30.2)%	7,352	(28.8)%

AVERAGE PRICE (in thousands)
North	$266	1.1%	$263	(6.4)%	$281	(11.6)%
Southeast	221	(5.2)	233	(7.9)	253	(13.4)
Texas	244	8.0	226	4.6	216	2.9
West	231	1.3	228	(11.6)	258	(23.0)

Total	$242	0.8%	$240	(4.8)%	$252	(11.6)%

Outstanding Contracts

Outstanding contracts denote the Company's backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At December 31, 2010, the Company had outstanding contracts for 1,187 units, representing a 31.5 percent decrease from 1,732 units at December 31, 2009, primarily due to a 30.2 percent decline in unit orders during 2010, compared to 2009. The $297.4 million value of outstanding contracts at December 31, 2010, represented a decrease of 31.6 percent from $435.1 million at December 31, 2009.

The following table provides the Company's outstanding contracts (units and aggregate dollar value) and average prices at December 31, 2010, 2009 and 2008:

	DECEMBER 31, 2010			DECEMBER 31, 2009			DECEMBER 31, 2008
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)

North	337	$95	$283	520	$146	$281	574	$161	$280
Southeast	356	77	217	481	114	237	399	107	267
Texas	441	110	249	511	127	249	469	111	238
West	53	15	285	220	48	216	117	28	242

Total	1,187	$297	$251	1,732	$435	$251	1,559	$407	$261

At December 31, 2010, the Company projected that approximately 48 percent of its total outstanding contracts will close during the first quarter of 2011, subject to cancellations.

STATEMENTS OF EARNINGS

The following table provides a summary of results for the homebuilding segments for the years ended December 31, 2010, 2009 and 2008:

(in thousands)	2010	2009	2008

NORTH
Revenues	$344,154	$437,922	$639,814
Expenses
Cost of sales	304,818	487,216	689,455
(Earnings) loss from unconsolidated joint ventures	(117)	(135)	35,448
Selling, general and administrative	47,665	47,825	71,069
Interest	8,685	4,536	–

Total expenses	361,051	539,442	795,972

Pretax loss	$(16,897)	$(101,520)	$(156,158)
Housing gross profit margins	11.4%	(11.6)%	(11.6)%

SOUTHEAST
Revenues	$282,923	$315,117	$558,194
Expenses
Cost of sales	258,659	365,957	577,451
Earnings from unconsolidated joint ventures	(31)	–	–
Selling, general and administrative	38,223	43,641	76,192
Interest	8,349	4,881	–

Total expenses	305,200	414,479	653,643

Pretax loss	$(22,277)	$(99,362)	$(95,449)
Housing gross profit margins	10.3%	(14.2)%	(0.1)%

TEXAS
Revenues	$281,067	$332,118	$415,761
Expenses
Cost of sales	247,202	301,695	383,243
Earnings from unconsolidated joint ventures	(324)	(396)	(289)
Selling, general and administrative	28,801	34,240	52,635
Interest	7,002	3,573	–

Total expenses	282,681	339,112	435,589

Pretax loss	$(1,614)	$(6,994)	$(19,828)
Housing gross profit margins	12.5%	10.5%	8.8%

WEST
Revenues	$123,614	$156,554	$297,862
Expenses
Cost of sales	105,044	163,979	353,193
Loss from unconsolidated joint ventures	4,143	198	8,741
Selling, general and administrative	18,279	28,480	50,382
Interest	2,490	1,360	–

Total expenses	129,956	194,017	412,316

Pretax loss	$(6,342)	$(37,463)	$(114,454)
Housing gross profit margins	11.4%	(4.4)%	(8.8)%

HOMEBUILDING TOTAL
Revenues	$1,031,758	$1,241,711	$1,911,631
Expenses
Cost of sales	915,723	1,318,847	2,003,342
Loss (earnings) from unconsolidated joint ventures	3,671	(333)	43,900
Selling, general and administrative	132,968	154,186	250,278
Interest	26,526	14,350	–

Total expenses	1,078,888	1,487,050	2,297,520

Pretax loss	$(47,130)	$(245,339)	$(385,889)
Housing gross profit margins	11.4%	(5.5)%	(3.2)%

Homebuilding Segments 2010 versus 2009

North—Homebuilding revenues decreased by 21.4 percent to $344.2 million in 2010 from $437.9 million in 2009 primarily due to a 21.7 percent decline in the number of homes delivered, partially offset by a 1.1 percent increase in average sales price. The gross profit margin on home sales was 11.4 percent in

2010, compared to negative 11.6 percent in 2009. This improvement was primarily attributable to lower inventory and other valuation adjustments and write-offs that totaled $11.9 million in 2010, compared to $94.3 million in 2009, and to a decrease in sales incentives and price concessions that totaled 11.2 percent in 2010, compared to 17.5 percent in 2009. As a result, the North region incurred a pretax loss of $16.9 million in 2010, compared to a pretax loss of $101.5 million in 2009.

Southeast—Homebuilding revenues decreased by 10.2 percent to $282.9 million in 2010 from $315.1 million in 2009 primarily due to a 5.0 percent decrease in the number of homes delivered and to a 5.2 percent decline in average sales price. The gross profit margin on home sales was 10.3 percent in 2010, compared to negative 14.2 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $10.2 million in 2010, compared to $74.7 million in 2009, and to a decline in sales incentives and price concessions that totaled 10.6 percent in 2010, compared to 13.8 percent in 2009. As a result, the Southeast region incurred a pretax loss of $22.3 million in 2010, compared to a pretax loss of $99.4 million in 2009.

Texas—Homebuilding revenues decreased by 15.4 percent to $281.1 million in 2010 from $332.1 million in 2009 primarily due to a 21.1 percent decrease in the number of homes delivered, partially offset by an 8.0 percent rise in average sales price. The gross profit margin on home sales was 12.5 percent in 2010, compared to 10.5 percent in 2009. This improvement was primarily due to lower direct construction costs and to a decline in sales incentives and price concessions that totaled 11.8 percent in 2010, compared to 12.6 percent in 2009, partially offset by an increase in inventory valuation adjustments and write-offs that totaled $7.7 million in 2010, compared to $4.9 million in 2009. As a result, the Texas region incurred a pretax loss of $1.6 million in 2010, compared to a pretax loss of $7.0 million in 2009.

West—Homebuilding revenues decreased by 21.0 percent to $123.6 million in 2010 from $156.6 million in 2009 primarily due to a 22.4 percent decline in the number of homes delivered, partially offset by a 1.3 percent increase in average sales price. The gross profit margin on home sales was 11.4 percent in 2010, compared to negative 4.4 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $4.5 million in 2010, compared to $19.2 million in 2009, and to a decrease in sales incentives and price concessions that totaled 11.6 percent in 2010, compared to 18.2 percent in 2009. As a result, the West region incurred a pretax loss of $6.3 million in 2010, compared to a pretax loss of $37.5 million in 2009.

Homebuilding Segments 2009 versus 2008

North—Homebuilding revenues decreased by 31.6 percent to $437.9 million in 2009 from $639.8 million in 2008 primarily due to a 24.4 percent decline in the number of homes delivered and to a 6.4 percent decrease in average sales price. The gross profit margin on home sales was negative 11.6 percent in 2009 and 2008. As a result, the North region incurred a pretax loss of $101.5 million in 2009, compared to a pretax loss of $156.2 million in 2008.

Southeast—Homebuilding revenues decreased by 43.5 percent to $315.1 million in 2009 from $558.2 million in 2008 primarily due to a 38.3 percent decline in the number of homes delivered and to a 7.9 percent decrease in average sales price. The gross profit margin on home sales was negative 14.2 percent in 2009, compared to negative 0.1 percent in 2008. This decline was primarily due to an increase in inventory valuation adjustments and write-offs that totaled $74.7 million in 2009, compared to $69.7 million in 2008; a slight rise in sales incentives and price concessions that totaled 13.8 percent in 2009, versus 13.3 percent in 2008; and price declines that outpaced the decrease in construction costs. As a result, the Southeast region incurred a pretax loss of $99.4 million in 2009, compared to a pretax loss of $95.4 million in 2008.

Texas—Homebuilding revenues decreased by 20.1 percent to $332.1 million in 2009 from $415.8 million in 2008 primarily due to a 23.4 percent decline in the number of homes delivered, partially offset by a 4.6 percent increase in average sales price. The gross profit margin on home sales was 10.5 percent in 2009, compared to 8.8 percent in 2008. This increase was primarily due to lower inventory valuation adjustments and write-offs that totaled $4.9 million in 2009, compared to $21.9 million in 2008, partially offset by an increase in sales incentives and price concessions that totaled 12.6 percent of revenues in

2009, versus 9.6 percent in 2008. As a result, the Texas region incurred a pretax loss of $7.0 million in 2009, compared to a pretax loss of $19.8 million in 2008.

West—Homebuilding revenues decreased by 47.4 percent to $156.6 million in 2009 from $297.9 million in 2008 primarily due to a 37.5 percent decline in the number of homes delivered and to an 11.6 percent decrease in average sales price. The gross profit margin on home sales was negative 4.4 percent in 2009, compared to negative 8.8 percent in 2008. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs that totaled $19.2 million in 2009, compared to $46.7 million in 2008, partially offset by an increase in sales incentives and price concessions that totaled 18.2 percent of revenues in 2009, compared to 17.3 percent in 2008. As a result, the West region incurred a pretax loss of $37.5 million in 2009, compared to a pretax loss of $114.5 million in 2008.

Impairments

As required by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 360 ("ASC 360"), "Property, Plant and Equipment," inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

The following table provides a summary of the Company's inventory and other impairments taken during the years ended December 31, 2010, 2009 and 2008:

(in thousands)	2010	2009	2008

NORTH
Inventory, joint venture and other valuation adjustments	$14,508	$89,573	$134,940
Option deposit and feasibility cost write-offs	686	4,814	4,906

Total	15,194	94,387	139,846
SOUTHEAST
Inventory, joint venture and other valuation adjustments	13,223	77,870	78,203
Option deposit and feasibility cost write-offs	1,789	2,259	5,834

Total	15,012	80,129	84,037
TEXAS
Inventory, joint venture and other valuation adjustments	8,558	6,578	11,353
Option deposit and feasibility cost write-offs	143	1,180	11,319

Total	8,701	7,758	22,672
WEST
Inventory, joint venture and other valuation adjustments	4,633	19,596	81,335
Option deposit and feasibility cost write-offs	474	105	392

Total	5,107	19,701	81,727
HOMEBUILDING TOTAL
Inventory, joint venture and other valuation adjustments	40,922	193,617	305,831
Option deposit and feasibility cost write-offs	3,092	8,358	22,451

Total	$44,014	$201,975	$328,282

Due to continued pressure on home prices and isolated lots held-for-sale, symptomatic of excess home inventories, the Company recorded inventory impairment charges of $33.3 million, $193.0 million and $257.4 million during the years ended December 31, 2010, 2009 and 2008, respectively, in order to reduce the carrying values of the impaired communities to their estimated fair values. During 2010, approximately 94 percent of these impairment charges were recorded to residential land and lots and to land held for development, while approximately 6 percent of these charges were recorded to residential construction in progress and finished homes in inventory. At December 31, 2010, the fair value of the Company's inventory subject to valuation adjustments of $33.3 million during the year was $32.2 million. For the years ended December 31, 2010, 2009 and 2008, the Company recorded joint venture and other valuation adjustments that totaled $7.7 million, $653,000 and $48.4 million, respectively. Should market conditions deteriorate or costs increase, it is possible that the Company's estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges.

The following table provides the number of communities impaired during the years ended December 31, 2010, 2009 and 2008:

	2010	% CHG	2009	% CHG	2008	% CHG

North	4	(85.7)%	28	(28.2)%	39	95.0%
Southeast	10	(75.6)	41	13.9	36	20.0
Texas	8	14.3	7	(12.5)	8	60.0
West	–	(100.0)	13	(66.7)	39	(18.8)

Total	22	(75.3)%	89	(27.0)%	122	18.4%

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue. During the year ended December 31, 2010, the Company wrote off $2.3 million of earnest money deposits and $746,000 of feasibility costs. For the same period in 2009, the Company wrote off $8.2 million of earnest money deposits and $179,000 of feasibility costs. For the same period in 2008, write-offs of earnest money deposits and feasibility costs were $21.7 million and $795,000, respectively. Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Investments in Joint Ventures

At December 31, 2010, the Company participated in six active homebuilding joint ventures in the Austin, Chicago, Dallas, Denver and Washington, D.C., markets. These joint ventures exist for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. Depending on the number of joint ventures and the level of activity in the entities, annual earnings from the Company's investment in joint ventures will vary significantly. The Company's investments in its unconsolidated joint ventures totaled $13.4 million at December 31, 2010, compared to $10.4 million at December 31, 2009. For the year ended December 31, 2010, the Company's equity in loss from unconsolidated joint ventures totaled $3.7 million as a result of $4.1 million in valuation adjustments recorded against its investments in two joint ventures in Denver during the year, compared to equity in earnings that totaled $333,000 in 2009 and equity in loss that totaled $43.9 million in 2008. (See "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

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

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2010	2009	2008

REVENUES
Income from origination and sale of mortgage loans, net	$23,933	$32,449	$45,553
Title, escrow and insurance	7,700	8,927	17,440
Interest and other	501	526	1,500

TOTAL REVENUES	32,134	41,902	64,493
EXPENSES	31,289	42,211	41,466

PRETAX EARNINGS (LOSS)	$845	$(309)	$23,027

Originations (units)	3,183	4,008	5,634
Ryland Homes origination capture rate	81.2%	83.5%	82.2%

In 2010, RMC's mortgage origination operations consisted primarily of mortgage loans originated in connection with the sale of the Company's homes. The number of mortgage originations was 3,183 in 2010, compared to 4,008 in 2009 and 5,634 in 2008. During 2010, origination volume totaled $696.8 million, of which 99.9 percent was used for purchasing homes built by the Company and the remaining amount was used for either purchasing homes built by others, purchasing existing homes or refinancing existing mortgage loans. The capture rate of mortgages originated for customers of the Company's homebuilding operations was 81.2 percent in 2010, compared to 83.5 percent in 2009 and 82.2 percent in 2008. The mortgage capture rate represents the percentage of homes sold and closed by the Company with a mortgage, for which the borrower obtained a mortgage loan from RMC. Approximately eight percent of homebuyers do not finance their home purchase with a mortgage.

The financial services segment reported pretax earnings of $845,000 for 2010, compared to a pretax loss of $309,000 for 2009 and pretax earnings of $23.0 million for 2008. Revenues for the financial services segment were $32.1 million in 2010, compared to $41.9 million in 2009 and $64.5 million in 2008. The 23.3 percent decrease in revenues for 2010, compared to 2009, was primarily due to a 21.3 percent decline in volume. The decrease in revenues for 2009, compared to 2008, was primarily attributable to a 28.9 percent decline in the number of mortgages originated, a $2.8 million reduction in RHIC's revenues and $2.0 million in sales of insurance renewal rights in 2008.

During 2010, financial services expense totaled $31.3 million and included $10.9 million related to direct expenses of RMC's mortgage operations; $8.5 million related to loan indemnification expense; $9.1 million related to corporate and infrastructure expenses; and $2.8 million of title, insurance and other expenses. Financial services expense totaled $42.2 million for the same period in 2009. This decrease in expense was primarily attributable to an $8.8 million reduction in loan indemnification expense and $1.6 million in savings from personnel and other reductions made in an effort to align overhead expense with lower production volume. Financial services expense increased to $42.2 million for 2009 from $41.5 million for 2008 primarily due to an increase of $11.4 million in indemnification expense, partially offset by $6.2 million in savings from personnel and other reductions and a $1.6 million decline in title, underwriting and other expenses related to a decrease in volume. Additionally, the provision expense associated with RHIC's subcontractor insurance program, which terminated in 2008, declined $2.1 million.

During 2010, all mortgage loans originated by RMC were first lien loans. RMC did not originate mortgage loans that would be classified as subprime, reduced documentation or pay-option adjustable-rate mortgages. Of the loans originated by RMC for 2010, 94.8 percent were either government loans or fixed-rate conventional loans. Approximately 65 percent were government loans and 35 percent were prime loans, which included bond loans administered by various city, state or municipality housing programs. Prime mortgage loans are generally defined as agency (Fannie Mae/Freddie Mac) eligible loans and any nonconforming loans that would otherwise meet agency criteria. Currently, these are generally borrowers with Fair Isaac Corporation ("FICO") credit scores that exceed 620. During 2010, 86.5 percent of the mortgage loans originated by RMC were sold to Bank of America pursuant to their loan purchase agreement with the Company. The remaining loans were sold to investors such as Wells Fargo, CitiMortgage and Freddie Mac, or to specialized state bond loan programs. RMC is typically not required to repurchase mortgage loans. Generally, the Company is required to indemnify its investors to which mortgage loans are sold if it is shown that there has been undiscovered fraud on the part of the borrower; if there are losses due to origination deficiencies attributable to RMC; or if the borrower does not make a first payment. The Company incurred $8.5 million, $17.3 million and $5.9 million in indemnification expense during 2010, 2009 and 2008, respectively, and held loan loss reserves of $8.9 million and $17.9 million for payment of future indemnifications at December 31, 2010 and 2009, respectively. (See Note L, "Commitments and Contingencies.")

Corporate

Corporate expense was $25.1 million in 2010, $28.3 million in 2009 and $42.3 million in 2008. Corporate expense for the year ended December 31, 2010, decreased primarily due to a $2.0 million expense related to the retirement of the Company's former CEO in 2009, as well as to lower executive compensation costs. Corporate expense for the year ended December 31, 2009, decreased $14.0 million from 2008 primarily due to a $2.3 million gain in the market value of retirement plan investments, compared to a $7.9 million loss for the same period in 2008, and to lower executive compensation expense.

Early Retirement of Debt

In 2010, the Company recognized a net loss of $19.3 million related to debt repurchases. In 2009, the Company recorded a net gain of $10.6 million related to debt repurchases and stock-for-debt exchanges, as well as to the termination of the Company's revolving credit facility. In 2008, the Company recorded an expense of $604,000 that was associated with the reduction of commitments for its revolving credit facility.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During 2010, the Company determined that an additional valuation allowance was warranted; therefore, a net valuation allowance totaling $32.7 million, which was reflected as a noncash charge to income tax expense, was recorded. At December 31, 2010, the balance of the deferred tax valuation allowance was $253.8 million.

The Company's provision for income tax presented an effective income tax rate of 0.2 percent for the year ended December 31, 2010, compared to effective income tax benefit rates of 37.4 percent and 2.3 percent for 2009 and 2008, respectively. The change in the effective income tax rate for 2010, compared to 2009, was primarily due to noncash tax charges in 2010 totaling $32.7 million for the Company's valuation allowance related to its deferred tax assets. The change in the effective income tax rate for 2009, compared to 2008, was due to tax legislation that permitted the Company to carry back certain net operating losses to previously profitable years. (See "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note H, "Income Taxes.")

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, the issuance of new debt securities and borrowings under a revolving credit facility that was terminated by the Company in 2009. In light of market conditions in 2010, the Company's focus is on maintaining a strong balance sheet by generating cash from existing communities and extending debt maturities, as well as investing in new higher-margin communities and returning to profitability. As a result of this strategy, the Company increased its community count and inventory by opening 82 new projects during the year; has no senior debt maturities until 2013; and ended 2010 with $739.2 million in cash, cash equivalents and marketable securities. The Company increased its housing gross profit margin to 11.4 percent in 2010 from negative 5.5 percent in 2009. In addition, it lowered its selling, general and administrative expense by $21.2 million for the year ended December 31, 2010, versus the same period in 2009. The Company is committed to further reducing its selling, general and administrative expense in 2011.

	DECEMBER 31,
(in millions)	2010	2009	2008

Cash, cash equivalents and marketable securities	$739	$815	$423
Housing inventories[1]	738	667	1,082
Debt	880	856	789
Stockholders' equity	$500	$582	$725
Net debt-to-capital ratio, including marketable securities	22.0%	6.6%	33.5%

1
Excludes consolidated inventory not owned, net of cash deposits.

Consolidated inventory owned by the Company increased by 10.5 percent to $737.6 million at December 31, 2010, compared to $667.3 million at December 31, 2009. The Company attempts to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At December 31, 2010, it controlled 23,215 lots, with 16,556 lots owned and 6,659 lots, or 28.7 percent, under option. Lots controlled increased by 16.6 percent at December 31, 2010, from 19,902 lots controlled at December 31, 2009. In addition, the Company controlled 1,593 lots and 1,476 lots under joint venture agreements at December 31, 2010 and 2009, respectively. (See "Housing Inventories" and "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2010, the Company's net debt-to-capital ratio, including marketable securities, increased to 22.0 percent from 6.6 percent at December 31, 2009, primarily as a result of investments in inventory. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $739.2 million and $814.9 million in cash, cash equivalents and marketable securities at December 31, 2010 and 2009, respectively.

The following table summarizes the Company's cash flow activities for the years ended December 31, 2010, 2009 and 2008:

(in thousands)	2010	2009	2008

Net cash (used for) provided by:
Operating activities	$(69,332)	$295,683	$248,452
Investing activities	9,285	(454,423)	(7,650)
Financing activities	1,495	54,253	(75,066)

Net (decrease) increase in cash and cash equivalents	$(58,552)	$(104,487)	$165,736

(Decrease) increase in investments in marketable securities, available-for-sale, net	$(20,059)	$454,281	$(2,201)

During 2010, the Company used $69.3 million of cash for its operations, which included cash outflows related to a $106.3 million increase in inventories and $62.3 million for other operating activities, partially offset by cash inflows of $99.3 million from net income tax refunds. Investing activities provided $9.3 million, which included cash inflows of $22.4 million related to net investments in marketable securities and cash outflows of $13.1 million related to property, plant and equipment. The Company provided $1.5 million from financing activities, which included cash inflows related to $4.9 million from the issuance of common stock and $4.9 million from net increases in senior debt and short-term borrowings, offset by payments of $5.4 million for dividends and an increase of $2.9 million in restricted cash. The net cash used during 2010 was $58.6 million.

During 2009, the Company generated $295.7 million of cash from its operations, which included cash inflows of $214.1 million from a decrease in inventories and $165.3 million from net income tax refunds, partially offset by $83.7 million of cash used for other operating activities. Investing activities used $454.4 million, which included outflows of $452.4 million related to net investments in marketable securities and $2.1 million related to property, plant and equipment. The Company provided $54.3 million from financing activities, which included cash inflows related to a net increase of $137.3 million in senior debt and $5.1 million from the issuance of common stock and related tax benefits, partially offset by an increase of $41.9 million in restricted cash and payments of $22.1 million against revolving credit facilities, $18.8 million for short-term borrowings and $5.3 million for dividends. The net cash used during 2009 was $104.5 million.

During 2008, the Company generated $248.5 million of cash from its operations, which included cash inflows of $383.2 million from a decrease in inventories and $20.1 million from net income tax refunds, partially offset by $154.8 million of cash used for other operating activities. Investing activities used $7.7 million, which included outflows of $9.9 million related to property, plant and equipment, offset by inflows of $2.2 million related to net investments in marketable securities. The Company used $75.1 million for financing activities, which included payments of $54.0 million for debt retirements, $20.5 million for dividends and $16.8 million for short-term borrowings, and an increase of $16.1 million in restricted cash, partially offset by borrowings of $22.1 million from credit facilities and proceeds of $10.2 million from the issuance of common stock and related tax benefits. The net cash generated during 2008 was $165.7 million.

During 2008, the Board of Directors approved a reduction of the Company's quarterly dividend to $0.03 per share from previous quarterly dividends of $0.12 per share. Dividends declared totaled $0.12, $0.12 and $0.39 per share for the annual periods ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, the homebuilding segments' borrowing arrangements included senior notes and nonrecourse secured notes payable.

Senior Notes

Senior notes outstanding, net of discount, totaled $870.9 million and $852.7 million at December 31, 2010 and 2009, respectively.

During 2010, the Company issued $300.0 million of 6.6 percent senior notes due May 2020. The Company used the proceeds from the sale of these notes to purchase existing notes pursuant to a tender offer and redemption, as well as to pay related fees and expenses. The Company will pay interest on the notes on May 1 and November 1 of each year, which commenced on November 1, 2010. The notes will mature on May 1, 2020, and are redeemable at stated redemption prices, in whole or in part, at any time. (See Note G, "Debt.")

Additionally, the Company redeemed and repurchased, pursuant to a tender offer and redemption, an aggregate $255.7 million of its earlier maturing senior notes, including all of the outstanding senior notes due 2012, for $273.9 million in cash during the year ended December 31, 2010. The Company recognized a charge of $19.5 million resulting from the tender offer and redemption, which is included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings. (See Note G, "Debt.")

For the year ended December 31, 2010, the Company's repurchases of its senior notes in the open market totaled $27.0 million, for which it paid $26.6 million in cash, resulting in a net gain of $196,000. For the year ended December 31, 2009, the Company's repurchases of its senior notes in the open market totaled $102.7 million, for which it paid $88.2 million, resulting in a net gain of $13.9 million. The gains resulting from these debt repurchases were included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings. The Company did not repurchase any debt for the year ended December 31, 2008. (See Note G, "Debt.")

During 2009, the Company issued a $230.0 million aggregate principal amount of 8.4 percent senior notes due May 2017. The Company received net proceeds of $225.4 million from this offering. (See Note G, "Debt.")

The Company entered into a privately negotiated agreement with a holder of its 5.4 percent senior notes due January 2015 (the "Notes") in which the Company agreed to exchange shares of its common stock, par value $1.00 per share, for the Notes during 2009. For the year ended December 31, 2009, the Company issued an aggregate 729,000 shares of its common stock in exchange for $15.5 million in aggregate principal amount of the Notes. The Company recognized a net gain of $118,000 related to this stock-for-debt exchange, which is included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings. (See Note G, "Debt.")

The Company's outstanding senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At December 31, 2010, the Company was in compliance with these covenants.

The Company's obligations to pay principal, premium, if any, and interest under its 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; and 6.6 percent senior notes due May 2020 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full and unconditional. (See Note M, "Supplemental Guarantor Information.")

Unsecured Revolving Credit Facility

The Company terminated its unsecured revolving credit facility during 2009. Termination of the credit facility resulted in an expense of $1.7 million, which represented the write-off of unamortized debt costs, and was included in "Loss (income) related to early retirement of debt, net" within the Consolidated Statements of Earnings. The Company believed that it did not need the credit facility to meet its liquidity requirements and that it would be able to fund its homebuilding operations through its existing cash resources. In terminating this credit facility, the Company eliminated all related financial debt covenants. There were no borrowings outstanding under the revolving credit facility at the time of its termination. The Company had letters of credit outstanding under the credit agreement that totaled $75.1 million prior to the termination. To provide for these and other letters of credit required in the ordinary course of its business, the Company has entered into various new letter of credit agreements that are secured by restricted cash deposits. Prior to the termination, the Company modified its unsecured revolving credit facility earlier in 2009, resulting in a $1.8 million expense, which represented a pro rata portion of the facility's unamortized debt costs. (See Note G, "Debt.")

Letter of Credit Agreements

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $74.3 million and $71.6 million under these agreements at December 31, 2010 and 2009, respectively. (See Note G, "Debt.")

Nonrecourse Secured Notes Payable

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2010, such notes payable outstanding amounted to $9.0 million, compared to $3.5 million at December 31, 2009. (See Note G, "Debt.")

Financial Services Subsidiaries

During 2010, the financial services segment used cash generated internally to finance its operations. During 2009, the financial services segment used cash generated internally and borrowings against the RMC Repurchase Agreement to finance its operations. RMC voluntarily terminated this facility on December 31, 2009. Under an agreement with its largest purchaser, RMC's early purchase program typically provides funding for the majority of its loan sales within one day of origination.

Other

In 2009, the Company filed a shelf registration with the SEC. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. During 2009, the Company issued $230.0 million of 8.4 percent senior notes under its shelf registration statement. During 2010, the Company issued $300.0 million of 6.6 percent senior notes under its shelf registration statement. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During 2010, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 8.4 million additional shares, based on the Company's stock price at December 31, 2010. Outstanding shares of common stock at December 31, 2010 and 2009, totaled 44,187,956 and 43,845,455, respectively.

The following table provides a summary of the Company's contractual cash obligations and commercial commitments at December 31, 2010, and the effect such obligations are expected to have on its future liquidity and cash flow:

(in thousands)	TOTAL	2011	2012–2013	2014–2015	AFTER 2015

Debt, principal maturities	$884,183	$8,803	$186,399	$158,981	$530,000
Interest on debt	384,849	60,541	114,682	91,208	118,418
Operating leases	18,464	5,427	6,615	4,385	2,037
Land option contracts[1]	776	365	411	–	–

Total at December 31, 2010	$1,288,272	$75,136	$308,107	$254,574	$650,455

1
Represents obligations under option contracts with specific performance provisions, net of cash deposits.

While the Company expects challenging economic conditions to eventually subside, it is focused on managing overhead expense, land acquisition, development and homebuilding construction activity in order to maintain cash and debt levels commensurate with its business. The Company believes that it will be able to fund its homebuilding and financial services operations through its existing cash resources for the foreseeable future.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At December 31, 2010, the Company had $48.7 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $374.6 million, of which $834,000 contained specific performance provisions. At December 31, 2009, the Company had $20.0 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $223.0 million, none of which contained specific performance provisions. Additionally, the Company's liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC No. 810 ("ASC 810"), "Consolidation," the Company consolidated $88.3 million of inventory not owned related to its land and lot option purchase contracts at December 31, 2010. The Company did not consolidate any inventory not owned at December 31, 2009. (See "Variable Interest Entities" and "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2010 and 2009, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $74.3 million and $71.6 million, respectively. Additionally, at December 31, 2010, it had development or performance bonds that totaled $109.7 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $140.4 million at December 31, 2009. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

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

Use of Estimates

In budgeting land acquisitions, development and homebuilding construction costs associated with real estate projects, the Company evaluates market conditions; material and labor costs; buyer preferences; construction timing; and provisions for insurance, mortgage loan reserves and warranty obligations. The Company accrues its best estimate of probable cost for resolution of legal claims. Estimates, which are based on historical experience and other assumptions, are reviewed continually, updated when necessary and believed to be reasonable under the circumstances. Management believes that the timing and scope of its evaluation procedures are proper and adequate. Changes in assumptions relating to such factors, however, could have a material effect on the Company's results of operations for a particular quarterly or annual period.

Income Recognition

As required by ASC No. 976 ("ASC 976"), "Real Estate—Retail Land," revenues and cost of sales are recorded at the time each home or lot is closed; title and possession are transferred to the buyer; and there is no significant continuing involvement from the homebuilder. In order to match revenues with related expenses, land, land development, interest, taxes and other related costs (both incurred and estimated to be incurred in the future) are allocated to the cost of homes closed, based upon the relative sales value basis of the total number of homes to be constructed in each community, in accordance with ASC No. 970 ("ASC 970"), "Real Estate—General." Estimated land, common area development and related costs of planned communities, including the cost of amenities, are allocated to individual parcels or communities on a relative sales value basis. Changes to estimated costs, subsequent to the commencement of the delivery of homes, are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific-identification method.

Marketable Securities

During 2009, the Company began to invest a portion of its available cash and cash equivalent balances in marketable securities with maturities in excess of three months in a managed portfolio. These securities are held in the custody of a single financial institution. To be considered for investment, securities must meet certain minimum requirements as to their credit ratings, time to maturity and other risk-related criteria as defined by the Company's investment policies. The primary objectives of these investments is the preservation of capital and maintaining a high degree of liquidity, with the secondary objective of attaining higher yields than those earned on the Company's cash and cash equivalent balances.

The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value with unrealized gains and losses, net of tax, recorded in "Accumulated other comprehensive income" within the Consolidated Balance Sheets.

The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below their cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of the asset may not be recoverable. This evaluation is based on a number of factors including the length of time and extent to which the fair value has been less than the security's cost basis and adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. A temporary impairment results in an unrealized loss being recorded in "Accumulated other comprehensive income" in "Stockholders' equity" within the Consolidated Balance Sheets. An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statements of Earnings. None of the unrealized losses associated with the Company's marketable securities, available-for-sale, since the portfolio's inception have been determined to be other-than-temporary. The Company believes that the cost bases for its marketable securities, available-for-sale, were recoverable in all material respects at December 31, 2010 and 2009.

Inventory Valuation

Housing inventories consist principally of homes under construction; land under development and improved lots; and inventory held-for-sale. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during the active development and construction stages. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. Inventories held-for-sale are stated at the lower of cost or fair value less cost to sell.

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or similar assets to determine if the realizable value of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company's analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be impaired, the Company's determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks that are associated with the assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development and improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. At December 31, 2010 and 2009, valuation reserves related to impaired inventories amounted to $361.4 million and $470.9 million, respectively. The net carrying values of the related inventories amounted to $236.3 million and $335.5 million at December 31, 2010 and 2009, respectively.

Inventory costs include direct costs of land and land development; material acquisition; and home construction expenses. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Management believes its processes are designed to properly assess the market and the carrying values of assets.

Warranty Reserves

The Company's homes are sold with limited third-party warranties. Warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Certain factors are considered in determining the reserves, including the historical range of amounts paid per house; experience with respect to similar home designs and geographical areas; the historical amount paid as a percentage of home construction costs; any warranty expenditures not considered to be normal and recurring; and conditions that may affect certain subdivisions. Improvements in quality control and construction techniques expected to impact future warranty expenditures are also considered. Accordingly, the process of determining the Company's warranty reserves balance requires estimates associated with various assumptions, each of which can positively or negatively impact this balance.

Generally, warranty reserves are reviewed monthly to determine the reasonableness and adequacy of both the aggregate reserve amount and the per unit reserve amount originally included in housing cost of sales, as well as to note the timing of any reversals of the original reserve. General warranty reserves not utilized for a particular house are evaluated for reasonableness in the aggregate on both a market-by-market basis and a consolidated basis. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the related reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to housing cost of sales.

The Company continues to evaluate the adequacy of its warranty reserves and believes that its existing estimation process is materially accurate. Because the Company's warranty reserves can be impacted by a significant number of factors, it is possible that changes to the Company's assumptions could have a material impact on its warranty reserve balance.

Income Taxes

The Company calculates a provision for its income taxes by using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying temporary differences arising from the different treatment of items for tax and general accounting purposes. The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC No. 740 ("ASC 740"), "Income Taxes," the Company assesses whether a valuation allowance should be established based on available evidence indicating whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. This assessment considers, among other matters, current and cumulative income and loss; future profitability; the duration of statutory carryback or carryforward periods; asset turns; and tax planning alternatives. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, it also bases this estimate on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect the Company's actual tax results, and its future business results may affect the amount of the Company's deferred tax liabilities or the valuation of its deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, as well as to the fact that the residential homebuilding industry is cyclical and highly sensitive to changes in economic conditions, it is possible that actual results could differ from the estimates used in the Company's historical analyses. These differences could have a material impact on the Company's consolidated results of operations or financial position.

The Company recorded significant deferred tax assets in 2010, 2009 and 2008. These deferred tax assets were generated primarily by inventory impairments and by the Company's inability to carry back its 2010 net operating loss. The Company believes that the continued downturn in the housing market and the uncertainty as to its length and magnitude; the inability to carry back its current net operating losses; and the continued recognition of impairment charges are significant evidence of the need for a valuation allowance against its net deferred tax assets. At December 31, 2010, the Company had a valuation allowance equal to 100 percent of its net deferred tax assets. The Company is allowed to carry forward tax losses for 20 years and to apply such tax losses to future taxable income in order to realize federal deferred tax assets. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

Mortgage Loan Loss Reserves

Reserves are created to address repurchase and indemnity claims by third-party investors or purchasers that arise primarily if the borrower obtained the loan through fraudulent information or omissions; if there are origination deficiencies attributable to RMC; or if the borrower does not make a first payment. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, industry foreclosure data, the Company's portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating losses is difficult due to the inherent uncertainty in predicting foreclosure activity, as well as to delays in processing and requests for payment related to the loan loss by agencies and financial institutions. Recorded reserves represent the Company's best estimate of current and future unpaid losses as of December 31, 2010, based on existing conditions and available information. The Company continues to evaluate the adequacy of its mortgage loan loss reserves and believes that its existing estimation process provides a reasonable estimate of loss. Because the Company's mortgage loan loss reserves can be impacted by a significant number of factors, it is possible that subsequent changes in conditions or available information may change assumptions and estimates, which could have a material impact on its mortgage loan loss reserve balance.

Share-Based Payments

The Company follows the provisions of ASC No. 718 ("ASC 718"), "Compensation—Stock Compensation," which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company calculates the fair value of stock options by using the Black-Scholes-Merton option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions and involves a number of variables. These variables include, but are not limited to: expected stock-price volatility over the term of the awards, expected dividend yield and expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. If actual results differ significantly from these estimates, stock-based compensation expense and the Company's consolidated results of operations could be materially impacted. The Company believes that accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Outlook

During 2010, the Company experienced a significant decline in sales orders for new homes, compared to 2009. High unemployment; relatively high foreclosure activity and related sales of lender-controlled homes; low consumer confidence; and tight credit standards impacted the homebuilding industry and the Company's ability to attract qualified homebuyers during the year. Sales per community decreased for 2010, compared to 2009, primarily due to the expiration of the federal homebuyer tax credit in April and to uncertainty regarding economic trends. High unemployment, an increase in homeowners with little or no equity in their homes and modest economic growth are likely to continue to impact housing markets in the near term. At December 31, 2010, the Company's backlog of orders for new homes totaled 1,187 units, or a projected dollar value of $297.4 million, reflecting a decrease of 31.6 percent in projected dollar value from $435.1 million at December 31, 2009. The Company continues to focus on its objectives of reloading inventory and operating profitably by increasing its number of active communities and taking advantage of attractive land acquisition opportunities as they arise, lowering construction costs and achieving overhead levels commensurate with volume. Its charges for asset impairments and land option contract abandonments have declined dramatically. However, recent sales trends will negatively impact the Company's financial performance in the near term. Although the Company's outlook is cautious, it is well positioned to successfully take advantage of any improvement in economic factors.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Summary

The following table provides information about the Company's significant financial instruments that are sensitive to changes in interest rates at December 31, 2010. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For other financial instruments, weighted-average rates are based on implied forward rates as of the reporting date.

Interest Rate Sensitivity
Principal Amount by Expected Maturity

(in thousands)	2011	2012–2013	2014–2015	THERE- AFTER	TOTAL	FAIR VALUE

Senior notes (fixed rate)	$–	$186,192	$158,981	$530,000	$875,173	$909,537
Average interest rate	–%	6.9%	5.4%	7.4%	6.9%
Other financial instruments
Mortgage interest rate lock commitments:
Notional amount	$95,019	$–	$–	$–	$95,019	$1,496
Average interest rate	4.7%	–%	–%	–%	4.7%
Forward-delivery contracts:
Notional amount	63,595	–	–	–	63,595	719
Average interest rate	4.0%	–%	–%	–%	4.0%
Options on futures contracts:
Notional amount	10,000	–	–	–	10,000	81
Average interest rate	–%	–%	–%	–%	–%

Interest rate risk is a primary market risk facing the Company. Interest rate risk arises principally in the Company's financial services segment. The Company enters into forward-delivery contracts, and may at times use other hedging contracts, to mitigate its exposure to movement in interest rates on mortgage interest rate lock commitments ("IRLCs"). In managing interest rate risk, the Company does not speculate on the direction of interest rates. (See "Derivative Instruments" within Note A, "Summary of Significant Accounting Policies," and Note D, "Derivative Instruments.")

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2010	2009	2008

REVENUES
Homebuilding	$1,031,758	$1,241,711	$1,911,631
Financial services	32,134	41,902	64,493

TOTAL REVENUES	1,063,892	1,283,613	1,976,124

EXPENSES
Cost of sales	915,723	1,318,847	2,003,342
Loss (earnings) from unconsolidated joint ventures	3,671	(333)	43,900
Selling, general and administrative	132,968	154,186	250,278
Financial services	31,289	42,211	41,466
Corporate	25,125	28,321	42,298
Interest	26,526	14,350	–

TOTAL EXPENSES	1,135,302	1,557,582	2,381,284

OTHER (LOSS) INCOME
Gain from marketable securities, net	5,774	3,725	–
(Loss) income related to early retirement of debt, net	(19,308)	10,573	(604)

TOTAL OTHER (LOSS) INCOME	(13,534)	14,298	(604)
Loss before taxes	(84,944)	(259,671)	(405,764)
Tax expense (benefit)	195	(97,197)	(9,179)

NET LOSS	$(85,139)	$(162,474)	$(396,585)

NET LOSS PER COMMON SHARE
Basic	$(1.93)	$(3.74)	$(9.33)
Diluted	(1.93)	(3.74)	(9.33)
AVERAGE COMMON SHARES OUTSTANDING
Basic	44,050,013	43,464,955	42,496,796
Diluted	44,050,013	43,464,955	42,496,796
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12	$0.39

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share data)	2010	2009

ASSETS
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$226,647	$285,199
Restricted cash	74,788	71,853
Marketable securities, available-for-sale	437,795	457,854

Total cash, cash equivalents and marketable securities	739,230	814,906
Housing inventories
Homes under construction	275,487	338,909
Land under development and improved lots	401,466	266,286
Inventory held-for-sale	34,159	62,140
Consolidated inventory not owned	88,289	–

Total housing inventories	799,401	667,335
Property, plant and equipment	19,506	21,858
Current taxes receivable, net	–	99,043
Other	94,566	91,245

TOTAL ASSETS	1,652,703	1,694,387

LIABILITIES
Accounts payable	63,384	78,533
Accrued and other liabilities	147,779	177,814
Debt	879,878	856,178

TOTAL LIABILITIES	1,091,041	1,112,525

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	–	–
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—44,187,956 shares at December 31, 2010
(43,845,455 shares at December 31, 2009)	44,188	43,845
Retained earnings	453,801	534,906
Accumulated other comprehensive income	1,867	3,111

TOTAL STOCKHOLDERS' EQUITY FOR THE RYLAND GROUP, INC	499,856	581,862

NONCONTROLLING INTEREST	61,806	–

TOTAL EQUITY	561,662	581,862

TOTAL LIABILITIES AND EQUITY	$1,652,703	$1,694,387

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)	COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME[1]	TOTAL STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2008	$42,151	$1,078,521	$4,054	$1,124,726
Comprehensive loss:
Net loss		(396,585)		(396,585)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging instruments, net of taxes of $473			(763)	(763)

Total comprehensive loss				(397,348)
Common stock dividends (per share $0.39)		(16,719)		(16,719)
Stock-based compensation and related income tax benefit	603	14,100		14,703

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2008	$42,754	$679,317	$3,291	$725,362
NONCONTROLLING INTEREST				13,816

TOTAL EQUITY BALANCE AT DECEMBER 31, 2008				$739,178

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2009	$42,754	$679,317	$3,291	$725,362
Comprehensive loss:
Net loss		(162,474)		(162,474)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging instruments and available-for-sale securities, net of taxes of $111			(180)	(180)

Total comprehensive loss				(162,654)
Common stock dividends (per share $0.12)		(5,308)		(5,308)
Common stock issued in stock-for-senior debt exchange	729	14,548		15,277
Stock-based compensation and related income tax benefit	362	8,823		9,185

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2009	$43,845	$534,906	$3,111	$581,862
NONCONTROLLING INTEREST				–

TOTAL EQUITY BALANCE AT DECEMBER 31, 2009				$581,862

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2010	$43,845	$534,906	$3,111	$581,862
Comprehensive loss:
Net loss		(85,139)		(85,139)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging instruments and available-for-sale securities, net of taxes of $771			(1,244)	(1,244)

Total comprehensive loss				(86,383)
Common stock dividends (per share $0.12)		(5,381)		(5,381)
Stock-based compensation	343	9,415		9,758

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2010	$44,188	$453,801	$1,867	$499,856
NONCONTROLLING INTEREST				61,806

TOTAL EQUITY BALANCE AT DECEMBER 31, 2010				$561,662

1
At December 31, 2010, the balance in "Accumulated other comprehensive income" was comprised of an unrealized gain of $1.8 million that related to cash flow hedging instruments (treasury locks) and a net unrealized gain of $67,000 that related to the Company's marketable securities, available-for-sale, net of taxes of $1.1 million and $40,000, respectively. At December 31, 2009, the balance in "Accumulated other comprehensive income" was comprised of an unrealized gain of $2.5 million that related to cash flow hedging instruments (treasury locks) and a net unrealized gain of $564,000 that related to the Company's marketable securities, available-for-sale, net of taxes of $1.6 million and $349,000, respectively. At December 31, 2008, the balance in "Accumulated other comprehensive income" was comprised of an unrealized gain of $3.3 million that related to cash flow hedging instruments (treasury locks), net of taxes of $2.0 million. (See Note D, "Derivative Instruments," and Note E, "Marketable Securities, Available-for-sale.")

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,139)	$(162,474)	$(396,585)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	17,337	25,068	51,611
Inventory and other asset impairments and write-offs	44,014	201,975	325,480
Loss (income) on early extinguishment of debt, net	19,308	(10,573)	604
Gain on marketable securities	(3,189)	(963)	–
Deferred tax valuation allowance	32,740	2,132	143,784
Stock-based compensation expense	11,727	10,222	9,048
Changes in assets and liabilities:
(Increase) decrease in inventories	(106,336)	214,086	383,237
Net change in other assets, payables and other liabilities	4,556	14,931	(239,362)
Excess tax benefits from stock-based compensation	–	(580)	(3,138)
Other operating activities, net	(4,350)	1,859	(26,227)

Net cash (used for) provided by operating activities	(69,332)	295,683	248,452

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(13,165)	(2,106)	(9,866)
Purchases of marketable securities, available-for-sale	(1,720,473)	(1,273,997)	(7,948)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,742,913	821,589	10,124
Other investing activities, net	10	91	40

Net cash provided by (used for) investing activities	9,285	(454,423)	(7,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	300,000	225,414	–
Retirement of long-term debt	(300,554)	(88,239)	(54,000)
Net (repayments) borrowings against revolving credit facilities	–	(22,125)	22,125
Increase (decrease) in short-term borrowings	5,500	(18,764)	(16,806)
Common stock dividends	(5,367)	(5,272)	(20,510)
Issuance of common stock under stock-based compensation	4,851	4,512	7,098
Excess tax benefits from stock-based compensation	–	580	3,138
Increase in restricted cash	(2,935)	(41,853)	(16,111)

Net cash provided by (used for) financing activities	1,495	54,253	(75,066)

Net (decrease) increase in cash and cash equivalents	(58,552)	(104,487)	165,736
Cash and cash equivalents at beginning of period	285,199	389,686	223,950

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$226,647	$285,199	$389,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$25,387	$13,280	$76
Cash refunds received for income taxes	99,320	165,334	20,111

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Increase) decrease in consolidated inventory not owned related to land options	$(61,806)	$13,574	$54,283
Decrease in debt related to common stock-for-senior debt exchange	–	15,500	–

See Notes to Consolidated Financial Statements.

Note A: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries. Noncontrolling interest represents the selling entities' ownership interests in land and lot option purchase contracts. Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2010 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $226.6 million and $285.2 million at December 31, 2010 and 2009, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At December 31, 2010 and 2009, the Company had restricted cash of $74.8 million and $71.9 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $74.7 million and $71.7 million at December 31, 2010 and 2009, respectively. In addition, RMC had restricted cash for funds held in trust for third parties of $100,000 and $167,000 at December 31, 2010 and 2009, respectively.

Marketable Securities, Available-for-sale

The Company considers its marketable security investment portfolio available-for-sale. Accordingly, these investments are recorded at fair value with unrealized gains or losses generally recorded in other comprehensive income. (See Note E, "Marketable Securities, Available-for-sale.")

Homebuilding Revenues

In accordance with ASC 976, homebuilding revenues are recognized when home and lot sales are closed; title and possession are transferred to the buyer; and there is no significant continuing involvement from the homebuilder. Sales incentives offset revenues and are expensed when homes are closed.

Housing Inventories

Housing inventories consist principally of homes under construction; land under development and improved lots; and inventory held-for-sale. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during the active development and construction stages. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. Inventories held-for-sale are stated at the lower of cost or fair value, less cost to sell.

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins; the absence of sales activity in an open community; and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or similar assets to determine if the realizable value of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company's analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be impaired, the Company's determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks that are associated with the assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. At December 31, 2010 and 2009, valuation reserves related to impaired inventories amounted to $361.4 million and $470.9 million, respectively. The net carrying values of the related inventories amounted to $236.3 million and $335.5 million at December 31, 2010 and 2009, respectively.

The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. (See "Homebuilding" within Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized as the related inventory is delivered to homebuyers. The following table is a summary of activity related to capitalized interest:

(in thousands)	2010	2009	2008

Capitalized interest at January 1	$89,828	$105,010	$119,267
Interest capitalized	33,321	39,127	46,889
Interest amortized to cost of sales	(43,238)	(54,309)	(61,146)

Capitalized interest at December 31	$79,911	$89,828	$105,010

The following table summarizes each reporting segment's total number of lots owned and lots controlled under option agreements:

	DECEMBER 31, 2010			DECEMBER 31, 2009
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	4,997	3,782	8,779	4,112	2,102	6,214
Southeast	6,175	771	6,946	6,660	637	7,297
Texas	3,402	1,538	4,940	3,688	887	4,575
West	1,982	568	2,550	1,406	410	1,816

Total	16,556	6,659	23,215	15,866	4,036	19,902

Variable Interest Entities ("VIE")

As required by ASC 810, a VIE is to be consolidated by a company if that company has the power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosures about VIEs that the company is not obligated to consolidate, but in which it has a significant, though not primary, variable interest.

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

In compliance with the provisions of ASC 810, the Company consolidated $88.3 million of inventory not owned related to its land and lot option purchase contracts at December 31, 2010, while the Company did not consolidate any inventory related to its land and lot option purchase contracts at December 31, 2009. Although the Company may not have had legal title to the optioned land at December 31, 2010, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE's assets under option at fair value. Additionally, to reflect the fair value of the inventory consolidated under ASC 810, the Company eliminated $26.5 million of its related cash deposits for lot option purchase contracts, which were included in "Consolidated inventory not owned" within the Consolidated Balance Sheets. Noncontrolling interest totaling $61.8 million was recorded with respect to the consolidation of these contracts, representing the selling entities' ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $11.6 million and $15.0 million at December 31, 2010 and 2009, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $130.7 million and $175.5 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

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

The following table summarizes each reporting segment's total estimated share of lots owned and controlled by the Company under its joint ventures:

	DECEMBER 31, 2010			DECEMBER 31, 2009
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	150	–	150	–	–	–
Southeast	–	–	–	–	–	–
Texas	68	–	68	101	–	101
West	166	1,209	1,375	166	1,209	1,375

Total	384	1,209	1,593	267	1,209	1,476

At December 31, 2010 and 2009, the Company's investments in its unconsolidated joint ventures totaled $13.4 million and $10.4 million, respectively, and were classified in "Other" assets within the Consolidated Balance Sheets. The increase in the Company's investment for 2010 was primarily due to its investment in a new joint venture, partially offset by impairment charges taken during the year ended December 31, 2010. For the year ended December 31, 2010, the Company's equity in loss from unconsolidated joint ventures totaled $3.7 million as a result of $4.1 million of valuation adjustments recorded against its investments in two joint ventures in Denver during the year, compared to equity in earnings that totaled $333,000 for the same period in 2009 and equity in loss that totaled $43.9 million for the same period in 2008.

During 2008, debt related to one of the Company's unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a nonjudicial foreclosure proceeding. The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture. In addition, a Completion Guarantee was also provided that pertained to development and improvement costs. The Company had a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment and Completion Guarantees was limited to its pro rata percentage of the guarantee and/or costs, as applicable. The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 that sought enforcement of the Repayment and Completion Guarantees, including a damage claim for an alleged failure of performance. On November 2, 2010, the Company and its partners reached a tentative settlement of this lawsuit with the lenders and are in the process of finalizing this settlement, which will not have a material adverse effect on its financial condition.

Property, Plant and Equipment

Property, plant and equipment, which included model home furnishings of $18.7 million and $20.5 million at December 31, 2010 and 2009, respectively, are carried at cost less accumulated depreciation and amortization. Depreciation is provided for, principally, by the straight-line method over the estimated useful lives of the assets. Model home furnishings are amortized over the life of the community as homes are closed. The amortization expense is included in "Selling, general and administrative" within the Consolidated Statements of Earnings.

Service Liabilities

Service, warranty and completion costs are estimated and accrued at the time a home closes and are updated as experience requires.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs totaled $4.5 million, $5.3 million and $14.4 million in 2010, 2009 and 2008, respectively, and are included in "Selling, general and administrative" expense within the Consolidated Statements of Earnings.

Loan Origination Fees, Costs, Mortgage Discount Points and Loan Sales

In accordance with ASC No. 825 ("ASC 825"), "Financial Instruments," loan origination fees, net of loan discount points, were recognized in earnings upon the origination of related mortgage loans. Revenues from sales of mortgage loans, including servicing premiums, were recognized upon satisfaction of criteria required by ASC No. 860 ("ASC 860"), "Transfers and Servicing." Generally, in order for revenue to be recognized, ASC 860 requires that control of the loans be passed to the purchaser and that consideration other than beneficial interests be received in return.

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

Comprehensive Loss

Comprehensive loss consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive loss totaled $86.4 million, $162.7 million and $397.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Per Share Data

Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Additionally, diluted net earnings per common share give effect to dilutive common stock equivalent shares. For the years ended December 31, 2010, 2009 and 2008, the effects of outstanding restricted stock units and stock options were not included in diluted earnings per share calculations as they would have been antidilutive due to the Company's net loss in those years.

Stock-Based Compensation

In accordance with the terms of its shareholder-approved equity incentive plan, the Company issues various types of stock awards that include, but are not limited to, grants of stock options and restricted stock units. The Company records expense associated with its grant of stock awards in accordance with the provisions of ASC 718, which requires that stock-based payments to employees be recognized, based on their estimated fair values, in the Consolidated Statements of Earnings as compensation expense over the vesting period of the awards.

Additionally, the Company grants stock awards to the non-employee members of its Board of Directors pursuant to its shareholder-approved director stock plan. Stock-based compensation is recognized over the service period for such awards.

New Accounting Pronouncements

ASU 2010-20 and ASU 2011-01

In July 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-20 ("ASU 2010-20"), "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 amends Topic 310, "Receivables," to provide additional disclosures related to credit risk inherent in an entity's portfolio of financing receivables. ASU 2010-20 was previously effective for interim and annual reporting periods ending after December 15, 2010. However, in January 2011, the FASB issued ASU No. 2011-01 ("ASU 2011-01"), "Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," to delay the effective date to interim or annual periods ending after June 15, 2011. The Company does not anticipate that ASU 2010-20 and ASU 2011-01 will have a material impact on its consolidated financial statements.

Note B: Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 18 homebuilding divisions across the country. The Company consists of six segments: four geographically-determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate.

The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company's financial services segment, which includes RMC, RHIC, LPS and CNRRG, provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company's financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, along with certain assets and liabilities relating to employee benefit plans.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note A, "Summary of Significant Accounting Policies."

Selected Segment Information

	YEAR ENDED DECEMBER 31,
(in thousands)	2010	2009	2008

REVENUES
Homebuilding
North	$344,154	$437,922	$639,814
Southeast	282,923	315,117	558,194
Texas	281,067	332,118	415,761
West	123,614	156,554	297,862
Financial services	32,134	41,902	64,493

Total	$1,063,892	$1,283,613	$1,976,124

(LOSS) EARNINGS BEFORE TAXES
Homebuilding
North	$(16,897)	$(101,520)	$(156,158)
Southeast	(22,277)	(99,362)	(95,449)
Texas	(1,614)	(6,994)	(19,828)
West	(6,342)	(37,463)	(114,454)
Financial services	845	(309)	23,027
Corporate and unallocated	(38,659)	(14,023)	(42,902)

Total	$(84,944)	$(259,671)	$(405,764)

DEPRECIATION AND AMORTIZATION
Homebuilding
North	$4,741	$5,496	$9,883
Southeast	4,525	5,961	16,405
Texas	3,001	5,702	8,437
West	4,343	6,917	15,321
Financial services	254	305	361
Corporate and unallocated	473	687	1,204

Total	$17,337	$25,068	$51,611

	DECEMBER 31,
(in thousands)	2010	2009

IDENTIFIABLE ASSETS
Homebuilding
North	$374,750	$225,454
Southeast	214,378	240,601
Texas	177,075	206,038
West	119,625	78,471
Financial services	74,180	79,559
Corporate and unallocated	692,695	864,264

Total	$1,652,703	$1,694,387

Note C: Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2010	2009	2008

NUMERATOR
Net loss	$(85,139)	$(162,474)	$(396,585)
DENOMINATOR
Basic earnings per share—weighted-average shares	44,050,013	43,464,955	42,496,796
Effect of dilutive securities	–	–	–

Diluted earnings per share—adjusted weighted-average shares and assumed conversions	44,050,013	43,464,955	42,496,796
NET LOSS PER COMMON SHARE
Basic	$(1.93)	$(3.74)	$(9.33)
Diluted	(1.93)	(3.74)	(9.33)

For the years ended December 31, 2010, 2009 and 2008, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculations as they would have been antidilutive due to the Company's net loss in those years.

Note D: Derivative Instruments

The Company, which uses derivative financial instruments in its normal course of operations, has no derivative financial instruments that are held for trading purposes.

The contract or notional amounts of these financial instruments were as follows:

	DECEMBER 31,
(in thousands)	2010	2009

Mortgage interest rate lock commitments	$95,019	$117,804
Hedging contracts:
Forward-delivery contracts	$63,595	$68,660
Options on futures contracts	10,000	–

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. IRLCs expose the Company to market risk if mortgage rates increase. IRLCs had interest rates generally ranging from 3.5 percent to 5.5 percent at December 31, 2010 and 2009.

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

During 2006, the Company terminated its $100.0 million treasury lock at 4.2 percent and its $150.0 million treasury lock at 4.1 percent. These hedges, which were evaluated and deemed to be highly effective at the inception of the contracts, were entered into to facilitate the replacement of higher rate senior and senior subordinated debt in 2006. In accordance with ASC 815, the Company accounted for the treasury locks as cash flow hedges. The $8.4 million effective portion of the settlement value of the $150.0 million treasury lock was recorded in 2006, net of income tax effect, in "Accumulated other comprehensive income" and will be amortized over the seven-year life of the related senior notes maturing in 2013. The Company recorded amortization of $1.2 million for the years ended December 31, 2010, 2009 and 2008, related to the effective portion of this termination.

Note E: Marketable Securities, Available-for-sale

The Company's investment portfolio includes U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. Time deposits and short-term pooled investments, which are not considered cash equivalents, have original maturities in excess of 90 days. The Company considers its investment portfolio to be available-for-sale as defined in ASC No. 320 ("ASC 320"), "Investments—Debt and Equity Securities." Accordingly, these investments are recorded at fair value. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in "Accumulated other comprehensive income," net of tax, within the Consolidated Balance Sheets.

The Company reviews its available-for-sale securities for other-than-temporary declines in fair values below their cost bases periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2010 and 2009, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the years ended December 31, 2010 and 2009, net realized earnings totaled $5.8 million and $3.7 million, respectively, and were recorded in "Gain from marketable securities, net" within the Consolidated Statements of Earnings.

The fair values of marketable securities, available-for-sale by type of security were as follows:

	DECEMBER 31, 2010
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

Type of security:
U.S. Treasury securities	$15,782	$81	$–	$15,863
Obligations of U.S. and local government agencies	33,247	12	(215)	33,044
Corporate debt securities issued under U.S. government/agency-backed programs	170,878	112	–	170,990
Corporate debt securities	104,976	218	(92)	105,102
Asset-backed securities	7,643	1	(12)	7,632

Total debt securities	332,526	424	(319)	332,631
Time deposits	76,312	–	–	76,312
Short-term pooled investments	28,850	2	–	28,852

Total marketable securities, available-for-sale	$437,688	$426	$(319)	$437,795

	DECEMBER 31, 2009
Type of security:
U.S. Treasury securities	$61,230	$2	$(74)	$61,158
Obligations of U.S. and local government agencies	170,960	233	(74)	171,119
Corporate debt securities issued under U.S. government/agency-backed programs	67,919	267	–	68,186
Corporate debt securities	76,660	565	(6)	77,219
Asset-backed securities	100	–	–	100

Total debt securities	376,869	1,067	(154)	377,782
Time deposits	10,314	–	–	10,314
Short-term pooled investments	69,758	–	–	69,758

Total marketable securities, available-for-sale	$456,941	$1,067	$(154)	$457,854

The primary objectives of the Company's investment portfolio are safety of principal and liquidity. Investments are made with the purpose of achieving the highest rate of return consistent with these two objectives. The Company's investment policy limits investments to debt rated investment grade or better, as well as to bank and money market instruments and to issues by the U.S. government, U.S. government agencies and municipal or other institutions primarily with investment-grade credit ratings. Policy restrictions are placed on maturities, as well as on concentration by type and issuer.

The fair values of marketable securities, available-for-sale by contractual maturity were as follows:

	DECEMBER 31,
(in thousands)	2010	2009

Contractual maturity:
Maturing in one year or less	$22,244	$87,142
Maturing after one year through three years	299,381	290,640
Maturing after three years	11,006	–

Total debt securities	332,631	377,782
Time deposits and short-term pooled investments	105,164	80,072

Total marketable securities, available-for-sale	$437,795	$457,854

Note F: Fair Values of Financial and Nonfinancial Instruments

Financial Instruments

The Company's financial instruments are held for purposes other than trading. The fair values of these financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques. Estimated fair values are significantly affected by the assumptions used. As required by ASC No. 820 ("ASC 820"), "Fair Value Measurements and Disclosures," fair value measurements of financial instruments are categorized as Level 1, Level 2 or Level 3, based on the type of inputs used in estimating fair value.

Level 1 fair values are those determined using quoted prices in active markets for identical assets or liabilities with no valuation adjustments applied. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuation of these items is, therefore, sensitive to the assumptions used. Fair values represent the Company's best estimates as of December 31, 2010, based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

The carrying values of cash, cash equivalents, restricted cash and secured notes payable are reported in the Consolidated Balance Sheets and approximate their fair values due to their short-term natures and liquidity. The aggregate carrying values of the senior notes reported at December 31, 2010 and 2009, were $875.2 million and $857.8 million, respectively. The aggregate fair values of the senior notes were $909.5 million and $869.9 million at December 31, 2010 and 2009, respectively. The fair values of the Company's senior notes have been determined using quoted market prices.

The following table sets forth the values and measurement methods used for financial instruments that are measured at fair value on a recurring basis:

	FAIR VALUE AT DECEMBER 31,
(in thousands)	HIERARCHY	2010	2009

Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$15,863	$61,158
Obligations of U.S. and local government agencies	Levels 1 and 2	33,044	171,119
Corporate debt securities issued under U.S. government/agency-backed programs	Level 2	170,990	68,186
Corporate debt securities	Level 2	105,102	77,219
Asset-backed securities	Level 2	7,632	100
Time deposits	Level 2	76,312	10,314
Short-term pooled investments	Levels 1 and 2	28,852	69,758
Mortgage loans held-for-sale	Level 2	9,534	5,030
Mortgage interest rate lock commitments	Level 3	1,496	2,055
Forward-delivery contracts	Level 2	719	941
Options on futures contracts	Level 1	81	–

Marketable Securities, Available-for-sale

At December 31, 2010 and 2009, the Company had $437.8 million and $457.9 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of

U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments.

Other Financial Instruments

Options on futures contracts are exchange traded and based on quoted market prices (Level 1). Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). At December 31, 2010, contractual principal amounts of mortgage loans held-for-sale totaled $9.6 million, compared to $5.1 million at December 31, 2009. IRLCs are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. Mortgage loans held-for-sale, options on futures contracts and IRLCs were included in "Other" assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in "Other" assets and "Accrued and other liabilities" within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans for the years ended December 31, 2010, 2009 and 2008, totaled $18.4 million, $18.6 million and $6.5 million, respectively. Gains and losses related to forward-delivery contracts, options on futures contracts and IRLCs were included in "Financial services" revenues within the Consolidated Statements of Earnings.

At December 31, 2010, the excess of the aggregate unpaid principal balance over the aggregate fair value for mortgage loans held-for-sale measured at fair value was $86,000, which was included in "Financial services" expenses within the Consolidated Statements of Earnings. At December 31, 2009, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value was $73,000, which was included in "Financial services" revenues within the Consolidated Statements of Earnings. At December 31, 2010, the Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $468,000 and an aggregate unpaid principal balance of $592,000. At December 31, 2009, the Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $342,000 and an aggregate unpaid principal balance of $445,000.

While recorded fair values represent management's best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could materially impact these fair values.

The following table represents a reconciliation of changes in the fair values of Level 3 items (IRLCs) included in "Financial services" revenues within the Consolidated Statements of Earnings:

(in thousands)	2010	2009

Fair value at January 1	$2,055	$2,175
Additions	17,799	18,250
Gain realized on conversion to loans	(18,440)	(18,596)
Change in valuation of items held	82	226

Fair value at December 31	$1,496	$2,055

Nonfinancial Instruments

Effective January 1, 2009, the Company adopted provisions of ASC 820 for its nonfinancial instruments, which are measured at fair value on a nonrecurring basis. These nonfinancial homebuilding assets are those assets for which the Company recorded valuation adjustments during the years ended December 31, 2010 and 2009. See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies," for further discussion of the valuation of the Company's nonfinancial assets.

The following table summarizes the fair values of the Company's nonfinancial assets that represent the fair values for communities and other homebuilding assets in which the Company recognized noncash impairment charges during the reporting periods:

	FAIR VALUE AT DECEMBER 31,
(in thousands)	HIERARCHY	2010	2009

Housing inventory and inventory held-for-sale[1]	Level 3	$32,196	$137,775
Other assets held-for-sale and investments in joint ventures[2]	Level 3	3,068	3,862

Total		$35,264	$141,637

1
In accordance with ASC 330, the fair values of housing inventory and inventory held-for-sale that were impaired during 2010 and 2009 were $32.2 million and $137.8 million at December 31, 2010 and 2009, respectively. Total impairment charges related to these assets were $33.3 million and $192.8 million for the years ended December 31, 2010 and 2009, respectively.

2
In accordance with ASC 330, the fair values of other assets held-for-sale that were impaired during 2010 and 2009 were $1.6 million and $1.7 million at December 31, 2010 and 2009, respectively. Total impairment charges related to these assets were $235,000 and $121,000 for the years ended December 31, 2010 and 2009, respectively.In accordance with ASC 330, the fair values of investments in unconsolidated joint ventures that were impaired during 2010 and 2009 were $1.4 million and $2.1 million at December 31, 2010 and 2009, respectively. Total impairment charges related to these assets were $4.1 million and $190,000 for the years ended December 31, 2010 and 2009, respectively.

Note G: Debt

Debt consisted of the following:

	DECEMBER 31,
(in thousands)	2010	2009

Senior notes
5.4 percent senior notes due May 2012	$–	$207,071
6.9 percent senior notes due June 2013	186,192	215,152
5.4 percent senior notes due January 2015	158,981	205,552
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	–

Total senior notes	875,173	857,775
Debt discount	(4,305)	(5,107)

Senior notes, net	870,868	852,668
Secured notes payable	9,010	3,510

Total debt	$879,878	$856,178

At December 31, 2010, maturities of debt were scheduled as follows:

(in thousands)

2011	$8,803
2012	145
2013	186,254
2014	–
2015	158,981
After 2015	530,000

Total debt	$884,183

During 2010, the Company issued $300.0 million of 6.6 percent senior notes due May 2020. The Company used the proceeds from the sale of these notes to purchase existing notes pursuant to the tender offer and redemption, as well as to pay related fees and expenses. The Company will pay interest on the notes on May 1 and November 1 of each year, which commenced on November 1, 2010. The notes will mature on May 1, 2020, and are redeemable at stated redemption prices, in whole or in part, at any time.

Additionally, the Company redeemed and repurchased, pursuant to a tender offer and redemption, an aggregate $255.7 million of its earlier maturing senior notes, including all of the outstanding senior notes due 2012, for $273.9 million in cash during the year ended December 31, 2010. The Company recognized a charge of $19.5 million resulting from the tender offer and redemption, which is included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings.

For the year ended December 31, 2010, the Company's repurchases of its senior notes totaled $27.0 million in the open market, for which it paid $26.6 million, resulting in a net gain of $196,000. For the year ended December 31, 2009, the Company's repurchases of its senior notes totaled $102.7 million in the open market, for which it paid $88.2 million, resulting in a net gain of $13.9 million. The gains resulting from these debt repurchases were included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings. The Company did not repurchase any debt for the year ended December 31, 2008.

At December 31, 2010, the Company had outstanding (a) $186.2 million of 6.9 percent senior notes due June 2013; (b) $159.0 million of 5.4 percent senior notes due January 2015; (c) $230.0 million of 8.4 percent senior notes due May 2017; and (d)  $300.0 million of 6.6 percent senior notes due May 2020. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

During 2009, the Company issued a $230.0 million aggregate principal amount of 8.4 percent senior notes due May 2017. The Company received net proceeds of $225.4 million from this offering.

The Company entered into a privately negotiated agreement with a holder of its 5.4 percent senior notes due January 2015 (the "Notes") in which the Company agreed to exchange shares of its common stock, par value $1.00 per share, for the Notes during 2009. For the year ended December 31, 2009, the Company issued an aggregate 729,000 shares of its common stock in exchange for $15.5 million in aggregate principal amount of the Notes. The Company recognized a net gain of $118,000 related to this stock-for-debt exchange, which is included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings.

Additionally in 2009, the Company terminated its unsecured revolving credit facility, resulting in an expense of $1.7 million, which represented a write-off of unamortized debt costs. Prior to the termination, the Company modified its unsecured revolving credit facility, resulting in a $1.8 million expense, which represented a pro rata portion of the facility's unamortized debt costs. These expenses were included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $74.3 million and $71.6 million under these agreements at December 31, 2010 and 2009, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2010 and 2009, outstanding seller-financed nonrecourse notes payable were $9.0 million and $3.5 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2010.

Note H: Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Company's experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated deferred tax assets in 2010, 2009 and 2008 primarily due to inventory impairments and net operating loss carryforwards. In light of these additional impairments, the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn's duration, which limits the Company's ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC 740, the Company recorded net valuation allowances totaling $32.7 million, $2.1 million and $143.8 million against its deferred tax assets during 2010, 2009 and 2008, respectively, which were reflected as noncash charges to income tax expense. The net valuation allowance taken in 2010 was comprised of a $2.7 million increase for net state taxes and a $30.0 million increase for federal taxes. The net valuation allowance taken in 2009 was comprised of an $8.6 million increase for net state taxes and a $6.5 million decrease for federal taxes. The net valuation allowance taken in 2008 was comprised of $13.3 million of net state taxes and $130.5 million of federal taxes. The net increase in the valuation allowance was $32.7 million from 2009 to 2010, and the balances of the deferred tax valuation allowance totaled $253.8 million and $221.1 million at December 31, 2010 and 2009, respectively. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. The Company's 2010 net operating loss of approximately $190.5 million can be carried forward for 20 years, expiring in 2030. For federal purposes, the Company's tax credit carryforwards of $704,000 can be carried forward for 20 years and its remaining carryforwards of $648,000 can be carried forward 5 years, with expiration dates beginning in 2013. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

The Company's effective income tax rate was 0.2 percent for the year ended December 31, 2010, compared to effective income tax benefit rates of 37.4 percent and 2.3 percent for the years ended December 31, 2009 and 2008, respectively. The change in the effective income tax rate in 2010, compared to 2009, was primarily due to noncash tax charges in 2010 that totaled $32.7 million that related to the Company's deferred tax assets. The change in the effective income tax benefit rate in 2009, compared to 2008, was primarily attributable to the Company's ability to carry back certain net operating losses to previously profitable years, as a result of tax legislation that had been enacted in that year. The Company had no net current tax receivable at December 31, 2010, compared to a net current tax receivable of $99.0 million at December 31, 2009.

In 2009, the "Worker, Homeownership and Business Assistance Act of 2009" (the "Act") was enacted. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007, and beginning before January 1, 2010, to be carried back up to five years (such losses were previously limited to a two-year carryback). This change allowed the Company to carry back its 2009 taxable loss to prior years and receive a refund of previously paid federal income taxes during the first quarter of 2010.

The following table reconciles the federal income tax statutory rate to the Company's effective income tax rate for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Federal income tax statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	3.2	3.2	3.2
Deferred tax asset valuation allowance	(38.5)	(0.9)	(35.4)
Other	0.1	0.1	(0.5)

Effective income tax rate	(0.2)%	37.4%	2.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities were as follows:

	DECEMBER 31,
(in thousands)	2010	2009

DEFERRED TAX ASSETS
Warranty, legal and other accruals	$17,718	$23,120
Employee benefits	16,831	16,370
Noncash tax charge for impairment of long-lived assets	138,486	180,300
Joint ventures	3,146	1,242
Federal net operating loss carryforwards	66,677	–
Other carryforwards	1,352	–
State net operating loss carryforwards	33,038	26,846
Other	3,032	3,146

Total	280,280	251,024
Valuation allowance	(253,822)	(221,082)

Total deferred tax assets	26,458	29,942

DEFERRED TAX LIABILITIES
Deferred recognition of income and gains	(2,002)	(2,489)
Capitalized expenses	(22,693)	(25,717)
Other	(1,763)	(1,736)

Total deferred tax liabilities	(26,458)	(29,942)

NET DEFERRED TAX ASSET	$–	$–

The Company's income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008, is summarized as follows:

(in thousands)	2010	2009	2008

CURRENT TAX EXPENSE (BENEFIT)
Federal	$(244)	$(95,902)	$(167,244)
State	439	(1,295)	–

Total current tax expense (benefit)	195	(97,197)	(167,244)
DEFERRED TAX EXPENSE
Federal	–	–	158,065
State	–	–	–

Total deferred expense	–	–	158,065

Total income tax expense (benefit)	$195	$(97,197)	$(9,179)

The Company accounts for unrecognized tax benefits in accordance with ASC 740. It accounts for interest and penalties on unrecognized tax benefits through its provision for income taxes. At December 31, 2010, the Company's liability for gross unrecognized tax benefits was $3.2 million, of which $2.2 million, if recognized, will affect the Company's effective tax rate. The Company had $2.7 million and $1.7 million in accrued interest and penalties at December 31, 2010 and 2009, respectively. At December 31, 2009, the Company's liability for gross unrecognized tax benefits was $4.1 million, of which $2.8 million, if recognized, will affect the Company's effective tax rate. The Company estimates that, within 12 months, $807,000 of gross state unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax.

The Company's summary of accounting for tax uncertainties at December 31, 2010 and 2009, and for the years then ended, follows:

(in thousands)	2010	2009

Balance at January 1	$4,132	$6,954
Additions related to current year positions	1,006	872
Reductions related to prior year positions	–	(1,680)
Reductions due to expiration of the statute of limitations	(1,974)	(2,014)

Balance at December 31	$3,164	$4,132

As of December 31, 2010, tax years 2004, 2005 and 2007 through 2010 remain subject to examination.

Note I: Employee Savings, Stock Purchase and Supplemental Executive Retirement Plans

Retirement Savings Opportunity Plan ("RSOP")

All full-time employees are eligible to participate in the RSOP. Part-time employees are eligible to participate in the RSOP following the completion of 1,000 hours of service within the first 12 months of employment or within any plan year after the date of hire. Pursuant to Section 401(k) of the Internal Revenue Code, the plan permits deferral of a portion of a participant's income into a variety of investment options. Total compensation expense related to the Company's matching contributions for this plan totaled $1.9 million, $3.6 million and $6.9 million in 2010, 2009 and 2008, respectively.

Employee Stock Purchase Plan ("ESPP")

All full-time employees of the Company, with the exception of its executive officers, are eligible to participate in the ESPP. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee's contribution by donating an additional 20.0 percent of the employee's payroll deduction. Stock is purchased by a plan administrator on a regular monthly basis. All brokerage and transaction fees for purchasing the stock are paid for by the Company. The Company's expense related to its matching contributions for this plan totaled $135,000, $160,000 and $233,000 in 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plans

The Company has supplemental nonqualified retirement plans, which generally vest over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with these plans, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plans are held by trusts established as part of the plans to implement and carry out their provisions and finance their related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At December 31, 2010, the cash surrender value of these contracts was $10.1 million, compared to $8.1 million at December 31, 2009, and is included in "Other" assets. The net periodic benefit cost of these plans for the year ended December 31, 2010, was $351,000, which included service costs of $204,000 and interest costs of $660,000, partially offset by an investment gain of $513,000. The net periodic benefit cost of these plans for the year ended December 31, 2009, was $2.0 million, which included service costs of $2.5 million and interest costs of $1.8 million, partially offset by an investment gain of $2.3 million. The net periodic benefit cost of these plans for the year ended December 31, 2008, was $13.9 million and included service costs of $4.1 million, interest costs of $1.9 million and an investment loss of $7.9 million. The $10.3 million and $9.4 million projected benefit obligations at December 31, 2010 and 2009, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plans were 7.0 percent, 7.9 percent and 7.8 percent for 2010, 2009 and 2008, respectively.

Note J: Stock-Based Compensation

The Ryland Group, Inc. 2008 Equity Incentive Plan (the "Plan") permits the granting of stock options, restricted stock awards, stock units or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of five years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have a maximum term of ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments or in a one-year period with performance criteria. At December 31, 2010 and 2009, stock options or other awards or units available for grant totaled 1,477,072 and 1,942,037, respectively.

The Ryland Group, Inc. 2006 Non-Employee Director Stock Plan (the "Director Plan") provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. At December 31, 2010 and 2009, there were 21,975 and 45,975 stock awards available for future grant in accordance with the Director Plan, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company's stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $11.7 million, $10.2 million and $9.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Stock-based compensation expenses have been allocated to the Company's business units and are reported in "Corporate," "Financial services" and "Selling, general and administrative" expenses.

ASC 718 requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation costs recognized for those stock options ("excess tax benefits") to be classified as financing cash flows. There were no excess tax benefits for the year ended December 31, 2010, while excess tax benefits of $580,000 and $3.1 million for the years ended December 31, 2009 and 2008, respectively, have been classified as financing cash inflows in the Consolidated Statements of Cash Flows.

A summary of stock option activity in accordance with the Company's plans as of December 31, 2010, 2009 and 2008, and changes for the years then ended, follows:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (in years)	AGGREGATE INTRINSIC VALUE (in thousands)

Options outstanding at January 1, 2008	4,034,166	$35.44	4.3
Granted	503,000	31.88
Exercised	(541,720)	8.25
Forfeited	(340,545)	46.21

Options outstanding at December 31, 2008	3,654,901	$37.97	3.8	$4,347
Available for future grant	2,446,606

Total shares reserved at December 31, 2008	6,101,507

Options exercisable at December 31, 2008	2,719,574	$37.53	3.8	$4,347

Options outstanding at January 1, 2009	3,654,901	$37.97	3.8
Granted	482,000	14.22
Exercised	(192,630)	6.09
Forfeited	(250,574)	39.56

Options outstanding at December 31, 2009	3,693,697	$36.43	3.1	$5,277
Available for future grant	1,942,037

Total shares reserved at December 31, 2009	5,635,734

Options exercisable at December 31, 2009	2,810,299	$39.92	3.0	$2,882

Options outstanding at January 1, 2010	3,693,697	$36.43	3.1
Granted	846,000	23.30
Exercised	(200,758)	8.62
Forfeited	(616,283)	46.46

Options outstanding at December 31, 2010	3,722,656	$33.29	2.8	$1,315
Available for future grant	1,477,072

Total shares reserved at December 31, 2010	5,199,728

Options exercisable at December 31, 2010	2,580,526	$38.23	2.3	$588

A summary of stock options outstanding and exercisable at December 31, 2010, follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING LIFE (in years)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED- AVERAGE EXERCISE PRICE

$ 11.35 to $ 16.68	495,064	2.8	$14.37	244,424	$14.62
$ 18.30 to $ 27.38	1,432,949	3.1	22.67	624,616	21.64
$ 33.14 to $ 44.65	1,291,393	2.3	40.36	1,208,236	40.86
$ 57.54 to $ 72.13	503,250	3.0	63.96	503,250	63.96

The total intrinsic values of stock options exercised during the years ended December 31, 2010, 2009 and 2008, were $2.1 million, $2.2 million and $9.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company has determined the grant-date fair value of stock options using the Black-Scholes-Merton option-pricing formula. Expected volatility is based upon the historical volatility of the Company's common stock. The expected dividend yield is based on an annual dividend rate of $0.12 per common share. The risk-free rate for periods within the contractual life of the stock option award is based upon the zero-coupon U.S. Treasury bond on the date the stock option is granted, with a maturity equal to the expected option life of the stock option granted. The expected option life is derived from historical experience under the Company's share-based payment plans and represents the period of time that a stock option award granted is expected to be outstanding.

The following table presents the weighted-average inputs used and fair values determined for stock options granted during the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008

Expected volatility	53.6%	49.0%	44.4%
Expected dividend yield	0.5%	0.9%	1.5%
Expected term (in years)	3.5	3.5	3.9
Risk-free rate	1.6%	1.7%	2.8%
Weighted-average grant-date fair value	$9.05	$5.01	$10.60

The Company recorded stock-based compensation expense related to stock options of $4.9 million, $4.1 million and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of the Company's nonvested options as of and for the years ended December 31, 2010, 2009 and 2008, follows:

	2010		2009		2008
	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE

Nonvested options outstanding at January 1	883,398	$8.23	935,327	$12.19	931,079	$14.67
Granted	846,000	9.05	482,000	5.01	503,000	10.60
Vested	(425,107)	9.44	(410,180)	13.10	(344,002)	15.22
Forfeited	(162,161)	8.79	(123,749)	9.50	(154,750)	15.16

Nonvested options outstanding at December 31	1,142,130	$8.31	883,398	$8.23	935,327	$12.19

At December 31, 2010, there was $6.1 million of total unrecognized compensation cost related to nonvested stock option awards previously granted under the Company's plans. That cost is expected to be recognized over the next 2.3 years.

The Company has made several restricted stock unit awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards totaled $6.3 million, $5.6 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following is a summary of activity relating to restricted stock unit awards:

	2010	2009	2008

Restricted stock units at January 1	609,812	480,002	242,000
Shares awarded	404,000	416,482	370,000
Shares vested	(235,496)	(206,672)	(81,331)
Shares forfeited	(50,999)	(80,000)	(50,667)

Restricted stock units at December 31	727,317	609,812	480,002

At December 31, 2010, the outstanding restricted stock units are expected to vest as follows: 2011–344,159; 2012–256,823; and 2013–126,335.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to such grants in the amounts of $547,000, $510,000 and $700,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note K: Shareholder Rights Plan

On December 23, 2008, the Company announced that its Board of Directors adopted a shareholder rights plan (the "Rights Plan") designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code. The Company's ability to use its net operating loss carryforwards would be limited if there was an ownership change under Section 382. This would occur if stockholders owning, or deemed to own under Section 382, 5.0 percent or more of the Company's stock increased their collective ownership of the aggregate amount of outstanding shares of the Company by more than 50.0 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an ownership change occurring, as defined by Section 382.

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

In addition, the Company's stockholders also approved an amendment to its Articles of Incorporation at its 2009 Annual Meeting of Stockholders, which restricts the transfer of shares resulting in a person or group holding more than 4.9 percent of the outstanding shares to help preserve the value of certain tax assets associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code.

Note L: Commitments and Contingencies

Commitments

In the normal course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At December 31, 2010 and 2009, it had cash deposits and letters of credit outstanding that totaled $48.7 million and $20.0 million, respectively, pertaining to land purchase contracts with aggregate purchase prices of $374.6 million and $223.0 million, respectively. At December 31, 2010, the Company had $834,000 in commitments with respect to option contracts having specific performance provisions, while at December 31, 2009, the Company had no commitments with respect to option contracts having specific performance provisions.

The following table summarizes the Company's rent expense, which primarily relates to its office facilities, model homes, furniture and equipment:

	YEAR ENDED DECEMBER 31,
(in thousands)	2010	2009	2008

Total rent expense	$11,516	$13,438	$22,270
Less income from subleases	(1,431)	(1,170)	(681)

Net rent expense	$10,085	$12,268	$21,589

At December 31, 2010, future minimum rental commitments under noncancelable leases with remaining terms in excess of one year were as follows:

(in thousands)
2011	$5,629
2012	3,884
2013	2,819
2014	2,532
2015	1,853
Thereafter	2,037
Less income from subleases	(290)

Total lease commitments	$18,464

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At December 31, 2010, development bonds totaled $109.7 million, while performance-related cash deposits and letters of credit totaled $41.9 million. At December 31, 2009, development bonds totaled $140.4 million, while performance-related cash deposits and letters of credit totaled $28.3 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

During 2008, debt related to one of the Company's unconsolidated joint ventures was declared in default, and the administrative agent for the lenders foreclosed on the real estate securing the loan in a nonjudicial foreclosure proceeding. The Company and its partners in this joint venture provided a limited Repayment Guarantee of the outstanding debt that can only be pursued upon the occurrence of certain bankruptcy events with respect to the joint venture. In addition, a Completion Guarantee was also provided that pertained to development and improvement costs. The Company had a 3.3 percent interest in this joint venture, and its obligation with respect to the Repayment and Completion Guarantees was limited to its pro rata percentage of the guarantee and/or costs, as applicable. The administrative agent, under the loan documents, filed a complaint against the Company and certain other partners in the joint venture during the fourth quarter of 2008 that sought enforcement of the Repayment and Completion Guarantees, including a damage claim for an alleged failure of performance. On November 2, 2010, the Company and its partners reached a tentative settlement of this lawsuit with the lenders and are in the process of finalizing this settlement, which will not have a material adverse effect on its financial condition.

In April 2009, a derivative complaint, City of Miami Police Relief and Pension Fund v. R. Chad Dreier, et al., was filed, in the Superior Court for the State of California, County of Los Angeles, which named as defendants certain current and former directors and officers of the Company. The complaint alleged that these individual defendants breached their fiduciary duties to the Company from 2003 to 2008 by not adequately supervising Ryland business practices and by not ensuring that proper internal controls were instituted and followed. Recently, the parties entered into settlement discussions in order to seek a mutually satisfactory resolution of this litigation. The Company believes that the resolution of this derivative action will not have a material adverse effect on its financial condition.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $95.0 million and $117.8 million at December 31, 2010 and 2009, respectively. Hedging instruments including forward-delivery contracts are utilized to hedge the risks associated with interest rate fluctuations on IRLCs.

The mortgage industry has experienced substantial increases in delinquencies, foreclosures and foreclosures-in-process in recent years. Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans. Once loans are sold, the ownership, credit risk and management, including servicing of the loans, passes to the third-party purchaser. RMC retains no role or interest, other than industry standard representations and warranties. Reserves are created to address repurchase and indemnity claims made by these third-party investors or purchasers. Claims arise primarily if the investor incurs a loss and the borrower has obtained the loan through fraudulent information or omissions; if there are origination deficiencies attributed to RMC; or if the borrower does not make a first payment. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, industry foreclosure data, the Company's portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating loss has been made more difficult by the recent processing delays related to foreclosure losses affecting agencies and financial institutions. Recorded reserves represent the Company's best estimate of current and future unpaid losses as of December 31, 2010, based on existing conditions and available information.

While the Company's access to delinquency information is limited subsequent to loan sale, based on a review of information provided voluntarily by certain investors and government loan reports made available by HUD, the Company believes that the average delinquency rates of RMC's loans are in line with industry averages. In 2008 and 2009, and to some extent in 2010, repurchase requests were correlated to delinquency rates. However, as time passes, the Company expects that new delinquencies related to the most problematic origination years, which were 2005 through 2007, will be seasoned due to having made several years of payments. Therefore, the cause of the delinquency is less likely to be attributed to the initial credit decision.

The following table summarizes the composition of the Company's mortgage loan types originated, its credit scores and its loan to value:

	2010	2009	2008	2007	2006	2005

Prime	34.9%	32.9%	51.8%	72.0%	68.8%	70.8%
Government (FHA/VA)	65.1	67.1	48.2	20.1	6.9	9.1
Alt A	–	–	–	7.5	21.8	17.4
Subprime	–	–	–	0.4	2.5	2.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	723	717	711	713	715	712
Average combined loan to value	90.8%	91.4%	90.1%	89.1%	88.4%	87.9%

Delinquency rates related to 2008 and subsequent years have shown a significant decline compared to 2005 through 2007, which the Company attributes primarily to the industrywide tightening of credit standards, the elimination of most nontraditional loan products and conservative average loan-to-value ratios.

Changes in the Company's loan loss reserves during the years ended December 31, 2010, 2009 and 2008, were as follows:

(in thousands)	2010	2009	2008

Balance at January 1	$17,875	$5,437	$2,738
Provision for losses	8,461	17,258	5,908
Settlements made	(17,402)	(4,820)	(3,209)

Balance at December 31	$8,934	$17,875	$5,437

Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves were reflected in "Accrued and other liabilities" within the Consolidated Balance Sheets, and their associated expenses were included in "Financial services" expense within the Consolidated Statements of Earnings.

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

Changes in the Company's product liability reserve during the years ended December 31, 2010, 2009 and 2008, were as follows:

(in thousands)	2010	2009	2008

Balance at January 1	$24,268	$29,777	$36,557
Warranties issued	4,565	4,109	6,672
Changes in liability for accruals related to pre-existing warranties	5,645	1,095	(979)
Settlements made	(14,366)	(10,713)	(12,473)

Balance at December 31	$20,112	$24,268	$29,777

The Company requires substantially all of its subcontractors to have workers' compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments' subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company's product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At December 31, 2010 and 2009, RHIC had $21.1 million and $25.1 million in subcontractor product liability reserves, respectively, which were included in "Accrued and other liabilities" within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company's annual actuarial projections of historical loss development.

Changes in RHIC's insurance reserves during the years ended December 31, 2010, 2009 and 2008, were as follows:

(in thousands)	2010	2009	2008

Balance at January 1	$25,069	$28,333	$28,293
Insurance expense provisions or adjustments	(2,553)	(1,431)	714
Loss expenses paid	(1,375)	(1,833)	(674)

Balance at December 31	$21,141	$25,069	$28,333

Expense provisions or adjustments to RHIC's insurance reserves have been included in "Financial services" expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its business. Litigation reserves have been established based on discussions with counsel and the Company's analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and to the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company's current estimates. The Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. At December 31, 2010 and 2009, the Company had legal reserves of $8.1 million and $13.0 million, respectively. (See Item 3, "Legal Proceedings.")

Note M: Supplemental Guarantor Information

The Company's obligations to pay principal, premium, if any, and interest under its 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; and 6.6 percent senior notes due May 2020 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full and unconditional.

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

CONSOLIDATING STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31, 2010
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES	$562,751	$469,007	$32,134	$–	$1,063,892
EXPENSES	613,987	490,026	31,289	–	1,135,302
OTHER LOSS	(13,534)	–	–	–	(13,534)

(Loss) earnings before taxes	(64,770)	(21,019)	845	–	(84,944)
Tax expense (benefit)	149	48	(2)	–	195
Equity in net loss of subsidiaries	(20,220)	–	–	20,220	–

NET (LOSS) EARNINGS	$(85,139)	$(21,067)	$847	$20,220	$(85,139)

	YEAR ENDED DECEMBER 31, 2009

REVENUES	$690,753	$556,165	$41,902	$(5,207)	$1,283,613
EXPENSES	900,874	619,704	42,211	(5,207)	1,557,582
OTHER INCOME	14,298	–	–	–	14,298

Loss before taxes	(195,823)	(63,539)	(309)	–	(259,671)
Tax benefit	(73,298)	(23,783)	(116)	–	(97,197)
Equity in net loss of subsidiaries	(39,949)	–	–	39,949	–

NET LOSS	$(162,474)	$(39,756)	$(193)	$39,949	$(162,474)

	YEAR ENDED DECEMBER 31, 2008

REVENUES	$1,158,775	$784,712	$64,493	$(31,856)	$1,976,124
EXPENSES	1,441,054	930,620	41,466	(31,856)	2,381,284
OTHER LOSS	(604)	–	–	–	(604)

(Loss) earnings before taxes	(282,883)	(145,908)	23,027	–	(405,764)
Tax (benefit) expense	(11,782)	(6,077)	8,680	–	(9,179)
Equity in net loss of subsidiaries	(125,484)	–	–	125,484	–

NET (LOSS) EARNINGS	$(396,585)	$(139,831)	$14,347	$125,484	$(396,585)

CONSOLIDATING BALANCE SHEETS

	DECEMBER 31, 2010
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

ASSETS
Cash and cash equivalents	$26,711	$177,191	$22,745	$–	$226,647
Marketable securities and restricted cash	478,888	–	33,695	–	512,583
Consolidated inventory owned	449,977	261,135	–	–	711,112
Consolidated inventory not owned	26,483	–	61,806	–	88,289

Total inventories	476,460	261,135	61,806	–	799,401
Investment in subsidiaries/intercompany receivables	464,209	–	–	(464,209)	–
Other assets	61,168	35,696	17,208	–	114,072

TOTAL ASSETS	1,507,436	474,022	135,454	(464,209)	1,652,703

LIABILITIES
Accounts payable and other accrued liabilities	131,674	44,337	35,152	–	211,163
Debt	875,906	3,972	–	–	879,878
Intercompany payables	–	212,246	7,649	(219,895)	–

TOTAL LIABILITIES	1,007,580	260,555	42,801	(219,895)	1,091,041

EQUITY
STOCKHOLDERS' EQUITY	499,856	213,467	30,847	(244,314)	499,856
NONCONTROLLING INTEREST	–	–	61,806	–	61,806

TOTAL LIABILITIES AND EQUITY	$1,507,436	$474,022	$135,454	$(464,209)	$1,652,703

	DECEMBER 31, 2009

ASSETS
Cash and cash equivalents	$1,932	$259,040	$24,227	$–	$285,199
Marketable securities and restricted cash	–	493,046	36,661	–	529,707
Consolidated inventory owned	411,996	255,339	–	–	667,335
Investment in subsidiaries/intercompany receivables	1,014,279	–	2,612	(1,016,891)	–
Other assets	155,156	41,898	15,092	–	212,146

TOTAL ASSETS	1,583,363	1,049,323	78,592	(1,016,891)	1,694,387

LIABILITIES
Accounts payable and other accrued liabilities	145,323	60,438	50,586	–	256,347
Debt	856,178	–	–	–	856,178
Intercompany payables	–	754,351	–	(754,351)	–

TOTAL LIABILITIES	1,001,501	814,789	50,586	(754,351)	1,112,525

EQUITY
STOCKHOLDERS' EQUITY	581,862	234,534	28,006	(262,540)	581,862

TOTAL LIABILITIES AND EQUITY	$1,583,363	$1,049,323	$78,592	$(1,016,891)	$1,694,387

CONSOLIDATING STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2010
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(85,139)	$(21,067)	$847	$20,220	$(85,139)
Adjustments to reconcile net (loss) income to net cash used for operating activities	104,667	16,393	877	–	121,937
Changes in assets and liabilities	(38,999)	(26,162)	(16,399)	(20,220)	(101,780)
Other operating activities, net	(4,350)	–	–	–	(4,350)

Net cash used for operating activities	(23,821)	(30,836)	(14,675)	–	(69,332)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,574)	(6,558)	(33)	–	(13,165)
Purchases of marketable securities, available-for-sale	(1,314,086)	(400,583)	(5,804)	–	(1,720,473)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,358,315	375,906	8,692	–	1,742,913
Other investing activities, net	–	–	10	–	10

Net cash provided by (used for) investing activities	37,655	(31,235)	2,865	–	9,285

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	974	3,972	–	–	4,946
Common stock dividends, repurchases and stock-based compensation	(516)	–	–	–	(516)
(Increase) decrease in restricted cash	(13,470)	10,468	67	–	(2,935)
Intercompany balances	23,957	(34,218)	10,261	–	–

Net cash provided by (used for) financing activities	10,945	(19,778)	10,328	–	1,495

Net increase (decrease) in cash and cash equivalents	24,779	(81,849)	(1,482)	–	(58,552)
Cash and cash equivalents at beginning of year	1,932	259,040	24,227	–	285,199

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,711	$177,191	$22,745	$–	$226,647

	YEAR ENDED DECEMBER 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,474)	$(39,756)	$(193)	$39,949	$(162,474)
Adjustments to reconcile net loss to net cash provided by operating activities	186,318	40,508	1,035	–	227,861
Changes in assets and liabilities	164,032	85,491	19,443	(39,949)	229,017
Other operating activities, net	1,279	–	–	–	1,279

Net cash provided by operating activities	189,155	86,243	20,285	–	295,683

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(700)	(1,276)	(130)	–	(2,106)
Purchases of marketable securities, available-for-sale	–	(1,260,124)	(13,873)	–	(1,273,997)
Proceeds from sales and maturities of marketable securities, available-for-sale	–	812,108	9,481	–	821,589
Other investing activities, net	–	–	91	–	91

Net cash used for investing activities	(700)	(449,292)	(4,431)	–	(454,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	118,450	(39)	(22,125)	–	96,286
Common stock dividends, repurchases and stock-based compensation	(180)	–	–	–	(180)
(Increase) decrease in restricted cash	–	(43,186)	1,333	–	(41,853)
Intercompany balances	(316,814)	316,232	582	–	–

Net cash (used for) provided by financing activities	(198,544)	273,007	(20,210)	–	54,253

Net decrease in cash and cash equivalents	(10,089)	(90,042)	(4,356)	–	(104,487)
Cash and cash equivalents at beginning of year	12,021	349,082	28,583	–	389,686

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,932	$259,040	$24,227	$–	$285,199

	YEAR ENDED DECEMBER 31, 2008
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(396,585)	$(139,831)	$14,347	$125,484	$(396,585)
Adjustments to reconcile net (loss) earnings to net cash provided by (used for) operating activities	410,777	118,764	986	–	530,527
Changes in assets and liabilities	214,476	80,909	(26,026)	(125,484)	143,875
Other operating activities, net	(29,365)	–	–	–	(29,365)

Net cash provided by (used for) operating activities	199,303	59,842	(10,693)	–	248,452

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,272)	(5,583)	(11)	–	(9,866)
Purchases of marketable securities, available-for-sale	–	–	(7,948)	–	(7,948)
Proceeds from sales and maturities of marketable securities, available-for-sale	–	–	10,124	–	10,124
Other investing activities, net	–	–	40	–	40

Net cash (used for) provided by investing activities	(4,272)	(5,583)	2,205	–	(7,650)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in debt	(66,839)	(3,967)	22,125	–	(48,681)
Common stock dividends, repurchases and stock-based compensation	(10,274)	–	–	–	(10,274)
Increase in restricted cash	–	–	(16,111)	–	(16,111)
Intercompany balances	(118,805)	126,427	(7,622)	–	–

Net cash (used for) provided by financing activities	(195,918)	122,460	(1,608)	–	(75,066)

Net (decrease) increase in cash and cash equivalents	(887)	176,719	(10,096)	–	165,736
Cash and cash equivalents at beginning of year	12,908	172,363	38,679	–	223,950

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,021	$349,082	$28,583	$–	$389,686

Note N: Subsequent Events

Reorganization

Current volume levels require the Company to look at even more efficient ways of managing its business. After reviewing a variety of options, the decision was made to replace the Company's existing two-region operating structure with a single homebuilding management team. This restructuring, coupled with additional downsizing within both its corporate and mortgage organizations, should result in decreased selling, general and administrative expense and improved operational efficiency in 2011 and beyond. This streamlined and decentralized structure will allow the Company to continue to address the needs of its divisions and, as the Company grows its business, has the flexibility for continued success in the foreseeable future.

Tax Settlement

In January 2011, the Company made a $1.6 million payment of income tax, interest and penalty to settle a tax position with a state taxing authority. The Company was fully reserved for this issue and will release the excess reserve in the first quarter of 2011.

Supplementary Data

QUARTERLY FINANCIAL DATA (Unaudited)

	2010				2009
(in thousands, except share data)	DEC. 31	SEPT. 30	JUN. 30	MAR. 31	DEC. 31	SEPT. 30	JUN. 30	MAR. 31

CONSOLIDATED RESULTS
Revenues	$227,115	$212,736	$373,273	$250,768	$418,380	$327,835	$272,160	$265,238
Loss before taxes	(19,364)	(29,520)	(21,763)	(14,297)	(58,569)	(52,091)	(73,662)	(75,349)
Tax expense (benefit)	(225)	420	–	–	(97,588)	391	–	–

Net (loss) earnings	$(19,139)	$(29,940)	$(21,763)	$(14,297)	$39,019	$(52,482)	$(73,662)	$(75,349)
Net (loss) earnings per common share:
Basic	$(0.43)	$(0.68)	$(0.49)	$(0.33)	$0.89	$(1.20)	$(1.70)	$(1.76)
Diluted	(0.43)	(0.68)	(0.49)	(0.33)	0.88	(1.20)	(1.70)	(1.76)
Weighted-average common shares outstanding:
Basic	44,150	44,095	44,039	43,914	43,831	43,808	43,354	42,853
Diluted	44,150	44,095	44,039	43,914	44,473	43,808	43,354	42,853

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
David L. Fristoe
 Senior Vice President, Controller and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Ryland Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ryland Group, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ryland Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Los Angeles, California
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Ryland Group, Inc.

We have audited The Ryland Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Ryland Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Ryland Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010, of The Ryland Group, Inc. and subsidiaries and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Los Angeles, California
February 25, 2011

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the year covered by this report on Form 10-K, an evaluation was performed by the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

The Company has a committee consisting of key officers, including the chief accounting officer and general counsel, to ensure that its disclosure controls and procedures are effective at the reasonable assurance level. These disclosure controls and procedures are designed such that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At December 31, 2010, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company's management, including the CEO and CFO, has evaluated any changes in the Company's internal control over financial reporting that occurred during the annual period ended December 31, 2010, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company at December 31, 2010:

Name	Age	Position (date elected to position) Prior Business Experience

Larry T. Nicholson	53	Chief Executive Officer of the Company (since 2009); President of the Company (since 2008); Chief Operating Officer of the Company (2007–2009); Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (2005–2007)
Gordon A. Milne	59	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000–2002)
Keith E. Bass[1]	46

Senior Vice President of the Company and President of the South Region of Ryland Homes (since 2008); Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (2007–2008); President of the Orlando Division of Ryland Homes (2004–2007)

Robert J. Cunnion, III	55	Senior Vice President, Human Resources of the Company (since 1999)
Eric E. Elder[1]	53	Senior Vice President, Marketing and Communications of the Company (since 2000)
David L. Fristoe	54	Senior Vice President, Controller and Chief Accounting Officer of the Company (since 2005)
Timothy J. Geckle	58	Senior Vice President, General Counsel and Secretary of the Company (since 1997)
Peter G. Skelly[1]	47

Senior Vice President of the Company and President of the North/West Region of Ryland Homes (since 2008); Senior Vice President of the Company and President of the North Region of Ryland Homes (2006–2008); President of the Chicago Division of Ryland Homes (1999–2006)

1
Effective January 2011, Mr. Bass and Mr. Elder ended their employment with the Company and Mr. Skelly became President of the Company's Homebuilding Operations. (See Note N, "Subsequent Events.")

The Board of Directors elects all officers.

There are no family relationships between any director or executive officer, or arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company's employment and severance arrangements with certain of its executive officers, see the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders (the "2011 Proxy Statement"), which is filed pursuant to Regulation 14A under the Exchange Act.

Information as to the Company's directors, executive officers and corporate governance is incorporated by reference from the Company's 2011 Proxy Statement, including the determination by the Board of Directors, with respect to the Audit Committee's financial expert, and the identity of each member of the Audit Committee of the Board of Directors.

The Company has adopted a code of ethics that is applicable to its senior officers, directors and employees. To retrieve the Company's code of ethics, visit www.ryland.com, select "Investor Relations" and then select "Corporate Governance." Scroll down the page to "Code of Ethics."

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the 2011 Proxy Statement. The Compensation Committee Report to be included in the 2011 Proxy Statement shall be deemed furnished in this Annual Report on Form 10-K and shall not be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth on page 17 of this Annual Report on Form 10-K and is incorporated by reference from the 2011 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2011 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the 2011 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedule

			Page No.
(a)	1.	Financial Statements
		Consolidated Statements of Earnings—years ended December 31, 2010, 2009 and 2008	39
		Consolidated Balance Sheets—December 31, 2010 and 2009	40
		Consolidated Statements of Stockholders' Equity—years ended December 31, 2010, 2009 and 2008	41
		Consolidated Statements of Cash Flows—years ended December 31, 2010, 2009 and 2008	42
		Notes to Consolidated Financial Statements	43
	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	78
		Schedules not listed above have been omitted either because they are inapplicable or because the required information has been provided in the financial statements or notes thereto.

3.	Exhibits
The following exhibits are included with this report or incorporated herein by reference as indicated below:
	3.1	Articles of Restatement of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
	3.2	Articles of Amendment of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
	3.3	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1996)
	3.4	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 8-K, filed December 14, 2010)
	4.1	Senior Notes, dated as of January 11, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-121469)
	4.2	Articles Supplementary of The Ryland Group, Inc. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
	4.3	Senior Notes, dated as of May 9, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
	4.4	Senior Notes, dated as of May 30, 2006 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
	4.5	Senior Notes, dated as of May 5, 2009 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
	4.6	Senior Notes, dated as of April 15, 2010 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
	4.7	Rights Agreement, dated as of December 18, 2008, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC (Incorporated by reference from Form 8-A, filed December 29, 2008)
4.8

Amendment to the Rights Agreement, dated as of May 18, 2009, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC
(Incorporated by reference from Form 8-K, filed May 22, 2009)

	10.1	Credit Agreement, dated as of January 12, 2006, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
	10.2	First Amendment to Credit Agreement, dated October 17, 2007, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed October 17, 2007)
	10.3	Second Amendment to Credit Agreement, dated February 15, 2008, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed February 15, 2008)
	10.4	Third Amendment to Credit Agreement, dated June 27, 2008, between The Ryland Group, Inc. and certain financial institutions (Incorporated by reference from Form 8-K, filed July 2, 2008)

3.	Exhibits, continued
10.5

Fourth Amendment to Credit Agreement, dated January 22, 2009, between The Ryland Group, Inc. and certain financial institutions
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

	10.6	Credit Agreement, dated January 24, 2008, between Ryland Mortgage Company and Guaranty Bank (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
	10.7	2002 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)
	10.8	Amendment and Restatement of 2005 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.9	Amendment and Restatement of The Ryland Group, Inc. 2007 Equity Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.10	Amendment and Restatement of The Ryland Group, Inc. 2008 Equity Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.11	Form of Non-Qualified Stock Option Agreement (Incorporated by reference from Form 8-K, filed April 29, 2005)
	10.12	Form of Amended and Restated Stock Unit Agreement (Incorporated by reference from Form 8-K, filed April 18, 2006)
	10.13	Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.14	Amendment No. 1 to Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.15	Non-Employee Directors' Stock Unit Plan, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.16	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 2000)
	10.17	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)
	10.18	Non-Employee Director Stock Plan, effective April 26, 2006 (Incorporated by reference from Form S-8, filed April 27, 2006)
10.19

Form of Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

	10.20	Amendment and Restatement of The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.21

Form of Amendment No. 1 to Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

10.22

Form of 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2006)

10.23

Form of Amendment No. 1 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

3.	Exhibits, continued
	10.24	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.25	TRG Incentive Plan, as amended and restated, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.26	The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.27	Amendment No. 1 to The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.28	CEO Severance Agreement, dated as of December 17, 2009, by and between The Ryland Group, Inc. and Larry T. Nicholson (Incorporated by reference from Form 8-K, filed December 21, 2009)
	10.29	The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.30	Amendment No. 1 to The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.31	Lease Agreement, dated December 21, 2010, by and between The Ryland Group, Inc. and Westlake Plaza Center East, LLC (Filed herewith)
	10.32	Lease Agreement, dated as of December 29, 1999, by and between The Ryland Group, Inc. and Kilroy Realty Group (Incorporated by reference from Form 10-K for the year ended December 31, 1999)
10.33

First Amendment to Office Building Lease, dated August 26, 2005, by and between The Ryland Group, Inc. and Kilroy Realty, L.P.
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)

	10.34	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc. and PCCP HC Kierland, LLC (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
	12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
	21	Subsidiaries of the Registrant (Filed herewith)
	23	Consent of Independent Registered Public Accounting Firm (Filed herewith)
	24	Power of Attorney (Filed herewith)
	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

3.	Exhibits, continued
	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	101.INS	XBRL Instance Document (Furnished herewith)
	101.SCH	XBRL Taxonomy Extension Schema Document (Furnished herewith)
	101.CAL	XBRL Taxonomy Calculation Linkbase Document (Furnished herewith)
	101.LAB	XBRL Taxonomy Label Linkbase Document (Furnished herewith)
	101.PRE	XBRL Taxonomy Presentation Linkbase Document (Furnished herewith)
	101.DEF	XBRL Taxonomy Extension Definition Document (Furnished herewith)

Schedule II—Valuation and Qualifying Accounts

(in thousands)	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS AND TRANSFERS	BALANCE AT END OF YEAR

Valuation allowances:
Homebuilding inventories
2010	$470,867	$33,269	$(142,721)	$361,415
2009	445,188	192,964	(167,285)	470,867
2008	488,106	257,389	(300,307)	445,188
Other real estate assets
2010	$2,431	$4,365	$(120)	$6,676
2009	33,570	653	(31,792)	2,431
2008	2,381	45,640	(14,451)	33,570
Deferred tax assets
2010	$221,082	$32,740	$–	$253,822
2009	218,950	2,132	–	221,082
2008	75,166	143,784	–	218,950

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Ryland Group, Inc.
By:
/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Principal Executive Officer:
/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer	February 25, 2011
Principal Financial Officer:
/s/ Gordon A. Milne
Gordon A. Milne Executive Vice President and Chief Financial Officer	February 25, 2011
Principal Accounting Officer:
/s/ David L. Fristoe
David L. Fristoe Senior Vice President, Controller and Chief Accounting Officer	February 25, 2011

A majority of the Board of Directors: Leslie M. Frécon, Roland A. Hernandez, William L. Jews,
Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Larry T. Nicholson, Charlotte St. Martin and
Robert G. van Schoonenberg
By:
/s/ Timothy J. Geckle
Timothy J. Geckle As Attorney-in-Fact	February 25, 2011

Index of Exhibits

10.31	Lease Agreement, dated December 21, 2010, by and between The Ryland Group, Inc. and Westlake Plaza Center East, LLC
12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document