Form 10-Q
period 2011-03-31
RYLAND GROUP INC
filed 2011-05-06
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on May 5, 2011, was 44,377,848.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2011	2010

REVENUES
Homebuilding	$168,585	$241,880
Financial services	6,344	8,888
TOTAL REVENUES	174,929	250,768

EXPENSES
Cost of sales	152,679	212,314
Selling, general and administrative	29,083	32,186
Financial services	5,135	8,416
Corporate	4,987	6,253
Interest	6,287	6,814
TOTAL EXPENSES	198,171	265,983

OTHER INCOME
Gain from marketable securities, net	1,308	1,155
Loss related to early retirement of debt, net	-	(237)
TOTAL OTHER INCOME	1,308	918
Loss before taxes	(21,934)	(14,297)
Tax benefit	(2,398)	-
NET LOSS	$(19,536)	$(14,297)
NET LOSS PER COMMON SHARE
Basic	$(0.44)	$(0.33)
Diluted	(0.44)	(0.33)
AVERAGE COMMON SHARES OUTSTANDING
Basic	44,239,441	43,914,130
Diluted	44,239,441	43,914,130
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	MARCH 31,	DECEMBER 31,
(in thousands, except share data)	2011	2010
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$202,223	$226,647
Restricted cash	75,315	74,788
Marketable securities, available-for-sale	408,348	437,795
Total cash, cash equivalents and marketable securities	685,886	739,230
Housing inventories
Homes under construction	309,213	275,487
Land under development and improved lots	414,081	401,466
Inventory held-for-sale	19,491	34,159
Consolidated inventory not owned	74,390	88,289
Total housing inventories	817,175	799,401
Property, plant and equipment	19,900	19,506
Other	92,152	94,566
TOTAL ASSETS	1,615,113	1,652,703

LIABILITIES
Accounts payable	60,036	63,384
Accrued and other liabilities	138,392	147,779
Debt	880,046	879,878
TOTAL LIABILITIES	1,078,474	1,091,041

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—44,315,184 shares at March 31, 2011
(44,187,956 shares at December 31, 2010)	44,315	44,188
Retained earnings	435,773	453,801
Accumulated other comprehensive income	1,584	1,867
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	481,672	499,856
NONCONTROLLING INTEREST	54,967	61,806
TOTAL EQUITY	536,639	561,662
TOTAL LIABILITIES AND EQUITY	$1,615,113	$1,652,703

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,536)	$(14,297)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	2,662	4,035
Inventory and other asset impairments and write-offs	9,882	4,974
Loss on early extinguishment of debt, net	-	237
Gain on marketable securities	(832)	(503)
Deferred tax valuation allowance	6,131	5,045
Stock-based compensation expense	2,305	3,100
Changes in assets and liabilities:
Increase in inventories	(34,457)	(62,573)
Net change in other assets, payables and other liabilities	(18,755)	81,497
Excess tax benefits from stock-based compensation	-	(261)
Other operating activities, net	534	(4,227)
Net cash (used for) provided by operating activities	(52,066)	17,027

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,545)	(4,497)
Purchases of marketable securities, available-for-sale	(435,902)	(401,548)
Proceeds from sales and maturities of marketable securities, available-for-sale	466,027	379,269
Other investing activities, net	(4)	8
Net cash provided by (used for) investing activities	27,576	(26,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of long-term debt	-	(8,210)
Increase in short-term borrowings	22	86
Common stock dividends	(1,347)	(1,334)
Issuance of common stock under stock-based compensation	1,918	1,798
Excess tax benefits from stock-based compensation	-	261
(Increase) decrease in restricted cash	(527)	10,463
Net cash provided by financing activities	66	3,064
Net decrease in cash and cash equivalents	(24,424)	(6,677)
Cash and cash equivalents at beginning of period	226,647	285,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$202,223	$278,522
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (paid) refunds received for income taxes	$(890)	$100,438
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease (increase) in consolidated inventory not owned related to land options	$6,839	$(69,631)

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME [1]	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2011	$44,188	$453,801	$1,867	$499,856
Comprehensive loss:
Net loss		(19,536)		(19,536)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging
instruments and available-for-sale securities, net of
taxes of $175			(283)	(283)
Total comprehensive loss				(19,819)
Common stock dividends (per share $0.03)		(1,353)		(1,353)
Stock-based compensation	127	2,861		2,988
STOCKHOLDERS’ EQUITY BALANCE AT MARCH 31, 2011	$44,315	$435,773	$1,584	$481,672
NONCONTROLLING INTEREST				54,967
TOTAL EQUITY BALANCE AT MARCH 31, 2011	$44,315	$435,773	$1,584	$536,639

See Notes to Consolidated Financial Statements.

[1]

At March 31, 2011, the balance in “Accumulated other comprehensive income” was comprised of an unrealized gain of $1.6 million that related to cash flow hedging instruments (treasury locks) and a net unrealized loss of $30,000 that related to the Company’s marketable securities, available-for-sale, net of taxes of $1.0 million and $19,000, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interests in land and lot option purchase contracts. (See Note 8, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2011 presentation. See Note A, “Summary of Significant Accounting Policies,” in the Company’s 2010 Annual Report on Form 10-K for a description of its accounting policies.

The Consolidated Balance Sheet at March 31, 2011, and the Consolidated Statements of Earnings and Cash Flows for the three-month periods ended March 31, 2011 and 2010, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2011, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three months ended March 31, 2011, are not necessarily indicative of the operating results expected for the year ending December 31, 2011.

Note 2.  Comprehensive Loss

Comprehensive loss consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive loss totaled $19.8 million and $14.4 million for the three-month periods ended March 31, 2011 and 2010, respectively.

Note 3.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $202.2 million and $226.6 million at March 31, 2011 and December 31, 2010, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At March 31, 2011 and December 31, 2010, the Company had restricted cash of $75.3 million and $74.8 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $74.6 million at March 31, 2011, and $74.7 million at December 31, 2010. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as “RMC”) had restricted cash for funds held in trust for third parties of $668,000 and $100,000 at March 31, 2011 and December 31, 2010, respectively.

Note 4.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding markets across the country. The Company consists of six segments: four geographically-determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment, which includes RMC, RH Insurance Company, Inc. (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”), and Columbia National Risk Retention Group, Inc. (“CNRRG”),

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, along with certain assets and liabilities relating to employee benefit plans.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2011	2010
REVENUES
Homebuilding
North	$55,443	$76,742
Southeast	46,998	65,853
Texas	50,682	63,157
West	15,462	36,128
Financial services	6,344	8,888
Total	$174,929	$250,768
(LOSS) EARNINGS BEFORE TAXES
Homebuilding
North	$(5,428)	$(3,079)
Southeast	(9,034)	(6,652)
Texas	(3,212)	(119)
West	(1,790)	416
Financial services	1,209	472
Corporate and unallocated	(3,679)	(5,335)
Total	$(21,934)	$(14,297)

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2011	2010
NUMERATOR
Net loss	$(19,536)	$(14,297)

DENOMINATOR
Basic earnings per share—weighted-average shares	44,239,441	43,914,130
Effect of dilutive securities	-	-
Diluted earnings per share—adjusted weighted-average shares and assumed conversions	44,239,441	43,914,130
NET LOSS PER COMMON SHARE
Basic	$(0.44)	$(0.33)
Diluted	(0.44)	(0.33)

For the three months ended March 31, 2011 and 2010, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculations as they would have been antidilutive due to the Company’s net loss for the respective periods.

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

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At March 31, 2011 and December 31, 2010, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three-month periods ended March 31, 2011 and 2010, net realized earnings totaled $1.3 million and $1.2 million, respectively, and were recorded in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table sets forth, by type of security, the fair values of marketable securities, available-for-sale:

				MARCH 31, 2011
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$2,409	$-	$-	$2,409
Obligations of U.S. and local government agencies	39,962	26	(352)	39,636
Corporate debt securities issued under
U.S. government/agency-backed programs	73,559	102	-	73,661
Corporate debt securities	192,671	330	(144)	192,857
Asset-backed securities	22,106	20	(31)	22,095
Total debt securities	330,707	478	(527)	330,658
Time deposits	45,719	-	-	45,719
Short-term pooled investments	31,971	-	-	31,971
Total marketable securities, available-for-sale	$408,397	$478	$(527)	$408,348

			DECEMBER 31, 2010
Type of security:
U.S. Treasury securities	$15,782	$81	$-	$15,863
Obligations of U.S. and local government agencies	33,247	12	(215)	33,044
Corporate debt securities issued under
U.S. government/agency-backed programs	170,878	112	-	170,990
Corporate debt securities	104,976	218	(92)	105,102
Asset-backed securities	7,643	1	(12)	7,632
Total debt securities	332,526	424	(319)	332,631
Time deposits	76,312	-	-	76,312
Short-term pooled investments	28,850	2	-	28,852
Total marketable securities, available-for-sale	$437,688	$426	$(319)	$437,795

The primary objectives of the Company’s investment portfolio are safety of principal and liquidity. Investments are made with the purpose of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to debt rated investment grade or better, as well as to bank and money market instruments and to issues by the U.S. government, U.S. government agencies and municipal or other institutions primarily with investment-grade credit ratings. Policy restrictions are placed on maturities, as well as on concentration by type and issuer.

The following table sets forth, by contractual maturity, the fair values of marketable securities, available-for-sale:

(in thousands)	MARCH 31, 2011	DECEMBER 31, 2010
Contractual maturity:
Maturing in one year or less	$70,571	$22,244
Maturing after one year through three years	236,134	299,381
Maturing after three years	23,953	11,006
Total debt securities	330,658	332,631
Time deposits and short-term pooled investments	77,690	105,164
Total marketable securities, available-for-sale	$408,348	$437,795

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 7.  Housing Inventories

Housing inventories consist principally of homes under construction; land under development and improved lots; and inventory held-for-sale. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Interest and taxes are capitalized during active development and construction stages. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to their fair values. Inventories held-for-sale are stated at the lower of their costs or fair values, less cost to sell.

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or on similar assets to determine if the realizable value of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be impaired, the Company’s determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks that are associated with the assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At March 31, 2011 and December 31, 2010, valuation reserves related to impaired inventories amounted to $356.6

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

million and $361.4 million, respectively. The net carrying values of the related inventories amounted to $228.1 million and $236.3 million at March 31, 2011 and December 31, 2010, respectively.

The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized as the related inventory is delivered to homebuyers. The following table is a summary of activity related to capitalized interest:

(in thousands)	2011	2010
Capitalized interest at January 1	$79,911	$89,828
Interest capitalized	9,329	7,354
Interest amortized to cost of sales	(5,974)	(10,841)
Capitalized interest at March 31	$83,266	$86,341

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	MARCH 31, 2011			DECEMBER 31, 2010
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	5,069	3,085	8,154	4,997	3,782	8,779
Southeast	6,106	1,165	7,271	6,175	771	6,946
Texas	3,702	1,518	5,220	3,402	1,538	4,940
West	1,977	676	2,653	1,982	568	2,550
Total	16,854	6,444	23,298	16,556	6,659	23,215

Note 8.  Variable Interest Entities (“VIE”)

As required by ASC No. 810, (“ASC 810”), “Consolidation of Variable Interest Entities,” a VIE is to be consolidated by a company if that company has the power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosures about VIEs that the company is not obligated to consolidate, but in which it has a significant, though not primary, variable interest.

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. The Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. In accordance with the requirements of ASC 810, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of ASC 810, the Company consolidated $74.4 million and $88.3 million of inventory not owned related to its land and lot option purchase contracts at March 31, 2011 and December 31, 2010, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company eliminated $19.4

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

million and $26.5 million of its related cash deposits for lot option purchase contracts at March 31, 2011 and December 31, 2010, respectively, which were included in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaling $55.0 million and $61.8 million was recorded with respect to the consolidation of these contracts at March 31, 2011 and December 31, 2010, respectively, representing the selling entities’ ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $13.5 million and $11.6 million at March 31, 2011 and December 31, 2010, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $160.5 million and $130.7 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

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

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	MARCH 31, 2011			DECEMBER 31, 2010
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	143	-	143	150	-	150
Southeast	-	-	-	-	-	-
Texas	56	-	56	68	-	68
West	172	1,300	1,472	166	1,209	1,375
Total	371	1,300	1,671	384	1,209	1,593

At March 31, 2011 and December 31, 2010, the Company’s investments in its unconsolidated joint ventures totaled $12.7 million and $13.4 million, respectively, and were classified in “Other” assets within the Consolidated Balance Sheets. For the three months ended March 31, 2011, the Company’s equity in earnings from its unconsolidated joint ventures totaled $72,000, compared to $102,000 for the same period in 2010.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 10.  Debt

Debt consisted of the following:

	MARCH 31,	DECEMBER 31,
(in thousands)	2011	2010
Senior notes
6.9 percent senior notes due June 2013	$186,192	$186,192
5.4 percent senior notes due January 2015	158,981	158,981
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
Total senior notes	875,173	875,173
Debt discount	(4,159)	(4,305)
Senior notes, net	871,014	870,868
Secured notes payable	9,032	9,010
Total debt	$880,046	$879,878

At March 31, 2011, the Company had outstanding (a) $186.2 million of 6.9 percent senior notes due June 2013; (b) $159.0 million of 5.4 percent senior notes due January 2015; (c) $230.0 million of 8.4 percent senior notes due May 2017; and (d) $300.0 million of 6.6 percent senior notes due May 2020. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $74.3 million under these agreements at March 31, 2011 and December 31, 2010.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2011 and December 31, 2010, outstanding seller-financed nonrecourse notes payable totaled $9.0 million.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at March 31, 2011.

Note 11.  Fair Values of Financial and Nonfinancial Instruments

Financial Instruments

The Company’s financial instruments are held for purposes other than trading. The fair values of these financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques. Estimated fair values are significantly affected by the assumptions used. As required by ASC No. 820 (“ASC 820”), “Fair Value Measurements and Disclosures,” fair value measurements of financial instruments are categorized as Level 1, Level 2 or Level 3, based on the types of inputs used in estimating fair values.

Level 1 fair values are those determined using quoted prices in active markets for identical assets or liabilities with no valuation adjustments applied. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuation of these items is, therefore, sensitive to the assumptions used. Fair values represent the Company’s best estimates as of

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

March 31, 2011, based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

The following table sets forth the values and measurement methods used for financial instruments that are measured at fair value on a recurring basis:

			FAIR VALUE
(in thousands)	HIERARCHY	MARCH 31, 2011	DECEMBER 31, 2010
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$2,409	$15,863
Obligations of U.S. and local government agencies	Levels 1 and 2	39,636	33,044
Corporate debt securities issued under
U.S. government/agency-backed programs	Level 2	73,661	170,990
Corporate debt securities	Level 2	192,857	105,102
Asset-backed securities	Level 2	22,095	7,632
Time deposits	Level 2	45,719	76,312
Short-term pooled investments	Levels 1 and 2	31,971	28,852
Mortgage loans held-for-sale	Level 2	6,909	9,534
Mortgage interest rate lock commitments	Level 3	2,724	1,496
Forward-delivery contracts	Level 2	(397)	719
Options on futures contracts	Level 1	-	81

Marketable Securities, Available-for-sale

At March 31, 2011 and December 31, 2010, the Company had $408.3 million and $437.8 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. (See Note 6, “Marketable Securities, Available-for-sale.”)

Other Financial Instruments

Options on futures contracts are exchange traded and based on quoted market prices (Level 1). Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). At March 31, 2011, contractual principal amounts of loans held-for-sale totaled $6.8 million, compared to $9.6 million at December 31, 2010. Mortgage interest rate lock commitments (“IRLCs”) are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. Mortgage loans held-for-sale, options on futures contracts and IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans for the three-month periods ended March 31, 2011 and 2010, totaled $2.6 million and $4.5 million, respectively. Gains and losses related to forward-delivery contracts, options on futures contracts and IRLCs were included in “Financial services” revenues within the Consolidated Statements of Earnings.

At March 31, 2011, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $72,000.  At December 31, 2010, the excess of the aggregate unpaid principal balance over the aggregate fair value for mortgage loans held-for-sale measured at fair value totaled $86,000.  These amounts were included in “Financial services” revenues within the Consolidated Statements of Earnings. At March 31, 2011, the Company held two loans with payments 90 days or more past due that had an

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

aggregate carrying value of $417,000 and an aggregate unpaid principal balance of $473,000. At December 31, 2010, the Company held two loans with payments 90 days or more past due that had an aggregate carrying value of $468,000 and an aggregate unpaid principal balance of $592,000.

While recorded fair values represent management’s best estimates based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could materially impact these fair values.

The following table represents a reconciliation of changes in the fair values of Level 3 items (IRLCs) included in “Financial services” revenues within the Consolidated Statements of Earnings:

(in thousands)	2011	2010
Fair value at January 1	$1,496	$2,055
Additions	4,146	5,509
Gain realized on conversion to loans	(2,631)	(4,459)
Change in valuation of items held	(287)	(63)
Fair value at March 31	$2,724	$3,042

Nonfinancial Instruments

In accordance with ASC 820, the Company measures certain nonfinancial homebuilding assets at their fair values on a nonrecurring basis. (See Note 7, “Housing Inventories.”)

The following table summarizes the fair values of the Company’s nonfinancial assets that represent the fair values for communities and other homebuilding assets for which the Company recognized noncash impairment charges during the reporting periods:

			FAIR VALUE
(in thousands)	HIERARCHY	MARCH 31, 2011	DECEMBER 31, 2010
Housing inventory and inventory held-for-sale [1]	Level 3	$11,393	$32,196
Other assets held-for-sale and investments in joint ventures [2]	Level 3	1,670	3,068
Total		$13,063	$35,264

[1]

In accordance with ASC 330, the fair values of housing inventory and inventory held-for-sale that were impaired during 2011 totaled $11.4 million at March 31, 2011. The impairment charges related to these assets totaled $9.6 million for the three months ended March 31, 2011. At December 31, 2010, the fair values of housing inventory and inventory held-for-sale that were impaired during 2010 totaled $32.2 million. The impairment charges related to these assets totaled $33.3 million for the year ended December 31, 2010.

[2]

In accordance with ASC 330, the fair values of other assets held-for-sale that were impaired during 2011 totaled $370,000 at March 31, 2011. The impairment charges related to these assets totaled $25,000 for the three months ended March 31, 2011. At December 31, 2010, the fair values of other assets held-for-sale that were impaired during 2010 totaled $1.6 million. The impairment charges related to these assets totaled $235,000 for the year ended December 31, 2010. In accordance with ASC 330, the fair values of investments in joint ventures that were impaired during 2011 totaled $1.3 million at March 31, 2011. The impairment charges related to these assets totaled $32,000 for the three months ended March 31, 2011. At December 31, 2010, the fair values of investments in joint ventures that were impaired during 2010 totaled $1.4 million. The impairment charges related to these assets totaled $4.1 million for the year ended December 31, 2010.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 12.  Postretirement Benefits

The Company has a supplemental nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with this plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plans to implement and carry out its provisions and finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At March 31, 2011, the cash surrender value of these contracts was $12.0 million, compared to $10.1 million at December 31, 2010, and was included in “Other” assets. The net periodic benefit cost of the plan for the three months ended March 31, 2011, was $143,000, which included service costs of $262,000 and interest costs of $183,000, partially offset by an investment gain of $302,000. The net periodic benefit cost of the plan for the three months ended March 31, 2010, was $17,000, which included service costs of $43,000 and interest costs of $140,000, partially offset by an investment gain of $166,000. The $10.7 million and $10.3 million projected benefit obligations at March 31, 2011 and December 31, 2010, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The discount rate used for the plan was 7.0 percent for the quarters ended March 31, 2011 and 2010.

Note 13.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated deferred tax assets for the first quarters of 2011 and 2010 primarily due to inventory impairments and net operating loss carryforwards. In light of these additional impairments, the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn’s duration, which limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company recorded a net valuation allowance totaling $6.1 million against its deferred tax assets during the quarter ended March 31, 2011, which was reflected as a noncash charge to income tax expense. The balance of the deferred tax valuation allowance was $259.9 million and $253.8 million at March 31, 2011 and December 31, 2010, respectively. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

For the quarter ended March 31, 2011, the Company’s effective income tax benefit rate was 10.9 percent due to a noncash charge of $6.1 million for the Company’s deferred tax valuation allowance and to a $2.4 million benefit due to the settlement of a previously reserved unrecognized tax benefits. For the quarter ended March 31, 2010, the Company’s effective income tax benefit rate was 0.0 percent due to a noncash charge of $5.0 million for the Company’s deferred tax valuation allowance, which offsets the benefit generated during the quarter.

The Company made a $1.6 million settlement payment for income tax, interest and penalty to a state taxing authority during the quarter ended March 31, 2011. Additionally, it recorded a tax benefit of $2.4 million to reverse the excess reserve previously recorded for the tax position that related to this settlement. At March 31,

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

2011, the Company’s liability for gross unrecognized tax benefits was $1.3 million, which reflected a decrease of $1.9 million from the balance of $3.2 million at December 31, 2010. The Company had $544,000 and $2.7 million in accrued interest and penalties at March 31, 2011 and December 31, 2010, respectively.

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

Note 14.  Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.3 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively. Stock-based compensation expense has been allocated to the Company’s business units and reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses.

A summary of stock option activity in accordance with the Company’s equity incentive plans as of March 31, 2011 and 2010, and changes for the three-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2010	3,693,697	$36.43	3.1
Granted	821,000	23.27
Exercised	(84,956)	7.48
Forfeited	(80,198)	34.63
Options outstanding at March 31, 2010	4,349,543	$34.54	3.3	$6,705
Available for future grant	948,238
Total shares reserved at March 31, 2010	5,297,781
Options exercisable at March 31, 2010	2,846,673	$39.56	2.9	$4,398
Options outstanding at January 1, 2011	3,722,656	$33.29	2.8
Granted	781,000	16.52
Exercised	(36,398)	11.50
Forfeited	(16,292)	24.72
Options outstanding at March 31, 2011	4,450,966	$30.55	3.0	$661
Available for future grant	558,200
Total shares reserved at March 31, 2011	5,009,166
Options exercisable at March 31, 2011	2,908,186	$36.29	2.3	$440

The Company recorded stock-based compensation expense related to employee stock options of $1.1 million and $1.5 million for the three-month periods ended March 31, 2011 and 2010, respectively.

During the quarters ended March 31, 2011 and 2010, the total intrinsic values of stock options exercised were $256,000 and $1.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards to senior executives totaled $1.1 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following is a summary of activity relating to restricted stock unit awards:

	2011	2010
Restricted stock units at January 1	727,317	609,812
Shares awarded	305,000	354,000
Shares vested	(181,666)	(100,003)
Shares forfeited	(60,000)	(50,999)
Restricted stock units at March 31	790,651	812,810

At March 31, 2011, the outstanding restricted shares are expected to vest as follows: 2011—132,826; 2012—338,827; 2013—217,331; and 2014—101,667.

The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $108,000 and $116,000 during the quarters ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, shares of common stock available for grant under the Director Plan totaled 21,975.

Note 15.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At March 31, 2011 and December 31, 2010, it had cash deposits and letters of credit outstanding that totaled $44.5 million and $48.7 million, respectively, pertaining to land purchase contracts with aggregate purchase prices of $380.7 million and $374.6 million, respectively. At March 31, 2011 and December 31, 2010, the Company had $764,000 and $834,000, respectively, in commitments with respect to option contracts having specific performance provisions.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At March 31, 2011, development bonds totaled $103.1 million, while performance-related cash deposits and letters of credit totaled $43.0 million. At December 31, 2010, development bonds totaled $109.7 million, while performance-related cash deposits and letters of credit totaled $41.9 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

In April 2009, a derivative complaint, City of Miami Police Relief and Pension Fund v. R. Chad Dreier, et al., was filed in the Superior Court for the State of California, County of Los Angeles, which named as defendants certain current and former directors and officers of the Company. The complaint alleged that these individual defendants breached their fiduciary duties to the Company from 2003 to 2008 by not adequately supervising Ryland business practices and by not ensuring that proper internal controls were instituted and followed. During the first quarter of 2011, the parties finalized a proposed settlement for this litigation, which was submitted to the court for approval. Final approval by the court is anticipated in the second quarter of 2011. As finalized, the resolution of this derivative action will not have a material adverse effect on the Company’s financial condition.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  The Company had outstanding IRLCs with notional amounts that totaled $116.8 million and $95.0 million at March 31, 2011 and December 31, 2010, respectively. Hedging instruments, including forward-delivery contracts, are utilized to hedge the risks associated with interest rate fluctuations on IRLCs.

The mortgage industry has experienced substantial increases in delinquencies, foreclosures and foreclosures-in-process in recent years. Under certain circumstances, RMC is required to indemnify loan investors for losses

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

incurred on sold loans. Once loans are sold, the ownership, credit risk and management, including servicing of the loans, passes to the third-party purchaser. RMC retains no role or interest other than industry standard representations and warranties. Reserves are created to address repurchase and indemnity claims made by these third-party investors or purchasers. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, industry foreclosure data, the Company’s portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections.

While the Company’s access to delinquency information is limited subsequent to loan sale, based on a review of information provided voluntarily by certain investors and on government loan reports made available by the U.S. Department of Housing and Urban Development, the Company believes that the average delinquency rates of RMC’s loans are generally in line with industry averages.

The following table summarizes the composition of the Company’s mortgage loan types originated, its credit scores and its loan-to-value ratio:

	THREE MONTHS
	ENDED
	MARCH 31,	TWELVE MONTHS ENDED DECEMBER 31,
	2011	2010	2009	2008	2007	2006
Prime	39.4%	34.9%	32.9%	51.8%	72.0%	68.8%
Government (FHA/VA)	60.6	65.1	67.1	48.2	20.1	6.9
Alt A	-	-	-	-	7.5	21.8
Subprime	-	-	-	-	0.4	2.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Average FICO credit score	729	723	717	711	713	715
Average combined loan-to-value ratio	90.3%	90.8%	91.4%	90.1%	89.1%	88.4%

Delinquency rates for loans originated in 2008 and subsequent years have significantly declined from those in 2005 through 2007. The Company primarily attributes this decrease in delinquency rates to the industrywide tightening of credit standards and the elimination of most nontraditional loan products.

Changes in the Company’s loan loss reserves during the periods were as follows:

(in thousands)	2011	2010
Balance at January 1	$8,934	$17,875
Provision for losses	(70)	2,283
Settlements made	(140)	(6,283)
Balance at March 31	$8,724	$13,875

Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves were reflected in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” expense within the Consolidated Statements of Earnings.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Changes in the Company’s product liability reserves during the periods were as follows:

(in thousands)	2011	2010
Balance at January 1	$20,112	$24,268
Warranties issued	861	1,371
Changes in liability for accruals related to pre-existing warranties	421	418
Settlements made	(1,293)	(2,969)
Balance at March 31	$20,101	$23,088

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At March 31, 2011 and December 31, 2010, RHIC had $21.1 million in subcontractor product liability reserves in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

Changes in RHIC’s insurance reserves during the periods were as follows:

(in thousands)	2011	2010
Balance at January 1	$21,141	$25,069
Insurance expense provisions or adjustments	-	-
Loss expenses paid	-	(342)
Balance at March 31	$21,141	$24,727

Expense provisions or adjustments to RHIC’s insurance reserves have been included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and to the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates. The Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. At March 31, 2011 and December 31, 2010, the Company had legal reserves of $7.5 million and $8.1 million, respectively. (See “Part II, Item 1. Legal Proceedings.”)

Note 16.  New Accounting Pronouncements

ASU 2010-20 and ASU 2011-01

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20 (“ASU 2010-20”), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 amends Topic 310, “Receivables,” to provide additional disclosures related to credit risk inherent in an entity’s portfolio of financing receivables. ASU 2010-20 was previously effective for interim and annual reporting periods ending after December 15, 2010. However, in January 2011, the FASB issued ASU No. 2011-01 (“ASU 2011-01”), “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” to delay the effective date to interim or annual periods ending after June 15, 2011. The

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Company does not anticipate that ASU 2010-20 will have a material impact on its consolidated financial statements.

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

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2011
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$93,235	$75,350	$6,344	$-	$174,929

EXPENSES	110,362	82,674	5,135	-	198,171
OTHER INCOME	1,308	-	-	-	1,308
(Loss) earnings before taxes	(15,819)	(7,324)	1,209	-	(21,934)
Tax (benefit) expense	(1,729)	(801)	132	-	(2,398)
Equity in net loss of subsidiaries	(5,446)	-	-	5,446	-
NET (LOSS) EARNINGS	$(19,536)	$(6,523)	$1,077	$5,446	$(19,536)

	THREE MONTHS ENDED MARCH 31, 2010
REVENUES	$127,707	$114,173	$8,888	$-	$250,768

EXPENSES	138,405	119,162	8,416	-	265,983
OTHER INCOME	918	-	-	-	918
(Loss) earnings before taxes	(9,780)	(4,989)	472	-	(14,297)
Tax benefit	-	-	-	-	-
Equity in net loss of subsidiaries	(4,517)	-	-	4,517	-
NET (LOSS) EARNINGS	$(14,297)	$(4,989)	$472	$4,517	$(14,297)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	MARCH 31, 2011
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$28,682	$151,155	$22,386	$-	$202,223
Marketable securities and restricted cash	449,606	-	34,057	-	483,663
Consolidated inventories owned	458,553	284,232	-	-	742,785
Consolidated inventories not owned	19,423	-	54,967	-	74,390
Total inventories	477,976	284,232	54,967	-	817,175
Investment in subsidiaries/ intercompany receivables	457,984	-	-	(457,984)	-
Other assets	61,884	35,918	14,250	-	112,052
TOTAL ASSETS	1,476,132	471,305	125,660	(457,984)	1,615,113

LIABILITIES
Accounts payable and other accrued liabilities	118,429	45,226	34,773	-	198,428
Debt	876,031	4,015	-	-	880,046
Intercompany payables	-	215,120	3,993	(219,113)	-
TOTAL LIABILITIES	994,460	264,361	38,766	(219,113)	1,078,474
EQUITY
STOCKHOLDERS’ EQUITY	481,672	206,944	31,927	(238,871)	481,672
NONCONTROLLING INTEREST	-	-	54,967	-	54,967
TOTAL LIABILITIES AND EQUITY	$1,476,132	$471,305	$125,660	$(457,984)	$1,615,113

	DECEMBER 31, 2010
ASSETS
Cash and cash equivalents	$26,711	$177,191	$22,745	$-	$226,647
Marketable securities and restricted cash	478,888	-	33,695	-	512,583
Consolidated inventory owned	449,977	261,135	-	-	711,112
Consolidated inventory not owned	26,483	-	61,806	-	88,289
Total inventories	476,460	261,135	61,806	-	799,401
Investment in subsidiaries/ intercompany receivables	464,209	-	-	(464,209)	-
Other assets	61,168	35,696	17,208	-	114,072
TOTAL ASSETS	1,507,436	474,022	135,454	(464,209)	1,652,703

LIABILITIES
Accounts payable and other accrued liabilities	131,674	44,337	35,152	-	211,163
Debt	875,906	3,972	-	-	879,878
Intercompany payables	-	212,246	7,649	(219,895)	-
TOTAL LIABILITIES	1,007,580	260,555	42,801	(219,895)	1,091,041
EQUITY
STOCKHOLDERS’ EQUITY	499,856	213,467	30,847	(244,314)	499,856
NONCONTROLLING INTEREST	-	-	61,806	-	61,806
TOTAL LIABILITIES AND EQUITY	$1,507,436	$474,022	$135,454	$(464,209)	$1,652,703

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2011
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(19,536)	$(6,523)	$1,077	$5,446	$(19,536)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities	16,390	3,610	148	-	20,148
Changes in assets and liabilities	(24,856)	(25,352)	2,442	(5,446)	(53,212)
Other operating activities, net	534	-	-	-	534
Net cash (used for) provided by operating activities	(27,468)	(28,265)	3,667	-	(52,066)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(1,857)	(688)	-	-	(2,545)
Purchases of marketable securities, available-for-sale	(434,926)	-	(976)	-	(435,902)
Proceeds from sales and maturities of marketable securities,
available-for-sale	464,849	-	1,178	-	466,027
Other investing activities, net	-	-	(4)	-	(4)
Net cash provided by (used for) investing activities	28,066	(688)	198	-	27,576
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings	(21)	43	-	-	22
Common stock dividends, repurchases and stock-based compensation	571	-	-	-	571
Decrease (increase) in restricted cash	41	-	(568)	-	(527)
Intercompany balances	782	2,874	(3,656)	-	-
Net cash provided by (used for) financing activities	1,373	2,917	(4,224)	-	66
Net increase (decrease) in cash and cash equivalents	1,971	(26,036)	(359)	-	(24,424)
Cash and cash equivalents at beginning of year	26,711	177,191	22,745	-	226,647
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,682	$151,155	$22,386	$-	$202,223

	THREE MONTHS ENDED MARCH 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(14,297)	$(4,989)	$472	$4,517	$(14,297)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities	14,498	1,761	304	-	16,563
Changes in assets and liabilities	64,321	(31,706)	(8,849)	(4,517)	19,249
Other operating activities, net	(4,488)	-	-	-	(4,488)
Net cash provided by (used for) operating activities	60,034	(34,934)	(8,073)	-	17,027
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(2,135)	(2,356)	(6)	-	(4,497)
Purchases of marketable securities, available-for-sale	-	(400,649)	(899)	-	(401,548)
Proceeds from sales and maturities of marketable securities,
available-for-sale	-	375,906	3,363		379,269
Other investing activities, net	-	-	8	-	8
Net cash (used for) provided by investing activities	(2,135)	(27,099)	2,466	-	(26,768)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(8,124)	-	-	-	(8,124)
Common stock dividends, repurchases and stock-based compensation	725	-	-	-	725
Decrease (increase) in restricted cash	-	10,468	(5)	-	10,463
Intercompany balances	(48,885)	46,605	2,280	-	-
Net cash (used for) provided by financing activities	(56,284)	57,073	2,275	-	3,064
Net increase (decrease) in cash and cash equivalents	1,615	(4,960)	(3,332)	-	(6,677)
Cash and cash equivalents at beginning of year	1,932	259,040	24,227	-	285,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,547	$254,080	$20,895	$-	$278,522

Note 18. Subsequent Events

In April 2011, the Company paid $28.2 million to repurchase $27.5 million of its 5.4 percent senior notes due 2015.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is intended to assist the reader in understanding the Company’s business and is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and accompanying notes. The Company’s results of operations discussed below are presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Forward-Looking Statements

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. The factors and assumptions upon which any forward-looking statements herein are based are subject to risks and uncertainties which include, among others:

•                  economic changes nationally or in the Company’s local markets, including volatility and increases in interest rates, the impact of, and changes in, governmental stimulus, tax and deficit reduction programs, inflation, changes in consumer demand and confidence levels and the state of the market for homes in general;

•                  changes and developments in the mortgage lending market, including revisions to underwriting standards for borrowers and lender requirements for originating and holding mortgages, and changes in government support of and participation in such market;

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically-determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuilding process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 96 percent of consolidated revenues for the quarter ended March 31, 2011. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

Operating conditions in the homebuilding industry remained difficult during the first quarter of 2011. High unemployment; tight mortgage credit standards; relatively high foreclosure activity; and related sales of lender-controlled homes continued to impact the homebuilding industry and the Company’s ability to attract qualified homebuyers during the quarter. The Company reported decreases in closing volume and sales per community for the first quarter of 2011, compared to the same period in 2010, primarily due to adverse effects from the expiration of the federal homebuyer tax credit in 2010 and from uncertainty regarding economic and home price trends. While the economy, consumer confidence and employment rates have recently shown signs of improvement, the Company will operate its business with the view that difficult conditions may persist for the near term due to recent sales trends, sustained foreclosure activity and interest rate uncertainty. Consequently, the Company reduced its staff and centralized its homebuilding operations during the quarter to better align its activities with current conditions. Although the Company continues to pursue cost efficiencies, it believes that meaningful advances in profitability will primarily come in the form of revenue growth.

For the three months ended March 31, 2011, the Company reported a consolidated net loss of $19.5 million, or $0.44 per diluted share, compared to a consolidated net loss of $14.3 million, or $0.33 per diluted share, for the same period in 2010. The increase in net loss for 2011, compared to 2010, was primarily due to an increase in inventory and other valuation adjustments and write-offs, reduced closing volume, and a higher selling, general and administrative expense ratio, partially offset by a decrease in interest expense. In addition, the Company recorded a net valuation allowance of $6.1 million against its deferred tax assets during the quarter. The deferred tax assets were largely the result of inventory impairments taken, and the allowance against them reflects uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future years, it will reverse its valuation allowance, which will, in turn, reduce its effective income tax rate.

The Company’s consolidated revenues totaled $174.9 million for the three months ended March 31, 2011, compared to $250.8 million for the same period in 2010, a decline of 30.2 percent. This decrease was primarily attributable to a 30.1 percent decline in closings. Revenues for the homebuilding and financial services segments were $168.6 million and $6.3 million, respectively, for the first quarter of 2011, compared to $241.9 million and $8.9 million, respectively, for the first quarter of 2010.

New orders decreased 17.2 percent to 966 units for the quarter ended March 31, 2011, from 1,167 units for the same period in 2010 primarily due to soft demand in most markets. New order dollars declined 13.7 percent for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. In July 2008, Congress passed and the President signed into law the “American Housing Rescue and Foreclosure Prevention Act of 2008.” In February 2009, the “American Recovery and Reinvestment Act of 2009” was enacted. This legislation included a federal tax credit for qualified first-time homebuyers purchasing and closing a principal residence on or after January 1, 2009, and before December 1, 2009. In July 2010, this credit was extended until September 30, 2010, for eligible homebuyers who entered into a binding purchase contract on or before April 30, 2010. As a result of low prices and interest rates, the affordability of homes in most of the Company’s markets improved over the last few

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

years. Cancellation rates decreased to 18.1 percent for the first quarter of 2011 from 20.7 percent for the same period in 2010.

The Company ended the quarter with $685.9 million in cash, cash equivalents and marketable securities. In order to prepare for a slow recovery and attain volume levels commensurate with profitability, it has judiciously increased community counts since the third quarter of 2010. The Company’s number of active communities rose by 23.2 percent to 218 active communities at March 31, 2011, from 177 active communities at March 31, 2010. Its earliest senior debt maturity is in 2013. The Company’s net debt-to-capital ratio, including marketable securities, was 28.7 percent at March 31, 2011, compared to 22.0 percent at December 31, 2010. The net debt-to-capital ratio, including marketable securities, a non-GAAP financial measure, is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders’ equity, net of cash, cash equivalents and marketable securities. The Company believes the net debt-to-capital ratio, including marketable securities, is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders. Stockholders’ equity per share declined by 3.9 percent to $10.87 at March 31, 2011, compared to $11.31 at December 31, 2010. The Company’s deferred tax valuation allowance totaled $259.9 million at March 31, 2011, which will reduce its effective income tax rate in the future as it reverses.

Homebuilding

The Company’s homes are built on-site and marketed in four major geographic regions, or segments. The Company operated in the following metropolitan areas at March 31, 2011:

Region/Segment	Major Markets Served
North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	Denver, Las Vegas and Southern California

STATEMENTS OF EARNINGS
	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except units)	2011	2010
REVENUES
Housing	$168,394	$240,800
Land and other	191	1,080
TOTAL REVENUES	168,585	241,880

EXPENSES
Cost of sales
Housing	142,871	207,278
Land and other	175	457
Valuation adjustments and write-offs	9,633	4,579
Total cost of sales	152,679	212,314
Selling, general and administrative	29,083	32,186
Interest	6,287	6,814
TOTAL EXPENSES	188,049	251,314

PRETAX LOSS	$(19,464)	$(9,434)
Closings (units)	688	984
Housing gross profit margin	13.2%	12.2%
Selling, general and administrative expense ratio	17.3%	13.3%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides certain information with respect to the Company’s number of residential communities and lots under development at March 31, 2011:

			HELD-			TOTAL
	ACTIVE	INACTIVE	FOR-SALE	TOTAL	OUTSTANDING	LOTS
	COMMUNITIES	COMMUNITIES	COMMUNITIES	COMMUNITIES	CONTRACTS	CONTROLLED	*
North	60	16	-	76	445	8,297
Southeast	65	21	19	105	426	7,271
Texas	75	16	6	97	521	5,276
West	18	11	3	32	73	4,125
Total	218	64	28	310	1,465	24,969

* Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sale operations. At March 31, 2011, of the 28 communities that were held-for-sale, 20 communities had fewer than 20 lots remaining.

Three months ended March 31, 2011, compared to three months ended March 31, 2010

The homebuilding segments reported a pretax loss of $19.5 million for the first quarter of 2011, compared to a pretax loss of $9.4 million for the same period in the prior year. Homebuilding results for the first quarter of 2011 declined from the same period in 2010 primarily due to an increase in inventory and other valuation adjustments and write-offs, reduced closing volume, and a higher selling, general and administrative expense ratio, partially offset by a decrease in interest expense.

Homebuilding revenues decreased by 30.3 percent to $168.6 million for the first quarter of 2011 from $241.9 million for the first quarter of 2010 primarily due to a 30.1 percent decline in closings. Homebuilding revenues for the first quarter of 2011 included $191,000 from land sales, which resulted in net pretax earnings of $16,000, compared to homebuilding revenues for the first quarter of 2010 that included $1.1 million from land sales, which resulted in net pretax earnings of $623,000. Gross profit margin from land sales was 8.4 percent for the three months ended March 31, 2011, compared to 57.7 percent for the same period in the prior year. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Housing gross profit margin for the first quarter of 2011 was 13.2 percent, compared to 12.2 percent for the first quarter of 2010. This increase in housing gross profit margin was primarily attributable to reduced direct construction costs that related to homes closed during the quarter and to the recovery of $3.0 million from third parties related to costs to repair Chinese drywall in Florida in 2010, partially offset by an increase in land costs that were due, in part, to a change in the mix of homes delivered from various markets closed during the quarter and lower leverage of direct overhead expenses due to a lower volume of homes delivered. New inventory and other valuation adjustments and land option abandonments impacting gross profit margin increased to $9.6 million for the three months ended March 31, 2011, from $4.6 million for the same period in 2010.

The selling, general and administrative expense ratio totaled 17.3 percent of homebuilding revenues for the first quarter of 2011, compared to 13.3 percent for the first quarter of 2010.  This increase was primarily attributable to lower leverage that resulted from a decline in revenues and to severance charges that totaled $1.8 million primarily related to the Company’s consolidation of its regional homebuilding management group in January 2011, partially offset by other cost-saving initiatives. Selling, general and administrative expense dollars decreased during the first quarter of 2011 to $29.1 million from $32.2 million for the same period in 2010.

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; and inventory held-for-sale, rose by 3.3 percent to $762.2 million at March 31,

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

2011, from $737.6 million at December 31, 2010. Homes under construction increased by 12.2 percent to $309.2 million at March 31, 2011, from $275.5 million at December 31, 2010. Land under development and improved lots increased by 3.1 percent to $414.1 million at March 31, 2011, compared to $401.5 million at December 31, 2010, as the Company acquired land and opened more communities in the first quarter of 2011. Inventory held-for-sale decreased by 42.9 percent to $19.5 million at March 31, 2011, compared to $34.2 million at December 31, 2010. Its investments in joint ventures decreased to $12.7 million at March 31, 2011, from $13.4 million at December 31, 2010. The Company consolidated $74.4 million of inventory not owned at March 31, 2011, compared to $88.3 million at December 31, 2010. The Company had 307 model homes with inventory values totaling $63.8 million at March 31, 2011, compared to 309 model homes with inventory values totaling $64.1 million at December 31, 2010. In addition, the Company had 561 started and unsold homes with inventory values totaling $84.4 million at March 31, 2011, compared to 494 started and unsold homes with inventory values totaling $82.9 million at December 31, 2010.

Low interest rates and home prices have led to favorable affordability levels. Additionally, there is an appearance of stabilization in certain housing markets. However, these conditions are not reflected in recent low sales activity. It is difficult to predict when economic conditions might improve and the oversupply of homes moving through the foreclosure process or readily available-for-sale may recede, which may be prerequisites to a recovery in the homebuilding industry. The Company’s primary focus is to reload inventory in anticipation of more favorable economic conditions in 2012 and return to profitability when conditions improve, balancing those two objectives with cash preservation. Increasing community count is among the Company’s greatest challenges and highest priorities as it looks for opportunities to return to growth and replace closed communities with new land parcels generating higher gross profit margins. The Company secured 1,615 owned or controlled lots, opened 20 communities and closed 9 communities during the three-month period ended March 31, 2011. Community counts rose during the first quarter of 2011, and the Company operated from 5.3 percent more active communities at March 31, 2011, than it did at December 31, 2010. The number of lots controlled was 23,298 lots at March 31, 2011, compared to 23,215 lots at December 31, 2010. Optioned lots, as a percentage of lots controlled, decreased to 27.7 percent at March 31, 2011, from 28.7 percent at December 31, 2010. In addition, the Company controlled 1,671 lots and 1,593 lots under joint venture agreements at March 31, 2011 and December 31, 2010, respectively.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $15.6 million and $14.2 million for the three months ended March 31, 2011 and 2010, respectively. The homebuilding segment recorded $6.3 million of interest expense during the first quarter of 2011, compared to $6.8 million of interest expense during the same period in 2010. The decrease in interest expense was primarily due to more interest incurred being capitalized during the first quarter of 2011, which resulted from a higher level of inventory under development.

Homebuilding Segment Information

Conditions during the first quarter of 2011 have been most challenging in geographical areas that are experiencing continuing price pressure. These areas are primarily located in the Charleston, Charlotte, Chicago, Las Vegas and Orlando markets. As a result of lackluster demand and foreclosure activity, the excess supply of housing inventory has remained high in most markets.

New Orders

New orders decreased 17.2 percent to 966 units for the first quarter of 2011 from 1,167 units for the same period in 2010, and new order dollars declined 13.7 percent for the first quarter of 2011, compared to the same period in 2010. New orders for the three months ended March 31, 2011, decreased 27.3 percent in the Southeast, 11.2 percent in Texas and 49.3 percent in the West, and increased 4.3 percent in the North, compared to the three months ended March 31, 2010. The decline in new orders was due, in part, to broader market trends and economic conditions that contributed to soft demand for residential housing. Additionally, the Company’s

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

average monthly sales absorption rate was 1.5 homes per community for the quarter ended March 31, 2011, versus 2.2 homes per community for the same period in 2010.

The following table provides the number of the Company’s active communities at March 31, 2011 and 2010:

	2011	2010	% CHG
North	60	54	11.1%
Southeast	65	58	12.1
Texas	75	52	44.2
West	18	13	38.5
Total	218	177	23.2%

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

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the quarters ended March 31, 2011 and 2010:

	2011	% CHG	2010	% CHG
UNITS
North	318	4.3%	305	(38.4)%
Southeast	282	(27.3)	388	37.1
Texas	293	(11.2)	330	(16.2)
West	73	(49.3)	144	(17.7)
Total	966	(17.2)%	1,167	(13.4)%

DOLLARS (in millions)
North	$86	8.0%	$79	(36.9)%
Southeast	61	(25.7)	82	25.3
Texas	71	(11.0)	81	(5.8)
West	20	(41.4)	34	(13.5)
Total	$238	(13.7)%	$276	(12.7)%

The following table provides the Company’s cancellation rates for the quarters ended March 31, 2011 and 2010:

	2011	2010
North	16.8%	24.9%
Southeast	18.3	14.5
Texas	19.3	21.6
West	18.0	24.6
Total	18.1%	20.7%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the quarters ended March 31, 2011 and 2010:

		2011		2010
	AVG $ PER UNIT	% OF	AVG $ PER UNIT	% OF
	(in thousands)	REVENUES	(in thousands)	REVENUES
North	$32	10.8%	$36	11.7%
Southeast	26	10.7	29	11.0
Texas	37	13.5	32	11.9
West	37	11.4	26	10.7
Total	$32	11.6%	$31	11.4%

Closings

The following table provides the Company’s closings and average closing prices for the quarters ended March 31, 2011 and 2010:

	2011	% CHG	2010	% CHG
UNITS
North	210	(23.6)%	275	(16.4)%
Southeast	212	(24.8)	282	1.4
Texas	213	(19.9)	266	(15.6)
West	53	(67.1)	161	26.8
Total	688	(30.1)%	984	(6.2)%

AVERAGE PRICE (in thousands)
North	$264	(4.7)%	$277	5.3%
Southeast	221	(5.2)	233	(10.0)
Texas	238	0.4	237	6.3
West	292	31.5	222	(5.1)
Total	$245	-%	$245	(0.8)%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At March 31, 2011, the Company had outstanding contracts for 1,465 units, representing a 23.4 percent increase from 1,187 units at December 31, 2010, and a 23.5 percent decrease from 1,915 units at March 31, 2010. The $367.4 million value of outstanding contracts at March 31, 2011, represented a decrease of 21.9 percent from the $470.3 million value of outstanding contracts at March 31, 2010.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at March 31, 2011 and 2010:

			2011			2010
	UNITS	DOLLARS (in millions)	AVG PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVG PRICE (in thousands)
North	445	$125	$282	550	$149	$271
Southeast	426	91	214	587	130	222
Texas	521	131	251	575	145	252
West	73	20	269	203	46	226
Total	1,465	$367	$251	1,915	$470	$246

At March 31, 2011, the Company projected that approximately 49 percent of its total outstanding contracts will close during the second quarter of 2011, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following table provides a summary of results for the homebuilding segments for the quarterly periods presented:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2011	2010
NORTH
Revenues	$55,443	$76,742
Expenses
Cost of sales	48,797	66,930
Selling, general and administrative	9,791	10,652
Interest	2,283	2,239
Total expenses	60,871	79,821
Pretax loss	$(5,428)	$(3,079)
Housing gross profit margin	12.0%	12.3%

SOUTHEAST
Revenues	$46,998	$65,853
Expenses
Cost of sales	46,145	61,157
Selling, general and administrative	7,998	9,171
Interest	1,889	2,177
Total expenses	56,032	72,505
Pretax loss	$(9,034)	$(6,652)
Housing gross profit margin	10.5%	7.9%

TEXAS
Revenues	$50,682	$63,157
Expenses
Cost of sales	44,444	54,414
Selling, general and administrative	8,089	6,980
Interest	1,361	1,882
Total expenses	53,894	63,276
Pretax loss	$(3,212)	$(119)
Housing gross profit margin	16.0%	13.8%

WEST
Revenues	$15,462	$36,128
Expenses
Cost of sales	13,293	29,813
Selling, general and administrative	3,205	5,383
Interest	754	516
Total expenses	17,252	35,712
Pretax (loss) earnings	$(1,790)	$416
Housing gross profit margin	16.5%	17.1%

TOTAL
Revenues	$168,585	$241,880
Expenses
Cost of sales	152,679	212,314
Selling, general and administrative	29,083	32,186
Interest	6,287	6,814
Total expenses	188,049	251,314
Pretax loss	$(19,464)	$(9,434)
Housing gross profit margin	13.2%	12.2%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended March 31, 2011, compared to three months ended March 31, 2010

North—Homebuilding revenues decreased by 27.8 percent to $55.4 million in 2011 from $76.7 million in 2010 primarily due to a 23.6 percent decline in the number of homes delivered and to a 4.7 percent decrease in average sales price. Gross profit margin on home sales was 12.0 percent in 2011, compared to 12.3 percent in 2010. This decrease was primarily due to higher land costs, lower leverage of direct overhead expenses and an increase of $489,000 in inventory valuation adjustments and write-offs, partially offset by reduced direct construction costs, warranties recovered in 2011 and a decline in sales incentives and price concessions. As a result, the North region incurred a pretax loss of $5.4 million in 2011, compared to a pretax loss of $3.1 million in 2010.

Southeast—Homebuilding revenues decreased by 28.6 percent to $47.0 million in 2011 from $65.9 million in 2010 primarily due to a 24.8 percent decrease in the number of homes delivered and to a 5.2 percent decline in average sales price. Gross profit margin on home sales was 10.5 percent in 2011, compared to 7.9 percent in 2010. This improvement was primarily due to warranties recovered in 2011, reduced direct construction costs, a decline of $1.7 million in inventory valuation adjustments and write-offs and a decrease in sales incentives and price concessions, partially offset by lower leverage of direct overhead expenses and decreased land costs. As a result, the Southeast region incurred a pretax loss of $9.0 million in 2011, compared to a pretax loss of $6.7 million in 2010.

Texas—Homebuilding revenues decreased by 19.8 percent to $50.7 million in 2011 from $63.2 million in 2010 primarily due to a 19.9 percent decline in the number of homes delivered, partially offset by a 0.4 percent increase in average sales price. Gross profit margin on home sales was 16.0 percent in 2011, compared to 13.8 percent in 2010. This improvement was primarily due to reduced land and direct construction costs and to warranties recovered in 2011, partially offset by a rise in sales incentives and price concessions and an increase of $365,000 in inventory and other valuation adjustments and write-offs. As a result, the Texas region incurred a pretax loss of $3.2 million in 2011, compared to a pretax loss of $119,000 in 2010.

West—Homebuilding revenues decreased by 57.2 percent to $15.5 million in 2011 from $36.1 million in 2010 primarily due to a 67.1 percent decline in the number of homes delivered, partially offset by a 31.5 percent increase in average sales price. Gross profit margin on home sales was 16.5 percent in 2011, compared to 17.1 percent in 2010. This decrease was primarily due to higher land costs, lower leverage of direct overhead expenses and an increase in sales incentives and price concessions, partially offset by warranties recovered in 2011 and by reduced direct construction costs. As a result, the West region incurred a pretax loss of $1.8 million in 2011, compared to pretax earnings of $416,000 in 2010.

Impairments

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges are required to be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. (See Note 7, “Housing Inventories.”)

Due to continued pressure on home prices and isolated lots held-for-sale, symptomatic of excess home inventories, the Company recorded inventory impairment charges of $9.6 million and $4.3 million during the three months ended March 31, 2011 and 2010, respectively, in order to reduce the carrying values of the impaired communities to their estimated fair values. Three communities in which the Company expects to build homes were impaired for a total of $3.2 million; the remaining impairments that totaled $6.4 million represented adjustments to land and lots held for immediate sale. At March 31, 2011, the fair value of the Company’s inventory subject to valuation adjustments of $9.6 million during the quarter was $11.4 million. For the three-month periods ended March 31, 2011 and 2010, the Company recorded joint venture and other valuation adjustments that totaled $38,000 and $350,000, respectively. Should market conditions deteriorate or costs

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue. During the three-month period ended March 31, 2011, the Company wrote off $17,000 of earnest money deposits and $249,000 of feasibility costs. For the same period in 2010, the Company wrote off $300,000 of earnest money deposits and $70,000 of feasibility costs. Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

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

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31,
(in thousands, except units)	2011	2010

REVENUES
Income from origination and sale of mortgage loans, net	$4,874	$6,922
Title, escrow and insurance	1,345	1,850
Interest and other	125	116
TOTAL REVENUES	6,344	8,888
EXPENSES	5,135	8,416
PRETAX EARNINGS	$1,209	$472
Originations (units)	517	746
Ryland Homes origination capture rate	80.7%	83.6%

Three months ended March 31, 2011, compared to three months ended March 31, 2010

For the three months ended March 31, 2011, the financial services segment reported pretax earnings of $1.2 million, compared to pretax earnings of $472,000 for the same period in 2010. This improvement was primarily due to reductions in loan indemnification expense and overhead costs, partially offset by lower origination income due to a 30.6 percent decline in volume and by $246,000 of severance charges. Revenues for the financial services segment decreased 28.6 percent to $6.3 million for the three months ended March 31, 2011, compared to $8.9 million for the same period in the prior year. For the three months ended March 31, 2011, financial services expense totaled $5.1 million, versus $8.4 million for the same period in 2010. For the three months ended March 31, 2011 and 2010, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 80.7 percent and 83.6 percent, respectively.

Corporate

Three months ended March 31, 2011, compared to three months ended March 31, 2010

Corporate expense was $5.0 million and $6.3 million for the three months ended March 31, 2011 and 2010, respectively. This decrease in corporate expense was primarily due to lower incentive compensation costs for the first quarter of 2011, partially offset by $810,000 of severance charges, versus the first quarter of 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the first quarter of 2011, the Company determined that an additional valuation allowance was warranted; therefore, a net valuation allowance totaling $6.1 million, which was reflected as a noncash charge to income tax expense, was recorded. At March 31, 2011, the balance of the deferred tax valuation allowance was $259.9 million.

For the quarter ended March 31, 2011, the Company’s effective income tax benefit rate was 10.9 percent due to a noncash charge of $6.1 million for the Company’s deferred tax valuation allowance and to a $2.4 million benefit due to the settlement of a previously reserved unrecognized tax benefits. For the quarter ended March 31, 2010, the Company’s effective income tax benefit rate was 0.0 percent due to a noncash charge of $5.0 million for the Company’s deferred tax valuation allowance, which offsets the benefit generated during the quarter.

The Company made a $1.6 million settlement payment for income tax, interest and penalty to a state taxing authority during the quarter ended March 31, 2011. Additionally, it recorded a tax benefit of $2.4 million to reverse the excess reserve previously recorded for the tax position that related to this settlement. At March 31, 2011, the Company’s liability for gross unrecognized tax benefits was $1.3 million, which reflected a decrease of $1.9 million from the balance of $3.2 million at December 31, 2010. The Company had $544,000 and $2.7 million in accrued interest and penalties at March 31, 2011 and December 31, 2010, respectively.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, the issuance of new debt securities and borrowings under a revolving credit facility that was terminated by the Company in 2009. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and extending debt maturities when market conditions are favorable, as well as by investing in new, higher-margin communities and by returning to profitability. As a result of this strategy, the Company increased its community count and inventory by opening 20 new projects during the first quarter of 2011; has no senior debt maturities until 2013; and ended the first quarter of 2011 with $685.9 million in cash, cash equivalents and marketable securities. The Company’s housing gross profit margin increased to 13.2 percent for the first quarter of 2011 from 12.2 percent for the same period in 2010. In addition, it lowered its selling, general and administrative expense by $3.1 million for the quarter ended March 31, 2011, versus the same period in 2010. The Company is committed to further reducing its selling, general and administrative expense during the remainder of 2011.

Consolidated inventory owned by the Company increased by 3.3 percent to $762.2 million at March 31, 2011, compared to $737.6 million at December 31, 2010. The Company attempts to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At March 31, 2011, it controlled 23,298 lots, with 16,854 lots owned and 6,444 lots, or 27.7 percent, under option. Lots controlled increased by 0.4 percent at March 31, 2011, from 23,215 lots controlled at December 31, 2010. The Company also controlled 1,671 lots and 1,593 lots under joint venture agreements at March 31, 2011 and December 31, 2010, respectively.  (See Note 7, “Housing Inventories,” and Note 9, “Investments in Joint Ventures.”)

At March 31, 2011, the Company’s net debt-to-capital ratio, including marketable securities, increased to 28.7 percent from 22.0 percent at December 31, 2010. The Company had $685.9 million and $739.2 million in cash, cash equivalents and marketable securities at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, the Company used $52.1 million of cash for its operations, which included cash outflows related to a $34.5 million increase in inventories, $16.7 million for other operating activities and $890,000 paid for income taxes. Investing activities provided $27.6 million, which included cash inflows of $30.1 million from net investments in marketable securities, offset by cash outflows of $2.5 million

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

related to property, plant and equipment. The Company provided $66,000 from financing activities, which included cash inflows of $1.9 million from the issuance of common stock, offset by payments of $1.3 million for dividends and an increase of $527,000 in restricted cash. The net cash used during the quarter ended March 31, 2011 was $24.4 million.

Dividends declared totaled $0.03 per share for the quarters ended March 31, 2011 and 2010.

For the quarter ended March 31, 2011, the homebuilding segments’ borrowing arrangements included senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $871.0 million and $870.9 million at March 31, 2011 and December 31, 2010, respectively.

The Company’s outstanding senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At March 31, 2011, the Company was in compliance with these covenants.

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

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $74.3 million under these agreements at March 31, 2011 and December 31, 2010.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. Such notes payable outstanding amounted to $9.0 million at March 31, 2011 and December 31, 2010.

During the quarter ended March 31, 2011, the financial services segment used existing equity and cash generated internally to finance its operations.

In 2009, the Company filed a shelf registration with the Securities and Exchange Commission (“SEC”). The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. In 2009, the Company issued $230.0 million of 8.4 percent senior notes under its shelf registration statement. In 2010, the Company issued $300.0 million of 6.6 percent senior notes under its shelf registration statement. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During the three months ended March 31, 2011, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization of $142.3 million from its Board of Directors to purchase approximately 9.0 million additional shares based on the Company’s stock price at March 31, 2011. Outstanding shares of common stock at March 31, 2011 and December 31, 2010, totaled 44,315,184 and 44,187,956, respectively.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Off—Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with minimal capital investments, thereby reducing the risks associated with land ownership and development. At March 31, 2011, the Company had $44.5 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $380.7 million, of which $764,000 contained specific performance provisions. At December 31, 2010, the Company had $48.7 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $374.6 million, of which $834,000 contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $74.4 million and $88.3 million of inventory not owned related to land and lot option purchase contracts at March 31, 2011 and December 31, 2010, respectively. (See Note 8, “Variable Interest Entities (‘VIE’),” and Note 9, “Investments in Joint Ventures.”)

At March 31, 2011 and December 31, 2010, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $74.3 million. Additionally, at March 31, 2011, it had development or performance bonds that totaled $103.1 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $109.7 million at December 31, 2010. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 17, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2011, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Outlook

During the first quarter of 2011, the Company experienced a 17.2 percent decline in sales orders for new homes, compared to the same period in 2010. High unemployment; tight mortgage credit standards; relatively high foreclosure activity; and related sales of lender-controlled homes continued to impact the homebuilding industry and the Company’s ability to attract qualified homebuyers during the quarter. Sales per community decreased for the first quarter of 2011, compared to the same period in 2010. These factors and modest economic growth are likely to continue to impact housing markets in the near term. At March 31, 2011, the Company’s backlog of orders for new homes totaled 1,465 units, or a projected dollar value of $367.4 million, reflecting an increase of 23.5 percent in projected dollar value from $297.4 million at December 31, 2010. The Company continues to focus on its objectives of reloading inventory and enhancing operating activity by increasing its number of active communities, taking advantage of attractive land acquisition opportunities as they arise, lowering construction costs and achieving overhead levels commensurate with volume. However, recent sales trends will negatively impact the Company’s financial performance in the near term. Although the Company’s outlook remains cautious, it is well positioned to successfully take advantage of any improvement in economic factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2010. For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

The Company has a committee consisting of key officers, including the chief accounting officer and general counsel, to ensure that its disclosure controls and procedures are effective at the reasonable assurance level.  These disclosure controls and procedures are designed such that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears within the Company’s 2010 Annual Report on Form 10-K. The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report, which also appears within the Company’s 2010 Annual Report on Form 10-K.

At December 31, 2010, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2011, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

In April 2009, a derivative complaint, City of Miami Police Relief and Pension Fund v. R. Chad Dreier, et al., was filed in the Superior Court for the State of California, County of Los Angeles, which named as defendants certain current and former directors and officers of the Company. The complaint alleged that these individual defendants breached their fiduciary duties to the Company from 2003 to 2008 by not adequately supervising Ryland business practices and by not ensuring that proper internal controls were instituted and followed. During the first quarter of 2011, the parties finalized a proposed settlement for this litigation, which was submitted to the court for approval. Final approval by the court is anticipated in the second quarter of 2011. As finalized, the resolution of this derivative action will not have a material adverse effect on its financial condition.

The Company is party to various other legal proceedings generally incidental to its business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three months ended March 31, 2011, compared to the risk factors set forth in the Company’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the three months ended March 31, 2011.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. At March 31, 2011, there was $142.3 million, or approximately 9.0 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date.

Item 6.  Exhibits

10.1	The Ryland Group, Inc. 2011 Equity and Incentive Plan
(Incorporated by reference from Form 8-K, filed March 24, 2011)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

May 6, 2011	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2011	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

10.1	The Ryland Group, Inc. 2011 Equity and Incentive Plan
(Incorporated by reference from Form 8-K, filed March 24, 2011)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)