Form 10-Q
period 2011-06-30
RYLAND GROUP INC
filed 2011-08-05
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of common stock of The Ryland Group, Inc., outstanding on August 4, 2011, was 44,408,594.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2011	2010	2011	2010
REVENUES
Homebuilding	$217,906	$362,337	$386,491	$604,217
Financial services	7,317	10,936	13,661	19,824
TOTAL REVENUES	225,223	373,273	400,152	624,041

EXPENSES
Cost of sales	190,463	313,667	343,214	526,083
Loss (income) from unconsolidated joint ventures	1,702	(74)	1,630	(176)
Selling, general and administrative	28,692	37,741	57,775	69,927
Financial services	5,253	11,570	10,388	19,986
Corporate	4,925	7,997	9,912	14,250
Interest	5,346	6,779	11,633	13,593
TOTAL EXPENSES	236,381	377,680	434,552	643,663

OTHER INCOME (LOSS)
Gain from marketable securities, net	1,302	1,715	2,610	2,870
Loss related to early retirement of debt, net	(857)	(19,071)	(857)	(19,308)
TOTAL OTHER INCOME (LOSS)	445	(17,356)	1,753	(16,438)
Loss before taxes	(10,713)	(21,763)	(32,647)	(36,060)
Tax benefit	-	-	(2,398)	-
NET LOSS	$(10,713)	$(21,763)	$(30,249)	$(36,060)
NET LOSS PER COMMON SHARE
Basic	$(0.24)	$(0.49)	$(0.68)	$(0.82)
Diluted	(0.24)	(0.49)	(0.68)	(0.82)
AVERAGE COMMON SHARES OUTSTANDING
Basic	44,368,874	44,038,558	44,303,958	43,976,576
Diluted	44,368,874	44,038,558	44,303,958	43,976,576
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	JUNE 30,	DECEMBER 31,
(in thousands, except share data)	2011	2010
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$182,348	$226,647
Restricted cash	72,097	74,788
Marketable securities, available-for-sale	359,006	437,795
Total cash, cash equivalents and marketable securities	613,451	739,230
Housing inventories
Homes under construction	346,445	275,487
Land under development and improved lots	416,070	401,466
Inventory held-for-sale	18,849	34,159
Consolidated inventory not owned	58,582	88,289
Total housing inventories	839,946	799,401
Property, plant and equipment	20,643	19,506
Other	98,711	94,566
TOTAL ASSETS	1,572,751	1,652,703

LIABILITIES
Accounts payable	71,146	63,384
Accrued and other liabilities	135,307	147,779
Debt	852,501	879,878
TOTAL LIABILITIES	1,058,954	1,091,041

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—44,408,594 shares at June 30, 2011
(44,187,956 shares at December 31, 2010)	44,409	44,188
Retained earnings	426,399	453,801
Accumulated other comprehensive income	1,484	1,867
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	472,292	499,856
NONCONTROLLING INTEREST	41,505	61,806
TOTAL EQUITY	513,797	561,662
TOTAL LIABILITIES AND EQUITY	$1,572,751	$1,652,703

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	SIX MONTHS ENDED
	JUNE 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,249)	$(36,060)
Adjustments to reconcile net loss to net cash (used for)
provided by operating activities:
Depreciation and amortization	5,602	9,852
Inventory and other asset impairments and write-offs	15,679	13,578
Loss on early extinguishment of debt, net	857	19,308
Gain on marketable securities	(1,685)	(1,412)
Deferred tax valuation allowance	11,503	13,204
Stock-based compensation expense	5,165	6,549
Changes in assets and liabilities:
Increase in inventories	(74,594)	(7,077)
Net change in other assets, payables and other liabilities	(26,895)	54,332
Excess tax benefits from stock-based compensation	-	(519)
Other operating activities, net	742	(4,044)
Net cash (used for) provided by operating activities	(93,875)	67,711

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,990)	(7,016)
Purchases of marketable securities, available-for-sale	(700,135)	(1,100,663)
Proceeds from sales and maturities of marketable securities, available-for-sale	780,594	1,077,349
Other investing activities, net	30	17
Net cash provided by (used for) investing activities	74,499	(30,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	-	300,000
Retirement of long-term debt	(28,222)	(300,554)
Repayments of short-term borrowings, net	(221)	(201)
Common stock dividends	(2,701)	(2,677)
Issuance of common stock under stock-based compensation	3,530	3,771
Excess tax benefits from stock-based compensation	-	519
Decrease in restricted cash	2,691	9,152
Net cash (used for) provided by financing activities	(24,923)	10,010
Net (decrease) increase in cash and cash equivalents	(44,299)	47,408
Cash and cash equivalents at beginning of period	226,647	285,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$182,348	$332,607
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (paid) refunds received for income taxes	$(1,307)	$99,535
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease (increase) in consolidated inventory not owned related to land options	$20,301	$(68,458)

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME [1]	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2011	$44,188	$453,801	$1,867	$499,856
Comprehensive loss:
Net loss		(30,249)		(30,249)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging
instruments and available-for-sale securities, net of
taxes of $237			(383)	(383)
Total comprehensive loss				(30,632)
Common stock dividends (per share $0.06)		(2,705)		(2,705)
Stock-based compensation and related income tax benefit	221	5,552		5,773
STOCKHOLDERS’ EQUITY BALANCE AT JUNE 30, 2011	$44,409	$426,399	$1,484	$472,292
NONCONTROLLING INTEREST				41,505
TOTAL EQUITY BALANCE AT JUNE 30, 2011				$513,797

1     At June 30, 2011, the balance in “Accumulated other comprehensive income” was comprised of a net unrealized gain of $1.4 million that related to cash flow hedging instruments (treasury locks) and a net unrealized gain of $56,000 that related to the Company’s marketable securities, available-for-sale, net of taxes of $885,000 and $35,000, respectively.

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

The Consolidated Balance Sheet at June 30, 2011, the Consolidated Statements of Earnings for the three- and six-month periods ended June 30, 2011 and 2010, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2011, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results.  Accordingly, the results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the operating results expected for the year ending December 31, 2011.

Note 2.  Comprehensive Loss

Comprehensive loss consists of net earnings or losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive loss totaled $10.8 million and $22.1 million for the three-month periods ended June 30, 2011 and 2010, respectively. Comprehensive loss totaled $30.6 million and $36.5 million for the six-month periods ended June 30, 2011 and 2010, respectively.

Note 3.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $182.3 million and $226.6 million at June 30, 2011 and December 31, 2010, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At June 30, 2011 and December 31, 2010, the Company had restricted cash of $72.1 million and $74.8 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $71.5 million at June 30, 2011, and $74.7 million at December 31, 2010. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as “RMC”) had restricted cash for funds held in trust for third parties of $606,000 and $100,000 at June 30, 2011 and December 31, 2010, respectively.

Note 4.  Segment Information

The Company is a leading national homebuilder and mortgage-related financial services firm. As one of the largest single-family on-site homebuilders in the United States, it operates in 15 states and 19 homebuilding markets across the country. The Company consists of six segments: four geographically-determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment, which includes RMC, RH Insurance Company, Inc. (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”) and Columbia National Risk Retention Group, Inc. (“CNRRG”), provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, along with certain assets and liabilities relating to employee benefit plans.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2011	2010	2011	2010
REVENUES
Homebuilding
North	$75,092	$116,648	$130,535	$193,390
Southeast	51,775	103,229	98,773	169,082
Texas	76,049	99,241	126,731	162,398
West	14,990	43,219	30,452	79,347
Financial services	7,317	10,936	13,661	19,824
Total	$225,223	$373,273	$400,152	$624,041
(LOSS) EARNINGS BEFORE TAXES
Homebuilding
North	$(4,668)	$(1,504)	$(10,096)	$(4,172)
Southeast	(4,749)	1,316	(13,783)	(4,580)
Texas	2,976	4,248	(236)	3,386
West	(1,856)	164	(3,646)	156
Financial services	2,064	(634)	3,273	(162)
Corporate and unallocated	(4,480)	(25,353)	(8,159)	(30,688)
Total	$(10,713)	$(21,763)	$(32,647)	$(36,060)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except share data)	2011	2010	2011	2010
NUMERATOR
Net loss	$(10,713)	$(21,763)	$(30,249)	$(36,060)

DENOMINATOR
Basic earnings per share—weighted-average shares	44,368,874	44,038,558	44,303,958	43,976,576
Effect of dilutive securities	-	-	-	-
Diluted earnings per share—adjusted
weighted-average shares and
assumed conversions	44,368,874	44,038,558	44,303,958	43,976,576
NET LOSS PER COMMON SHARE
Basic	$(0.24)	$(0.49)	$(0.68)	$(0.82)
Diluted	(0.24)	(0.49)	(0.68)	(0.82)

For the three- and six-month periods ended June 30, 2011 and 2010, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculations as they would have been antidilutive due to the Company’s net loss for the respective periods.

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

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 2011 and December 31, 2010, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three- and six-month periods ended June 30, 2011, net realized earnings totaled $1.3 million and $2.6 million, respectively. For the three- and six-month periods ended June 30, 2010, net realized earnings totaled $1.7 million and $2.9 million, respectively. These earnings were recorded in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table sets forth, by type of security, the fair values of marketable securities, available-for-sale:

				JUNE 30, 2011
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$3,156	$1	$-	$3,157
Obligations of U.S. and local government agencies	36,443	45	(175)	36,313
Corporate debt securities issued under
U.S. government/agency-backed programs	6,557	3	-	6,560
Corporate debt securities	163,306	334	(69)	163,571
Asset-backed securities	23,515	53	(91)	23,477
Total debt securities	232,977	436	(335)	233,078
Time deposits	45,908	-	-	45,908
Short-term pooled investments	80,030	-	(10)	80,020
Total marketable securities, available-for-sale	$358,915	$436	$(345)	$359,006

				DECEMBER 31, 2010
Type of security:
U.S. Treasury securities	$15,782	$81	$-	$15,863
Obligations of U.S. and local government agencies	33,247	12	(215)	33,044
Corporate debt securities issued under
U.S. government/agency-backed programs	170,878	112	-	170,990
Corporate debt securities	104,976	218	(92)	105,102
Asset-backed securities	7,643	1	(12)	7,632
Total debt securities	332,526	424	(319)	332,631
Time deposits	76,312	-	-	76,312
Short-term pooled investments	28,850	2	-	28,852
Total marketable securities, available-for-sale	$437,688	$426	$(319)	$437,795

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

The following table sets forth the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	JUNE 30, 2011	DECEMBER 31, 2010
Contractual maturity:
Maturing in one year or less	$91,028	$22,244
Maturing after one year through three years	113,010	299,381
Maturing after three years	29,040	11,006
Total debt securities	233,078	332,631
Time deposits and short-term pooled investments	125,928	105,164
Total marketable securities, available-for-sale	$359,006	$437,795

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or on similar assets to determine if the realizable values of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period or whose operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be impaired, the Company’s determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks that are associated with the assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At June 30, 2011 and December 31, 2010, valuation reserves related to impaired inventories amounted to $342.4

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

million and $361.4 million, respectively. The net carrying values of the related inventories amounted to $234.4 million and $236.3 million at June 30, 2011 and December 31, 2010, respectively.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized as the related inventory is delivered to homebuyers. The following table is a summary of activity related to capitalized interest:

(in thousands)	2011	2010

Capitalized interest at January 1	$79,911	$89,828

Interest capitalized	19,253	15,705

Interest amortized to cost of sales	(14,073)	(26,588)

Capitalized interest at June 30	$85,091	$78,945

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	JUNE 30, 2011			DECEMBER 31, 2010

	LOTS	LOTS		LOTS	LOTS

	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL

North	5,004	3,303	8,307	4,997	3,782	8,779

Southeast	6,111	1,238	7,349	6,175	771	6,946

Texas	3,717	1,412	5,129	3,402	1,538	4,940

West	1,930	791	2,721	1,982	568	2,550

Total	16,762	6,744	23,506	16,556	6,659	23,215

Note 8.  Variable Interest Entities (“VIE”)

As required by ASC No. 810 (“ASC 810”), “Consolidation of Variable Interest Entities,” a VIE is to be consolidated by a company if that company has the power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosures about VIEs that the company is not obligated to consolidate, but in which it has a significant, though not primary, variable interest.

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

In compliance with the provisions of ASC 810, the Company consolidated $58.6 million and $88.3 million of inventory not owned related to its land and lot option purchase contracts at June 30, 2011 and December 31, 2010, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company eliminated $17.1 million and $26.5 million of its related cash deposits for lot option purchase contracts at June 30, 2011 and December 31, 2010, respectively, which were included in “Consolidated inventory not owned” within the Consolidated Balance

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Sheets. Noncontrolling interest totaling $41.5 million and $61.8 million was recorded with respect to the consolidation of these contracts at June 30, 2011 and December 31, 2010, respectively, representing the selling entities’ ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $18.4 million and $11.6 million at June 30, 2011 and December 31, 2010, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $208.5 million and $130.7 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

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

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	JUNE 30, 2011			DECEMBER 31, 2010

	LOTS	LOTS		LOTS	LOTS

	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL

North	143	-	143	150	-	150

Southeast	-	-	-	-	-	-

Texas	44	-	44	68	-	68

West	172	1,300	1,472	166	1,209	1,375

Total	359	1,300	1,659	384	1,209	1,593

At June 30, 2011 and December 31, 2010, the Company’s investments in its unconsolidated joint ventures totaled $10.5 million and $13.4 million, respectively, and were classified in “Other” assets within the Consolidated Balance Sheets. For the three months ended June 30, 2011, the Company’s equity in losses from its unconsolidated joint ventures totaled $1.7 million compared to equity in earnings of $74,000 for the same period in 2010. For the six months ended June 30, 2011, the Company’s equity in losses from its unconsolidated joint ventures totaled $1.6 million, compared to equity in earnings of $176,000 for the same period in 2010. During the second quarter of 2011, the Company recorded a $1.9 million impairment related to a commercial parcel in a joint venture in Chicago.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 10.  Debt

Debt consisted of the following:

(in thousands)	JUNE 30, 2011	DECEMBER 31, 2010

Senior notes

6.9 percent senior notes due June 2013	$186,192	$186,192

5.4 percent senior notes due January 2015	131,481	158,981

8.4 percent senior notes due May 2017	230,000	230,000

6.6 percent senior notes due May 2020	300,000	300,000

Total senior notes	847,673	875,173

Debt discount	(3,961)	(4,305)

Senior notes, net	843,712	870,868

Secured notes payable	8,789	9,010

Total debt	$852,501	$879,878

At June 30, 2011, the Company had outstanding (a) $186.2 million of 6.9 percent senior notes due June 2013; (b) $131.5 million of 5.4 percent senior notes due January 2015; (c) $230.0 million of 8.4 percent senior notes due May 2017; and (d) $300.0 million of 6.6 percent senior notes due May 2020. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, at the option of the Company, in whole or in part, at any time.

During the second quarter of 2011, the Company paid $28.2 million to repurchase $27.5 million of its 5.4 percent senior notes due 2015, resulting in a loss of $857,000. The loss resulting from the debt repurchase was included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

During the second quarter of 2010, the Company redeemed and repurchased, pursuant to a tender offer and redemption, $255.7 million of its senior notes due 2012, 2013 and 2015 for $273.9 million in cash. It recognized a charge of $19.5 million resulting from the tender offer and redemption. The Company repurchased an additional $19.0 million of its senior notes, for which it paid $18.4 million in cash in the open market, resulting in a gain of $433,000. The net loss was included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $71.1 million and $74.3 million under these agreements at June 30, 2011 and December 31, 2010, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2011 and December 31, 2010, outstanding seller-financed nonrecourse secured notes payable totaled $8.8 million and $9.0 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at June 30, 2011.

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

Level 1 fair values are those determined using quoted market prices in active markets for identical assets or liabilities with no valuation adjustments applied. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuation of these items is, therefore, sensitive to the assumptions used. Fair values represent the Company’s best estimates as of June 30, 2011, based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

The following table sets forth the values and measurement methods used for financial instruments that are measured at fair value on a recurring basis:

			FAIR VALUE
(in thousands)	HIERARCHY	JUNE 30, 2011	DECEMBER 31, 2010
Marketable securities, available-for-sale

U.S. Treasury securities	Level 1	$3,157	$15,863

Obligations of U.S. and local government agencies	Levels 1 and 2	36,313	33,044

Corporate debt securities issued under

U.S. government/agency-backed programs	Level 2	6,560	170,990

Corporate debt securities	Level 2	163,571	105,102

Asset-backed securities	Level 2	23,477	7,632

Time deposits	Level 2	45,908	76,312

Short-term pooled investments	Levels 1 and 2	80,020	28,852

Mortgage loans held-for-sale	Level 2	14,951	9,534

Mortgage interest rate lock commitments (“IRLCs”)	Level 3	3,267	1,496

Forward-delivery contracts	Level 2	(326)	719

Options on futures contracts	Level 1	-	81

Marketable Securities, Available-for-sale

At June 30, 2011 and December 31, 2010, the Company had $359.0 million and $437.8 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. (See Note 6, “Marketable Securities, Available-for-sale.”)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Other Financial Instruments

Options on futures contracts are exchange traded and based on quoted market prices (Level 1). Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). At June 30, 2011, contractual principal amounts of loans held-for-sale totaled $14.7 million, compared to $9.6 million at December 31, 2010. Mortgage interest rate lock commitments (“IRLCs”) are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. Mortgage loans held-for-sale, options on futures contracts and IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans for the three-month periods ended June 30, 2011 and 2010, totaled $3.8 million and $6.2 million, respectively. Gains realized on the conversion of IRLCs to loans for the six-month periods ended June 30, 2011 and 2010, totaled $6.5 million and $10.7 million, respectively. Offsetting these gains, losses from forward-delivery contracts and options on futures contracts used to hedge IRLCs totaled $2.0 million and $3.7 million for the three-month periods ended June 30, 2011 and 2010, respectively, and totaled $2.2 million and $4.9 million for the six-month periods ended June 30, 2011 and 2010, respectively. Net gains and losses related to forward-delivery contracts, options on futures contracts and IRLCs were included in “Financial services” revenues within the Consolidated Statements of Earnings.

At June 30, 2011, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value was $247,000. At December 31, 2010, the excess of the aggregate unpaid principal balance over the aggregate fair value for mortgage loans held-for-sale measured at fair value was $86,000. These amounts were included in “Financial services” revenues within the Consolidated Statements of Earnings. At June 30, 2011, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $527,000 and an aggregate unpaid principal balance of $624,000. At December 31, 2010, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $468,000 and an aggregate unpaid principal balance of $592,000.

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

The following table represents a reconciliation of changes in the fair values of Level 3 items (IRLCs) included in “Financial services” revenues within the Consolidated Statements of Earnings:

(in thousands)	2011	2010

Fair value at January 1	$1,496	$2,055

Additions	8,448	10,995

Gain realized on conversion to loans	(6,453)	(10,687)

Change in valuation of items held	(224)	709

Fair value at June 30	$3,267	$3,072

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes the fair values of the Company’s nonfinancial assets that represent the fair values for communities and other homebuilding assets for which the Company recognized noncash impairment charges during the reporting periods:

	FAIR VALUE

(in thousands)	HIERARCHY	JUNE 30, 2011	DECEMBER 31, 2010

Housing inventory and inventory held-for-sale [1]	Level 3	$13,643	$32,196

Other assets held-for-sale and investments in joint ventures [2]	Level 3	1,291	3,068

Total		$14,934	$35,264

1

In accordance with ASC 330, the fair values of housing inventory and inventory held-for-sale that were impaired during 2011 totaled $13.6 million at June 30, 2011. The impairment charges related to these assets totaled $13.2 million for the six months ended June 30, 2011. At December 31, 2010, the fair values of housing inventory and inventory held-for-sale that were impaired during 2010 totaled $32.2 million. The impairment charges related to these assets totaled $33.3 million for the year ended December 31, 2010.

2

In accordance with ASC 330, the fair values of other assets held-for-sale that were impaired during 2010 totaled $1.6 million at December 31, 2010. The impairment charges related to these assets totaled $235,000 for the year ended December 31, 2010. In accordance with ASC 330, the fair values of investments in joint ventures that were impaired during 2011 totaled $1.3 million at June 30, 2011. The impairment charges related to these assets totaled $1.9 million for the six months ended June 30, 2011. At December 31, 2010, the fair values of investments in joint ventures that were impaired during 2010 totaled $1.4 million. The impairment charges related to these assets totaled $4.1 million for the year ended December 31, 2010.

Note 12.  Postretirement Benefits

The Company has a supplemental nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with this plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plans to implement and carry out its provisions and finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At June 30, 2011, the cash surrender value of these contracts was $12.0 million, compared to $10.1 million at December 31, 2010, and was included in “Other” assets within the Consolidated Balance Sheets. The net periodic benefit cost of these plans for the three months ended June 30, 2011, totaled $223,000, which included service costs of $28,000, interest costs of $183,000 and an investment loss of $12,000. The net periodic benefit cost of these plans for the three months ended June 30, 2010, totaled $977,000, which included service costs of $65,000, interest costs of $209,000 and an investment loss of $703,000. The net periodic benefit cost of these plans for the six months ended June 30, 2011, totaled $367,000, which included service costs of $290,000, interest costs of $366,000 and an investment gain of $289,000. The net periodic benefit cost of these plans for the six months ended June 30, 2010, totaled $994,000, which included service costs of $108,000, interest costs of $349,000 and an investment loss of $537,000. The $10.9 million and $10.3 million projected benefit obligations at June 30, 2011 and December 31, 2010, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The discount rate used for the plan was 7.0 percent for the six-month periods ended June 30, 2011 and 2010.

Note 13.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated deferred tax assets for the second quarters of 2011 and 2010

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

primarily due to inventory impairments and net operating loss carryforwards. In light of these additional impairments, the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn’s duration, which limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company recorded a net valuation allowance totaling $5.4 million against its deferred tax assets during the quarter ended June 30, 2011, which was reflected as a noncash charge to income tax expense. The balance of the deferred tax valuation allowance was $265.3 million and $253.8 million at June 30, 2011 and December 31, 2010, respectively. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

For the quarters ended June 30, 2011 and 2010, the Company’s effective income tax benefit rate was 0.0 percent due to noncash charges of $5.4 million and $8.2 million, respectively, for the Company’s deferred tax valuation allowance, which offset the benefits generated during the quarters. For the six months ended June 30, 2011, the Company’s effective income tax benefit rate was 7.4 percent, compared to 0.0 percent for the same period in 2010, primarily due to a settlement with a state tax authority during the first quarter of 2011.

During the first quarter of 2011, the Company made a $1.6 million settlement payment for income tax, interest and penalty to a state taxing authority. Additionally, it recorded a tax benefit of $2.4 million to reverse the excess reserve previously recorded for the tax position that related to this settlement. There was no significant change in the Company’s liability for gross unrecognized tax benefits during the quarter ended June 30, 2011. At June 30, 2011, the Company’s liability for gross unrecognized tax benefits was $1.3 million, which reflected a decrease of $1.9 million from the balance of $3.2 million at December 31, 2010. The Company had $544,000 and $2.7 million in accrued interest and penalties at June 30, 2011 and December 31, 2010, respectively.

Note 14.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. At June 30, 2011 and December 31, 2010, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,233,548 and 1,477,072, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. At June 30, 2011, there were 176,000 stock awards available for future grant in accordance with the Director Plan. At December 31, 2010, there were 21,975 stock awards available under the predecessor plan. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company recorded stock-based compensation expense of $2.9 million and $3.4 million for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense for the six months ended June 30, 2011 and 2010, totaled $5.2 million and $6.5 million, respectively. Stock-based compensation expense has been allocated to the Company’s business units and reported in “Corporate,” “Financial services” and “Selling, general and administrative” expenses within the Consolidated Statements of Earnings.

A summary of stock option activity in accordance with the Company’s equity incentive plans as of June 30, 2011 and 2010, and changes for the six-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2010	3,693,697	$36.43	3.1
Granted	846,000	23.30
Exercised	(95,064)	7.80
Forfeited	(364,953)	50.70
Options outstanding at June 30, 2010	4,079,680	$33.10	3.2	$1,501
Available for future grant	1,220,742
Total shares reserved at June 30, 2010	5,300,422
Options exercisable at June 30, 2010	2,806,552	$37.84	2.8	$1,055
Options outstanding at January 1, 2011	3,722,656	$33.29	2.8
Granted	781,000	16.52
Exercised	(44,398)	11.97
Forfeited	(322,424)	55.57
Options outstanding at June 30, 2011	4,136,834	$28.61	2.9	$885
Available for future grant	3,233,548
Total shares reserved at June 30, 2011	7,370,382
Options exercisable at June 30, 2011	2,685,545	$33.83	2.2	$577

The Company recorded stock-based compensation expense related to employee stock options of $1.2 million and $1.4 million for the three-month periods ended June 30, 2011 and 2010, respectively. Stock-based compensation expense related to employee stock options for the six-month periods ended June 30, 2011 and 2010, totaled $2.2 million and $2.9 million, respectively.

During the three- and six-month periods ended June 30, 2011, the total intrinsic values of stock options exercised were $29,000 and $284,000, respectively. During the three- and six-month periods ended June 30, 2010, the total intrinsic values of stock options exercised were $113,000 and $1.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards to senior executives totaled $1.6 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively. For the six-month periods ended June 30, 2011 and 2010, compensation expense associated with these awards totaled $2.7 million and $3.4 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following is a summary of activity relating to restricted stock unit awards:

	2011	2010
Restricted stock units at January 1	727,317	609,812
Shares awarded	305,000	404,000
Shares vested	(304,492)	(225,496)
Shares forfeited	(60,000)	(50,999)
Restricted stock units at June 30	667,825	737,317

At June 30, 2011, the outstanding restricted stock unit awards are expected to vest as follows: 2011—10,000; 2012—345,494; 2013—210,664; and 2014—101,667.

The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $102,000 and $172,000 for the three-month periods ended June 30, 2011 and 2010, respectively. For the six-month periods ended June 30, 2011 and 2010, stock-based compensation expense related to Director Plan stock awards totaled $210,000 and $289,000, respectively.

Note 15.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At June 30, 2011 and December 31, 2010, it had cash deposits and letters of credit outstanding that totaled $47.1 million and $48.7 million, respectively, pertaining to land purchase contracts with aggregate purchase prices of $410.1 million and $374.6 million, respectively. At June 30, 2011 and December 31, 2010, the Company had $520,000 and $834,000, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement.  The Company had outstanding IRLCs with notional amounts that totaled $130.5 million and $95.0 million at June 30, 2011 and December 31, 2010, respectively. Hedging instruments, including forward-delivery contracts, are utilized to hedge the risks associated with interest rate fluctuations on IRLCs.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At June 30, 2011, development bonds totaled $102.6 million, while performance-related cash deposits and letters of credit totaled $43.2 million. At December 31, 2010, development bonds totaled $109.7 million, while performance-related cash deposits and letters of credit totaled $41.9 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

The mortgage industry has experienced substantial increases in delinquencies, foreclosures and foreclosures-in-process in recent years. Under certain circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans. Once loans are sold, the ownership, credit risk and management, including servicing of the loans, passes to the third-party purchaser. RMC retains no role or interest other than industry-standard representations and warranties. Reserves are created to address repurchase and indemnity claims made by these third-party investors or purchasers. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, the Company’s portfolio delinquency and foreclosure rates on sold loans made available by investors, and historical loss payment patterns used to develop ultimate loss projections.

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

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	SIX MONTHS
	ENDED
	JUNE 30,	TWELVE MONTHS ENDED DECEMBER 31,
	2011	2010	2009	2008	2007	2006
Prime	40.5%	34.9%	32.9%	51.8%	72.0%	68.8%
Government (FHA/VA)	59.5	65.1	67.1	48.2	20.1	6.9
Alt A	-	-	-	-	7.5	21.8
Subprime	-	-	-	-	0.4	2.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	729	723	717	711	713	715
Average combined loan-to-value ratio	90.4%	90.8%	91.4%	90.1%	89.1%	88.4%

Delinquency rates for loans originated in 2008 and subsequent years are significantly lower than those in 2005 through 2007. The Company primarily attributes this decrease in delinquency rates to the industrywide tightening of credit standards and the elimination of most nontraditional loan products.

Changes in the Company’s loan loss reserves during the periods were as follows:

(in thousands)	2011	2010
Balance at January 1	$8,934	$17,875
Provision for losses	(18)	7,200
Settlements made	(140)	(10,117)
Balance at June 30	$8,776	$14,958

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

Changes in the Company’s product liability reserves during the six-month periods were as follows:

(in thousands)	2011	2010
Balance at January 1	$20,112	$24,268
Warranties issued	1,275	2,500
Changes in liability for accruals related to pre-existing warranties	706	3,615
Settlements made	(2,784)	(5,901)
Balance at June 30	$19,309	$24,482

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At June 30, 2011 and December 31, 2010, RHIC had $20.2 million and $21.1 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

Changes in RHIC’s insurance reserves during the six-month periods were as follows:

(in thousands)	2011	2010
Balance at January 1	$21,141	$25,069
Insurance expense provisions or adjustments	-	-
Loss expenses paid	(967)	(358)
Balance at June 30	$20,174	$24,711

Expense provisions or adjustments to RHIC’s insurance reserves have been included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and to cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and to the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates. The Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. At June 30, 2011 and December 31, 2010, the Company had legal reserves of $9.4 million and $8.1 million, respectively. (See “Part II, Item 1. Legal Proceedings.”)

Note 16.  New Accounting Pronouncements

ASU 2010-20 and ASU 2011-01

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20 (“ASU 2010-20”)‚ “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 amends Topic 310, “Receivables,” to provide additional disclosures related to credit risk inherent in an entity’s portfolio of financing receivables. ASU 2010-20 was previously effective for interim and annual reporting periods ending after December 15, 2010. However, in January 2011, the FASB issued ASU No. 2011-01 (“ASU 2011-01”), “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” to delay the effective date to interim or annual periods ending after June 15, 2011. The adoption of ASU 2010-20 did not have a material impact on the Company’s consolidated financial statements.

ASU 2011-04

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 revises the language used to describe the requirements in U.S. generally accepted accounting principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards (“IFRS”). ASU

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the unobservable input disclosures for Level 3 fair value measurements, requiring quantitative information be disclosed in relation to (a) the valuation processes used; (b) the sensitivity of the fair value measurement to changes in unobservable inputs and to interrelationships between those unobservable inputs; and (c) the use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is prohibited. The Company does not anticipate that ASU 2011-04 will have a material impact on its consolidated financial statements.

ASU 2011-05

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, components of net income, and components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2011
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$110,010	$107,896	$7,317	$-	$225,223

EXPENSES	122,848	108,280	5,253	-	236,381
OTHER INCOME (LOSS)	445	-	-	-	445

(Loss) earnings before taxes	(12,393)	(384)	2,064	-	(10,713)
Tax (benefit) expense	(343)	235	108	-	-
Equity in net earnings of subsidiaries	1,337	-	-	(1,337)	-
NET (LOSS) EARNINGS	$(10,713)	$(619)	$1,956	$(1,337)	$(10,713)

			SIX MONTHS ENDED JUNE 30, 2011
REVENUES	$203,245	$183,246	$13,661	$-	$400,152

EXPENSES	233,210	190,954	10,388	-	434,552
OTHER INCOME (LOSS)	1,753	-	-	-	1,753

(Loss) earnings before taxes	(28,212)	(7,708)	3,273	-	(32,647)
Tax (benefit) expense	(2,072)	(566)	240	-	(2,398)
Equity in net loss of subsidiaries	(4,109)	-	-	4,109	-
NET (LOSS) EARNINGS	$(30,249)	$(7,142)	$3,033	$4,109	$(30,249)

			THREE MONTHS ENDED JUNE 30, 2010
REVENUES	$199,763	$162,574	$10,936	$-	$373,273

EXPENSES	204,939	161,171	11,570	-	377,680
OTHER INCOME (LOSS)	(17,356)	-	-	-	(17,356)

(Loss) earnings before taxes	(22,532)	1,403	(634)	-	(21,763)
Tax benefit	-	-	-	-	-
Equity in net earnings of subsidiaries	769	-	-	(769)	-
NET EARNINGS (LOSS)	$(21,763)	$1,403	$(634)	$(769)	$(21,763)

			SIX MONTHS ENDED JUNE 30, 2010
REVENUES	$327,470	$276,747	$19,824	$-	$624,041

EXPENSES	343,344	280,333	19,986	-	643,663
OTHER INCOME (LOSS)	(16,438)	-	-	-	(16,438)

Loss before taxes	(32,312)	(3,586)	(162)	-	(36,060)
Tax benefit	-	-	-	-	-
Equity in net loss of subsidiaries	(3,748)	-	-	3,748	-
NET LOSS	$(36,060)	$(3,586)	$(162)	$3,748	$(36,060)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

					JUNE 30, 2011
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$-	$165,194	$17,154	$-	$182,348
Marketable securities and restricted cash	396,512	-	34,591	-	431,103
Consolidated inventory owned	481,605	299,759	-	-	781,364
Consolidated inventory not owned	17,077	-	41,505	-	58,582
Total inventories	498,682	299,759	41,505	-	839,946
Investment in subsidiaries/intercompany receivables	489,253	-	-	(489,253)	-
Other assets	57,262	37,774	24,318	-	119,354
TOTAL ASSETS	1,441,709	502,727	117,568	(489,253)	1,572,751

LIABILITIES
Accounts payable and other accrued liabilities	120,605	51,362	34,486	-	206,453
Debt	848,812	3,689	-	-	852,501
Intercompany payables	-	241,352	5,906	(247,258)	-
TOTAL LIABILITIES	969,417	296,403	40,392	(247,258)	1,058,954
EQUITY
STOCKHOLDERS’ EQUITY	472,292	206,324	35,671	(241,995)	472,292
NONCONTROLLING INTEREST	-	-	41,505	-	41,505
TOTAL LIABILITIES AND EQUITY	$1,441,709	$502,727	$117,568	$(489,253)	$1,572,751

					DECEMBER 31, 2010
ASSETS
Cash and cash equivalents	$26,711	$177,191	$22,745	$-	$226,647
Marketable securities and restricted cash	478,888	-	33,695	-	512,583
Consolidated inventory owned	449,977	261,135	-	-	711,112
Consolidated inventory not owned	26,483	-	61,806	-	88,289
Total inventories	476,460	261,135	61,806	-	799,401

Investment in subsidiaries/intercompany receivables	464,209	-	-	(464,209)	-
Other assets	61,168	35,696	17,208	-	114,072
TOTAL ASSETS	1,507,436	474,022	135,454	(464,209)	1,652,703

LIABILITIES
Accounts payable and other accrued liabilities	131,674	44,337	35,152	-	211,163
Debt	875,906	3,972	-	-	879,878
Intercompany payables	-	212,246	7,649	(219,895)	-
TOTAL LIABILITIES	1,007,580	260,555	42,801	(219,895)	1,091,041
EQUITY
STOCKHOLDERS’ EQUITY	499,856	213,467	30,847	(244,314)	499,856
NONCONTROLLING INTEREST	-	-	61,806	-	61,806
TOTAL LIABILITIES AND EQUITY	$1,507,436	$474,022	$135,454	$(464,209)	$1,652,703

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

				SIX MONTHS ENDED JUNE 30, 2011
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(30,249)	$(7,142)	$3,033	$4,109	$(30,249)
Adjustments to reconcile net (loss) income to net cash used for operating activities	32,104	4,693	324	-	37,121
Changes in assets and liabilities	(47,312)	(43,790)	(6,278)	(4,109)	(101,489)
Other operating activities, net	742	-	-	-	742
Net cash used for operating activities	(44,715)	(46,239)	(2,921)	-	(93,875)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(3,649)	(2,286)	(55)	-	(5,990)
Purchases of marketable securities, available-for-sale	(697,208)	-	(2,927)	-	(700,135)
Proceeds from sales and maturities of marketable securities, available-for-sale	778,063	-	2,531	-	780,594
Other investing activities, net	-	-	30	-	30
Net cash provided by (used for) investing activities	77,206	(2,286)	(421)	-	74,499
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in senior debt and short-term borrowings	(28,160)	(283)	-	-	(28,443)
Common stock dividends, repurchases and stock-based compensation	829	-	-	-	829
Decrease (increase) in restricted cash	3,197	-	(506)	-	2,691
Intercompany balances	(35,068)	36,811	(1,743)	-	-
Net cash (used for) provided by financing activities	(59,202)	36,528	(2,249)	-	(24,923)
Net decrease in cash and cash equivalents	(26,711)	(11,997)	(5,591)	-	(44,299)
Cash and cash equivalents at beginning of year	26,711	177,191	22,745	-	226,647
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$165,194	$17,154	$-	$182,348

			SIX MONTHS ENDED JUNE 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,060)	$(3,586)	$(162)	$3,748	$(36,060)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities	54,953	5,580	546	-	61,079
Changes in assets and liabilities	63,785	(8,421)	(4,361)	(3,748)	47,255
Other operating activities, net	(4,563)	-	-	-	(4,563)
Net cash provided by (used for) operating activities	78,115	(6,427)	(3,977)	-	67,711
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(3,223)	(3,786)	(7)	-	(7,016)
Purchases of marketable securities, available-for-sale	(697,950)	(400,649)	(2,064)	-	(1,100,663)
Proceeds from sales and maturities of marketable securities, available-for-sale	697,202	375,906	4,241	-	1,077,349
Other investing activities, net	-	-	17	-	17
Net cash (used for) provided by investing activities	(3,971)	(28,529)	2,187	-	(30,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in senior debt and short-term borrowings	(755)	-	-	-	(755)
Common stock dividends, repurchases and stock-based compensation	1,613	-	-	-	1,613
(Increase) decrease in restricted cash	(985)	10,468	(331)	-	9,152
Intercompany balances	(48,494)	48,782	(288)	-	-
Net cash (used for) provided by financing activities	(48,621)	59,250	(619)	-	10,010
Net increase (decrease) in cash and cash equivalents	25,523	24,294	(2,409)	-	47,408
Cash and cash equivalents at beginning of year	1,932	259,040	24,227	-	285,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,455	$283,334	$21,818	$-	$332,607

Note 18.  Subsequent Events

There were no events that occurred subsequent to June 30, 2011, that required recognition or disclosure in the Company’s financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is intended to assist the reader in understanding the Company’s business and is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and accompanying notes. The Company’s results of operations discussed below are presented in conformity with GAAP.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically-determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuilding process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the quarter ended June 30, 2011. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

High unemployment, tight mortgage credit standards, relatively high foreclosure activity and related sales of lender-controlled homes continued to impact the homebuilding industry, as well as the Company’s ability to attract qualified homebuyers, during the quarter. The Company reported a decrease in closing volume for the second quarter of 2011, compared to the same period in 2010, primarily due to adverse effects on sales in prior periods from the expiration of the federal homebuyer tax credit in 2010 and to uncertainty regarding economic and home price trends. Although the Company’s home sales and backlog rose relative to the second quarter of the prior year due to an increase in community counts, sales rates declined slightly. Despite attractive housing affordability levels, modest improvement in economic indicators, unsustainably low permit levels and record low construction activity, sales absorptions per community remained depressed, and the increase in absorptions typically experienced during the spring season did not appear. As a result, the Company has begun to moderate inventory investments in an effort to preserve liquidity and will operate its business with the view that difficult conditions may persist for the near term until more pronounced improvements in demand occur. Although the Company continues to pursue profitability through cost efficiencies, it believes that meaningful advances in financial performance will primarily come in the form of revenue growth.

For the three months ended June 30, 2011, the Company reported a consolidated net loss of $10.7 million, or $0.24 per diluted share, compared to a consolidated net loss of $21.8 million, or $0.49 per diluted share, for the same period in 2010. The decrease in net loss for 2011, compared to 2010, was primarily due to lower charges related to the early extinguishment of debt, reduced inventory and other valuation adjustments and write-offs and a decline in interest expense, partially offset by decreased closing volume and by a higher selling, general and administrative expense ratio. In addition, the Company recorded a net valuation allowance of $5.4 million against its deferred tax assets during the quarter. The deferred tax assets were largely the result of inventory impairments taken, and the allowance against them reflects uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future years, it will reverse its valuation allowance, which should, in turn, reduce its effective income tax rate.

The Company’s consolidated revenues totaled $225.2 million for the three months ended June 30, 2011, compared to $373.3 million for the same period in 2010, representing a 39.7 percent decline. This decrease was primarily attributable to a 41.3 percent decline in closings, partially offset by a 2.9 percent increase in average closing price. The increase in average closing price was due to a change in the product and geography mix of homes delivered during the quarter, versus the same period in 2010. Revenues for the homebuilding and financial services segments were $217.9 million and $7.3 million, respectively, for the second quarter of 2011, compared to $362.3 million and $10.9 million, respectively, for the second quarter of 2010.

New orders increased 11.2 percent to 1,065 units for the quarter ended June 30, 2011, from 958 units for the same period in 2010, primarily due to a 21.0 percent increase in active communities. New order dollars increased 15.1 percent for the quarter ended June 30, 2011, compared to the same period in 2010. In order to prepare for a slow recovery and attain volume levels commensurate with profitability, the Company has increased community

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

counts since the third quarter of 2010. The Company’s number of active communities rose 21.0 percent to 219 active communities at June 30, 2011, from 181 active communities at June 30, 2010. Its backlog increased 20.3 percent at June 30, 2011, compared to June 30, 2010. In 2008 and 2009, legislation was enacted that included a federal tax credit for qualified first-time homebuyers purchasing and closing a principal residence on or after January 1, 2009, and before December 1, 2009. In July 2010, this credit was extended until September 30, 2010, for those eligible homebuyers who entered into a binding purchase contract on or before April 30, 2010.

The Company ended the quarter with $613.5 million in cash, cash equivalents and marketable securities. The Company’s earliest senior debt maturity is in 2013. Its net debt-to-capital ratio, including marketable securities, was 33.6 percent at June 30, 2011, compared to 22.0 percent at December 31, 2010. The net debt-to-capital ratio, including marketable securities, is a non-GAAP financial measure that is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders’ equity, net of cash, cash equivalents and marketable securities. The Company believes the net debt-to-capital ratio, including marketable securities, is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders. Stockholders’ equity per share decreased 5.9 percent to $10.64 at June 30, 2011, compared to $11.31 at December 31, 2010, as a result of declining volumes to date and a lag in the impact that overhead reductions had on decreasing or eliminating losses. The Company’s deferred tax valuation allowance totaled $265.3 million at June 30, 2011, which should reduce its effective income tax rate in the future as it reverses.

Homebuilding Overview

STATEMENTS OF EARNINGS
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except units)	2011	2010	2011	2010
REVENUES
Housing	$216,493	$358,477	$384,887	$599,277
Land and other	1,413	3,860	1,604	4,940
TOTAL REVENUES	217,906	362,337	386,491	604,217

EXPENSES
Cost of sales
Housing	185,070	301,318	327,941	508,596
Land and other	1,575	3,736	1,750	4,193
Valuation adjustments and write-offs	5,520	8,539	15,153	13,118
Total cost of sales	192,165	313,593	344,844	525,907
Selling, general and administrative	28,692	37,741	57,775	69,927
Interest	5,346	6,779	11,633	13,593
TOTAL EXPENSES	226,203	358,113	414,252	609,427

PRETAX (LOSS) EARNINGS	$(8,297)	$4,224	$(27,761)	$(5,210)
Closings (units)	884	1,505	1,572	2,489
Housing gross profit margin	12.7%	14.4%	12.9%	13.5%
Selling, general and administrative ratio	13.2%	10.4%	14.9%	11.6%

The Company’s homes are built on-site and marketed in four major geographic regions, or segments, including the North, Southeast, Texas and West.

Within each of those segments, the Company operated in the following metropolitan areas at June 30, 2011:

North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Jacksonville, Orlando and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	Denver, Las Vegas and Southern California

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; and inventory held-for-sale, rose 8.2 percent to $798.4 million at June 30, 2011, from $737.6 million at December 31, 2010. Homes under construction increased 25.8 percent to $346.4 million at June 30, 2011, from $275.5 million at December 31, 2010, as a result of higher backlog. Land under development and improved lots increased 3.6 percent to $416.1 million at June 30, 2011, compared to $401.5 million at December 31, 2010, as the Company acquired land and opened more communities in the second quarter of 2011. Inventory held-for-sale decreased 44.8 percent to $18.8 million at June 30, 2011, compared to $34.2 million at December 31, 2010. Investments in the Company’s unconsolidated joint ventures decreased to $10.5 million at June 30, 2011, from $13.4 million at December 31, 2010, primarily due to the impairment of a commercial parcel in a joint venture in Chicago. The Company consolidated $58.6 million of inventory not owned at June 30, 2011, compared to $88.3 million at December 31, 2010. It had 298 model homes with inventory values totaling $62.3 million at June 30, 2011, compared to 309 model homes with inventory values totaling $64.1 million at December 31, 2010. In addition, the Company had 614 started and unsold homes with inventory values totaling $92.8 million at June 30, 2011, compared to 494 started and unsold homes with inventory values totaling $82.9 million at December 31, 2010.

The following table provides certain information with respect to the Company’s number of residential communities and lots under development at June 30, 2011:

			HELD-			TOTAL
	ACTIVE	INACTIVE	FOR-SALE	TOTAL	OUTSTANDING	LOTS
	COMMUNITIES	COMMUNITIES	COMMUNITIES	COMMUNITIES	CONTRACTS	CONTROLLED	*
North	60	16	-	76	482	8,450
Southeast	64	23	21	108	545	7,349
Texas	78	13	8	99	531	5,173
West	17	12	3	32	88	4,193
Total	219	64	32	315	1,646	25,165

* Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sale operations. At June 30, 2011, of the 32 communities that were held-for-sale, 20 communities had fewer than 20 lots remaining.

Low interest rates and home prices have led to favorable affordability levels. Additionally, there is an appearance of stabilization in certain housing submarkets. However, these conditions are not reflected in recent absorption rates. It is difficult to predict when economic conditions might improve and the oversupply of homes either moving through the foreclosure process or readily available-for-sale may recede, which may be prerequisites to a recovery in the homebuilding industry. The Company’s primary focuses are to reload inventory in anticipation of more favorable economic conditions in 2012 and to return to profitability when conditions improve, balancing those two objectives with cash preservation. Maintaining community count is among the Company’s greatest challenges and highest priorities as it looks for opportunities to replace closed communities with new land parcels generating higher gross profit margins. The Company secured 2,953 owned or controlled lots, opened 36 communities and closed 24 communities during the six-month period ended June 30, 2011. The Company operated from 5.8 percent more active communities at June 30, 2011, than it did at December 31, 2010. The number of lots controlled was 23,506 at June 30, 2011, compared to 23,215 lots at December 31, 2010. Optioned lots, as a percentage of total lots controlled, were 28.7 percent at June 30, 2011 and December 31, 2010. In addition, the Company controlled 1,659 lots and 1,593 lots under joint venture agreements at June 30, 2011 and December 31, 2010, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended June 30, 2011, compared to three months ended June 30, 2010

The homebuilding segments reported a pretax loss of $8.3 million for the second quarter of 2011, compared to pretax earnings of $4.2 million for the same period in the prior year. Homebuilding results for the second quarter of 2011 declined from the same period in 2010 primarily due to reduced closing volume and to a higher selling, general and administrative expense ratio, partially offset by lower inventory and other valuation adjustments and write-offs and by a decline in interest expense.

Homebuilding revenues decreased 39.9 percent to $217.9 million for the second quarter of 2011 from $362.3 million for the second quarter of 2010 primarily due to a 41.3 percent decline in closings, partially offset by a 2.9 percent rise in the average closing price of a home. Homebuilding revenues for the second quarter of 2011 included $1.4 million from land sales, which resulted in a pretax loss of $162,000, compared to homebuilding revenues for the second quarter of 2010 that included $3.9 million from land sales, which resulted in pretax earnings of $124,000. Gross profit margin from land sales was negative 11.5 percent for the three months ended June 30, 2011, compared to 3.2 percent for the same period in the prior year. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Housing gross profit margin for the second quarter of 2011 was 12.7 percent, compared to 14.4 percent for the second quarter of 2010. This decrease was primarily attributable to lower leverage of direct overhead expense due to a decline in the number of homes delivered and to an increase in land costs that resulted, in part, from a change in the impact of prior period inventory valuation adjustments on the mix of homes delivered from various markets during the quarter, partially offset by reduced direct construction costs related to these homes. Current period inventory and other valuation adjustments and land option abandonments affecting housing gross profit margin decreased to $3.9 million for the three months ended June 30, 2011, from $5.7 million for the same period in 2010, but had a greater relative impact due to the decline in volume.

The selling, general and administrative expense ratio totaled 13.2 percent of homebuilding revenues for the second quarter of 2011, compared to 10.4 percent for the second quarter of 2010. This increase was primarily attributable to lower leverage that resulted from a decline in revenues, partially offset by cost-saving initiatives. Selling, general and administrative expense dollars decreased $9.0 million to $28.7 million during the second quarter of 2011 from $37.7 million for the same period in 2010.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $15.3 million and $15.1 million for the three months ended June 30, 2011 and 2010, respectively. The homebuilding segments recorded $5.3 million of interest expense during the second quarter of 2011, compared to $6.8 million of interest expense during the same period in 2010. The decrease in interest expense was primarily due to the capitalization of a greater amount of interest incurred during the second quarter of 2011, which resulted from a higher level of inventory under development, compared to the second quarter of 2010.

Six months ended June 30, 2011, compared to six months ended June 30, 2010

The homebuilding segments reported a pretax loss of $27.8 million for the first six months of 2011, compared to a pretax loss of $5.2 million for the same period in the prior year. Homebuilding results for the first six months of 2011 declined from the same period in 2010 primarily due to reduced closing volume, a rise in the selling, general and administrative expense ratio and higher inventory and other valuation adjustments and write-offs, partially offset by a decline in interest expense.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Homebuilding revenues decreased 36.0 percent to $386.5 million for the first six months of 2011 from $604.2 million for the same period in 2010 primarily due to a 36.8 percent decline in closings, partially offset by a 1.7 percent increase in the average closing price of a home. Homebuilding revenues for the first six months of 2011 included $1.6 million from land sales, which resulted in a pretax loss of $146,000, compared to homebuilding revenues for the first six months of 2010 that included $4.9 million from land sales, which resulted in pretax earnings of $747,000. Gross profit margin from land sales was negative 9.1 percent for the six months ended June 30, 2011, compared to 15.1 percent for the same period in the prior year. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios.

Housing gross profit margin for the first six months of 2011 was 12.9 percent, compared to 13.5 percent for the same period in 2010. This decrease was primarily attributable to an increase in land costs that resulted, in part, from a change in the impact of prior period inventory valuation adjustments on the mix of homes delivered from various markets during the period and to lower leverage of direct overhead expense due to a decrease in the number of homes delivered, partially offset by reduced direct construction costs related to these homes and by the $3.0 million recovery of Chinese drywall warranty costs from third parties. Current period inventory and other valuation adjustments and land option abandonments affecting housing gross profit margin decreased to $7.1 million for the six months ended June 30, 2011, from $9.8 million for the same period in 2010.

The selling, general and administrative expense ratio totaled 14.9 percent of homebuilding revenues for the first six months of 2011, compared to 11.6 percent for the same period in 2010. This increase was primarily attributable to lower leverage that resulted from a decline in revenues and to severance charges totaling $2.1 million that primarily related to the Company’s consolidation of its regional homebuilding management group during the first six months of 2011, partially offset by cost-saving initiatives. Selling, general and administrative expense dollars decreased $12.2 million to $57.8 million during the first six months of 2011 from $69.9 million for the same period in 2010.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $30.9 million and $29.3 million for the six months ended June 30, 2011 and 2010, respectively. The homebuilding segments recorded $11.6 million of interest expense during the first six months of 2011, compared to $13.6 million of interest expense during the same period in 2010. The decrease in interest expense was primarily due to the capitalization of a greater amount of interest incurred during the first six months of 2011, which resulted from a higher level of inventory under development, compared to the same period in 2010.

Homebuilding Segment Information

Conditions during the second quarter of 2011 have been most challenging in the geographic areas in which the Company has significant investments that continue to experience the most significant price pressure. These areas are primarily located in the Charleston, Charlotte, Chicago, Las Vegas and Florida markets. As a result of lackluster demand and foreclosure activity, the excess supply of housing inventory has remained elevated in most markets.

New Orders

New orders increased 11.2 percent to 1,065 units for the second quarter of 2011 from 958 units for the same period in 2010, and new order dollars rose 15.1 percent for the second quarter of 2011, compared to the same period in 2010. New orders for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, increased 25.1 percent and 29.0 percent in the Southeast and in Texas, respectively; and declined 6.5 percent and 17.4 percent in the North and in the West, respectively. The increase in new orders was due to a 21.0 percent increase in active communities, although broader market trends and economic conditions that contribute to soft demand for residential housing persist. Additionally, the Company’s average monthly sales absorption rate was

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

1.6 homes per community for the second quarter of 2011, versus 1.8 homes per community for the second quarter of 2010.

The following table provides the number of the Company’s active communities at June 30, 2011 and 2010:

			JUNE 30,
	2011	2010	% CHG
North	60	48	25.0%
Southeast	64	60	6.7
Texas	78	60	30.0
West	17	13	30.8
Total	219	181	21.0%

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

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the three- and six-month periods ended June 30, 2011 and 2010:

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
	2011	% CHG	2010	% CHG	2011	% CHG	2010	% CHG

UNITS
North	314	(6.5)%	336	(30.0)%	632	(1.4)%	641	(34.3)%
Southeast	364	25.1	291	(42.4)	646	(4.9)	679	(13.8)
Texas	316	29.0	245	(49.9)	609	5.9	575	(34.9)
West	71	(17.4)	86	(64.5)	144	(37.4)	230	(44.8)
Total	1,065	11.2%	958	(44.2)%	2,031	(4.4)%	2,125	(30.6)%

DOLLARS (in millions)
North	$84	(3.6)%	$87	(30.8)%	$170	1.9%	$167	(33.8)%
Southeast	74	21.9	61	(45.3)	135	(5.4)	143	(19.1)
Texas	83	33.1	62	(45.6)	154	8.1	142	(28.5)
West	25	19.8	21	(60.9)	45	(18.0)	55	(40.9)
Total	$266	15.1%	$231	(43.0)%	$504	(0.6)%	$507	(29.7)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s cancellation rates for the three- and six-month periods ended June 30, 2011 and 2010:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

CANCELLATION RATES
North	21.9%	18.8%	19.4%	21.8%
Southeast	18.2	17.8	18.2	16.0
Texas	19.6	20.7	19.4	21.2
West	26.0	20.4	22.2	23.1
Total	20.3%	19.2%	19.2%	20.0%

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three- and six-month periods ended June 30, 2011 and 2010:

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
		2011		2010		2011		2010

	AVG $	% OF	AVG $	% OF	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$28	9.4%	$33	11.3%	$30	10.0%	$34	11.4%
Southeast	28	11.7	26	10.5	27	11.2	27	10.7
Texas	39	13.7	31	11.4	38	13.6	32	11.6
West	28	9.8	27	10.6	33	10.6	27	10.7
Total	$32	11.5%	$29	11.0%	$32	11.6%	$30	11.2%

Closings

The following table provides the Company’s closings and average closing prices for the three- and six-month periods ended June 30, 2011 and 2010:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2011	2010	% CHG	2011	2010	% CHG

UNITS
North	277	433	(36.0)%	487	708	(31.2)%
Southeast	245	471	(48.0)	457	753	(39.3)
Texas	306	410	(25.4)	519	676	(23.2)
West	56	191	(70.7)	109	352	(69.0)
Total	884	1,505	(41.3)%	1,572	2,489	(36.8)%

AVERAGE PRICE (in thousands)
North	$271	$261	3.8%	$268	$267	0.4%
Southeast	210	219	(4.1)	215	224	(4.0)
Texas	247	242	2.1	243	240	1.3
West	259	226	14.6	275	224	22.8
Total	$245	$238	2.9%	$245	$241	1.7%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At June 30, 2011, the Company had outstanding contracts for 1,646 units, representing a 12.4 percent increase from 1,465 units at March 31, 2011, and a 20.3 percent rise from 1,368 units at June 30, 2010. The $416.5 million value of outstanding contracts at June 30, 2011, represented an increase of 21.5 percent from the $342.7 million value of outstanding contracts at June 30, 2010.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at June 30, 2011 and 2010:

	JUNE 30, 2011			JUNE 30, 2010
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)

North	482	$134	$279	453	$123	$272
Southeast	545	114	210	407	88	217
Texas	531	138	259	410	108	262
West	88	30	345	98	24	243
Total	1,646	$416	$253	1,368	$343	$250

At June 30, 2011, the Company projected that approximately 55 percent of its total outstanding contracts will close during the third quarter of 2011, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following table provides a summary of results for the homebuilding segments for the three- and six-month periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED

		JUNE 30,		JUNE 30,
(in thousands)	2011	2010	2011	2010
NORTH
Revenues	$75,092	$116,648	$130,535	$193,390
Expenses
Cost of sales	68,101	103,573	116,898	170,503
Selling, general and administrative	9,785	12,303	19,576	22,544
Interest	1,874	2,276	4,157	4,515
Total expenses	79,760	118,152	140,631	197,562
Pretax loss	$(4,668)	$(1,504)	$(10,096)	$(4,172)
Housing gross profit margin	9.3%	11.4%	10.4%	11.8%
SOUTHEAST
Revenues	$51,775	$103,229	$98,773	$169,082
Expenses
Cost of sales	47,120	89,395	93,265	150,552
Selling, general and administrative	7,732	10,445	15,730	18,860
Interest	1,672	2,073	3,561	4,250
Total expenses	56,524	101,913	112,556	173,662
Pretax (loss) earnings	$(4,749)	$1,316	$(13,783)	$(4,580)
Housing gross profit margin	13.1%	15.5%	11.9%	12.5%
TEXAS
Revenues	$76,049	$99,241	$126,731	$162,398
Expenses
Cost of sales	63,823	83,777	108,267	138,191
Selling, general and administrative	8,089	9,488	16,178	17,211
Interest	1,161	1,728	2,522	3,610
Total expenses	73,073	94,993	126,967	159,012
Pretax earnings (loss)	$2,976	$4,248	$(236)	$3,386
Housing gross profit margin	16.2%	16.4%	16.1%	15.4%
WEST
Revenues	$14,990	$43,219	$30,452	$79,347
Expenses
Cost of sales	13,121	36,848	26,414	66,661
Selling, general and administrative	3,086	5,505	6,291	11,312
Interest	639	702	1,393	1,218
Total expenses	16,846	43,055	34,098	79,191
Pretax (loss) earnings	$(1,856)	$164	$(3,646)	$156
Housing gross profit margin	11.2%	14.7%	13.9%	15.8%
TOTAL
Revenues	$217,906	$362,337	$386,491	$604,217
Expenses
Cost of sales	192,165	313,593	344,844	525,907
Selling, general and administrative	28,692	37,741	57,775	69,927
Interest	5,346	6,779	11,633	13,593
Total expenses	226,203	358,113	414,252	609,427
Pretax (loss) earnings	$(8,297)	$4,224	$(27,761)	$(5,210)
Housing gross profit margin	12.7%	14.4%	12.9%	13.5%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended June 30, 2011, compared to three months ended June 30, 2010

North—Homebuilding revenues decreased 35.6 percent to $75.1 million in 2011 from $116.6 million in 2010 primarily due to a 36.0 percent decline in the number of homes delivered, partially offset by a 3.8 percent increase in average closing price. Gross profit margin on home sales was 9.3 percent in 2011, compared to 11.4 percent in 2010. This decrease was primarily due to a joint venture impairment and to lower leverage of direct overhead expense, partially offset by reduced direct construction costs, a decline in sales incentives and price concessions and a decrease in inventory and other valuation adjustments and write-offs. As a result, the North region incurred a pretax loss of $4.7 million in 2011, compared to a pretax loss of $1.5 million in 2010.

Southeast—Homebuilding revenues decreased 49.8 percent to $51.8 million in 2011 from $103.2 million in 2010 primarily due to a 48.0 percent decline in the number of homes delivered and to a 4.1 percent decrease in average closing price. Gross profit margin on home sales was 13.1 percent in 2011, compared to 15.5 percent in 2010. This decrease was primarily due to lower leverage of direct overhead expense, an increase in sales incentives and price concessions and higher land costs that resulted, in part, from a change in the impact of prior period inventory valuation adjustments on the mix of homes delivered from various markets during the quarter, partially offset by reduced direct construction costs. As a result, the Southeast region incurred a pretax loss of $4.7 million in 2011, compared to pretax earnings of $1.3 million in 2010.

Texas—Homebuilding revenues decreased 23.4 percent to $76.0 million in 2011 from $99.2 million in 2010 primarily due to a 25.4 percent decline in the number of homes delivered, partially offset by a 2.1 percent increase in average closing price. Gross profit margin on home sales was 16.2 percent in 2011, compared to 16.4 percent in 2010. As a result, the Texas region generated pretax earnings of $3.0 million in 2011, compared to pretax earnings of $4.2 million in 2010.

West—Homebuilding revenues decreased 65.3 percent to $15.0 million in 2011 from $43.2 million in 2010 primarily due to a 70.7 percent decline in the number of homes delivered, partially offset by a 14.6 percent increase in average closing price. Gross profit margin on home sales was 11.2 percent in 2011, compared to 14.7 percent in 2010. This decrease was primarily due to higher land costs that resulted, in part, from a change in the impact of prior period inventory valuation adjustments on the mix of homes delivered from various markets during the quarter and to lower leverage of direct overhead expense, partially offset by reduced direct construction costs. As a result, the West region incurred a pretax loss of $1.9 million in 2011, compared to pretax earnings of $164,000 in 2010.

Six months ended June 30, 2011, compared to six months ended June 30, 2010

North—Homebuilding revenues decreased 32.5 percent to $130.5 million in 2011 from $193.4 million in 2010 primarily due to a 31.2 percent decline in the number of homes delivered, partially offset by a 0.4 percent increase in average closing price. Gross profit margin on home sales was 10.4 percent in 2011, compared to 11.8 percent in 2010. This decrease was primarily due to increased land costs that resulted, in part, from a change in the impact of prior period inventory valuation adjustments on the mix of homes delivered from various markets during the quarter, a joint venture impairment and lower leverage of direct overhead expense, partially offset by reduced direct construction costs, a decline in sales incentives and price concessions and a decrease in inventory and other valuation adjustments and write-offs. As a result, the North region incurred a pretax loss of $10.1 million in 2011, compared to a pretax loss of $4.2 million in 2010.

Southeast—Homebuilding revenues decreased 41.6 percent to $98.8 million in 2011 from $169.1 million in 2010 primarily due to a 39.3 percent decline in the number of homes delivered and to a 4.0 percent decrease in average closing price. Gross profit margin on home sales was 11.9 percent in 2011, compared to 12.5 percent in 2010. This decrease was primarily due to lower leverage of direct overhead expense and to an increase in sales incentives

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

and price concessions, partially offset by reduced direct construction costs and by a decline in inventory and other valuation adjustments and write-offs. As a result, the Southeast region incurred a pretax loss of $13.8 million in 2011, compared to a pretax loss of $4.6 million in 2010.

Texas—Homebuilding revenues decreased 22.0 percent to $126.7 million in 2011 from $162.4 million in 2010 primarily due to a 23.2 percent decline in the number of homes delivered, partially offset by a 1.3 percent increase in average closing price. Gross profit margin on home sales was 16.1 percent in 2011, compared to 15.4 percent in 2010. This improvement was primarily due to reduced land costs, partially offset by a rise in sales incentives and price concessions and by lower leverage of direct overhead expense. As a result, the Texas region incurred a pretax loss of $236,000 in 2011, compared to pretax earnings of $3.4 million in 2010.

West—Homebuilding revenues decreased 61.6 percent to $30.5 million in 2011 from $79.3 million in 2010 primarily due to a 69.0 percent decline in the number of homes delivered, partially offset by a 22.8 percent increase in average closing price. Gross profit margin on home sales was 13.9 percent in 2011, compared to 15.8 percent in 2010. This decrease was primarily due to higher land costs that resulted, in part, from a change in the impact of prior period inventory valuation adjustments on the mix of homes delivered from various markets during the quarter, partially offset by reduced direct construction costs. As a result, the West region incurred a pretax loss of $3.6 million in 2011, compared to pretax earnings of $156,000 in 2010.

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

Due to continued pressure on home prices and isolated lots held-for-sale, symptomatic of excess home inventories, the Company recorded inventory impairment charges of $3.6 million and $8.0 million during the three months ended June 30, 2011 and 2010, respectively, in order to reduce the carrying values of the impaired communities to their estimated fair values. Two communities in which the Company expects to build homes were impaired for a total of $2.0 million; the remaining impairments that totaled $1.6 million represented adjustments to land and lots held for immediate sale. At June 30, 2011, the fair value of the Company’s inventory subject to valuation adjustments of $3.6 million during the quarter was $1.6 million. For the three-month periods ended June 30, 2011 and 2010, the Company recorded joint venture and other valuation adjustments that totaled $1.9 million and $213,000, respectively. Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option contracts that it no longer plans to pursue. There were no earnest money deposit write-offs for the second quarter of 2011, compared to $277,000 for the second quarter of 2010.  The Company wrote off $277,000 and $65,000 of feasibility costs for the second quarters of 2011 and 2010, respectively. The Company wrote off $17,000 and $526,000 of earnest money deposits and feasibility costs, respectively, for the first six months of 2011, compared to $577,000 and $135,000, respectively, for the first six months of 2010. Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

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

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED

		JUNE 30,		JUNE 30,
(in thousands, except units)	2011	2010	2011	2010

REVENUES
Income from origination and sale of mortgage loans, net	$5,262	$8,175	$10,136	$15,097
Title, escrow and insurance	1,877	2,606	3,222	4,456
Interest and other	178	155	303	271
TOTAL REVENUES	7,317	10,936	13,661	19,824
EXPENSES	5,253	11,570	10,388	19,986
PRETAX EARNINGS (LOSS)	$2,064	$(634)	$3,273	$(162)
Originations (units)	655	1,120	1,172	1,866
Ryland Homes origination capture rate	78.6%	79.6%	79.5%	81.2%

Three months ended June 30, 2011, compared to three months ended June 30, 2010

For the three months ended June 30, 2011, the financial services segment reported pretax earnings of $2.1 million, compared to a pretax loss of $634,000 for the same period in 2010. This improvement was primarily due to reductions in loan indemnification expense and overhead costs, partially offset by lower origination income due to a 41.1 percent decline in volume. Revenues for the financial services segment decreased 33.1 percent to $7.3 million for the three months ended June 30, 2011, compared to $10.9 million for the same period in the prior year. For the three months ended June 30, 2011, financial services expense totaled $5.3 million, versus $11.6 million for the same period in 2010. For the three months ended June 30, 2011 and 2010, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 78.6 percent and 79.6 percent, respectively.

Six months ended June 30, 2011, compared to six months ended June 30, 2010

For the six months ended June 30, 2011, the financial services segment reported pretax earnings of $3.3 million, compared to a pretax loss of $162,000 for the same period in 2010. This improvement was primarily due to reductions in loan indemnification expense and overhead costs, partially offset by lower origination income due to a 36.9 percent decline in volume and by severance charges totaling $248,000. Revenues for the financial services segment decreased 31.1 percent to $13.7 million for the six months ended June 30, 2011, compared to $19.8 million for the same period in the prior year. For the six months ended June 30, 2011, financial services expense totaled $10.4 million, versus $20.0 million for the same period in 2010. For the six months ended June 30, 2011 and 2010, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 79.5 percent and 81.2 percent, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate

Three months ended June 30, 2011, compared to three months ended June 30, 2010

Corporate expense was $4.9 million and $8.0 million for the three months ended June 30, 2011 and 2010, respectively. This decrease was primarily due to lower incentive compensation costs for the second quarter of 2011, versus the second quarter of 2010.

Six months ended June 30, 2011, compared to six months ended June 30, 2010

Corporate expense was $9.9 million and $14.3 million for the six months ended June 30, 2011 and 2010, respectively. This decrease was primarily due to lower incentive compensation costs, partially offset by $810,000 of severance charges for the first six months of 2011. There were no severance charges for the first six months of 2010.

Early Retirement of Debt

For the three and six months ended June 30, 2011, the Company recognized a loss that totaled $857,000 related to debt repurchases. For the three and six months ended June 30, 2010, the Company recognized net losses related to debt repurchases that totaled $19.1 million and $19.3 million, respectively.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the second quarter of 2011, the Company determined that an additional valuation allowance was warranted; therefore, a net valuation allowance of $5.4 million, which was reflected as a noncash charge to income tax expense, was recorded. At June 30, 2011, the balance of the deferred tax valuation allowance was $265.3 million.

For the quarters ended June 30, 2011 and 2010, the Company’s effective income tax benefit rate was 0.0 percent due to noncash charges of $5.4 million and $8.2 million, respectively, for the Company’s deferred tax valuation allowance, which offset the benefits generated during the quarters. For the six months ended June 30, 2011, the Company’s effective income tax benefit rate was 7.4 percent, compared to 0.0 percent for the same period in 2010, primarily due to a settlement with a state tax authority during the first quarter of 2011.

During the first quarter of 2011, the Company made a $1.6 million settlement payment for income tax, interest and penalty to a state taxing authority. Additionally, it recorded a tax benefit of $2.4 million to reverse the excess reserve previously recorded for the tax position that related to this settlement. There was no significant change in the Company’s liability for gross unrecognized tax benefits during the quarter ended June 30, 2011. At June 30, 2011, the Company’s liability for gross unrecognized tax benefits was $1.3 million, which reflected a decrease of $1.9 million from the balance of $3.2 million at December 31, 2010. The Company had $544,000 and $2.7 million in accrued interest and penalties at June 30, 2011 and December 31, 2010, respectively.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, the issuance of new debt securities and borrowings under a revolving credit facility that was terminated by the Company in 2009. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and extending debt maturities when market conditions are favorable, as well as by investing in new, higher margin communities to facilitate a return to profitability. As a result of this strategy, the Company increased its community count and inventory by opening 16 new projects during the second quarter of 2011; has no senior debt maturities until 2013; and ended the second quarter of 2011 with $613.5 million in cash, cash equivalents and marketable securities. The Company’s housing gross profit margin decreased to 12.7 percent for the second quarter of 2011 from 14.4

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

percent for the same period in 2010 primarily due to the impact of a lower level of home closings relative to production overhead levels. It reduced its selling, general and administrative expense by $9.0 million for the quarter ended June 30, 2011, versus the same period in 2010. The Company is committed to further minimizing its selling, general and administrative expense during the remainder of 2011.

Consolidated inventory owned by the Company increased 8.2 percent to $798.4 million at June 30, 2011, compared to $737.6 million at December 31, 2010. The Company attempts to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At June 30, 2011, it controlled 23,506 lots, with 16,762 lots owned and 6,744 lots, or 28.7 percent, under option. Lots controlled increased 1.3 percent at June 30, 2011, from 23,215 lots controlled at December 31, 2010. The Company also controlled 1,659 lots and 1,593 lots under joint venture agreements at June 30, 2011 and December 31, 2010, respectively. (See Note 7, “Housing Inventories,” and Note 9, “Investments in Joint Ventures.”)

At June 30, 2011, the Company’s net debt-to-capital ratio, including marketable securities, increased to 33.6 percent from 22.0 percent at December 31, 2010. The Company had $613.5 million and $739.2 million in cash, cash equivalents and marketable securities at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, the Company used $93.9 million of cash for its operations, which included cash outflows related to a $74.6 million increase in inventories, $18.0 million for other operating activities and $1.3 million for cash paid for income taxes. Investing activities provided $74.5 million, which included cash inflows of $80.5 million related to net investments in marketable securities, offset by cash outflows of $6.0 million related to property, plant and equipment. The Company used $24.9 million for financing activities, which included cash outflows related to $28.4 million from net decreases in senior debt and short-term borrowings and payments of $2.7 million for dividends, offset by cash inflows of $3.5 million from the issuance of common stock and a decrease of $2.7 million in restricted cash. The net cash used during the six months ended June 30, 2011, was $44.3 million.

Dividends declared totaled $0.03 per share for the quarters ended June 30, 2011 and 2010, and totaled $0.06 per share for the six months ended June 30, 2011 and 2010.

For the quarter ended June 30, 2011, the homebuilding segments’ borrowing arrangements included senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $843.7 million and $870.9 million at June 30, 2011 and December 31, 2010, respectively.

The Company’s outstanding senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At June 30, 2011, the Company was in compliance with these covenants.

During the second quarter of 2011, the Company paid $28.2 million to repurchase $27.5 million of its 5.4 percent senior notes due 2015, resulting in a loss of $857,000. The loss resulting from the debt repurchase was included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

During the second quarter of 2010, the Company redeemed and repurchased, pursuant to a tender offer and redemption, $255.7 million of its senior notes due 2012, 2013 and 2015 for $273.9 million in cash. It recognized a charge of $19.5 million resulting from the tender offer and redemption. The Company repurchased an additional $19.0 million of its senior notes, for which it paid $18.4 million in cash in the open market, resulting in a gain of $433,000. The net loss was included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

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

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $71.1 million and $74.3 million under these agreements at June 30, 2011 and December 31, 2010, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. Such notes payable outstanding totaled $8.8 million and $9.0 million at June 30, 2011 and December 31, 2010, respectively.

During the quarter ended June 30, 2011, the financial services segment used existing equity and cash generated internally to finance its operations.

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

During the three and six months ended June 30, 2011, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization of $142.3 million from its Board of Directors to purchase approximately 8.6 million additional shares based on the Company’s stock price at June 30, 2011. Outstanding shares of common stock at June 30, 2011 and December 31, 2010, totaled 44,408,594 and 44,187,956, respectively.

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

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At June 30, 2011, the Company had $47.1 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $410.1 million, of which contracts totaling $520,000 contained specific performance provisions. At December 31, 2010, the Company had $48.7 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $374.6 million, of which contracts totaling $834,000 contained specific performance

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $58.6 million and $88.3 million of inventory not owned related to land and lot option purchase contracts at June 30, 2011 and December 31, 2010, respectively. (See Note 8, “Variable Interest Entities (‘VIE’),” and Note 9, “Investments in Joint Ventures.”)

At June 30, 2011 and December 31, 2010, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $71.1 million and $74.3 million, respectively. Additionally, at June 30, 2011, it had development or performance bonds that totaled $102.6 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $109.7 million at December 31, 2010. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 17, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three- and six-month periods ended June 30, 2011, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Outlook

High unemployment, tight mortgage credit standards, relatively high foreclosure activity and related sales of lender-controlled homes continued to impact the homebuilding industry, as well as the Company’s ability to attract qualified homebuyers, during the quarter. The Company opened 38 new active communities, net, during the last 12 months and, as a result, sales orders for new homes rose 11.2 percent during the second quarter of 2011, compared to the same period in 2010. At June 30, 2011, the Company’s backlog of orders for new homes totaled 1,646 units, or a projected dollar value of $416.5 million, reflecting a 40.0 percent increase in projected dollar value from $297.4 million at December 31, 2010. While the overall economic conditions remain tenuous, the Company has experienced more stable conditions in certain markets, which have led to more static levels of sales prices, cancellations and valuation adjustments. These conditions have not yet begun to generate higher absorption rates as sales per community decreased slightly for the second quarter of 2011, compared to the same period in 2010. The Company continues to focus on its objectives of reloading inventory and enhancing operating results by taking advantage of attractive land acquisition opportunities to increase the number of active communities, lowering construction costs and achieving overhead efficiencies commensurate with current volume levels. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions; actual and expected sales rates; cost and desirability of parcels; and its overall liquidity. Although the Company’s outlook remains cautious, it is well positioned to successfully take advantage of any improvement in economic trends and demand for new homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2010. For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in the Company’s 2010 Annual Report on Form 10-K. The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report, which also appears within the Company’s 2010 Annual Report on Form 10-K.

At December 31, 2010, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2011, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

In April 2009, a derivative complaint, City of Miami Police Relief and Pension Fund v. R. Chad Dreier, et al., was filed in the Superior Court for the State of California, County of Los Angeles, which named as defendants certain current and former directors and officers of the Company. The complaint alleged that these individual defendants breached their fiduciary duties to the Company from 2003 to 2008 by not adequately supervising Ryland business practices and by not ensuring that proper internal controls were instituted and followed. During the first quarter of 2011, the parties finalized a proposed settlement for this litigation, which was submitted to the court and approved during the second quarter of 2011. As finalized, the resolution of this derivative action did not have a material adverse effect on the Company’s results of operations or financial condition.

The Company is party to various other legal proceedings generally incidental to its business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three and six months ended June 30, 2011, compared to the risk factors set forth in the Company’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the three months ended June 30, 2011.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. At June 30, 2011, there was $142.3 million, or approximately 8.6 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date.

Item 5. Other Information

Policy on Frequency of Say-on-Pay Vote.  A plurality of the votes cast at the Company’s annual meeting, voted, on an advisory basis, to hold an advisory vote on executive compensation annually.  In line with this recommendation by the Company’s stockholders, the Board of Directors of the Company determined that the Company will include an advisory stockholder vote on executive compensation in its proxy materials every year until the next required advisory vote regarding the frequency of an advisory vote on executive compensation, which will occur no later than the annual meeting of stockholders in 2017.

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

THE RYLAND GROUP, INC.
Registrant

August X, 2011	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August X, 2011	By: /s/ David L. Fristoe
Date	David L. Fristoe
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