Form 10-Q/A
period 2011-06-30
RYLAND GROUP INC
filed 2011-08-08
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

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

Explanatory Note

The purpose of this Amendment No. 1 to The Ryland Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011 (the “Form 10-Q”), is solely to provide the dates, previously omitted, for the signature page and Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 to the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.  Exhibits

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

THE RYLAND GROUP, INC.
Registrant

August 5, 2011	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 5, 2011	By: /s/ David L. Fristoe
Date	David L. Fristoe
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