Form 10-Q
period 2011-09-30
RYLAND GROUP INC
filed 2011-11-08
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

3011 Townsgate Road, Suite 200

Westlake Village, California 91361-3027

          805-367-3800

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on November 4, 2011, was 44,413,594.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2011	2010	2011	2010
REVENUES
Homebuilding	$241,339	$196,194	$607,692	$760,775
Financial services	7,628	6,283	21,289	26,107
TOTAL REVENUES	248,967	202,477	628,981	786,882

EXPENSES
Cost of sales	204,613	181,812	529,216	672,582
(Income) loss from unconsolidated joint ventures	(349)	(62)	1,302	(218)
Selling, general and administrative	32,213	32,038	86,542	97,616
Financial services	5,599	6,944	15,987	26,930
Corporate	7,050	5,525	16,962	19,775
Interest	3,952	6,225	14,474	18,669
TOTAL EXPENSES	253,078	232,482	664,483	835,354

OTHER INCOME (LOSS)
Gain from marketable securities, net	680	1,428	3,290	4,298
Loss related to early retirement of debt, net	(477)	-	(1,334)	(19,308)
TOTAL OTHER INCOME (LOSS)	203	1,428	1,956	(15,010)
Loss from continuing operations before taxes	(3,908)	(28,577)	(33,546)	(63,482)
Tax (benefit) expense	(18)	420	(2,416)	420
NET LOSS FROM CONTINUING OPERATIONS	(3,890)	(28,997)	(31,130)	(63,902)
Loss from discontinued operations, net of taxes	(17,423)	(943)	(20,432)	(2,098)
NET LOSS	$(21,313)	$(29,940)	$(51,562)	$(66,000)
NET LOSS PER COMMON SHARE
Basic
Continuing operations	$(0.09)	$(0.66)	$(0.70)	$(1.45)
Discontinued operations	(0.39)	(0.02)	(0.46)	(0.05)
Total	(0.48)	(0.68)	(1.16)	(1.50)
Diluted
Continuing operations	(0.09)	(0.66)	(0.70)	(1.45)
Discontinued operations	(0.39)	(0.02)	(0.46)	(0.05)
Total	$(0.48)	$(0.68)	$(1.16)	$(1.50)
AVERAGE COMMON SHARES OUTSTANDING
Basic	44,408,594	44,095,109	44,339,168	44,016,370
Diluted	44,408,594	44,095,109	44,339,168	44,016,370
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.09	$0.09

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	SEPTEMBER 30,	DECEMBER 31,
(in thousands, except share data)	2011	2010
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$154,454	$226,608
Restricted cash	68,489	74,788
Marketable securities, available-for-sale	338,752	437,795
Total cash, cash equivalents and marketable securities	561,695	739,191
Housing inventories
Homes under construction	346,543	260,505
Land under development and improved lots	393,938	374,695
Inventory held-for-sale	13,821	28,725
Consolidated inventory not owned	51,510	88,289
Total housing inventories	805,812	752,214
Property, plant and equipment	20,441	18,753
Other	115,463	91,881
Assets of discontinued operations	43,526	50,664
TOTAL ASSETS	1,546,937	1,652,703

LIABILITIES
Accounts payable	78,210	61,309
Accrued and other liabilities	145,034	145,592
Debt	831,826	879,789
Liabilities of discontinued operations	7,110	4,351
TOTAL LIABILITIES	1,062,180	1,091,041

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—44,408,594 shares at September 30, 2011
(44,187,956 shares at December 31, 2010)	44,409	44,188
Retained earnings	404,648	453,801
Accumulated other comprehensive income	731	1,867
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	449,788	499,856
NONCONTROLLING INTEREST	34,969	61,806
TOTAL EQUITY	484,757	561,662
TOTAL LIABILITIES AND EQUITY	$1,546,937	$1,652,703

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	NINE MONTHS ENDED
	SEPTEMBER 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(31,130)	$(63,902)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	8,479	12,779
Inventory and other asset impairments and write-offs	16,185	29,338
Loss on early extinguishment of debt, net	1,334	19,308
Gain on sale of marketable securities	(1,842)	(2,156)
Deferred tax valuation allowance	19,019	24,219
Stock-based compensation expense	6,616	8,994
Changes in assets and liabilities:
Increase in inventories	(94,767)	(69,984)
Net change in other assets, payables and other liabilities	(44,293)	42,431
Excess tax benefits from stock-based compensation	-	(652)
Other operating activities, net	1,266	(4,495)
Net cash used for operating activities from continuing operations	(119,133)	(4,120)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,162)	(9,504)
Purchases of marketable securities, available-for-sale	(1,116,971)	(1,368,856)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,216,923	1,347,521
Other investing activities, net	29	25
Net cash provided by (used for) investing activities from continuing operations	90,819	(30,814)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	-	300,000
Retirement of long-term debt	(45,952)	(300,554)
(Decrease) increase in short-term borrowings	(3,663)	2,884
Common stock dividends	(4,053)	(4,022)
Issuance of common stock under stock-based compensation	3,529	4,027
Excess tax benefits from stock-based compensation	-	652
Decrease in restricted cash	6,299	1,480
Net cash (used for) provided by financing activities from continuing operations	(43,840)	4,467
Net decrease in cash and cash equivalents from continuing operations	(72,154)	(30,467)
Cash flows from operating activities—discontinued operations	766	1,029
Cash flows from investing activities—discontinued operations	(519)	(494)
Cash flows from financing activities—discontinued operations	-	(501)
Cash and cash equivalents at beginning of period[1]	226,647	285,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$154,740	$254,766
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (paid) refunds received for income taxes	$(1,328)	$99,322
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease (increase) in consolidated inventory not owned related to land options	$26,837	$(65,662)

1 Includes cash and cash equivalents of $39,000 associated with discontinued operations at December 31, 2010 and 2009.

2 Includes cash and cash equivalents of $286,000 and $73,000 associated with discontinued operations at September 30, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME (LOSS) [1]	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2011	$44,188	$453,801	$1,867	$499,856
Comprehensive loss:
Net loss		(51,562)		(51,562)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging
instruments and available-for-sale securities, net of
taxes of $704			(1,136)	(1,136)
Total comprehensive loss				(52,698)
Common stock dividends (per share $0.09)		(4,058)		(4,058)
Stock-based compensation	221	6,467		6,688
STOCKHOLDERS’ EQUITY BALANCE AT SEPTEMBER 30, 2011	$44,409	$404,648	$731	$449,788
NONCONTROLLING INTEREST				34,969
TOTAL EQUITY BALANCE AT SEPTEMBER 30, 2011				$484,757

1 At September 30, 2011, the balance in “Accumulated other comprehensive income” was comprised of a net unrealized gain of $1.2 million that related to cash flow hedging instruments (treasury locks) and a net unrealized loss of $511,000 that related to the Company’s marketable securities, available-for-sale, net of taxes of $769,000 and $316,000, respectively.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interest in land and lot option purchase contracts. (See Note 8, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. The results from continuing and discontinued operations are presented separately in the consolidated financial statements, and certain prior year amounts have been reclassified to conform to the 2011 presentation. (See Note 18, “Discontinued Operations.”) For a description of the Company’s accounting policies, see Note A, “Summary of Significant Accounting Policies,” in its 2010 Annual Report on Form 10-K.

The Consolidated Balance Sheet at September 30, 2011, the Consolidated Statements of Earnings for the three- and nine-month periods ended September 30, 2011 and 2010, the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010 and the Consolidated Statement of Stockholders’ Equity as of and for the period ended September 30, 2011, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2011, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the operating results expected for the year ending December 31, 2011.

Note 2.  Comprehensive Loss

Comprehensive loss consists of net losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive loss totaled $22.1 million and $29.7 million for the three-month periods ended September 30, 2011 and 2010, respectively. Comprehensive loss totaled $52.7 million and $66.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

Note 3.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $154.5 million and $226.6 million at September 30, 2011 and December 31, 2010, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At September 30, 2011 and December 31, 2010, the Company had restricted cash of $68.5 million and $74.8 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $67.4 million and $74.7 million at September 30, 2011 and December 31, 2010, respectively. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as “RMC”) had restricted cash for funds held in trust for third parties of $1.1 million and $100,000 at September 30, 2011 and December 31, 2010, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 4.  Segment Information

The Company is a leading national homebuilder and provider of mortgage-related financial services. As one of the largest single-family on-site homebuilders in the United States, it operates in 13 states across the country. The Company consists of six segments: four geographically-determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment, which includes RMC, RH Insurance Company, Inc. (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”), and Columbia National Risk Retention Group, Inc. (“CNRRG”), provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, along with certain assets and liabilities relating to employee benefit plans.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2011	2010	2011	2010
REVENUES
Homebuilding
North	$85,348	$67,272	$215,882	$260,662
Southeast	59,837	51,663	150,675	208,169
Texas	73,423	54,078	187,951	189,416
West	22,731	23,181	53,184	102,528
Financial services	7,628	6,283	21,289	26,107
Total	$248,967	$202,477	$628,981	$786,882
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$614	$(7,928)	$(9,612)	$(12,100)
Southeast	(924)	(6,337)	(13,550)	(9,664)
Texas	3,479	(7,035)	5,256	(3,747)
West	(2,259)	(2,519)	(5,936)	(2,363)
Financial services	2,029	(661)	5,302	(823)
Corporate and unallocated	(6,847)	(4,097)	(15,006)	(34,785)
Total	$(3,908)	$(28,577)	$(33,546)	$(63,482)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2011	2010	2011	2010
NUMERATOR
Net loss from continuing operations	$(3,890)	$(28,997)	$(31,130)	$(63,902)
Net loss from discontinued operations	(17,423)	(943)	(20,432)	(2,098)
Net loss available to common stockholders	$(21,313)	$(29,940)	$(51,562)	$(66,000)

DENOMINATOR
Basic earnings per share—weighted-average shares	44,408,594	44,095,109	44,339,168	44,016,370
Effect of dilutive securities	-	-	-	-
Diluted earnings per share—adjusted
weighted-average shares and
assumed conversions	44,408,594	44,095,109	44,339,168	44,016,370
NET LOSS PER COMMON SHARE
Basic
Continuing operations	$(0.09)	$(0.66)	$(0.70)	$(1.45)
Discontinued operations	(0.39)	(0.02)	(0.46)	(0.05)
Total	(0.48)	(0.68)	(1.16)	(1.50)
Diluted
Continuing operations	(0.09)	(0.66)	(0.70)	(1.45)
Discontinued operations	(0.39)	(0.02)	(0.46)	(0.05)
Total	$(0.48)	$(0.68)	$(1.16)	$(1.50)

For the three- and nine-month periods ended September 30, 2011 and 2010, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculations as they would have been antidilutive due to the Company’s net loss for the respective periods.

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

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At September 30, 2011 and December 31, 2010, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

For the three- and nine-month periods ended September 30, 2011, net realized earnings associated with the Company’s investment portfolio, which includes interest and dividends, totaled $680,000 and $3.3 million, respectively. For the three- and nine-month periods ended September 30, 2010, net realized earnings totaled $1.4 million and $4.3 million, respectively. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

The following table sets forth the fair values of marketable securities, available-for-sale, by type of security:

	SEPTEMBER 30, 2011
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$2,903	$-	$-	$2,903
Obligations of U.S. and local government agencies	86,129	31	(13)	86,147
Corporate debt securities issued under
U.S. government/agency-backed programs	1,454	-	-	1,454
Corporate debt securities	136,936	107	(725)	136,318
Asset-backed securities	71,468	67	(294)	71,241
Total debt securities	298,890	205	(1,032)	298,063
Time deposits	25,592	-	-	25,592
Short-term pooled investments	15,097	-	-	15,097
Total marketable securities, available-for-sale	$339,579	$205	$(1,032)	$338,752

	DECEMBER 31, 2010
Type of security:
U.S. Treasury securities	$15,782	$81	$-	$15,863
Obligations of U.S. and local government agencies	33,247	12	(215)	33,044
Corporate debt securities issued under
U.S. government/agency-backed programs	170,878	112	-	170,990
Corporate debt securities	104,976	218	(92)	105,102
Asset-backed securities	7,643	1	(12)	7,632
Total debt securities	332,526	424	(319)	332,631
Time deposits	76,312	-	-	76,312
Short-term pooled investments	28,850	2	-	28,852
Total marketable securities, available-for-sale	$437,688	$426	$(319)	$437,795

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table sets forth the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Contractual maturity:
Maturing in one year or less	$115,922	$22,244
Maturing after one year through three years	133,394	299,381
Maturing after three years	48,747	11,006
Total debt securities	298,063	332,631
Time deposits and short-term pooled investments	40,689	105,164
Total marketable securities, available-for-sale	$338,752	$437,795

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or on similar assets to determine if the realizable values of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and other communities in the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period or for those with operating lives extending beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

impaired, the Company’s determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks that are associated with the continuing assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At September 30, 2011 and December 31, 2010, valuation reserves related to impaired inventories amounted to $303.9 million and $336.9 million, respectively. The net carrying values of the related inventories amounted to $218.0 million and $220.2 million at September 30, 2011 and December 31, 2010, respectively.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized as the related inventory is delivered to homebuyers. The following table is a summary of activity related to capitalized interest:

(in thousands)	2011	2010
Capitalized interest at January 1	$79,911	$89,828
Interest capitalized	29,564	24,210
Interest amortized to cost of sales	(23,158)	(34,835)
Capitalized interest at September 30	$86,317	$79,203

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	SEPTEMBER 30, 2011			DECEMBER 31, 2010
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	4,934	3,415	8,349	4,997	3,782	8,779
Southeast	5,260	1,687	6,947	5,376	749	6,125
Texas	2,681	1,042	3,723	2,787	1,068	3,855
West	1,910	997	2,907	1,982	568	2,550
Total	14,785	7,141	21,926	15,142	6,167	21,309

Additionally, at September 30, 2011, the Company controlled an aggregate of 1,897 lots associated with discontinued operations, of which 1,708 lots were owned and 189 lots were under option. At December 31, 2010, the Company controlled an aggregate of 1,906 lots associated with discontinued operations, of which 1,414 lots were owned and 492 lots were under option.

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

In compliance with the provisions of ASC 810, the Company consolidated $51.5 million and $88.3 million of inventory not owned related to its land and lot option purchase contracts at September 30, 2011 and December 31, 2010, respectively. Although the Company may not have had legal title to the optioned land, it had the primary variable interest under ASC 810 and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company eliminated $16.5 million and $26.5 million of its related cash deposits for lot option purchase contracts at September 30, 2011 and December 31, 2010, respectively, which were included in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $35.0 million and $61.8 million with respect to the consolidation of these contracts at September 30, 2011 and December 31, 2010, respectively, representing the selling entities’ ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $24.3 million and $11.6 million at September 30, 2011 and December 31, 2010, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $233.6 million and $130.7 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 9.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. It participates in a number of joint ventures in which it has less than a controlling interest. As of September 30, 2011, the Company participated in five active homebuilding joint ventures in the Austin, Chicago, Denver and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	SEPTEMBER 30, 2011			DECEMBER 31, 2010
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	143	-	143	150	-	150
Southeast	-	-	-	-	-	-
Texas [1]	27	-	27	54	-	54
West	172	1,300	1,472	166	1,209	1,375
Total	342	1,300	1,642	370	1,209	1,579

1 Additionally, at December 31, 2010, the Company controlled 14 lots, all of which were owned under a joint venture now deemed to be part of its discontinued operations. This joint venture did not control any lots at September 30, 2011.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At September 30, 2011 and December 31, 2010, the Company’s investments in its unconsolidated joint ventures totaled $10.0 million and $13.3 million, respectively, and were classified in “Other” assets within the Consolidated Balance Sheets. For the three months ended September 30, 2011, the Company’s equity in earnings from its unconsolidated joint ventures totaled $349,000, compared to equity in earnings of $62,000 for the same period in 2010. For the nine months ended September 30, 2011, the Company’s equity in losses from its unconsolidated joint ventures totaled $1.3 million, compared to equity in earnings of $218,000 for the same period in 2010. During the second quarter of 2011, the Company recorded a $1.9 million impairment related to a commercial parcel in a joint venture in Chicago.

Note 10.  Debt

Debt consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(in thousands)	2011	2010
Senior notes
6.9 percent senior notes due June 2013	$173,887	$186,192
5.4 percent senior notes due January 2015	126,481	158,981
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
Total senior notes	830,368	875,173
Debt discount	(3,800)	(4,305)
Senior notes, net	826,568	870,868
Secured notes payable[1]	5,258	8,921
Total debt	$831,826	$879,789

1 Excludes secured notes payable of $89,000 associated with discontinued operations at September 30, 2011 and December 31, 2010.

At September 30, 2011, the Company had outstanding (a) $173.9 million of 6.9 percent senior notes due June 2013; (b) $126.5 million of 5.4 percent senior notes due January 2015; (c) $230.0 million of 8.4 percent senior notes due May 2017; and (d) $300.0 million of 6.6 percent senior notes due May 2020. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

During the third quarter of 2011, the Company paid $17.7 million to repurchase $17.3 million of its senior notes due 2013 and 2015, resulting in a loss of $477,000. For the nine months ended September 30, 2011, the Company paid $46.0 million to repurchase $44.8 million of its senior notes due 2013 and 2015, resulting in a loss of $1.3 million. The losses resulting from these debt repurchases were included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $67.0 million and $74.3 million under these agreements at September 30, 2011 and December 31, 2010, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At September 30, 2011 and December 31, 2010, outstanding seller-financed nonrecourse secured notes payable totaled $5.3 million and $8.9 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at September 30, 2011.

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

Level 1 fair values are those determined using quoted market prices in active markets for identical assets or liabilities with no valuation adjustments applied. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuation of these items is, therefore, sensitive to the assumptions used. Fair values represent the Company’s best estimates as of September 30, 2011, based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

The following table sets forth the values and measurement methods used for financial instruments that are measured at fair value on a recurring basis:

	FAIR VALUE
(in thousands)	HIERARCHY	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$2,903	$15,863
Obligations of U.S. and local government agencies	Levels 1 and 2	86,147	33,044
Corporate debt securities issued under
U.S. government/agency-backed programs	Level 2	1,454	170,990
Corporate debt securities	Levels 1 and 2	136,318	105,102
Asset-backed securities	Level 2	71,241	7,632
Time deposits	Level 2	25,592	76,312
Short-term pooled investments	Levels 1 and 2	15,097	28,852
Mortgage loans held-for-sale	Level 2	33,887	9,534
Mortgage interest rate lock commitments (“IRLCs”)	Level 3	5,248	1,496
Forward-delivery contracts	Level 2	(2,062)	719
Options on futures contracts	Level 1	-	81

Marketable Securities, Available-for-sale

At September 30, 2011 and December 31, 2010, the Company had $338.8 million and $437.8 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. (See Note 6, “Marketable Securities, Available-for-sale.”)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Other Financial Instruments

Options on futures contracts are exchange traded and based on quoted market prices (Level 1). Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). Mortgage interest rate lock commitments (“IRLCs”) are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. At September 30, 2011, contractual principal amounts of loans held-for-sale totaled $32.7 million, compared to $9.6 million at December 31, 2010. Mortgage loans held-for-sale, options on futures contracts and IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans totaled $4.2 million and $4.1 million for the three-month periods ended September 30, 2011 and 2010, respectively, and totaled $10.7 million and $14.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The Company recognized a $2.0 million increase in the fair value of the pipeline of IRLCs for the three months ended September 30, 2011, compared to a $347,000 decrease for the same period in 2010. Increases in the fair value of the locked loan pipeline totaled $3.8 million and $670,000 for the nine-month periods ended September 30, 2011 and 2010, respectively. Offsetting these items, losses from forward-delivery contracts and options on futures contracts used to hedge IRLCs totaled $4.3 million and $1.7 million for the three-month periods ended September 30, 2011 and 2010, respectively, and totaled $6.5 million and $6.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Net gains and losses related to forward-delivery contracts, options on futures contracts and IRLCs were included in “Financial services” revenues within the Consolidated Statements of Earnings.

At September 30, 2011, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value was $1.2 million. At December 31, 2010, the excess of the aggregate unpaid principal balance over the aggregate fair value for mortgage loans held-for-sale measured at fair value was $86,000. These amounts were included in “Financial services” revenues within the Consolidated Statements of Earnings. At September 30, 2011, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $556,000 and an aggregate unpaid principal balance of $623,000. At December 31, 2010, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $468,000 and an aggregate unpaid principal balance of $592,000.

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

The following table represents a reconciliation of changes in the fair values of Level 3 items (IRLCs) included in “Financial services” revenues within the Consolidated Statements of Earnings:

(in thousands)	2011	2010
Fair value at January 1	$1,496	$2,055
Additions	14,098	14,415
Gain realized on conversion to loans	(10,696)	(14,763)
Change in valuation of items held	350	1,018
Fair value at September 30	$5,248	$2,725

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes the fair values of the Company’s nonfinancial assets that represent the fair values for communities and other homebuilding assets for which the Company recognized noncash impairment charges during the reporting periods:

			FAIR VALUE
(in thousands)	HIERARCHY	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Housing inventory and inventory held-for-sale [1]	Level 3	$11,082	$28,426
Other assets held-for-sale and investments in joint ventures [2]	Level 3	1,333	2,822
Total		$12,415	$31,248

1    In accordance with ASC 330, the fair values of housing inventory and inventory held-for-sale that were impaired during 2011 totaled $11.1 million at September 30, 2011. The impairment charges related to these assets totaled $13.1 million for the nine months ended September 30, 2011. At December 31, 2010, the fair values of housing inventory and inventory held-for-sale that were impaired during 2010 totaled $28.4 million. The impairment charges related to these assets totaled $32.2 million for the year ended December 31, 2010.

2    In accordance with ASC 330, the fair values of other assets held-for-sale that were impaired during 2010 totaled $1.4 million at December 31, 2010. The impairment charges related to these assets totaled $191,000 for the year ended December 31, 2010. In accordance with ASC 330, the fair values of investments in joint ventures that were impaired during 2011 totaled $1.3 million at September 30, 2011. The impairment charges related to these assets totaled $1.9 million for the nine months ended September 30, 2011. At December 31, 2010, the fair values of investments in joint ventures that were impaired during 2010 totaled $1.4 million. The impairment charges related to these assets totaled $4.1 million for the year ended December 31, 2010.

Note 12.  Postretirement Benefits

The Company has a supplemental nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with this plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At September 30, 2011, the cash surrender value of these contracts was $10.5 million, compared to $10.1 million at December 31, 2010, and was included in “Other” assets within the Consolidated Balance Sheets. The net periodic benefit cost of this plan for the three months ended September 30, 2011, totaled $1.6 million, which included service costs of $28,000, interest costs of $183,000 and an investment loss of $1.4 million. The net periodic benefit income for the three months ended September 30, 2010, totaled $247,000, which included service costs of $46,000, interest costs of $149,000 and an investment gain of $442,000. The net periodic benefit cost of this plan for the nine months ended September 30, 2011, totaled $2.0 million, which included service costs of $318,000, interest costs of $549,000 and an investment loss of $1.1 million. The net periodic benefit cost for the nine months ended September 30, 2010, totaled $747,000, which included service costs of $154,000, interest costs of $498,000 and an investment loss of $95,000. The $11.1 million and $10.3 million projected benefit obligations at September 30, 2011 and December 31, 2010, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The discount rate used for the plan was 7.0 percent.

Note 13.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated deferred tax assets for the third quarters of 2011 and 2010 primarily due to inventory impairments and net operating loss carryforwards. In light of these additional impairments, the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn’s duration, which limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company recorded a net valuation allowance totaling $7.5 million against its deferred tax assets during the quarter ended September 30, 2011, which was reflected as a noncash charge to income tax expense. The balance of the deferred tax valuation allowance was $272.8 million and $253.8 million at September 30, 2011 and December 31, 2010, respectively. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

For the quarter ended September 30, 2011, the Company’s effective income tax benefit rate was 0.5 percent, compared to an effective income tax rate of 1.5 percent for the same period in 2010, primarily due to noncash charges that totaled $7.5 million and $11.0 million, respectively, for the Company’s deferred tax valuation allowance, which offsets the tax benefit generated. For the nine months ended September 30, 2011, the Company’s effective income tax benefit rate was 7.2 percent, compared to an effective income tax rate of 0.7 percent for the same period in 2010, primarily due to noncash charges that totaled $19.0 million and $24.2 million, respectively.

For the third quarter ended September 30, 2011, the Company reversed $1.1 million of state unrecognized tax benefits and accrued interest due to the expiration of time to assess tax. As of September 30, 2011, tax years 2004, 2005 and 2007 through 2010 remain subject to examination.

At September 30, 2011, the Company’s liability for gross unrecognized tax benefits was $479,000, which reflected a $2.7 million decrease from the balance of $3.2 million at December 31, 2010. The Company had $251,000 and $2.7 million in accrued interest and penalties at September 30, 2011 and December 31, 2010, respectively.

Note 14.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. At September 30, 2011 and December 31, 2010, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,273,544 and 1,477,072, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. At September 30, 2011, there were 176,000 stock awards available for future grant in accordance with the Director Plan. At December 31, 2010, there were 21,975 stock awards available under the predecessor plan. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $1.6 million and $2.5 million for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense for the nine months ended September 30, 2011 and 2010, totaled $6.6 million and $9.0 million, respectively. Stock-based compensation expense has been allocated to the Company’s business units and included in “Corporate,” “Financial services” and “Selling, general and administrative” expenses within the Consolidated Statements of Earnings.

A summary of stock option activity in accordance with the Company’s equity incentive plans as of September 30, 2011 and 2010, and changes for the nine-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2010	3,693,697	$36.43	3.1
Granted	846,000	23.30
Exercised	(131,424)	7.59
Forfeited	(496,942)	46.34
Options outstanding at September 30, 2010	3,911,331	$33.30	3.0	$2,292
Available for future grant	1,352,731
Total shares reserved at September 30, 2010	5,264,062
Options exercisable at September 30, 2010	2,735,868	$38.04	2.6	$1,342
Options outstanding at January 1, 2011	3,722,656	$33.29	2.8
Granted	781,000	16.52
Exercised	(44,398)	11.97
Forfeited	(362,420)	51.77
Options outstanding at September 30, 2011	4,096,838	$28.68	2.6	$-
Available for future grant	3,273,544
Total shares reserved at September 30, 2011	7,370,382
Options exercisable at September 30, 2011	2,686,878	$33.81	1.9	$-

Stock-based compensation expense related to employee stock options for the three-month periods ended September 30, 2011 and 2010, totaled $903,000 and $942,000, respectively. Stock-based compensation expense related to employee stock options for the nine-month periods ended September 30, 2011 and 2010, totaled $3.0 million and $3.7 million, respectively.

There was no stock option exercise activity during the three-month period ended September 30, 2011. During the three-month period ended September 30, 2010, the total intrinsic value of stock options exercised was $353,000. During the nine-month periods ended September 30, 2011 and 2010, respectively, the total intrinsic values of stock options exercised were $284,000 and $1.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Compensation expense associated with restricted stock unit awards to senior executives totaled $561,000 and $1.5 million for the three-month periods ended September 30, 2011 and 2010, respectively. For the nine-month periods ended September 30, 2011 and 2010, compensation expense associated with these awards totaled $3.3 million and $4.9 million, respectively.

The following is a summary of activity related to restricted stock unit awards:

	2011	2010
Restricted stock units at January 1	727,317	609,812
Shares awarded	305,000	404,000
Shares vested	(304,492)	(225,496)
Shares forfeited	(60,000)	(50,999)
Restricted stock units at September 30	667,825	737,317

At September 30, 2011, the outstanding restricted stock unit awards are expected to vest as follows: 2011—10,000; 2012—345,494; 2013 —210,664; and 2014 —101,667.

Stock-based compensation expense related to Director Plan stock awards totaled $102,000 and $123,000 for the three-month periods ended September 30, 2011 and 2010, respectively. For the nine-month periods ended September 30, 2011 and 2010, stock-based compensation expense related to Director Plan stock awards totaled $313,000 and $413,000, respectively.

Note 15.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At September 30, 2011 and December 31, 2010, it had cash deposits and letters of credit outstanding that totaled $51.7 million and $48.7 million, respectively, pertaining to land purchase contracts with aggregate purchase prices of $424.1 million and $374.6 million, respectively. At September 30, 2011 and December 31, 2010, the Company had $476,000 and $834,000, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $154.6 million and $95.0 million at September 30, 2011 and December 31, 2010, respectively. Hedging instruments, including forward-delivery contracts, are utilized to hedge the risks associated with interest rate fluctuations on IRLCs.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At September 30, 2011, development bonds totaled $98.9 million, while performance-related cash deposits and letters of credit totaled $39.1 million. At December 31, 2010, development bonds totaled $109.7 million, while performance-related cash deposits and letters of credit totaled $41.9 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released, nonrecourse basis. After the loans are sold, the ownership, credit risk and management, including servicing of the loans, passes to the third-party purchaser. RMC retains no role or interest other than standard industry representations and warranties. The Company retains potential liability for

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

possible claims by purchasers that it breached certain limited standard industry representations and warranties in the loan sale agreement. There has been an increased industrywide effort by purchasers to defray losses from purchased mortgages in an unfavorable economic environment by claiming to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. There is industry debate regarding the extent to which such claims are justified. The significant majority of these claims relate to loans originated in 2006 and 2007, when underwriting standards were less stringent. The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. While the Company believes that it has adequately reserved for known losses and projected repurchase requests, if either actual repurchases or losses incurred resolving those repurchases exceed the Company’s expectations, additional recourse expense may result.

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	NINE
	MONTHS ENDED
	SEPTEMBER 30,	TWELVE MONTHS ENDED DECEMBER 31,
	2011	2010	2009	2008	2007	2006
Prime	41.0%	34.9%	32.9%	51.8%	72.0%	68.8%
Government (FHA/VA)	59.0	65.1	67.1	48.2	20.1	6.9
Alt A	-	-	-	-	7.5	21.8
Subprime	-	-	-	-	0.4	2.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	726	723	717	711	713	715
Average combined loan-to-value ratio	90.4%	90.8%	91.4%	90.1%	89.1%	88.4%

While the Company’s access to delinquency information is limited subsequent to loan sale, based on a review of limited information provided voluntarily by certain investors and on government loan reports made available by the U.S. Department of Housing and Urban Development, the Company believes that the average delinquency rates of RMC’s loans are generally in line with industry averages. Delinquency rates for loans originated in 2008 and subsequent years are significantly lower than those in 2005 through 2007. The Company primarily attributes this decrease in delinquency rates to the industrywide tightening of credit standards and the elimination of most nontraditional loan products.

The following table represents changes in the Company’s loan loss reserves during the nine-month periods presented:

(in thousands)	2011	2010
Balance at January 1	$8,934	$17,875
Provision for losses	(3)	7,968
Settlements made	(161)	(14,097)
Balance at September 30	$8,770	$11,746

Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves were included in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” expense within the Consolidated Statements of Earnings.

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

The following table summarizes changes in the Company’s product liability reserves during the nine-month periods presented:

(in thousands)	2011	2010
Balance at January 1	$20,112	$24,268
Warranties issued	2,255	3,351
Changes in liability for accruals related to pre-existing warranties	1,122	4,828
Settlements made	(4,231)	(12,126)
Balance at September 30	$19,258	$20,321

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At September 30, 2011 and December 31, 2010, RHIC had $19.7 million and $21.1 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

The following table sets forth changes in RHIC’s insurance reserves during the nine-month periods presented:

(in thousands)	2011	2010
Balance at January 1	$21,141	$25,069
Insurance expense provisions or adjustments	—	—
Loss expenses paid	(1,429)	(804)
Balance at September 30	$19,712	$24,265

Expense provisions or adjustments to RHIC’s insurance reserves have been included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and to cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and to the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates. The Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. At September 30, 2011 and December 31, 2010, the Company had legal reserves of $7.1 million and $8.1 million, respectively. (See “Part II, Item 1. Legal Proceedings.”)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 16.  New Accounting Pronouncements

ASU 2010-20 and ASU 2011-01

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20 (“ASU 2010-20”)‚ “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 amends Topic 310, “Receivables,” to provide additional disclosures related to credit risk inherent in an entity’s portfolio of financing receivables. ASU 2010-20 was previously effective for interim and annual reporting periods ending after December 15, 2010. However, in January 2011, the FASB issued ASU No. 2011-01 (“ASU 2011-01”), “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” to delay the effective date to interim or annual periods ending after June 15, 2011. The adoption of ASU 2010-20 and ASU 2011-01 did not have a material impact on the Company’s consolidated financial statements.

ASU 2011-04

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 revises the language used to describe the requirements in U.S. generally accepted accounting principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the unobservable input disclosures for Level 3 fair value measurements, requiring that quantitative information be disclosed in relation to (a) the valuation processes used; (b) the sensitivity of the fair value measurement to changes in unobservable inputs and to interrelationships between those unobservable inputs; and (c) the use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is prohibited. The Company does not anticipate that ASU 2011-04 will have a material impact on its consolidated financial statements.

ASU 2011-05

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, components of net income, and components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or specify when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2011
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$127,377	$113,962	$7,628	$-	$248,967

EXPENSES	130,813	116,666	5,599	-	253,078
OTHER INCOME	203	-	-	-	203

(Loss) earnings from continuing operations before taxes	(3,233)	(2,704)	2,029	-	(3,908)
Tax (benefit) expense	(115)	(45)	142	-	(18)
Equity in net loss of subsidiaries	(4,032)	-	-	4,032	-
Net (loss) earnings from continuing operations	(7,150)	(2,659)	1,887	4,032	(3,890)
Loss from discontinued operations, net of taxes	(14,163)	(3,260)	-	-	(17,423)
NET (LOSS) EARNINGS	$(21,313)	$(5,919)	$1,887	$4,032	$(21,313)

	NINE MONTHS ENDED SEPTEMBER 30, 2011
REVENUES	$322,686	$285,006	$21,289	$-	$628,981

EXPENSES	355,004	293,492	15,987	-	664,483
OTHER INCOME	1,956	-	-	-	1,956

(Loss) earnings from continuing operations
before taxes	(30,362)	(8,486)	5,302	-	(33,546)
Tax (benefit) expense	(2,187)	(611)	382	-	(2,416)
Equity in net loss of subsidiaries	(8,141)	-	-	8,141	-
Net (loss) earnings from continuing operations	(36,316)	(7,875)	4,920	8,141	(31,130)
Loss from discontinued operations, net of taxes	(15,246)	(5,186)	-	-	(20,432)
NET (LOSS) EARNINGS	$(51,562)	$(13,061)	$4,920	$8,141	$(51,562)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED SEPTEMBER 30, 2010
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$104,451	$91,743	$6,283	$-	$202,477

EXPENSES	121,493	104,045	6,944	-	232,482
OTHER INCOME	1,428	-	-	-	1,428

Loss from continuing operations before taxes	(15,614)	(12,302)	(661)	-	(28,577)
Tax expense	309	106	5	-	420
Equity in net loss of subsidiaries	(13,734)	-	-	13,734	-
Net loss from continuing operations	(29,657)	(12,408)	(666)	13,734	(28,997)
Loss from discontinued operations, net of taxes	(283)	(660)	-	-	(943)
NET LOSS	$(29,940)	$(13,068)	$(666)	$13,734	$(29,940)

	NINE MONTHS ENDED SEPTEMBER 30, 2010
REVENUES	$419,345	$341,430	$26,107	$-	$786,882

EXPENSES	451,008	357,416	26,930	-	835,354
OTHER LOSS	(15,010)	-	-	-	(15,010)

Loss from continuing operations before taxes	(46,673)	(15,986)	(823)	-	(63,482)
Tax expense	309	106	5	-	420
Equity in net loss of subsidiaries	(17,482)	-	-	17,482	-
Net loss from continuing operations	(64,464)	(16,092)	(828)	17,482	(63,902)
Loss from discontinued operations, net of taxes	(1,536)	(562)	-	-	(2,098)
NET LOSS	$(66,000)	$(16,654)	$(828)	$17,482	$(66,000)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	SEPTEMBER 30, 2011
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$-	$140,102	$14,352	$-	$154,454
Marketable securities and restricted cash	372,216	-	35,025	-	407,241
Consolidated inventory owned	474,210	280,092	-	-	754,302
Consolidated inventory not owned	16,541	-	34,969	-	51,510
Total housing inventories	490,751	280,092	34,969	-	805,812
Investment in subsidiaries/intercompany receivables	489,621	-	-	(489,621)	-
Other assets	55,497	36,036	44,371	-	135,904
Assets from discontinued operations	13,711	29,815	-	-	43,526
TOTAL ASSETS	1,421,796	486,045	128,717	(489,621)	1,546,937

LIABILITIES
Accounts payable and other accrued liabilities	140,549	47,446	35,249	-	223,244
Debt	829,295	2,531	-	-	831,826
Intercompany payables	-	230,716	26,919	(257,635)	-
Liabilities from discontinued operations	2,164	4,946	-	-	7,110
TOTAL LIABILITIES	972,008	285,639	62,168	(257,635)	1,062,180
EQUITY
STOCKHOLDERS’ EQUITY	449,788	200,406	31,580	(231,986)	449,788
NONCONTROLLING INTEREST	-	-	34,969	-	34,969
TOTAL LIABILITIES AND EQUITY	$1,421,796	$486,045	$128,717	$(489,621)	$1,546,937

	DECEMBER 31, 2010
ASSETS
Cash and cash equivalents	$26,711	$177,152	$22,745	$-	$226,608
Marketable securities and restricted cash	478,888	-	33,695	-	512,583
Consolidated inventory owned	423,876	240,049	-	-	663,925
Consolidated inventory not owned	26,483	-	61,806	-	88,289
Total housing inventories	450,359	240,049	61,806	-	752,214

Investment in subsidiaries/intercompany receivables	464,209	-	-	(464,209)	-
Other assets	59,547	33,879	17,208	-	110,634
Assets from discontinued operations	27,722	22,942	-	-	50,664
TOTAL ASSETS	1,507,436	474,022	135,454	(464,209)	1,652,703

LIABILITIES
Accounts payable and other accrued liabilities	129,944	41,805	35,152	-	206,901
Debt	875,817	3,972	-	-	879,789
Intercompany payables	-	212,246	7,649	(219,895)	-
Liabilities from discontinued operations	1,819	2,532	-	-	4,351
TOTAL LIABILITIES	1,007,580	260,555	42,801	(219,895)	1,091,041
EQUITY
STOCKHOLDERS’ EQUITY	499,856	213,467	30,847	(244,314)	499,856
NONCONTROLLING INTEREST	-	-	61,806	-	61,806
TOTAL LIABILITIES AND EQUITY	$1,507,436	$474,022	$135,454	$(464,209)	$1,652,703

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2011
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(36,316)	$(7,875)	$4,920	$8,141	$(31,130)
Adjustments to reconcile net (loss) income from continuing operations to net cash used for operating activities	43,885	5,474	432	-	49,791
Changes in assets and liabilities	(35,035)	(64,350)	(31,534)	(8,141)	(139,060)
Other operating activities, net	1,266	-	-	-	1,266
Net cash used for operating activities from continuing operations	(26,200)	(66,751)	(26,182)	-	(119,133)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,771)	(3,218)	(173)	-	(9,162)
Purchases of marketable securities, available-for-sale	(1,112,841)	-	(4,130)	-	(1,116,971)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,213,113	-	3,810	-	1,216,923
Other investing activities, net	-	-	29	-	29
Net cash provided by (used for) investing activities from continuing operations	94,501	(3,218)	(464)	-	90,819
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in senior debt and short-term borrowings	(48,174)	(1,441)	-	-	(49,615)
Common stock dividends, repurchases and stock-based compensation	(524)	-	-	-	(524)
Decrease (increase) in restricted cash	7,316	-	(1,017)	-	6,299
Intercompany balances	(53,630)	34,360	19,270	-	-
Net cash (used for) provided by financing activities	(95,012)	32,919	18,253	-	(43,840)
Net decrease in cash and cash equivalents from continuing operations	(26,711)	(37,050)	(8,393)	-	(72,154)
Cash flows from operating activities–discontinued operations	256	510	-	-	766
Cash flows from investing activities–discontinued operations	(229)	(290)	-	-	(519)
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	26,711	177,191	22,745	-	226,647
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27	$140,361	$14,352	$-	$154,740

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	NINE MONTHS ENDED SEPTEMBER 30, 2010
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(64,464)	$(16,092)	$(828)	$17,482	$(63,902)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities	77,740	14,033	709	-	92,482
Changes in assets and liabilities	15,904	(20,842)	(5,133)	(17,482)	(27,553)
Other operating activities, net	(5,147)	-	-	-	(5,147)
Net cash provided by (used for) operating activities from continuing operations	24,033	(22,901)	(5,252)	-	(4,120)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,557)	(4,913)	(34)	-	(9,504)
Purchases of marketable securities, available-for-sale	(964,035)	(400,649)	(4,172)	-	(1,368,856)
Proceeds from sales and maturities of marketable securities, available-for-sale	965,067	375,906	6,548	-	1,347,521
Other investing activities, net	-	-	25	-	25
Net cash (used for) provided by investing activities from continuing operations	(3,525)	(29,656)	2,367	-	(30,814)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in senior debt and short-term borrowings	2,330	-	-	-	2,330
Common stock dividends, repurchases and stock-based compensation	657	-	-	-	657
(Increase) decrease in restricted cash	(8,774)	10,468	(214)	-	1,480
Intercompany balances	9,725	(11,746)	2,021	-	-
Net cash provided by (used for) financing activities from continuing operations	3,938	(1,278)	1,807	-	4,467
Net increase (decrease) in cash and cash equivalents from continuing operations	24,446	(53,835)	(1,078)	-	(30,467)
Cash flows from operating activities–discontinued operations	768	261	-	-	1,029
Cash flows from investing activities–discontinued operations	(267)	(227)	-	-	(494)
Cash flows from financing activities–discontinued operations	(501)	-	-	-	(501)
Cash and cash equivalents at beginning of year	1,932	259,040	24,227	-	285,199
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,378	$205,239	$23,149	$-	$254,766

Note 18. Discontinued Operations

During the third quarter of 2011, the Company announced that it is discontinuing future homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to complete all homes currently under contract and to sell its remaining available land in these divisions as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas have been classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations are presented separately in “Assets of discontinued operations” and “Liabilities of discontinued operations” within the Consolidated Balance Sheets. All prior periods have been reclassified to conform to the current year presentation.

Note 19.  Subsequent Event

In October 2011, Bank of America (“BOA”) gave notice of the termination of its correspondent lending agreement and early purchase program with the Company. BOA had previously purchased the majority of RMC’s loans through an early purchase program. RMC has existing investor relationships with several other large banks and institutional loan purchasers, and it does not anticipate that this change will significantly impact its business.

No other events have occurred subsequent to September 30, 2011, that required recognition or disclosure in the Company’s financial statements.

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

•                  changes and developments in the mortgage lending market, including revisions to underwriting standards for borrowers and lender requirements for originating and holding mortgages, changes in government support of and participation in such market, and delays or changes in terms and conditions for the sale of mortgages originated by the Company;

•                  the availability and cost of land and the future value of land held or under development;

•                  increased land development costs on projects under development;

•                  shortages of skilled labor or raw materials used in the production of homes;

•                  increased prices for labor, land and materials used in the production of homes;

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically-determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuilding process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the quarter ended September 30, 2011. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

An uncertain macroeconomic environment; high unemployment; tight mortgage credit standards and mortgage availability; relatively high foreclosure activity; and a large inventory of lender-controlled homes acquired through foreclosure and related price competition from their sales continued to impact the homebuilding industry, as well as the Company’s ability to attract qualified homebuyers, during the quarter. Despite attractive housing affordability levels, modest improvement in economic indicators, and unsustainably low permit and construction activity, sales absorptions per community remained depressed. However, the Company reported an increase in closing volume for the third quarter of 2011, compared to the same period in 2010, primarily due to a rise in the number of active communities in which it operated and to efforts designed to more effectively promote its product and increase its market share, notwithstanding the uncertainty regarding economic and home price trends. Although the Company has seen signs of stabilization in selective submarkets, which has led to less volatile trends in cancellation and discount rates, and limited progress in gross margins, it continues to pursue profitability through cost efficiencies and will operate its business with the view that difficult conditions may persist for the near term until more pronounced improvements in demand occur. As a consequence, the Company is exiting the Dallas and Jacksonville markets, in order to redeploy inventory investments in more profitable markets and leverage these operations to achieve lower relative overhead and higher margins, as well as to preserve liquidity. The Company believes that meaningful advances in revenue growth and financial performance will primarily come from higher demand in the form of a return to more traditional absorption rates. Unless otherwise indicated, Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s continuing operations and excludes discontinued operations.

For the three months ended September 30, 2011, the Company reported a consolidated net loss of $21.3 million, or $0.48 per diluted share, compared to a consolidated net loss of $29.9 million, or $0.68 per diluted share, for the same period in 2010. The Company’s net loss from continuing operations totaled $3.9 million, or $0.09 per diluted share, for the quarter ended September 30, 2011, compared to a net loss of $29.0 million, or $0.66 per diluted share, for the same period in 2010. The decrease in net loss for 2011, compared to 2010, was primarily due to higher closing volume, lower inventory and other valuation adjustments and write-offs, a decline in interest expense and a reduced selling, general and administrative expense ratio. In spite of reporting a net loss, the Company continued its progress toward profitability by increasing closing volume; raising gross margins through continued investments in new, more profitable communities; exiting and completing less desirable markets and communities; cautiously growing overall inventory levels while reducing debt, lowering interest expense; and decreasing selling, general and administrative expense through cost-saving initiatives and leverage.

In addition, the Company recorded a net valuation allowance of $7.5 million against its deferred tax assets during the quarter. Its deferred tax valuation allowance of $272.8 million at September 30, 2011, was largely the result of inventory impairments taken, and the allowance against them reflects uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future years, it expects that it will reverse its valuation allowance, which should, in turn, reduce its effective income tax rate.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company’s revenues rose 23.0 percent to $249.0 million for the three months ended September 30, 2011, from $202.5 million for the same period in 2010. This increase was primarily attributable to a 19.8 percent rise in closings and to a 2.4 percent increase in average closing price. The increase in average closing price was due to a change in the product and geography mix of homes delivered during the quarter, versus the same period in 2010. Revenues for the homebuilding and financial services segments were $241.3 million and $7.6 million, respectively, for the third quarter of 2011, compared to $196.2 million and $6.3 million, respectively, for the third quarter of 2010.

New orders rose 29.6 percent to 963 units for the quarter ended September 30, 2011, from 743 units for the same period in 2010, primarily due to a 13.4 percent increase in active communities. New order dollars increased 31.6 percent for the quarter ended September 30, 2011, compared to the same period in 2010. In order to prepare for a slow recovery and to attain volume levels commensurate with profitability, the Company has increased community counts since the third quarter of 2010. The number of active communities rose 13.4 percent to 211 active communities at September 30, 2011, from 186 active communities at September 30, 2010. Backlog increased 25.7 percent at September 30, 2011, compared to September 30, 2010. Cancellation rates decreased to 20.1 percent for the third quarter of 2011 from 23.0 percent for the same period in 2010.

The Company ended the quarter with $561.7 million in cash, cash equivalents and marketable securities. The Company’s earliest senior debt maturity is in 2013. Its net debt-to-capital ratio, including marketable securities, was 37.5 percent at September 30, 2011, compared to 22.0 percent at December 31, 2010. The net debt-to-capital ratio, including marketable securities, is a non-GAAP financial measure that is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders’ equity, net of cash, cash equivalents and marketable securities. The Company believes the net debt-to-capital ratio, including marketable securities, is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders.

Homebuilding Overview

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except units)	2011	2010	2011	2010
REVENUES
Housing	$240,408	$196,112	$605,382	$755,788
Land and other	931	82	2,310	4,987
TOTAL REVENUES	241,339	196,194	607,692	760,775

EXPENSES
Cost of sales
Housing	202,767	168,031	513,096	642,417
Land and other	1,206	2,234	9,995	8,715
Valuation adjustments and write-offs	291	11,485	7,427	21,232
Total cost of sales	204,264	181,750	530,518	672,364
Selling, general and administrative	32,213	32,038	86,542	97,616
Interest	3,952	6,225	14,474	18,669
TOTAL EXPENSES	240,429	220,013	631,534	788,649

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	$910	$(23,819)	$(23,842)	$(27,874)
Closings (units)	955	797	2,427	3,092
Housing gross profit margin	15.5%	8.5%	14.0%	12.2%
Selling, general and administrative ratio	13.3%	16.3%	14.2%	12.8%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company’s homes are built on-site and marketed in four major geographic regions, or segments, including the North, Southeast, Texas and West. Within each of these segments, the Company operated in the following metropolitan areas at September 30, 2011:

North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Orlando and Tampa
Texas	Austin, Houston and San Antonio
West	Denver, Las Vegas and Southern California

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; and inventory held-for-sale, rose 11.7 percent to $770.8 million at September 30, 2011, from $690.4 million at December 31, 2010. Homes under construction increased 33.0 percent to $346.5 million at September 30, 2011, from $260.5 million at December 31, 2010, as a result of higher backlog. Land under development and improved lots increased 5.1 percent to $393.9 million at September 30, 2011, compared to $374.7 million at December 31, 2010, as the Company acquired land and opened more communities in 2011. Inventory held-for-sale decreased 51.9 percent to $13.8 million at September 30, 2011, compared to $28.7 million at December 31, 2010. Investments in the Company’s unconsolidated joint ventures decreased to $10.0 million at September 30, 2011, from $13.3 million at December 31, 2010, primarily due to the impairment of a commercial parcel in a joint venture in Chicago. The Company consolidated $51.5 million of inventory not owned at September 30, 2011, compared to $88.3 million at December 31, 2010. It had 279 model homes with inventory values totaling $58.7 million at September 30, 2011, compared to 287 model homes with inventory values totaling $59.9 million at December 31, 2010. In addition, the Company had 625 started and unsold homes with inventory values totaling $104.0 million at September 30, 2011, compared to 463 started and unsold homes with inventory values totaling $78.1 million at December 31, 2010.

The following table provides certain information with respect to the Company’s number of residential communities and lots under development at September 30, 2011:

			HELD-			TOTAL
	ACTIVE	INACTIVE	FOR-SALE	TOTAL	OUTSTANDING	LOTS
	COMMUNITIES	COMMUNITIES	COMMUNITIES	COMMUNITIES	CONTRACTS	CONTROLLED	[1]
North	61	39	-	100	472	8,492
Southeast	59	28	17	104	520	6,947
Texas	70	8	4	82	447	3,750
West	21	12	3	36	118	4,379
Total	211	87	24	322	1,557	23,568

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sale operations. At September 30, 2011, of the 24 communities that were held-for-sale, 16 communities had fewer than 20 lots remaining.

Low interest rates and home prices have led to more favorable affordability levels. Additionally, there is an appearance of stabilization in certain housing submarkets. It is difficult to predict when economic conditions might improve and the oversupply of homes either moving through the foreclosure process or readily available-for-sale may recede, which may be prerequisites to a recovery in the homebuilding industry. The Company is primarily focused on reloading inventory in anticipation of more favorable economic conditions and returning to profitability, all while balancing those two objectives with cash preservation. Maintaining community count is among the Company’s greatest challenges and highest priorities. The Company secured 4,936 owned or controlled lots, opened 49 communities and closed 31 communities during the nine-month period ended

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2011. The Company operated from 9.3 percent more active communities at September 30, 2011, than it did at December 31, 2010. The number of lots controlled was 21,926 at September 30, 2011, compared to 21,309 lots at December 31, 2010. Optioned lots, as a percentage of total lots controlled, were 32.6 percent and 28.9 percent at September 30, 2011 and December 31, 2010, respectively. In addition, the Company controlled 1,642 lots and 1,579 lots under joint venture agreements at September 30, 2011 and December 31, 2010, respectively.

Three months ended September 30, 2011, compared to three months ended September 30, 2010

The homebuilding segments reported pretax earnings from continuing operations of $910,000 for the third quarter of 2011, compared to a pretax loss of $23.8 million for the same period in the prior year. Homebuilding results for the third quarter of 2011 improved from the same period in 2010 primarily due to higher closing volume, lower inventory and other valuation adjustments and write-offs, a decline in interest expense and a reduced selling, general and administrative expense ratio.

Homebuilding revenues increased 23.0 percent to $241.3 million for the third quarter of 2011 from $196.2 million for the third quarter of 2010 primarily due to a 19.8 percent rise in closings and to a 2.4 percent increase in the average closing price of a home. Homebuilding revenues for the third quarter of 2011 included $931,000 from land sales, which resulted in pretax earnings of $342,000, compared to homebuilding revenues for the third quarter of 2010 that included $82,000 from land sales, which resulted in pretax earnings of $16,000. Gross profit margin from land sales was 36.7 percent for the three months ended September 30, 2011, compared to 19.5 percent for the same period in the prior year. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Housing gross profit margin for the third quarter of 2011 was 15.5 percent, compared to 8.5 percent for the third quarter of 2010. This improvement in housing gross profit margin for the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010, was primarily attributable to lower inventory and other valuation adjustments and write-offs, a decline in direct construction and land costs and to higher leverage of direct overhead expense due to an increase in the number of homes delivered. There were no inventory impairments that affected housing gross profit margins during the third quarter of 2011. Current period other valuation adjustments and land option abandonments affecting housing gross profit margin were $291,000 for the three months ended September 30, 2011. Inventory and other valuation adjustments and land option abandonments affecting housing gross profit margins were $11.5 million for the same period in 2010.

The selling, general and administrative expense ratio totaled 13.3 percent of homebuilding revenues for the third quarter of 2011, compared to 16.3 percent for the third quarter of 2010. This decrease was primarily attributable to higher leverage that resulted from an increase in revenues and to cost-saving initiatives.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $15.0 million and $15.2 million for the three months ended September 30, 2011 and 2010, respectively. The homebuilding segments recorded $4.0 million of interest expense during the third quarter of 2011, compared to $6.2 million of interest expense during the same period in 2010. The decrease in interest expense from the third quarter of 2010 was primarily due to the capitalization of a greater amount of interest incurred during the third quarter of 2011, which resulted from a higher level of inventory under development, and to lower debt outstanding.

The Company’s net loss from discontinued operations totaled $17.4 million, or $0.39 per diluted share, for the quarter ended September 30, 2011, compared to a net loss of $943,000, or $0.02 per diluted share, for the same

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

period in 2010. Pretax charges associated with discontinued operations included $15.7 million, or $0.35 per diluted share, related to inventory and other valuation adjustments and write-offs for the quarter ended September 30, 2011. There were no inventory and other valuation adjustments or write-offs for the same period in 2010. (See Note 18, “Discontinued Operations.”)

Nine months ended September 30, 2011, compared to nine months ended September 30, 2010

The homebuilding segments reported a pretax loss from continuing operations of $23.8 million for the first nine months of 2011, compared to a pretax loss of $27.9 million for the same period in the prior year. Homebuilding results for the first nine months of 2011 improved from the same period in 2010 primarily due to lower inventory and other valuation adjustments and write-offs and to a decline in interest expense, partially offset by reduced closing volume and by a higher selling, general and administrative expense ratio.

Homebuilding revenues decreased 20.1 percent to $607.7 million for the first nine months of 2011 from $760.8 million for the same period in 2010 primarily due to a 21.5 percent decline in closings, partially offset by a 2.0 percent increase in the average closing price of a home. Homebuilding revenues for the first nine months of 2011 included $2.3 million from land sales, which resulted in pretax earnings of $198,000, compared to homebuilding revenues for the first nine months of 2010 that included $5.0 million from land sales, which resulted in pretax earnings of $780,000. Gross profit margin from land sales was 8.6 percent for the nine-month period ended September 30, 2011, compared to 15.6 percent for the same period in 2010. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios.

Housing gross profit margin for the first nine months of 2011 was 14.0 percent, compared to 12.2 percent for the same period in 2010. This improvement was primarily attributable to lower inventory and other valuation adjustments and write-offs, reduced direct construction and land costs and the recovery of Chinese drywall warranty costs from third parties, partially offset by lower leverage of direct overhead expense due to a decrease in the number of homes delivered. Current period inventory and other valuation adjustments and land option abandonments affecting housing gross profit margin decreased to $7.4 million for the nine months ended September 30, 2011, from $21.2 million for the same period in 2010.

The selling, general and administrative expense ratio totaled 14.2 percent of homebuilding revenues for the first nine months of 2011, compared to 12.8 percent for the same period in 2010. This increase was primarily attributable to lower leverage that resulted from a decline in revenues and to severance charges totaling $3.6 million, partially offset by cost-saving initiatives. Selling, general and administrative expense dollars decreased $11.1 million to $86.5 million during the first nine months of 2011 from $97.6 million for the same period in 2010.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $45.9 million and $44.5 million for the nine months ended September 30, 2011 and 2010, respectively. The homebuilding segments recorded $14.5 million of interest expense during the first nine months of 2011, compared to $18.7 million of interest expense during the same period in 2010. The decrease in interest expense from the first nine months of 2010 was primarily due to the capitalization of a greater amount of interest incurred during the first nine months of 2011, which resulted from a higher level of inventory under development, and to lower debt outstanding.

The Company’s net loss from discontinued operations totaled $20.4 million, or $0.46 per diluted share, for the nine months ended September 30, 2011, compared to a net loss of $2.1 million, or $0.05 per diluted share, for the same period in 2010. Pretax charges associated with discontinued operations included $16.4 million, or $0.37 per diluted share, and $899,000, or $0.02 per diluted share, related to inventory and other valuation adjustments and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

write-offs for the nine months ended September 30, 2011 and 2010, respectively. (See Note 18, “Discontinued Operations.”)

Homebuilding Segment Information

New Orders

New orders increased 29.6 percent to 963 units for the third quarter of 2011 from 743 units for the same period in 2010, and new order dollars rose 31.6 percent for the third quarter of 2011, compared to the same period in 2010. New orders for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, increased 25.6 percent in the North, 23.1 percent in the Southeast, 39.7 percent in Texas and 37.8 percent in the West. The increase in new orders was due to a 13.4 percent rise in active communities, although broader market trends and economic conditions that contribute to soft demand for residential housing persist. Additionally, the Company’s average monthly sales absorption rate was 1.6 homes per community for the third quarter of 2011, versus 1.4 homes per community for the third quarter of 2010.

The following table provides the number of the Company’s active communities at September 30, 2011 and 2010:

		SEPTEMBER 30,
	2011	2010	% CHG
North	61	58	5.2%
Southeast	59	53	11.3
Texas	70	60	16.7
West	21	15	40.0
Total	211	186	13.4%

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table is a summary of the Company’s new orders (units and aggregate sales value) for the three- and nine-month periods ended September 30, 2011 and 2010:

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	% CHG	2011	2010	% CHG

UNITS
North	304	242	25.6%	936	883	6.0%
Southeast	293	238	23.1	873	836	4.4
Texas	264	189	39.7	802	670	19.7
West	102	74	37.8	246	304	(19.1)
Total	963	743	29.6%	2,857	2,693	6.1%

DOLLARS (in millions)
North	$83	$65	26.8%	$253	$232	8.9%
Southeast	64	53	21.7	187	180	3.7
Texas	66	47	39.9	204	169	21.0
West	31	20	54.4	76	75	1.1
Total	$244	$185	31.6%	$720	$656	9.7%

The following table provides the Company’s cancellation rates for the three- and nine-month periods ended September 30, 2011 and 2010:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

North	18.3%	24.8%	19.0%	22.7%
Southeast	17.2	16.2	18.4	16.7
Texas	24.1	27.9	21.1	23.1
West	22.7	23.7	22.4	23.2
Total	20.1%	23.0%	19.7%	21.1%

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three- and nine-month periods ended September 30, 2011 and 2010:

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
		2011		2010		2011		2010
	AVG $	% OF	AVG $	% OF	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$27	9.1%	$31	10.5%	$29	9.7%	$33	11.2%
Southeast	26	10.6	25	9.9	27	10.9	26	10.2
Texas	40	13.8	36	12.3	40	13.9	35	12.2
West	27	8.2	34	13.0	31	9.7	28	11.2
Total	$30	10.9%	$31	11.2%	$32	11.3%	$31	11.2%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three- and nine-month periods ended September 30, 2011 and 2010:

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	% CHG	2011	2010	% CHG

UNITS
North	314	255	23.1%	801	963	(16.8)%
Southeast	277	231	19.9	690	915	(24.6)
Texas	292	209	39.7	755	760	(0.7)
West	72	102	(29.4)	181	454	(60.1)
Total	955	797	19.8%	2,427	3,092	(21.5)%

AVERAGE PRICE (in thousands)
North	$272	$264	3.0%	$270	$266	1.5%
Southeast	216	223	(3.1)	218	227	(4.0)
Texas	251	259	(3.1)	248	249	(0.4)
West	306	227	34.8	287	225	27.6
Total	$252	$246	2.4%	$249	$244	2.0%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At September 30, 2011, the Company had outstanding contracts for 1,557 units, representing a 0.5 percent increase from 1,549 units at June 30, 2011, and a 25.7 percent rise from 1,239 units at September 30, 2010. The $399.6 million value of outstanding contracts at September 30, 2011, represented a 26.5 percent increase from the $315.8 million value of outstanding contracts at September 30, 2010.

The following table provides the Company’s outstanding contracts (units and aggregate dollar value) and average prices at September 30, 2011 and 2010:

	SEPTEMBER 30, 2011			SEPTEMBER 30, 2010
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)

North	472	$132	$280	440	$122	$276
Southeast	520	111	213	377	82	218
Texas	447	118	264	352	92	261
West	118	39	329	70	20	291
Total	1,557	$400	$257	1,239	$316	$255

At September 30, 2011, the Company projected that approximately 56 percent of its total outstanding contracts will close during the fourth quarter of 2011, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following table provides a summary of results for the homebuilding segments for the three- and nine-month periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2011	2010	2011	2010
NORTH
Revenues	$85,348	$67,272	$215,882	$260,662
Expenses
Cost of sales	72,191	60,038	189,037	230,541
Selling, general and administrative	11,099	13,048	30,853	35,592
Interest	1,444	2,114	5,604	6,629
Total expenses	84,734	75,200	225,494	272,762
Pretax earnings (loss)	$614	$(7,928)	$(9,612)	$(12,100)
Housing gross profit margin	15.4%	10.8%	12.4%	11.5%
SOUTHEAST
Revenues	$59,837	$51,663	$150,675	$208,169
Expenses
Cost of sales	51,204	48,112	137,155	186,741
Selling, general and administrative	8,452	7,933	22,875	25,276
Interest	1,105	1,955	4,195	5,816
Total expenses	60,761	58,000	164,225	217,833
Pretax loss	$(924)	$(6,337)	$(13,550)	$(9,664)
Housing gross profit margin	15.4%	11.1%	13.4%	12.3%
TEXAS
Revenues	$73,423	$54,078	$187,951	$189,416
Expenses
Cost of sales	60,692	53,354	157,749	168,175
Selling, general and administrative	8,449	6,262	22,265	20,641
Interest	803	1,497	2,681	4,347
Total expenses	69,944	61,113	182,695	193,163
Pretax earnings (loss)	$3,479	$(7,035)	$5,256	$(3,747)
Housing gross profit margin	17.4%	1.3%	16.8%	11.5%
WEST
Revenues	$22,731	$23,181	$53,184	$102,528
Expenses
Cost of sales	20,177	20,246	46,577	86,907
Selling, general and administrative	4,213	4,795	10,549	16,107
Interest	600	659	1,994	1,877
Total expenses	24,990	25,700	59,120	104,891
Pretax loss	$(2,259)	$(2,519)	$(5,936)	$(2,363)
Housing gross profit margin	10.3%	12.6%	12.4%	15.1%
TOTAL
Revenues	$241,339	$196,194	$607,692	$760,775
Expenses
Cost of sales	204,264	181,750	530,518	672,364
Selling, general and administrative	32,213	32,038	86,542	97,616
Interest	3,952	6,225	14,474	18,669
Total expenses	240,429	220,013	631,534	788,649
Pretax earnings (loss)	$910	$(23,819)	$(23,842)	$(27,874)
Housing gross profit margin	15.5%	8.5%	14.0%	12.2%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended September 30, 2011, compared to three months ended September 30, 2010

North—Homebuilding revenues increased 26.9 percent to $85.3 million in 2011 from $67.3 million in 2010 primarily due to a 23.1 percent rise in the number of homes delivered and to a 3.0 percent increase in average closing price. Gross profit margin on home sales was 15.4 percent in 2011, compared to 10.8 percent in 2010. This increase was primarily due to a decline in inventory and other valuation adjustments and write-offs, lower land and direct construction costs, higher leverage of direct overhead expense and a decrease in sales incentives and price concessions. As a result, the North region generated pretax earnings of $614,000 in 2011, compared to a pretax loss of $7.9 million in 2010.

Southeast—Homebuilding revenues increased 15.8 percent to $59.8 million in 2011 from $51.7 million in 2010 primarily due to a 19.9 percent rise in the number of homes delivered, partially offset by a 3.1 percent decrease in average closing price. Gross profit margin on home sales was 15.4 percent in 2011, compared to 11.1 percent in 2010. This increase was primarily due to a decline in direct construction costs, higher leverage of direct overhead expense and reduced land costs, partially offset by a rise in sales incentives and price concessions. As a result, the Southeast region incurred a pretax loss of $924,000 in 2011, compared to a pretax loss of $6.3 million in 2010.

Texas—Homebuilding revenues increased 35.8 percent to $73.4 million in 2011 from $54.1 million in 2010 primarily due to a 39.7 percent rise in the number of homes delivered, partially offset by a 3.1 percent decrease in average closing price. Gross profit margin on home sales was 17.4 percent in 2011, compared to 1.3 percent in 2010. This increase was primarily due to lower inventory and other valuation adjustments and write-offs, higher leverage of direct overhead expense and reduced direct construction and land costs, partially offset by an increase in sales incentives and price concessions. As a result, the Texas region generated pretax earnings of $3.5 million in 2011, compared to a pretax loss of $7.0 million in 2010.

West—Homebuilding revenues decreased 1.9 percent to $22.7 million in 2011 from $23.2 million in 2010 primarily due to a 29.4 percent decline in the number of homes delivered, partially offset by a 34.8 percent increase in average closing price. Gross profit margin on home sales was 10.3 percent in 2011, compared to 12.6 percent in 2010. This decrease was primarily due to higher land costs that resulted, in part, from a change in the impact of prior period inventory valuation adjustments on the mix of homes delivered from various markets during the quarter, partially offset by reduced direct construction costs, higher leverage of direct overhead expense and a decrease in sales incentives and price concessions. As a result, the West region incurred a pretax loss of $2.3 million in 2011, compared to a pretax loss of $2.5 million in 2010.

Nine months ended September 30, 2011, compared to nine months ended September 30, 2010

North—Homebuilding revenues decreased 17.2 percent to $215.9 million in 2011 from $260.7 million in 2010 primarily due to a 16.8 percent decline in the number of homes delivered, partially offset by a 1.5 percent increase in average closing price. Gross profit margin on home sales was 12.4 percent in 2011, compared to 11.5 percent in 2010. This increase was primarily due to a decline in inventory and other valuation adjustments and write-offs, reduced direct construction costs and a decrease in sales incentives and price concessions, partially offset by increased land costs that resulted, in part, from a change in the impact of prior period inventory valuation adjustments on the mix of homes delivered from various markets during the quarter, and by lower leverage of direct overhead expense. As a result, the North region incurred a pretax loss of $9.6 million in 2011, compared to a pretax loss of $12.1 million in 2010.

Southeast—Homebuilding revenues decreased 27.6 percent to $150.7 million in 2011 from $208.2 million in 2010 primarily due to a 24.6 percent decline in the number of homes delivered and to a 4.0 percent decrease in average closing price. Gross profit margin on home sales was 13.4 percent in 2011, compared to 12.3 percent in 2010. This increase was primarily due to reduced direct construction costs and to a decline in inventory and other valuation

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

adjustments and write-offs, partially offset by lower leverage of direct overhead expense and by an increase in sales incentives and price concessions. As a result, the Southeast region incurred a pretax loss of $13.6 million in 2011, compared to a pretax loss of $9.7 million in 2010.

Texas—Homebuilding revenues decreased 0.8 percent to $188.0 million in 2011 from $189.4 million in 2010 primarily due to a 0.7 percent decline in the number of homes delivered and to a 0.4 percent decrease in average closing price. Gross profit margin on home sales was 16.8 percent in 2011, compared to 11.5 percent in 2010. This increase was primarily due to lower inventory and other valuation adjustments and to reduced direct construction and land costs, partially offset by a rise in sales incentives and price concessions and by lower leverage of direct overhead expense. As a result, the Texas region generated pretax earnings of $5.3 million in 2011, compared to a pretax loss of $3.7 million in 2010.

West—Homebuilding revenues decreased 48.1 percent to $53.2 million in 2011 from $102.5 million in 2010 primarily due to a 60.1 percent decline in the number of homes delivered, partially offset by a 27.6 percent increase in average closing price. Gross profit margin on home sales was 12.4 percent in 2011, compared to 15.1 percent in 2010. This decrease was primarily due to higher land costs that resulted, in part, from a change in the impact of prior period inventory valuation adjustments on the mix of homes delivered from various markets during the quarter and to lower leverage of direct overhead expense, partially offset by reduced direct construction costs and by a decrease in sales incentives and price concessions. As a result, the West region incurred a pretax loss of $5.9 million in 2011, compared to a pretax loss of $2.4 million in 2010.

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

Due to continued pressure on home prices and isolated lots held-for-sale, symptomatic of excess home inventories, the Company recorded inventory impairment charges of $617,000 and $13.3 million during the three months ended September 30, 2011 and 2010, respectively, in order to reduce the carrying values of the impaired communities to their estimated fair values. The inventory impairment charges of $617,000 represented adjustments to land and lots held for immediate sale. At September 30, 2011, the fair value of the Company’s inventory subject to valuation adjustments of $617,000 during the quarter was $2.4 million. For the three-month period ended September 30, 2010, the Company recorded joint venture and other valuation adjustments and write-offs that totaled $3.0 million. Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. The Company wrote off $369,000 and $355,000 of earnest money deposits and feasibility costs, respectively, for the third quarter of 2011, compared to $286,000 and $215,000, respectively, for the third quarter of 2010. The Company wrote off $386,000 and $875,000 of earnest money deposits and feasibility costs, respectively, for the first nine months of 2011, compared to $863,000 and $312,000, respectively, for the first nine months of 2010. Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers allows the Company to better monitor its backlog and closing process. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released, nonrecourse basis. The third-party purchaser then services and manages the loans. During the third quarter of 2011, the Company began to transition mortgage sales from an early purchase program with BOA to other financial institutions due to the bank’s decision to exit the correspondent lending business. As a result, the fair value of the loans held by the Company for sale to third parties increased to $33.9 million at September 30, 2011, from $9.5 million at December 31, 2010.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except units)	2011	2010	2011	2010

REVENUES
Income from origination and sale of mortgage loans, net	$5,450	$4,595	$15,586	$19,692
Title, escrow and insurance	1,993	1,567	5,215	6,023
Interest and other	185	121	488	392
TOTAL REVENUES	7,628	6,283	21,289	26,107
EXPENSES	5,599	6,944	15,987	26,930
PRETAX EARNINGS (LOSS)	$2,029	$(661)	$5,302	$(823)
Originations (units)	673	628	1,845	2,494
Ryland Homes origination capture rate	72.5%	80.9%	76.8%	81.1%

Three months ended September 30, 2011, compared to three months ended September 30, 2010

For the three months ended September 30, 2011, the financial services segment reported pretax earnings of $2.0 million, compared to a pretax loss of $661,000 for the same period in 2010. This improvement was primarily due to higher origination income resulting from an 8.0 percent rise in volume, an increase in the fair value of the pipeline of IRLCs related to future closings, an increase in title income, and reductions in loan indemnification expense and overhead costs. Revenues for the financial services segment increased 21.4 percent to $7.6 million for the three months ended September 30, 2011, compared to $6.3 million for the same period in the prior year. For the three months ended September 30, 2011, financial services expense totaled $5.6 million, versus $6.9 million for the same period in 2010. For the three months ended September 30, 2011 and 2010, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 72.5 percent and 80.9 percent, respectively.

Nine months ended September 30, 2011, compared to nine months ended September 30, 2010

For the nine months ended September 30, 2011, the financial services segment reported pretax earnings of $5.3 million, compared to a pretax loss of $823,000 for the same period in 2010. This improvement was primarily due to reductions in loan indemnification expense and overhead costs, partially offset by lower origination income due to a 25.4 percent decline in volume, as well as to a reduction in title income. Revenues for the financial services segment decreased 18.5 percent to $21.3 million for the nine months ended September 30, 2011, compared to $26.1 million for the same period in the prior year. For the nine months ended September 30, 2011, financial services expense totaled $16.0 million, versus $26.9 million for the same period in 2010. For the nine months ended September 30, 2011 and 2010, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 76.8 percent and 81.1 percent, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate

Three months ended September 30, 2011, compared to three months ended September 30, 2010

Corporate expense totaled $7.1 million and $5.5 million for the three months ended September 30, 2011 and 2010, respectively. This increase was primarily due to a $1.9 million decrease in the market value of retirement plan investments, partially offset by lower incentive compensation costs, for the third quarter of 2011, versus the third quarter of 2010.

Nine months ended September 30, 2011, compared to nine months ended September 30, 2010

Corporate expense totaled $17.0 million and $19.8 million for the nine months ended September 30, 2011 and 2010, respectively. This decrease was primarily due to lower incentive compensation costs, partially offset by severance charges and by a $1.1 million decline in the market value of retirement plan investments for the first nine months of 2011, versus the same period in 2010. There were no severance charges for the first nine months of 2010.

Early Retirement of Debt

For the three months ended September 30, 2011, the Company recognized a $477,000 loss that related to debt repurchases, while there were no debt repurchases during the third quarter of 2010. For the nine months ended September 30, 2011 and 2010, the Company recognized net losses of $1.3 million and $19.3 million, respectively, that related to debt repurchases.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the third quarter of 2011, the Company determined that an additional valuation allowance was warranted; therefore, a net valuation allowance of $7.5 million, which was reflected as a noncash charge to income tax expense, was recorded. At September 30, 2011, the balance of the deferred tax valuation allowance was $272.8 million.

For the quarter ended September 30, 2011, the Company’s effective income tax benefit rate was 0.5 percent, compared to an effective income tax rate of 1.5 percent for the same period in 2010, primarily due to noncash charges that totaled $7.5 million and $11.0 million, respectively, for the Company’s deferred tax valuation allowance, which offsets the tax benefit generated. For the nine months ended September 30, 2011, the Company’s effective income tax benefit rate was 7.2 percent, compared to an effective income tax rate of 0.7 percent for the same period in 2010, primarily due to noncash charges that totaled $19.0 million and $24.2 million, respectively.

For the third quarter ended September 30, 2011, the Company reversed $1.1 million of state unrecognized tax benefits and accrued interest due to the expiration of time to assess tax. As of September 30, 2011, tax years 2004, 2005 and 2007 through 2010 remain subject to examination.

At September 30, 2011, the Company’s liability for gross unrecognized tax benefits was $479,000, which reflected a $2.7 million decrease from the balance of $3.2 million at December 31, 2010. The Company had $251,000 and $2.7 million in accrued interest and penalties at September 30, 2011 and December 31, 2010, respectively.

Discontinued Operations

During the third quarter of 2011, the Company announced that it is discontinuing future homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to complete all homes currently under contract and to sell its remaining available land in these divisions as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas have been classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

operations are presented separately in “Assets of discontinued operations” and “Liabilities of discontinued operations” within the Consolidated Balance Sheets. All prior periods have been reclassified to conform to the current year presentation. (See Note 18, “Discontinued Operations.”)

The Company’s net loss from discontinued operations totaled $17.4 million, or $0.39 per diluted share, for the quarter ended September 30, 2011, compared to a net loss of $943,000, or $0.02 per diluted share, for the same period in 2010. Pretax charges associated with discontinued operations included $15.7 million, or $0.35 per diluted share, related to inventory and other valuation adjustments and write-offs for the quarter ended September 30, 2011. There were no inventory and other valuation adjustments or write-offs for the same period in 2010. The Company’s net loss from discontinued operations totaled $20.4 million, or $0.46 per diluted share, for the nine months ended September 30, 2011, compared to a net loss of $2.1 million, or $0.05 per diluted share, for the same period in 2010.  Pretax charges associated with discontinued operations included $16.4 million, or $0.37 per diluted share, and $899,000, or $0.02 per diluted share, related to inventory and other valuation adjustments and write-offs for the nine months ended September 30, 2011 and 2010, respectively.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities, the issuance of new debt securities and borrowings under a revolving credit facility that was terminated by the Company in 2009. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and extending debt maturities when market conditions are favorable, as well as by investing in new, higher margin communities to facilitate a return to profitability. As a result of this strategy, the Company increased its community count and inventory by opening 18 new projects during the third quarter of 2011; has no senior debt maturities until 2013; and ended the third quarter of 2011 with $561.7 million in cash, cash equivalents and marketable securities. The Company’s housing gross profit margin increased to 15.5 percent for the third quarter of 2011 from 8.5 percent for the same period in 2010 primarily due to lower inventory and other valuation adjustments and write-offs, a decline in direct construction and land costs and to higher leverage of direct overhead expense due to an increase in the number of homes delivered. The Company is committed to further minimizing its selling, general and administrative expense during the remainder of 2011.

Consolidated inventory owned by the Company increased 11.7 percent to $770.8 million at September 30, 2011, compared to $690.4 million at December 31, 2010. The Company attempts to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At September 30, 2011, it controlled 21,926 lots, with 14,785 lots owned and 7,141 lots, or 32.6 percent, under option. Lots controlled increased 2.9 percent at September 30, 2011, from 21,309 lots controlled at December 31, 2010. The Company also controlled 1,642 lots and 1,579 lots under joint venture agreements at September 30, 2011 and December 31, 2010, respectively. (See Note 7, “Housing Inventories,” and Note 9, “Investments in Joint Ventures.”)

At September 30, 2011, the Company’s net debt-to-capital ratio, including marketable securities, increased to 37.5 percent from 22.0 percent at December 31, 2010. The Company had $561.7 million and $739.2 million in cash, cash equivalents and marketable securities at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, the Company used $119.1 million of cash for operating activities from continuing operations, which included cash outflows related to a $94.8 million increase in inventories, $23.0 million for other operating activities and $1.3 million for cash paid for income taxes. Investing activities from continuing operations provided $90.8 million, which included cash inflows of $100.0 million related to net investments in marketable securities, offset by cash outflows of $9.2 million related to property, plant and equipment. The Company used $43.8 million for financing activities from continuing operations, which included cash outflows related to $49.6 million from net decreases in senior debt and short-term borrowings and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

to payments of $4.1 million for dividends, offset by cash inflows related to a decline of $6.3 million in restricted cash and $3.5 million from the issuance of common stock. The net cash used for continuing operations during the nine months ended September 30, 2011, was $72.2 million.

Dividends declared totaled $0.03 per share for the quarters ended September 30, 2011 and 2010, and totaled $0.09 per share for the nine months ended September 30, 2011 and 2010.

For the quarter ended September 30, 2011, the homebuilding segments’ borrowing arrangements included senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $826.6 million and $870.9 million at September 30, 2011 and December 31, 2010, respectively.

The Company’s outstanding senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. At September 30, 2011, the Company was in compliance with these covenants.

During the third quarter of 2011, the Company paid $17.7 million to repurchase $17.3 million of its senior notes due 2013 and 2015, resulting in a loss of $477,000. For the nine months ended September 30, 2011, the Company paid $46.0 million to repurchase $44.8 million of its senior notes due 2013 and 2015, resulting in a loss of $1.3 million. The losses resulting from these debt repurchases were included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

During 2010, the Company redeemed and repurchased, pursuant to a tender offer and redemption, $255.7 million of its senior notes due 2012, 2013 and 2015 for $273.9 million in cash. It recognized a charge of $19.5 million resulting from the tender offer and redemption. The Company repurchased an additional $27.0 million of its senior notes, for which it paid $26.6 million in cash in the open market, resulting in a net gain of $196,000. The net loss related to these transactions was included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

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

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $67.0 million and $74.3 million under these agreements at September 30, 2011 and December 31, 2010, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. Such notes payable outstanding totaled $5.3 million and $8.9 million at September 30, 2011 and December 31, 2010, respectively.

The financial services segment uses existing equity and cash generated internally to finance its operations. In September 2011, BOA announced it would exit the correspondent lending business.  The Company has several options to replace liquidity previously provided by BOA’s early purchase program. These include either warehouse lines, internal funds or early purchase facilities provided by other financial institutions. The Company does not expect this change to significantly impact the financial condition or liquidity of its financial services

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

operations.  (See discussion regarding loans held-for-sale under “Financial Services” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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

During 2011, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization of $142.3 million from its Board of Directors to purchase approximately 13.4 million additional shares, based on the Company’s stock price at September 30, 2011. Outstanding shares of common stock at September 30, 2011 and December 31, 2010, totaled 44,408,594 and 44,187,956, respectively.

While the Company expects challenging economic conditions to eventually subside, it is focused on managing overhead expense, land acquisition, development and homebuilding construction activity in order to maintain cash and debt levels commensurate with its business. The Company believes that it will be able to fund its homebuilding and financial services operations through its existing cash resources and issuances of replacement debt.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At September 30, 2011, the Company had $51.7 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $424.1 million, of which contracts totaling $476,000 contained specific performance provisions. At December 31, 2010, the Company had $48.7 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $374.6 million, of which contracts totaling $834,000 contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $51.5 million and $88.3 million of inventory not owned related to land and lot option purchase contracts at September 30, 2011 and December 31, 2010, respectively. (See Note 8, “Variable Interest Entities (‘VIE’).”)

At September 30, 2011 and December 31, 2010, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $67.0 million and $74.3 million, respectively. Additionally, at September 30, 2011, it had development or performance bonds that totaled $98.9 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $109.7 million at December 31, 2010. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 17, “Supplemental Guarantor Information.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three- and nine-month periods ended September 30, 2011, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Outlook

An uncertain macroeconomic environment; high unemployment; tight mortgage credit standards and mortgage availability; relatively high foreclosure activity; and a large inventory of lender-controlled homes acquired through foreclosure and related price competition from their sales continued to impact the homebuilding industry, as well as the Company’s ability to attract qualified homebuyers, during the quarter. The Company increased its number of active communities by 25 during the last year and, as a result, sales orders for new homes from continuing operations rose 29.6 percent during the third quarter of 2011, compared to the same period in 2010. At September 30, 2011, the Company’s backlog of orders for new homes from continuing operations totaled 1,557 units, or a projected dollar value of $399.6 million, reflecting a 40.2 percent increase in projected dollar value from $285.0 million at December 31, 2010. While overall economic conditions remain tenuous, the Company has recently begun to experience more stable conditions in certain markets, which have led to more static levels of sales prices, cancellations and valuation adjustments. The Company continues to focus on its objectives of reloading inventory and enhancing operating results by taking advantage of attractive land acquisition opportunities to increase its number of active communities. It is also focused on lowering construction costs and achieving overhead efficiencies commensurate with current volume levels. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions; actual and expected sales rates; cost and desirability of parcels; and overall liquidity. Although the Company’s outlook remains cautious, it believes that it is well positioned to successfully take advantage of any improvements in economic trends and demand for new homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2010. For information regarding the Company’s market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

The Company has a committee consisting of key officers, including the chief accounting officer and general counsel, to ensure that its disclosure controls and procedures are effective at the reasonable assurance level.  These disclosure controls and procedures are designed such that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, as well as accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At December 31, 2010, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2011, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three and nine months ended September 30, 2011, compared to the risk factors set forth in the Company’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its own equity securities during the three months ended September 30, 2011.

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. At September 30, 2011, there was $142.3 million, or approximately 13.4 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date.

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

THE RYLAND GROUP, INC.
Registrant

November 7, 2011	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2011	By: /s/ David L. Fristoe
Date	David L. Fristoe
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