Form 10-K
period 2011-12-31
RYLAND GROUP INC
filed 2012-02-29
CIK 85974

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act")

For the fiscal year ended December 31, 2011

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from              to
Commission File Number 001-08029

THE RYLAND GROUP, INC.
 (Exact name of registrant as specified in its charter)

Maryland	52-0849948
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3011 Townsgate Road, Suite 200, Westlake Village, California 91361-3027
 (Address of principal executive offices)

Registrant's telephone number, including area code: (805) 367-3800

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
Yes ☐    No ☒

The aggregate market value of the common stock of The Ryland Group, Inc. held by nonaffiliates of the registrant (43,690,809 shares) at June 30, 2011, was $722,209,073. The number of shares of common stock of The Ryland Group, Inc. outstanding on February 24, 2012, was 44,434,020.

DOCUMENT INCORPORATED BY REFERENCE

Name of Document	Location in Report
Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

PART I

Item 1.    Business

With headquarters in Southern California, The Ryland Group, Inc., a Maryland corporation (the "Company"), is one of the nation's largest homebuilders and a mortgage-finance company. The Company is traded on the New York Stock Exchange ("NYSE") under the symbol "RYL." Founded in 1967, the Company has built more than 295,000 homes. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as "RMC") have provided mortgage financing and related services for more than 245,000 homebuyers.

The Company consists of six operating business segments: four geographically-determined homebuilding regions; financial services; and corporate. All of the Company's business is conducted and located in the United States. The Company's operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues in 2011. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots. In addition to building single-family detached homes, the homebuilding segments also build attached homes, such as townhomes, condominiums and some mid-rise buildings, that share common walls and roofs. The Company builds homes for entry-level buyers, as well as for first- and second-time move-up buyers. Its prices generally range from $150,000 to more than $450,000, with the average price of a home closed during 2011 being $251,000. The financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers.

The Company has traditionally concentrated on expanding its operations by investing its available capital in both existing and new markets. New and existing communities are evaluated based on return, profitability and cash flow, and both senior and local management are incentivized based on the achievement of such returns. Management monitors the land acquisition process, sales revenues, margins and returns achieved in each of the Company's markets as part of its capital allocation process. (See discussion in Part I, Item 1A, "Risk Factors.")

The Company, which is diversified throughout the United States, believes diversification not only reduces its exposure to economic and market fluctuations, but also enhances its growth potential. Capital is strategically allocated to avoid concentration in any given geographic area and to reduce the risk associated with excessive dependence on local market anomalies. Subject to macroeconomic and local market conditions, the Company generally tries to either manage its exposure or expand its presence in its existing markets in an effort to be among the largest builders in each of those markets. In managing its exposure, the Company may decide to exit a market or reduce its inventory position because of current factors or conditions, or it may determine that a market is no longer viable for the achievement of its strategic goals. In 2011, the Company exited its homebuilding operations in Jacksonville and Dallas. It may seek diversification or expansion by selectively entering new markets, primarily through establishing start-up or satellite operations in markets near its existing divisions.

The Company's national scale has provided opportunities for the negotiation of volume discounts and rebates from material suppliers. Additionally, it has access to a lower cost of capital due to the strength and transparency of its balance sheet, as well as to its relationships within the banking industry and capital markets. The Company believes that economies of scale and diversification may contribute to improvements in its operating margins during periods of growth and mitigate its overall risk.

Committed to product innovation, the Company conducts ongoing research into consumer preferences and trends. It is constantly adapting and improving its floor plans, design features and customized options. The Company strives to offer value, selection, location and quality to all homebuyers.

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

Recent Trends

Housing markets in the United States have experienced a prolonged downturn since 2006 due to weak consumer demand for housing and an oversupply of homes available-for-sale. A challenging economic and employment environment, mortgage losses, and related uncertainty within financial and credit markets have led the Company to downsize its operations in response. From mid-2006 through 2011, the Company decreased its overhead, exited or reduced its investments in certain markets, restructured its debt, focused on improving its operating efficiencies, and redesigned its products to be more affordable and less costly to build, all in an effort to better align its operations with current home sale trends.

As a result of improving affordability statistics, demographics and household creation trends, and based upon its experience during prior cycles in the homebuilding industry, the Company believes that attractive land acquisition opportunities exist and may arise for those builders that have the financial strength to take advantage of them. During 2011, the Company judiciously increased its community count to prepare for a slow recovery and to attain volume levels to support a return to profitability. With its strong balance sheet, liquidity, broad geographic presence and experienced personnel, the Company believes that it is well positioned to make selective investments in markets with perceived growth prospects.

Homebuilding

General

The Company's homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West.

Within each of those segments, the Company operated in the following metropolitan areas at December 31, 2011:

North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Orlando and Tampa
Texas	Austin, Houston and San Antonio
West	Denver, Las Vegas and Southern California

The Company has decentralized operations to provide more flexibility to its local division presidents and management teams. Each of its homebuilding divisions across the country generally consists of a division president; a controller; management personnel focused on land entitlement, acquisition and development, sales, construction, customer service and purchasing; and accounting and administrative personnel. The Company's operations in each of its homebuilding markets may differ due to a number of market-specific factors, including regional economic conditions and job growth; land availability and local land development; consumer preferences; competition from other homebuilders; and home resale activity. The Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and the allocation of its capital in existing markets. The market experience and expertise of local management teams are critical in making decisions regarding operations.

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

Although some of the same basic home designs are found in similar communities within the Company, it is continuously developing new designs to replace or augment existing ones to ensure that its homes reflect current consumer preferences. The Company relies on its own architectural staff and also engages unaffiliated architectural firms to develop new designs. During the past year, the Company introduced 105 new models.

Homebuyers are able to customize certain features of their homes by selecting from numerous options and upgrades displayed in the Company's model homes and design centers. These design centers, which are conveniently located in most of the Company's markets, showcase upgrades that represent increasing sources of additional revenue and profit for the Company. In all of the Company's communities, a wide selection of options is available to homebuyers for additional charges. The number and complexity of options typically increase with the size and base selling price of the home. Custom options contributed 17.2 percent of homebuilding revenues in 2011 and resulted in significantly higher margins in comparison to base homes.

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

The Company advertises directly to potential homebuyers through the Internet and in newspapers and trade publications, as well as with marketing brochures and newsletters. It also uses billboards; radio and television advertising; and its Web site to market the location, price range and availability of its homes. The Company also attempts to operate in conspicuously located communities that permit it to take advantage of local traffic patterns. Model homes play a significant role in the Company's marketing efforts not only by creating an attractive atmosphere, but also by displaying options and upgrades.

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

Financial Services

The Company's financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. The Company's financial services segment includes RMC, RH Insurance Company, Inc. ("RHIC"), LPS Holdings Corporation and its subsidiaries ("LPS") and Columbia National Risk Retention Group, Inc. ("CNRRG"). By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party purchaser then services and manages the loans. During 2011, the Company began to transition mortgage sales from an early purchase program with Bank of America ("BOA," successor to Countrywide Home Loans, Inc.) to other financial institutions due to the bank's decision to exit the correspondent lending business.

Loan Origination

In 2011, RMC's mortgage origination operations consisted primarily of the Company's homebuilder loans, which were originated in connection with sales of the Company's homes. During the year, mortgage operations originated 2,556 loans totaling $564.1 million, the vast majority of which was used for purchasing homes built by the Company and the remainder was used for purchasing homes built by others, purchasing existing homes or refinancing existing mortgage loans.

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

Title and Escrow Services

Cornerstone Title Company, doing business as Ryland Title Company, is a 100 percent-owned subsidiary of RMC that provides escrow and title services and acts as a title insurance agent primarily for the Company's homebuyers. At December 31, 2011, it provided title services in Arizona, Colorado, Florida, Illinois, Indiana, Maryland, Minnesota, Nevada, Texas and Virginia.

Insurance Services

Ryland Insurance Services ("RIS"), a 100 percent-owned subsidiary of RMC, provides insurance services to the Company's homebuyers. At December 31, 2011, RIS was licensed to operate in all of the states in which the Company's homebuilding segments operate. During 2011, it provided insurance services to 41.5 percent of the Company's homebuyers, compared to 46.8 percent during 2010.

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

Real Estate and Economic Conditions

The Company is significantly affected by fluctuations in economic activity, interest rates and levels of consumer confidence. The effects of these fluctuations differ among the various geographic markets in which the Company operates. Higher interest rates and the availability of homeowner financing may affect the ability of buyers to qualify for mortgage financing and reduce the demand for new homes. As a result, rising interest rates generally will decrease the Company's home sales and mortgage originations. In addition, continued tight credit standards negatively impacted the Company's ability to attract homebuyers during 2011. The Company's business is also affected by national and local economic conditions such as employment rates, consumer confidence and housing demand. Many of the Company's markets have experienced a significant decline in housing demand, as well as an oversupply of new and existing homes for sale.

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

Employees

At December 31, 2011, the Company had 922 employees. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

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

The Company is affected by the cyclical nature of the homebuilding industry, which is sensitive to many factors, including fluctuations in general and local economic conditions; interest rates; housing demand; employment levels; levels of new and existing homes for sale; demographic trends; availability of homeowner financing; and consumer confidence. In recent years, the markets served by the Company, and the U.S. homebuilding industry as a whole, continued to experience a prolonged decrease in demand for new homes, as well as an oversupply of new and existing homes available-for-sale. The homebuilding industry has been impacted by a lack of consumer confidence and a softening of demand for new homes, which has resulted in increased home inventories. In addition, an oversupply of alternatives to new homes, such as rental properties and existing homes, has further depressed prices and reduced margins. These trends resulted in higher inventories of unsold homes in 2011, compared to the past several years. The Company cannot predict how long these market conditions will persist and what effect they might have on the Company's financial and operating performance.

The homebuilding industry has experienced a significant downturn over the last several years. A continuing decline in demand for new homes, coupled with an increase in the inventory of available existing homes and alternatives to new homes, could adversely affect the Company's sales volume and pricing even more than has occurred to date.

The homebuilding industry has experienced a significant downturn over the last several years. As a result, the Company has experienced a decline in demand for newly built homes in almost all of its markets. This decline in demand, together with an oversupply of alternatives, such as rental properties and used homes (including foreclosed homes), has depressed prices. This combination of lower demand and higher inventories affects both the number of homes the Company can sell and the prices at which it can sell them. In 2009, the Company experienced periods of significant decline in its sales results; reduced margins as a result of higher levels of sales incentives and price concessions; and higher than normal cancellation rates. In 2010 and 2011, the Company's margins approached closer to normal market levels, but demand continued to be weak due to a significant inventory for used homes, including foreclosed homes.

Demand for new homes is sensitive to economic conditions over which the Company has no control, such as the availability of mortgage financing and the level of employment.

Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. During the last few years, the mortgage lending industry has experienced significant instability. As a result of increased default rates, particularly (but not entirely) with regard to subprime and other nonconforming loans, many lenders have reduced their willingness to make residential mortgage loans and have tightened their credit requirements with regard to them. Fewer loan products, stricter loan qualification standards and higher down payments have made it more difficult for some borrowers to finance home purchases. Although the Company's financial services segment offers mortgage loans to potential buyers, the Company may no longer be able to offer financing terms that are attractive to its potential buyers. Lack of available mortgage financing at acceptable rates reduces demand for the homes the Company builds and, in some instances, causes potential buyers to cancel contracts they have signed.

There has also been a substantial loss of jobs in the United States during the last several years. People who are unemployed or concerned about job loss are unlikely to purchase new homes and may be forced to sell the homes they own. Therefore, current employment levels can adversely affect the Company both by reducing demand for the homes it builds and by increasing the supply of homes for sale.

Because most of the Company's homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, as well as the Company's future operating and financial results.

The Company's business and earnings depend on the ability of its homebuyers to obtain financing for the purchase of their homes. Many of the Company's homebuyers must sell their existing homes in order to buy a home from the Company. During 2011, 2010 and 2009, the mortgage lending industry as a whole experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and an increase in indemnity claims for mortgages that were originated and sold by the Company. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential move-up buyer who wishes to purchase one of the Company's homes. In general, these developments have resulted in reduced demand for homes sold by the Company and have delayed any general improvement in the housing market. This, in turn, has decreased demand for mortgage loans that the Company originates through RMC. If the Company's potential homebuyers or the buyers of the homebuyers' existing homes cannot obtain suitable financing, or if increased indemnity claims are made for mortgages that are originated and sold, the result will have an adverse effect on the Company's operating and financial results and performance.

Interest rate increases or changes in federal lending programs or regulation could lower demand for the Company's homes and affect the Company's profitability.

Most of the Company's customers finance the purchase of their homes. Prior to 2006, historically low interest rates and the increased availability of specialized mortgage products, including those requiring no or low down payments, and interest-only and adjustable-rate mortgages, made homebuying more affordable for a number of customers and more available to customers with lower credit scores.

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

As a result of turbulence in the credit markets and mortgage finance industry in 2008 and 2009, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and VA. FHA backing of mortgages has recently been particularly important to the mortgage finance industry and to the Company's business. In 2011, 57.8 percent of the Company's homebuyers who chose to finance with RMC purchased a home using an FHA- or VA-backed loan. In addition, the Federal Reserve has purchased a sizable amount of mortgage-backed securities in an effort to stabilize mortgage interest rates and to support the market for mortgage-backed securities, a program that ended in 2010. The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or ceasing of the federal government's mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government's participation in and support of the residential mortgage market.

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

During the period of high demand in the homebuilding industry, many homebuyers financed their purchases using nontraditional adjustable-rate or interest-only mortgages or other mortgages, including subprime mortgages that involved, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed-rate mortgages. As a result, new homes became more affordable. However, as monthly payments for these homes increased as a result of either rising adjustable interest rates or principal payments coming due, some of these homebuyers have defaulted on their payments and had their homes foreclosed, which has increased the inventory of homes available for resale. Foreclosure sales and other distress sales may result in further declines in market prices for homes. In an environment of declining home prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future. In addition, as lenders have perceived deterioration in the credit quality of homebuyers, they have been eliminating some of their available nontraditional and subprime financing products, as well as increasing qualifications needed for mortgages and adjusting terms to address increased credit risk. In general, to the extent mortgage rates increase or lenders make it harder for prospective buyers to finance home purchases, it becomes more difficult or costly for customers to purchase the Company's homes, which has an adverse effect on its sales volume.

The Company may be subject to indemnification claims on mortgages sold to third parties.

Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The mortgage industry has experienced substantial increases in delinquencies, foreclosures and foreclosures-in-process. All mortgages are generally sold, although under certain limited circumstances, RMC is required to indemnify loan investors for losses incurred on sold loans. Reserves are created to address repurchase and indemnity claims made by these third-party investors or purchasers. These reserves are based on pending claims received that are associated with previously sold mortgage loans, industry foreclosure data, the Company's portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating loss has been made more difficult by the recent processing delays related to foreclosure losses affecting agencies and financial institutions. Because of the uncertainties inherent in estimating these matters, the Company cannot provide assurance that the amounts reserved will be adequate or that any potential inadequacies will not have an adverse effect on its results of operations.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual's federal and, in some cases, state taxable income, subject to various limitations under current tax law and policy. If the federal or state governments change income tax laws, as some policymakers have discussed, by eliminating or substantially reducing these income tax benefits, the after-tax cost of owning a new home will increase significantly. This could adversely impact both demand for and/or sales prices of new homes.

The Company is subject to inventory risk for its land, options for land, building lots and housing inventory.

The market value of the Company's land, building lots and housing inventories fluctuates as a result of changing market and economic conditions. In addition, inventory carrying costs can result in losses in poorly performing projects or markets. Changes in economic and market conditions have caused the Company to dispose of land and options for land and housing inventories on a basis that has resulted in loss and required it to write down or reduce the carrying value of its inventory. During the year ended December 31, 2011, the Company decided not to pursue development and construction in certain areas where it held land or had made option deposits, which resulted in $1.7 million in recorded write-offs of option deposits and preacquisition costs. In addition, market conditions led to recorded land-related impairments on communities and land in the aggregate amount of $13.7 million during the same period. The Company can provide no assurance that it will not need to record additional write-offs in the future.

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

There is a high level of competition in the homebuilding industry for skilled labor and building materials. Rising costs or shortages in building materials or skilled labor could cause increases in construction costs and construction delays. The Company is generally unable to pass on increases in construction costs to homebuyers who have already entered into purchase contracts. Purchase contracts generally fix the price of the home at the time the contract is signed, and this may occur well in advance of when construction commences. Further, the Company may not be able to pass on rising construction costs because of market conditions. Sustained increases in construction costs due to competition for materials and skilled labor and higher commodity prices (including prices for lumber, metals and other building material inputs), among other things, may decrease the Company's margins over time.

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

The residential homebuilding industry is highly competitive. The Company competes in each of its markets with a large number of national, regional and local homebuilding companies. This competition could cause the Company to adjust selling prices in response to competitive conditions in the markets in which it operates and could require it to increase the use of sales incentives. The Company cannot predict whether these measures will be successful or if additional incentives will be made in the future. It also competes with other housing alternatives, including existing homes and rental housing. The homebuilding industry's principal competitive factors are home price, availability of customer financing, design, quality, reputation, relationships with developers, accessibility of subcontractors, and availability and location of homesites. Any of the foregoing factors could have an adverse impact on the Company's financial performance and results of operations.

The Company's financial services segment competes with other mortgage bankers to arrange financing for homebuyers. The principal competitive factors for the financial services segment include interest rates, fees and other features of mortgage loan products available to the consumer.

Homebuilding is subject to warranty claims in the ordinary course of business that can be subject to uncertainty.

As a homebuilder, the Company is subject to warranty claims arising in the ordinary course of business. The Company records warranty and other reserves for the homes it sells to cover expected costs of materials and outside labor during warranty periods based on historical experience in the Company's markets and judgment of the qualitative risks associated with the types of homes built by the Company, including an analysis of historical claims. Because of the uncertainties inherent to these matters, the

Company cannot provide assurance that the amounts reserved for warranty claims will be adequate or that any potential inadequacies will not have an adverse effect on its results of operations.

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

The ability to access capital on favorable terms is an important factor in growing the Company's business and operations in a profitable manner. In 2007, Moody's lowered the Company's debt rating to non-investment grade, and Standard & Poor's ("S&P") also reduced the Company's investment-grade rating to non-investment grade in 2008. The Company received additional downgrades in 2008 and 2011. At December 31, 2011, Moody's and S&P reported the Company's rating outlook as stable. The loss of an investment-grade rating affects the cost, availability and terms of credit available to the Company, making it more difficult and costly to access the debt capital markets for funds that may be required to implement its business plans.

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

In late 2008 and early 2009, the Company adopted a shareholder rights plan and amended its charter to implement certain share transfer restrictions in order to preserve stockholder value and the value of certain tax assets primarily associated with net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. The shareholder rights plan and charter provisions are intended to prevent share transfers that could cause a loss of these tax assets. Both the rights plan and the charter amendment were approved by the Company's stockholders. The Company can provide no assurance that the rights plan and charter provisions will protect the Company's ability to use its net operating losses and unrealized losses to reduce potential future federal income tax obligations.

Information technology failures and data security breaches could harm the Company's business.

The Company's information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant systems failures and electrical outages in the past. While the Company takes measures to ensure its major systems have redundant capabilities, the Company's systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins, cyber-attacks and similar events. Despite the Company's implementation of network security measures, its servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with its computer systems. The occurrence of any of these events could disrupt or damage the Company's information technology systems and hamper its internal operations, the Company's ability to provide services to its customers and the ability of its customers to access the Company's information technology systems. In addition, the Company's business requires the collection and retention of large volumes of internal and customer data. The Company also maintains personally identifiable information about its employees. The integrity and protection of customer, employee and company data is critical to the Company. A material network breach in the security of the Company's information technology systems could include the theft of customer or employee data or its intellectual property or trade secrets. To the extent that any disruptions or security breach results in a loss or damage to the Company's data, or in inappropriate disclosure of confidential information, it could cause significant damage to its reputation, affect relationships with its customers, reduce demand for the Company's services, lead to claims against the Company and ultimately harm its business. In addition, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

The Company's short-term investments and marketable securities are subject to certain risks which could materially adversely affect overall financial position.

The Company invests a portion of its available cash and cash equivalent balances by purchasing marketable securities with maturities in excess of three months in a managed portfolio. The primary objectives of these investments are the preservation of capital and maintaining a high degree of liquidity, with a secondary objective of attaining higher yields than those earned on the Company's cash and cash equivalent balances. Should any of the Company's short-term investments or marketable securities lose value or have their liquidity impaired, it could materially and adversely affect the Company's overall financial position by limiting its ability to fund operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company leases office space for its corporate headquarters in Westlake Village, California, and for its IT Department and RMC's operations center in Scottsdale, Arizona. In addition, the Company leases office space in the various markets in which it operates.

Item 3.    Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On December 23, 2011, Countrywide Home Loans, Inc. filed a lawsuit against RMC in California alleging breach of contract related to representations and warranties under a loan purchase agreement dated June 26, 1995, between Countrywide and RMC, breach of contract related to repurchase obligations, and breach of contract related to indemnity obligations. The Company intends to vigorously defend itself against the asserted allegations and causes of actions contained within this lawsuit. (See Note K, "Commitments and Contingencies.")

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity, Common Stock Prices and Dividends

The Company lists its common shares on the NYSE, trading under the symbol "RYL." The latest reported sale price of the Company's common stock on February 14, 2012, was $20.48, and there were approximately 1,859 common stockholders of record on that date.

The following table presents high and low market prices, as well as dividend information, for the Company:

2011	HIGH	LOW	DIVIDENDS DECLARED PER SHARE	2010	HIGH	LOW	DIVIDENDS DECLARED PER SHARE

First quarter	$19.28	$15.59	$0.03	First quarter	$24.99	$19.52	$0.03
Second quarter	18.29	15.47	0.03	Second quarter	26.03	15.39	0.03
Third quarter	17.15	9.39	0.03	Third quarter	18.12	15.25	0.03
Fourth quarter	16.22	9.15	0.03	Fourth quarter	18.29	14.16	0.03

Issuer Purchases of Equity Securities

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At December 31, 2011, there was $142.3 million, or 9.0 million additional shares, available for purchase in accordance with this authorization, based on the Company's stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the years ended December 31, 2011, 2010 or 2009.

Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company's cumulative total stockholder returns since December 31, 2006, to the Dow Jones U.S. Home Construction and S&P 500 indices for the calendar years ended December 31:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN1
Among The Ryland Group, Inc., The S&P 500 Index
And The Dow Jones U.S. Home Construction Index

    1 $100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company's equity compensation plan information as of December 31, 2011, is summarized as follows:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by stockholders	4,606,699	$ 28.91	3,522,508
Equity compensation plans not approved by stockholders[1]	–	–	–

1
The Company does not have any equity compensation plans that have not been approved by stockholders.

Item 6.    Selected Financial Data

	YEAR ENDED DECEMBER 31,
(in millions, except per share data)	2011	2010	2009	2008	2007

ANNUAL RESULTS
REVENUES
Homebuilding	$863	$970	$1,144	$1,741	$2,704
Financial services	28	32	42	64	92

TOTAL REVENUES	891	1,002	1,186	1,805	2,796
Cost of sales	745	863	1,216	1,878	2,796
Operating expenses	181	206	225	305	398

TOTAL EXPENSES	926	1,069	1,441	2,183	3,194

Gain from marketable securities, net	4	5	4	–	–
(Loss) income related to early retirement of debt, net	(2)	(19)	11	(1)	–

Loss from continuing operations before taxes	(33)	(81)	(240)	(379)	(398)
Tax (benefit) expense	(3)	–	(97)	(9)	(86)

Net loss from continuing operations	(30)	(81)	(143)	(370)	(312)
Loss from discontinued operations, net of taxes	(21)	(4)	(19)	(27)	(22)

NET LOSS	$(51)	$(85)	$(162)	$(397)	$(334)

YEAR-END POSITION
ASSETS
Cash, cash equivalents and marketable securities	$563	$739	$815	$423	$243
Housing inventories	795	752	612	994	1,663
Other assets	186	111	208	336	486
Assets of discontinued operations	35	51	59	109	158

TOTAL ASSETS	1,579	1,653	1,694	1,862	2,550

LIABILITIES
Debt and financial services credit facility	874	880	854	781	828
Other liabilities	215	207	251	327	507
Liabilities of discontinued operations	6	4	7	15	21

TOTAL LIABILITIES	1,095	1,091	1,112	1,123	1,356

NONCONTROLLING INTEREST	34	62	–	14	69

STOCKHOLDERS' EQUITY	$450	$500	$582	$725	$1,125

PER COMMON SHARE DATA
NET LOSS
Basic
Continuing operations	$(0.67)	$(1.83)	$(3.30)	$(8.69)	$(7.40)
Discontinued operations	(0.47)	(0.10)	(0.44)	(0.64)	(0.52)

Total	(1.14)	(1.93)	(3.74)	(9.33)	(7.92)
Diluted
Continuing operations	(0.67)	(1.83)	(3.30)	(8.69)	(7.40)
Discontinued operations	(0.47)	(0.10)	(0.44)	(0.64)	(0.52)

Total	$(1.14)	$(1.93)	$(3.74)	$(9.33)	$(7.92)
DIVIDENDS DECLARED	$0.12	$0.12	$0.12	$0.39	$0.48
STOCKHOLDERS' EQUITY	$10.12	$11.31	$13.27	$16.97	$26.68

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control that could cause actual results to differ materially from the results discussed in the forward-looking statements. The factors and assumptions upon which any forward-looking statements herein are based are subject to risks and uncertainties which include, among others:

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
•
increased costs and delays in land development or home construction resulting from adverse weather conditions or other factors;
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

Results of Operations
Overview

During the second half of 2011, attractive housing affordability levels; modest improvement in economic and unemployment indicators; unsustainably low permit and construction activity; and moderate changes in buyer perceptions appear to have had an impact on the Company's ability to attract qualified homebuyers. New home prices have stabilized, required sales incentives have declined, sales traffic through the Company's communities has increased and sales rates have risen slightly. The Company has recently begun to experience lower cancellation levels and valuation adjustments. On average, its ability to generate incremental sales without forfeiting margin has improved, and it reported an increase in sales volume for the year. The Company believes that these trends may be early indicators that new housing markets have begun to stabilize. These developments, combined with reductions in absolute overhead expenditures, have allowed the Company to be profitable in the fourth quarter of 2011. However, an uncertain macroeconomic environment; tight mortgage credit standards and mortgage availability; and a large inventory of lender-controlled homes acquired through foreclosure continued to impact the homebuilding industry by keeping sales absorptions per community depressed, compared to traditional levels. Despite the aforementioned signs of stabilization in selective markets, which has led to limited progress in sales and gross margins, the Company continues to pursue additional advances in profitability through cost efficiencies. It will operate its business with the view that difficult conditions may persist for the near term until more pronounced improvements in demand occur. The Company continues to believe that meaningful advances in revenue growth and financial performance will primarily come from higher demand in the form of a return to more traditional absorption rates.

The Company reported a decrease in closing volume for the year ended December 31, 2011, compared to 2010, primarily due to the effect of uncertainty regarding economic and home price trends on sales in 2010 and the first half of 2011, partially offset by a rise in the number of active communities in which it operated and by efforts designed to more effectively promote its product and increase its market share.

During the year, the Company exited the Dallas and Jacksonville markets in order to redeploy inventory investments to more profitable markets and leverage these operations to achieve lower relative overhead and higher margins, as well as to preserve liquidity. Management's Discussion and Analysis of Financial Condition and Results of Operations is based on the Company's continuing operations and excludes discontinued operations, unless otherwise indicated. (See Note M, "Discontinued Operations.")

For the year ended December 31, 2011, the Company reported a total consolidated net loss of $50.8 million, or $1.14 per diluted share, compared to a consolidated net loss of $85.1 million, or $1.93 per diluted share, for 2010 and a consolidated net loss of $162.5 million, or $3.74 per diluted share, for 2009. The Company's net loss from continuing operations totaled $29.9 million, or $0.67 per diluted share, for the year ended December 31, 2011, compared to a net loss of $80.7 million, or $1.83 per diluted share, for 2010 and a net loss of $143.3 million, or $3.30 per diluted share, for 2009. The decrease in net loss for 2011, compared to 2010, was primarily due to lower inventory and other valuation adjustments and write-offs and to a decline in interest expense, partially offset by lower closing volume and by a higher selling, general and administrative expense ratio. In spite of reporting a net loss, the Company continued its progress toward profitability by raising gross margins through continued investments in new, more profitable communities; exiting and completing less desirable markets and communities; cautiously growing overall inventory levels while reducing debt; lowering interest expense; and decreasing selling, general and administrative expense dollars through cost-saving initiatives and leverage. The decline in net loss for 2010, compared to 2009, was primarily due to lower inventory and other valuation adjustments and write-offs and to higher gross profit margins exclusive of impairments, partially offset by increased interest expense, reduced closing volume and a higher selling, general and administrative expense ratio.

In addition, the Company recorded a net valuation allowance of $16.6 million against its deferred tax assets during 2011. Its deferred tax valuation allowance of $270.5 million at December 31, 2011, was largely the result of inventory impairments taken, and the allowance against them reflects uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future years, it expects that it will reverse its valuation allowance, which should, in turn, reduce its effective income tax rate.

Housing gross profit margin for 2011 was 14.6 percent, compared to 11.4 percent for 2010. This improvement in housing gross profit margin was primarily attributable to lower inventory and other valuation adjustments and write-offs; reduced direct construction and land costs; and the recovery of Chinese drywall warranty costs from third parties, partially offset by lower leverage of direct overhead expense due to a decrease in the number of homes delivered. Inventory and other valuation adjustments and land option abandonments impacting the housing gross profit margin declined to $8.3 million in 2011 from $33.4 million in 2010. The selling, general and administrative expense ratio was 13.4 percent of homebuilding revenues in 2011, compared to 12.9 percent in 2010. This increase was primarily due to lower leverage that resulted from a decline in revenues and to severance and feasibility abandonment charges, partially offset by cost-saving initiatives. Selling, general and administrative expense dollars decreased during 2011 to $116.0 million, compared to $125.0 million during 2010. However, the Company's current lower volume levels have made it more difficult to maintain desired overhead ratios and have required it to look at even more efficient ways of managing its business. In this regard, the Company replaced its then existing two-region operating structure with a single homebuilding management team in January 2011.

The Company's consolidated revenues decreased 11.1 percent to $890.7 million for the year ended December 31, 2011, from $1.0 billion for 2010. This decrease was primarily attributable to a 13.4 percent decline in closings, partially offset by a 2.4 percent increase in average closing price. The increase in average closing price was due to a slightly more stable price environment, as well as to a change in the product and geography mix of homes delivered during 2011, versus 2010. The Company's revenues decreased 15.5 percent to $1.0 billion for 2010 from $1.2 billion for 2009. This decrease was primarily attributable to a 15.2 percent decline in closings, partially offset by a 0.4 percent increase in average closing price. Revenues for the homebuilding and financial services segments were $862.6 million and $28.1 million in 2011, compared to $969.8 million and $32.1 million in 2010, and $1.1 billion and $41.9 million in 2009, respectively.

New orders rose 9.9 percent to 3,767 units for the year ended December 31, 2011, from 3,428 units for 2010, primarily due to an increase in active communities. New order dollars increased 14.4 percent for the year ended December 31, 2011, compared to 2010. In order to prepare for a slow recovery and to attain volume levels commensurate with profitability, the Company has increased community counts since the third quarter of 2010. The number of active communities rose 9.3 percent to 211 active communities at December 31, 2011, from 193 active communities at December 31, 2010. Backlog increased 31.4 percent at December 31, 2011, compared to December 31, 2010.

The Company ended 2011 with $563.2 million in cash, cash equivalents and marketable securities. Investments in new communities increased consolidated inventory owned by $70.8 million, or 10.3 percent, at December 31, 2011, compared to December 31, 2010. Debt declined $56.0 million during the year, and the Company's earliest senior debt maturity is in 2013. Its net debt-to-capital ratio, including marketable securities, was 36.7 percent at December 31, 2011. Stockholders' equity per share declined 10.5 percent to $10.12 at December 31, 2011, compared to $11.31 at December 31, 2010.

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

Homebuilding Overview

The combined homebuilding operations reported pretax losses from continuing operations of $16.8 million, $42.7 million and $226.2 million for 2011, 2010 and 2009, respectively. Homebuilding results in 2011 improved from those in 2010 primarily due to lower inventory and other valuation adjustments and write-offs and to a decline in interest expense, partially offset by reduced closing volume and by a higher selling, general and administrative expense ratio. Homebuilding results in 2010 improved from those in 2009 primarily due to lower inventory and other valuation adjustments and write-offs and to higher gross profit margins exclusive of impairments, partially offset by increased interest expense, reduced closing volume and a higher selling, general and administrative expense ratio.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2011	2010	2009

REVENUES
Housing	$857,180	$964,419	$1,134,268
Land and other	5,424	5,399	9,957

TOTAL REVENUES	862,604	969,818	1,144,225
EXPENSES
Cost of sales
Housing
Cost of sales	723,791	820,630	1,018,573
Valuation adjustments and write-offs	8,336	33,399	178,395

Total housing cost of sales	732,127	854,029	1,196,968
Land and other
Cost of sales	4,998	4,499	10,517
Valuation adjustments and write-offs	7,989	4,563	8,683

Total land and other cost of sales	12,987	9,062	19,200

Total cost of sales	745,114	863,091	1,216,168
Selling, general and administrative	115,955	125,021	143,500
Interest	18,348	24,389	10,767
TOTAL EXPENSES	879,417	1,012,501	1,370,435

PRETAX LOSS	$(16,813)	$(42,683)	$(226,210)

Closings (units)	3,413	3,939	4,643
Housing gross profit margin	14.6%	11.4%	(5.5)%
Selling, general and administrative ratio	13.4%	12.9%	12.5%

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; inventory held-for-sale; and cash deposits related to consolidated inventory not owned rose 10.3 percent to $761.2 million at December 31, 2011, from $690.4 million at December 31, 2010. Homes under construction increased 22.6 percent to $319.5 million at December 31, 2011, from $260.5 million at December 31, 2010, as a result of higher backlog. Land under development and improved lots increased 10.4 percent to $413.6 million at December 31, 2011, compared to $374.7 million at December 31, 2010, as the Company acquired land and opened more communities in 2011. Inventory held-for-sale decreased 61.7 percent to $11.0 million at December 31, 2011, compared to $28.7 million at December 31, 2010. Investments in the Company's unconsolidated joint ventures decreased to $10.0 million at December 31, 2011, from $13.3 million at December 31, 2010, primarily due to the impairment of a commercial parcel in a joint venture in Chicago and to distributions from the joint ventures. The Company consolidated $51.4 million of inventory not owned at December 31, 2011, compared to $88.3 million at December 31, 2010. It had 281 model homes with inventory values totaling $59.9 million at December 31, 2011, compared to 287 model homes with inventory values totaling $59.9 million at December 31, 2010. In addition, the Company had 555 started and unsold homes with inventory values totaling $99.2 million at December 31, 2011, compared to 463 started and unsold homes with inventory values totaling $78.1 million at December 31, 2010.

The following table provides certain information with respect to the Company's number of residential communities and lots under development at December 31, 2011:

	COMMUNITIES
	ACTIVE	NEW AND NOT YET OPEN	INACTIVE	HELD- FOR-SALE	TOTAL	TOTAL LOTS CONTROLLED[1]

North	62	30	9	–	101	8,536
Southeast	61	11	14	14	100	6,827
Texas	67	9	2	4	82	3,587
West	21	7	4	2	34	2,971

Total	211	57	29	20	317	21,921

1
Includes lots controlled through the Company's investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At December 31, 2011, of the 20 communities that were held-for-sale, 14 communities had fewer than 20 lots remaining.

Low interest rates and home prices have led to more favorable affordability levels. Additionally, there is an appearance of stabilization in certain housing submarkets. It is difficult to predict when the oversupply of homes either moving through the foreclosure process or readily available-for-sale may recede, which may be a prerequisite to a more robust recovery in the homebuilding industry. The Company is primarily focused on reloading inventory and sustaining profitability in anticipation of more favorable economic conditions, all while balancing those two objectives with cash preservation. Maintaining community count is among the Company's greatest challenges and highest priorities. The Company secured 6,249 owned or controlled lots, opened 66 communities and closed 48 communities during the year ended December 31, 2011. The Company operated from 9.3 percent more active communities at December 31, 2011, than it did at December 31, 2010. The number of lots controlled was 21,579 at December 31, 2011, compared to 21,309 lots at December 31, 2010. Optioned lots, as a percentage of total lots controlled, were 33.6 percent and 28.9 percent at December 31, 2011 and 2010, respectively. In addition, the Company controlled 342 lots and 1,579 lots under joint venture agreements at December 31, 2011 and 2010, respectively.

New orders represent sales contracts that have been signed by the homebuyer and approved by the Company, subject to cancellations. The dollar value of new orders increased $119.7 million, or 14.4 percent, to $954.0 million for the year ended December 31, 2011, from $834.2 million for the year ended December 31, 2010. This increase in new orders was attributable to a 9.3 percent increase in active communities and a slight increase in sales rates. The dollar value of new orders declined 28.8 percent to $834.2 million for 2010 from $1.2 billion for 2009. This decrease in new orders was primarily attributable to poor overall economic conditions, high unemployment, soft demand, and high existing and new home inventory levels in most markets. For the years ended December 31, 2011, 2010 and 2009, cancellation rates totaled 20.2 percent, 21.2 percent and 22.0 percent, respectively. Unit orders increased 9.9 percent to 3,767 new orders in 2011, compared to 3,428 new orders in 2010. Unit orders decreased 29.4 percent to 3,428 new orders in 2010, compared to 4,858 new orders in 2009.

Homebuilding revenues decreased 11.1 percent to $862.6 million for 2011 from $969.8 million for 2010 primarily due to a 13.4 percent decline in closings, partially offset by a 2.4 percent increase in the average closing price of a home. Homebuilding revenues decreased 15.2 percent to $969.8 million for 2010 from $1.1 billion for 2009 primarily due to a 15.2 percent decline in closings, partially offset by a 0.4 percent increase in the average closing price of a home.

In order to manage risk and return of land investments, match land supply with anticipated volume levels and monetize marginal land positions, the Company executed several land and lot sales during the year. Homebuilding revenues for both the years ended December 31, 2011 and 2010, included $5.4 million from land and lot sales, compared to $10.0 million for 2009, which resulted in pretax earnings of $426,000 and $900,000 for 2011 and 2010, respectively, compared to a pretax loss of $560,000 for 2009. Gross profit margin from land and lot sales was 7.9 percent for the year ended December 31, 2011, compared to 16.7 percent for 2010 and negative 5.6 percent for 2009. Fluctuations in revenues and gross profit percentages from land and lot sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Housing gross profit margin was 14.6 percent for 2011, compared to 11.4 percent for 2010 and negative 5.5 percent for 2009. The improvement in 2011 was primarily attributable to lower inventory and other valuation adjustments and write-offs; reduced direct construction and land costs; and the recovery of Chinese drywall warranty costs from third parties, partially offset by lower leverage of direct overhead expense due to a decrease in the number of homes delivered. Inventory and other valuation adjustments and land option abandonments affecting housing gross profit margin decreased to $8.3 million for the year ended December 31, 2011, from $33.4 million for 2010 and $178.4 million for 2009.

The selling, general and administrative expense ratio totaled 13.4 percent of homebuilding revenues for 2011, 12.9 percent for 2010 and 12.5 percent for 2009. The increase in the selling, general and administrative expense ratio for 2011, compared to 2010, was primarily attributable to lower leverage that resulted from a decline in revenues and to severance charges totaling $4.6 million, partially offset by cost-saving initiatives. The increase for 2010, compared to 2009, was primarily attributable to lower leverage that resulted from a decline in revenues and from allowances recorded against notes receivable that totaled $3.3 million in 2010, partially offset by cost-saving initiatives. Selling, general and administrative expense dollars decreased $9.1 million to $116.0 million for 2011 from $125.0 million for 2010 and decreased $18.5 million to $125.0 million for 2010 from $143.5 million for 2009.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $56.4 million, $55.6 million and $46.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The homebuilding segments recorded $18.3 million, $24.4 million and $10.8 million of interest expense for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in interest expense in 2011 from 2010 was primarily due to the capitalization of a greater amount of interest incurred during 2011, which resulted from a higher level of inventory-under-development, and to lower debt outstanding. The increase in interest expense in 2010 from 2009 was primarily due to additional senior debt and to a lower level of inventory-under-development, resulting in a higher debt-to-inventory-under-development ratio. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

The Company's net loss from discontinued operations totaled $20.9 million, or $0.47 per diluted share, for the year ended December 31, 2011, compared to a net loss of $4.4 million, or $0.10 per diluted share, for 2010 and a net loss of $19.1 million, or $0.44 per diluted share, for 2009. Pretax charges associated with discontinued operations included $16.0 million, or $0.36 per diluted share, $2.1 million, or $0.05 per diluted share, and $14.7 million, or $0.34 per diluted share, related to inventory and other valuation adjustments and write-offs for the years ended December 31, 2011, 2010 and 2009, respectively. (See Note M, "Discontinued Operations.")

Homebuilding Segment Information

The Company's homebuilding operations consist of four geographically-determined regional reporting segments: North, Southeast, Texas and West.

Conditions during 2011 have been most challenging in the geographic areas in which the Company has significant investments that continue to experience the greatest amount of price pressure. These areas are primarily located in the Charlotte, Chicago and Las Vegas markets.

New Orders

New orders increased 9.9 percent to 3,767 units for the year ended December 31, 2011, from 3,428 units for 2010, and new order dollars for 2011 rose 14.4 percent, compared to 2010. New orders for 2011, compared to 2010, increased 8.5 percent in the North, 13.2 percent in the Southeast and 15.6 percent in Texas, and decreased 9.9 percent in the West. New orders for 2010, compared to 2009, decreased 30.6 percent in the North, 18.6 percent in the Southeast, 23.5 percent in Texas and 53.7 percent in the West. The decline in new orders in 2010 was due, in part, to broader market trends and economic conditions that contributed to soft demand for residential housing. Additionally, the Company's average monthly sales absorption rate was 1.5 homes per community for the year ended December 31, 2011, versus 1.6 homes per community for 2010 and 2.0 homes per community for 2009.

The following table provides the number of the Company's active communities:

	DECEMBER 31,
	2011	% CHG	2010	% CHG	2009	% CHG

North	62	6.9%	58	20.8%	48	(39.2)%
Southeast	61	13.0	54	(8.5)	59	(26.3)
Texas	67	1.5	66	46.7	45	(18.2)
West	21	40.0	15	(6.3)	16	(50.0)

Total	211	9.3%	193	14.9%	168	(31.7)%

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

The following table provides the Company's new orders (units and aggregate sales value) for the years ended December 31, 2011, 2010 and 2009:

	2011	% CHG	2010	% CHG	2009	% CHG

UNITS
North	1,190	8.5%	1,097	(30.6)%	1,581	(10.7)%
Southeast	1,172	13.2	1,035	(18.6)	1,271	(10.2)
Texas	1,077	15.6	932	(23.5)	1,219	(0.7)
West	328	(9.9)	364	(53.7)	787	(15.5)

Total	3,767	9.9%	3,428	(29.4)%	4,858	(9.1)%

DOLLARS (in millions)
North	$326	12.5%	$289	(30.4)%	$416	(12.0)%
Southeast	253	13.3	224	(23.3)	291	(16.8)
Texas	272	17.9	231	(20.0)	289	3.9
West	103	13.9	90	(48.3)	175	(25.6)

Total	$954	14.4%	$834	(28.8)%	$1,171	(12.3)%

The following table displays the Company's cancellation rates for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

North	19.4%	23.3%	25.5%
Southeast	18.7	17.5	19.9
Texas	21.9	21.7	19.1
West	22.3	23.2	22.5

Total	20.2%	21.2%	22.0%

The following table provides the Company's sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
(in thousands)	AVG $ PER UNIT	% OF REVENUES	AVG $ PER UNIT	% OF REVENUES	AVG $ PER UNIT	% OF REVENUES

North	$29	9.6%	$33	11.2%	$56	17.5%
Southeast	26	10.7	26	10.3	38	13.7
Texas	40	13.9	35	12.2	34	12.7
West	29	9.2	30	11.6	50	18.2

Total	$31	11.2%	$31	11.3%	$45	15.6%

Closings

The following table provides the Company's closings and average closing prices for the years ended December 31, 2011, 2010 and 2009:

	2011	% CHG	2010	% CHG	2009	% CHG

UNITS
North	1,107	(13.5)%	1,280	(21.7)%	1,635	(24.4)%
Southeast	988	(14.4)	1,154	(2.9)	1,188	(37.5)
Texas	1,044	7.2	974	(14.3)	1,136	(17.7)
West	274	(48.4)	531	(22.4)	684	(37.5)

Total	3,413	(13.4)%	3,939	(15.2)%	4,643	(29.0)%

AVERAGE PRICE (in thousands)
North	$271	1.9%	$266	1.1%	$263	(6.4)%
Southeast	218	(3.1)	225	(5.5)	238	(7.0)
Texas	251	0.8	249	6.4	234	3.5
West	293	26.8	231	1.3	228	(11.6)

Total	$251	2.4%	$245	0.4%	$244	(5.4)%

Outstanding Contracts

Outstanding contracts denote the Company's backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At December 31, 2011, the Company had outstanding contracts for 1,481 units, representing a 31.4 percent increase from 1,127 units at December 31, 2010, primarily due to a 9.9 percent rise in unit orders during 2011, compared to 2010. The $381.8 million value of outstanding contracts at December 31, 2011, represented a 34.0 percent increase from $285.0 million at December 31, 2010.

The following table provides the Company's outstanding contracts (units and aggregate dollar value) and average prices at December 31, 2011, 2010 and 2009:

	DECEMBER 31, 2011			DECEMBER 31, 2010			DECEMBER 31, 2009
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)

North	420	$121	$288	337	$95	$283	520	$146	$281
Southeast	521	111	214	337	74	219	456	109	240
Texas	433	112	258	400	101	252	442	112	254
West	107	38	353	53	15	285	220	48	216

Total	1,481	$382	$258	1,127	$285	$253	1,638	$415	$253

At December 31, 2011, the Company projected that 48.5 percent of its outstanding contracts will close during the first quarter of 2012, subject to cancellations.

STATEMENTS OF EARNINGS

The following table provides a summary of the results for the homebuilding segments for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009

NORTH
Revenues	$299,595	$344,154	$437,924
Expenses
Cost of sales	260,769	304,643	487,114
Selling, general and administrative	40,959	46,573	47,442
Interest	6,921	8,780	3,591

Total expenses	308,649	359,996	538,147

Pretax loss	$(9,054)	$(15,842)	$(100,223)
Housing gross profit margin	13.0%	11.4%	(11.7)%

SOUTHEAST
Revenues	$218,672	$259,357	$283,295
Expenses
Cost of sales	194,371	235,896	324,949
Selling, general and administrative	30,699	32,308	37,344
Interest	5,278	7,599	4,052

Total expenses	230,348	275,803	366,345

Pretax loss	$(11,676)	$(16,446)	$(83,050)
Housing gross profit margin	14.4%	10.6%	(12.6)%

TEXAS
Revenues	$262,321	$242,691	$266,453
Expenses
Cost of sales	219,365	213,384	239,922
Selling, general and administrative	30,162	26,313	28,696
Interest	3,551	5,486	1,740

Total expenses	253,078	245,183	270,358

Pretax earnings (loss)	$9,243	$(2,492)	$(3,905)
Housing gross profit margin	16.9%	12.3%	11.2%

WEST
Revenues	$82,016	$123,616	$156,553
Expenses
Cost of sales	70,609	109,168	164,183
Selling, general and administrative	14,135	19,827	30,018
Interest	2,598	2,524	1,384

Total expenses	87,342	131,519	195,585

Pretax loss	$(5,326)	$(7,903)	$(39,032)
Housing gross profit margin	13.7%	11.5%	(4.4)%

TOTAL
Revenues	$862,604	$969,818	$1,144,225
Expenses
Cost of sales	745,114	863,091	1,216,168
Selling, general and administrative	115,955	125,021	143,500
Interest	18,348	24,389	10,767

Total expenses	879,417	1,012,501	1,370,435

Pretax loss	$(16,813)	$(42,683)	$(226,210)
Housing gross profit margin	14.6%	11.4%	(5.5)%

Homebuilding Segments 2011 versus 2010

North—Homebuilding revenues decreased 12.9 percent to $299.6 million in 2011 from $344.2 million in 2010 primarily due to a 13.5 percent decline in the number of homes delivered, partially offset by a 1.9 percent increase in average closing price. Gross profit margin on home sales was 13.0 percent in 2011, compared to 11.4 percent in 2010. This improvement was primarily due to a decline in land and direct construction costs, lower inventory and other valuation adjustments and write-offs, and a decrease in sales incentives and price concessions, partially offset by a joint venture impairment and by lower leverage of direct overhead expense. As a result, the North region incurred a pretax loss of $9.1 million in 2011, compared to a pretax loss of $15.8 million in 2010.

Southeast—Homebuilding revenues decreased 15.7 percent to $218.7 million in 2011 from $259.4 million in 2010 primarily due to a 14.4 percent decline in the number of homes delivered and to a 3.1 percent decrease in average closing price. Gross profit margin on home sales was 14.4 percent in 2011, compared to 10.6 percent in 2010. This improvement was primarily due to a decline in inventory and other valuation adjustments and write-offs and to reduced direct construction and land costs, partially offset by lower leverage of direct overhead expense and by an increase in sales incentives and price concessions. As a result, the Southeast region incurred a pretax loss of $11.7 million in 2011, compared to a pretax loss of $16.4 million in 2010.

Texas—Homebuilding revenues increased 8.1 percent to $262.3 million in 2011 from $242.7 million in 2010 primarily due to a 7.2 percent rise in the number of homes delivered and to a 0.8 percent increase in average closing price. Gross profit margin on home sales was 16.9 percent in 2011, compared to 12.3 percent in 2010. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs and to reduced direct construction costs, partially offset by a rise in sales incentives and price concessions. As a result, the Texas region generated pretax earnings of $9.2 million in 2011, compared to a pretax loss of $2.5 million in 2010.

West—Homebuilding revenues decreased 33.7 percent to $82.0 million in 2011 from $123.6 million in 2010 primarily due to a 48.4 percent decline in the number of homes delivered, partially offset by a 26.8 percent increase in average closing price. Gross profit margin on home sales was 13.7 percent in 2011, compared to 11.5 percent in 2010. This improvement was primarily due to lower land and direct construction costs, fewer joint venture impairments in 2011, compared to 2010, and a decrease in sales incentives and price concessions, partially offset by lower leverage of direct overhead expense. As a result, the West region incurred a pretax loss of $5.3 million in 2011, compared to a pretax loss of $7.9 million in 2010.

Homebuilding Segments 2010 versus 2009

North—Homebuilding revenues decreased 21.4 percent to $344.2 million in 2010 from $437.9 million in 2009 primarily due to a 21.7 percent decline in the number of homes delivered, partially offset by a 1.1 percent increase in average closing price. Gross profit margin on home sales was 11.4 percent in 2010, compared to negative 11.7 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs, reduced direct construction and land costs, and a decrease in sales incentives and price concessions, partially offset by lower leverage of direct overhead expense. As a result, the North region incurred a pretax loss of $15.8 million in 2010, compared to a pretax loss of $100.2 million in 2009.

Southeast—Homebuilding revenues decreased 8.4 percent to $259.4 million in 2010 from $283.3 million in 2009 primarily due to a 5.5 percent decline in average closing price and to a 2.9 percent reduction in the number of homes delivered. Gross profit margin on home sales was 10.6 percent in 2010, compared to negative 12.6 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs, reduced direct construction costs, and a decrease in sales incentives and price concessions, partially offset by higher land costs that resulted, in part, from a change in the impact of prior period inventory valuation adjustments on the mix of homes delivered from various markets during the year. As a result, the Southeast region incurred a pretax loss of $16.4 million in 2010, compared to a pretax loss of $83.1 million in 2009.

Texas—Homebuilding revenues decreased 8.9 percent to $242.7 million in 2010 from $266.5 million in 2009 primarily due to a 14.3 percent decline in the number of homes delivered, partially offset by a 6.4 percent increase in average closing price. Gross profit margin on home sales was 12.3 percent in 2010, compared to 11.2 percent in 2009. This improvement was primarily due to lower direct construction costs and to a decline in sales incentives and price concessions, partially offset by an increase in inventory and other valuation adjustments and write-offs. As a result, the Texas region incurred a pretax loss of $2.5 million in 2010, compared to a pretax loss of $3.9 million in 2009.

West—Homebuilding revenues decreased 21.0 percent to $123.6 million in 2010 from $156.6 million in 2009 primarily due to a 22.4 percent decline in the number of homes delivered, partially offset by a 1.3 percent increase in average closing price. Gross profit margin on home sales was 11.5 percent in 2010, compared to negative 4.4 percent in 2009. This improvement was primarily due to lower inventory and other valuation adjustments and write-offs, reduced direct construction and land costs, and a decrease in sales incentives and price concessions, partially offset by a joint venture impairment. As a result, the West region incurred a pretax loss of $7.9 million in 2010, compared to a pretax loss of $39.0 million in 2009.

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

The Company recorded inventory impairment charges of $13.7 million, $32.2 million and $179.4 million during the years ended December 31, 2011, 2010 and 2009, respectively, in order to reduce the carrying values of the impaired communities to their estimated fair values. During 2011, eight communities in which the Company expects to build homes were impaired for a total of $5.7 million; the remaining impairments that totaled $8.0 million represented adjustments to land and lots held for immediate sale. At December 31, 2011, the fair value of the Company's inventory subject to valuation adjustments of $9.5 million during the year was $9.1 million. For the years ended December 31, 2011, 2010 and 2009, the Company recorded joint venture and other valuation adjustments and write-offs that totaled $1.9 million, $7.6 million and $628,000, respectively. Should market conditions deteriorate or costs increase, it is possible that the Company's estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges.

The following table provides the total number of communities impaired during the years ended December 31, 2011, 2010 and 2009:

	2011	% CHG	2010	% CHG	2009	% CHG

North	3	(25.0)%	4	(85.7)%	28	(28.2)%
Southeast	8	(11.1)	9	(74.3)	35	6.1
Texas	5	–	5	–	5	(16.7)
West	2	100.0	–	(100.0)	13	(66.7)

Total	18	–%	18	(77.8)%	81	(30.8)%

Additionally, the Company impaired 20 communities, 4 communities and 8 communities associated with its discontinued operations in 2011, 2010 and 2009, respectively.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the year ended December 31, 2011, the Company wrote off $690,000 and $994,000 of earnest money deposits and feasibility costs, respectively. The Company wrote off $1.4 million and $690,000 of earnest money deposits and feasibility costs, respectively, during 2010, compared to $7.1 million and $179,000, respectively, during 2009. Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Investments in Joint Ventures

As of December 31, 2011, the Company participated in five active homebuilding joint ventures in the Austin, Chicago, Denver and Washington, D.C., markets. These joint ventures exist for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. Depending on the number of joint ventures and the level of activity in the entities, annual earnings from the Company's investment in joint ventures will vary significantly. The Company's investments in its unconsolidated joint ventures totaled $10.0 million at

December 31, 2011, compared to $13.3 million at December 31, 2010. For the year ended December 31, 2011, the Company's equity in losses from its unconsolidated joint ventures totaled $976,000 primarily as a result of a $1.9 million impairment related to a commercial parcel in a joint venture in Chicago during the year. For the year ended December 31, 2010, the Company's equity in losses from its unconsolidated joint ventures totaled $3.7 million primarily as a result of $4.1 million in valuation adjustments recorded against its investments in two joint ventures in Denver during the year, compared to equity in earnings that totaled $308,000 in 2009. (See "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

Financial Services

The Company's financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party purchaser then services and manages the loans. During 2011, the Company began to transition mortgage sales from an early purchase program with BOA to other financial institutions due to the bank's decision to exit the correspondent lending business. As a result, the fair value of the Company's mortgage loans held-for-sale increased to $82.4 million at December 31, 2011, from $9.5 million at December 31, 2010. Mortgage loans held-for-sale are included in "Other" assets within the Consolidated Balance Sheets.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2011	2010	2009

REVENUES
Income from origination and sale of mortgage loans, net	$19,873	$23,933	$32,449
Title, escrow and insurance	7,097	7,700	8,927
Interest and other	1,159	501	526

TOTAL REVENUES	28,129	32,134	41,902
EXPENSES	22,390	31,289	42,211

PRETAX EARNINGS (LOSS)	$5,739	$845	$(309)

Originations (units)	2,556	3,183	4,008
Ryland Homes origination capture rate	75.7%	81.2%	83.5%

In 2011, RMC's mortgage origination operations consisted primarily of mortgage loans originated in connection with the sale of the Company's homes. The number of mortgage originations was 2,556 in 2011, compared to 3,183 in 2010 and 4,008 in 2009. During 2011, origination volume totaled $564.1 million, the vast majority of which was used for purchasing homes built by the Company and the remainder was used for either purchasing homes built by others, purchasing existing homes or refinancing existing mortgage loans. The capture rate of mortgages originated for customers of the Company's homebuilding operations was 75.7 percent in 2011, compared to 81.2 percent in 2010 and 83.5 percent in 2009. The mortgage capture rate represents the percentage of homes sold and closed by the Company with a mortgage, for which the borrower obtained a mortgage loan from RMC. Approximately eight percent of the Company's homebuyers did not finance their home purchase with a mortgage.

The financial services segment reported pretax earnings of $5.7 million for 2011, compared to pretax earnings of $845,000 for 2010 and a pretax loss of $309,000 for 2009. Revenues for the financial services segment were $28.1 million in 2011, compared to $32.1 million in 2010 and $41.9 million in 2009. The 12.5 percent decrease in revenues for 2011, compared to 2010, was primarily due to a 19.1 percent decline in volume. The 23.3 percent decrease in revenues for 2010, compared to 2009, was primarily attributable to a 21.3 percent decline in volume.

During 2011, financial services expense totaled $22.4 million and included $9.3 million related to direct expenses of RMC's mortgage operations; $7.5 million related to operating expenses; $4.2 million of title, insurance and other expenses; and $1.4 million related to loan indemnification expense. Financial services expense totaled $31.3 million for 2010. The decrease in expense from 2010 to 2011 was primarily attributable to a $7.1 million reduction in loan indemnification expense and $3.3 million in savings that resulted from personnel and other reductions made in an effort to align overhead expense with lower production volume, partially offset by lower income from the Company's insurance captive. Financial services expense decreased to $31.3 million for 2010 from $42.2 million for 2009 primarily due to an $8.8 million decline in loan indemnification expense and $1.6 million in savings that resulted from personnel and other reductions made in an effort to align overhead expense with lower production volume.

Of the loans originated by RMC for 2011, 91.2 percent were either government loans or fixed-rate conventional loans. Approximately 58 percent were government loans and 42 percent were prime loans, which included bond loans administered by various city, state or municipality housing programs. Prime mortgage loans are generally defined as agency-eligible loans (Fannie Mae/Freddie Mac) and any nonconforming loans that would otherwise meet agency criteria. Currently, these are generally borrowers with Fair Isaac Corporation ("FICO") credit scores that exceed 620. RMC did not originate mortgage loans that would be classified as subprime, reduced documentation or pay-option adjustable-rate mortgages. During 2011, 62.8 percent of the mortgage loans originated by RMC were sold to BOA pursuant to their loan purchase agreement with the Company. The remaining loans were sold to investors such as Wells Fargo, JPMorgan Chase Bank, N.A. ("JPM") and Freddie Mac, or to specialized state bond loan programs. Subsequent to BOA's decision to exit the correspondent lending business, the Company began early purchase programs with other financial institutions and a repurchase credit facility with JPM. RMC is typically not required to repurchase mortgage loans. Generally, the Company is required to indemnify its investors to which mortgage loans are sold if it is shown that there has been undiscovered fraud on the part of the borrower; if there are losses due to origination deficiencies attributable to RMC; or if the borrower does not make a first payment. The Company incurred $1.4 million, $8.5 million and $17.3 million in indemnification expense during 2011, 2010 and 2009, respectively, and held loan loss or related litigation reserves of $10.1 million and $8.9 million for payment of future indemnifications at December 31, 2011 and 2010, respectively. (See Note K, "Commitments and Contingencies.")

Corporate

Corporate expense was $23.9 million in 2011, $25.1 million in 2010 and $28.3 million in 2009. Corporate expense for the year ended December 31, 2011, decreased primarily due to lower operating expenses, partially offset by higher severance charges. Corporate expense for the year ended December 31, 2010, decreased primarily due to a $2.0 million expense related to the retirement of the Company's former CEO in 2009, as well as to lower executive compensation costs.

Early Retirement of Debt

The Company recognized a net loss of $1.6 million and $19.3 million related to debt repurchases in 2011 and 2010, respectively. In 2009, the Company recorded a net gain of $10.6 million related to debt repurchases and stock-for-debt exchanges, as well as to the termination of the Company's revolving credit facility.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During 2011, the Company determined that an additional valuation allowance was warranted; therefore, it recorded a net valuation allowance totaling $16.6 million, which was reflected as a noncash charge to income tax expense. At December 31, 2011, the balance of the deferred tax valuation allowance was $270.5 million.

The Company made a $1.6 million settlement payment for income tax, interest and penalty to a state taxing authority during the quarter ended March 31, 2011. Additionally, it recorded a tax benefit of $2.4 million to reverse the excess reserve previously recorded for the tax position that related to this settlement.

The Company's provision for income tax presented an overall effective income tax benefit rate of 5.3 percent for the year ended December 31, 2011, an overall effective income tax rate of 0.2 percent for 2010, and an effective income tax benefit rate of 37.4 percent for 2009. For the years ended December 31,

2011 and 2010, the Company's effective rate differs from the federal and state statutory rates primarily due to net valuation allowances against its deferred tax assets. The change in the effective income tax rate for 2011, compared to 2010, was primarily due to the settlement of previously reserved unrecognized tax benefits. The change in the effective income tax rate for 2010, compared to 2009, was primarily due to noncash tax charges of $32.7 million in 2010 for the valuation allowance that related to the Company's deferred tax assets. (See "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note H, "Income Taxes.")

Discontinued Operations

During 2011, the Company discontinued its future homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to complete all homes currently under contract and to sell its remaining available land in these divisions as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas, which were historically reported in the Company's Southeast and Texas segments, respectively, have been classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations were presented separately in "Assets of discontinued operations" and "Liabilities of discontinued operations" within the Consolidated Balance Sheets. All prior periods have been reclassified to conform to the current year's presentation.

The Company's net loss from discontinued operations totaled $20.9 million, or $0.47 per diluted share, for the year ended December 31, 2011, compared to a net loss of $4.4 million, or $0.10 per diluted share, for 2010 and $19.1 million, or $0.44 per diluted share, for 2009. Pretax charges related to inventory and other valuation adjustments and write-offs associated with discontinued operations included $16.0 million, or $0.36 per diluted share, for the year ended December 31, 2011, compared to $2.1 million, or $0.05 per diluted share, for 2010 and $14.7 million, or $0.34 per diluted share, for 2009.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; borrowings under a repurchase credit facility; and a revolving credit facility that was terminated by the Company in 2009. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new, higher margin communities to facilitate a return to profitability. As a result of this strategy, the Company increased its community count and inventory by opening 66 new projects during the year; has no senior debt maturities until 2013; and ended 2011 with $563.2 million in cash, cash equivalents and marketable securities. The Company's housing gross profit margin increased to 14.6 percent in 2011 from 11.4 percent in 2010 primarily due to 75.0 percent lower inventory and other valuation adjustments and write-offs, as well as to a decline in direct construction and land costs and the recovery of Chinese drywall warranty costs from third parties, partially offset by lower leverage of direct overhead expense due to a decrease in the number of homes delivered. In addition, the Company reduced its selling, general and administrative expense by $9.1 million for the year ended December 31, 2011, versus the same period in 2010. The Company is committed to further minimizing its fixed selling, general and administrative expense during 2012.

	DECEMBER 31,
(in millions)	2011	2010

Cash, cash equivalents and marketable securities	$563	$739
Housing inventories[1]	761	690
Debt	824	880
Stockholders' equity	$450	$500
Net debt-to-capital ratio, including marketable securities	36.7%	22.0%

1
Excludes consolidated inventory not owned, net of cash deposits.

Consolidated inventory owned by the Company increased 10.3 percent to $761.2 million at December 31, 2011, compared to $690.4 million at December 31, 2010. The Company attempts to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At December 31, 2011, it controlled 21,579 lots, with 14,337 lots owned and 7,242 lots, or 33.6 percent, under option. Lots controlled increased 1.3 percent at December 31, 2011, from 21,309 lots controlled at December 31, 2010. The Company also controlled 342 lots and 1,579 lots under joint venture agreements at December 31, 2011 and 2010, respectively. (See "Housing Inventories" and "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2011, the Company's net debt-to-capital ratio, including marketable securities, increased to 36.7 percent from 22.0 percent at December 31, 2010, primarily as a result of investments in inventory. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $563.2 million and $739.2 million in cash, cash equivalents and marketable securities at December 31, 2011 and 2010, respectively.

The following table provides the Company's cash flow activities from continuing operations for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009

Net cash from continuing operations provided by (used for):
Operating activities	$(157,668)	$(67,532)	$277,929
Investing activities	82,311	5,984	(442,814)
Financing activities	8,112	2,996	60,877

Net decrease in cash and cash equivalents from continuing operations	$(67,245)	$(58,552)	$(104,008)

(Decrease) increase in investments in marketable securities, available-for-sale, net	$(90,779)	$(20,059)	$454,281

During 2011, the Company used $157.7 million of cash for operating activities from continuing operations, which included cash outflows related to an $85.5 million increase in inventories, $70.9 million for other operating activities and $1.3 million for income tax payments. Investing activities from continuing operations provided $82.3 million, which included cash inflows of $91.2 million related to net investments in marketable securities and $2.0 million related to a net return of investment in unconsolidated joint ventures, offset by cash outflows of $11.0 million related to property, plant and equipment. The Company provided $8.1 million for financing activities from continuing operations, which included cash inflows related to a $49.9 million increase in net borrowings against its financial services credit facility, a decline of $18.0 million in restricted cash and $3.6 million from the issuance of common stock, offset by cash outflows related to $58.0 million net decreases in senior debt and short-term borrowings and to payments of $5.4 million for dividends. The net cash used for continuing operations during 2011 was $67.2 million.

During 2010, the Company used $67.5 million of cash for operating activities from continuing operations, which included cash outflows related to a $112.1 million increase in inventories and $54.7 million for other operating activities, offset by cash inflows of $99.3 million from net income tax refunds. Investing activities from continuing operations provided $6.0 million, which included cash inflows of $22.4 million related to net investments in marketable securities, offset by cash outflows of $12.4 million related to property, plant and equipment and $4.0 million for net contributions to unconsolidated joint ventures. Financing activities from continuing operations provided $3.0 million, which included cash inflows of $6.4 million from net increases in senior debt and short-term borrowings and $4.9 million from the issuance of common stock, offset by cash outflows related to payments of $5.4 million for dividends and to an increase of $2.9 million in restricted cash. The net cash used for continuing operations during 2010 was $58.6 million.

During 2009, the Company generated $277.9 million from operating activities from continuing operations, which included cash inflows of $181.7 million from a decrease in inventories and $165.3 million from net income tax refunds, offset by $69.1 million of cash used for other operating activities. Investing activities from continuing operations used $442.8 million, which included cash outflows of $452.4 million related to net investments in marketable securities and $2.0 million related to property, plant and equipment, offset by cash inflows of $11.5 million related to a net return of investment in unconsolidated joint ventures. Financing activities from continuing operations provided $60.9 million, which included cash inflows related to a net increase of $125.0 million in senior debt and short-term borrowings and $5.1 million from the issuance of common stock and related tax benefits, offset by cash outflows related to an increase of $41.9 million in restricted cash, net repayments of $22.1 million against revolving credit facilities and $5.3 million for dividends. The net cash used for continuing operations during 2009 was $104.0 million.

Dividends declared totaled $0.12 per share for the annual periods ended December 31, 2011, 2010 and 2009.

For the year ended December 31, 2011, borrowing arrangements for the homebuilding segments included senior notes and nonrecourse secured notes payable.

Senior Notes

Senior notes outstanding, net of discount, totaled $820.0 million and $870.9 million at December 31, 2011 and 2010, respectively.

For the year ended December 31, 2011, the Company's repurchases of its senior notes totaled $51.5 million in the open market, for which it paid $52.9 million, resulting in a loss of $1.6 million. For the year ended December 31, 2010, the Company's repurchases of its senior notes totaled $27.0 million in the open market, for which it paid $26.6 million, resulting in a net gain of $196,000. For the year ended December 31, 2009, the Company's repurchases of its senior notes totaled $102.7 million in the open market, for which it paid $88.2 million, resulting in a net gain of $13.9 million. The gains or losses resulting from these debt repurchases were included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings.

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

Additionally in 2010, the Company redeemed and repurchased, pursuant to the tender offer and redemption, $255.7 million of its senior notes due 2012, 2013 and 2015 for $273.9 million in cash. It recognized a charge of $19.5 million resulting from the tender offer and redemption, which was included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings.

During 2009, the Company issued a $230.0 million aggregate principal amount of 8.4 percent senior notes due May 2017. The Company received net proceeds of $225.4 million from this offering.

The Company entered into a privately negotiated agreement with a holder of its 5.4 percent senior notes due January 2015 (the "Notes") in which it agreed to exchange shares of its common stock, par value $1.00 per share, for the Notes during 2009. For the year ended December 31, 2009, the Company issued an aggregate 729,000 shares of its common stock in exchange for $15.5 million in aggregate principal amount of the Notes. The Company recognized a net gain of $118,000 related to this stock-for-debt exchange, which was included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2011.

The Company's obligations to pay principal, premium, if any, and interest under its 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; and 6.6 percent senior notes due May 2020 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full and unconditional. (See Note L, "Supplemental Guarantor Information.")

Financial Services Credit Facility

In 2011, RMC entered into a $50.0 million repurchase credit facility with JPM. This facility is used to fund, and is secured by, mortgages originated by RMC, pending the sale of those mortgages by RMC. This facility will expire in December 2012. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At December 31, 2011, the Company was in compliance with these covenants, and the outstanding borrowings against this credit facility totaled $49.9 million.

Unsecured Revolving Credit Facility

The Company terminated its unsecured revolving credit facility during 2009. Termination of this credit facility resulted in an expense of $1.7 million, which represented the write-off of unamortized debt costs, and was included in "Loss (income) related to early retirement of debt, net" within the Consolidated Statements of Earnings. The Company believed that it did not need the credit facility to meet its liquidity requirements and that it would be able to fund its homebuilding operations through its existing cash resources. In terminating this credit facility, the Company eliminated all related financial debt covenants. There were no borrowings outstanding under the revolving credit facility at the time of its termination. The Company had letters of credit outstanding under the agreement that totaled $75.1 million prior to the termination. To provide for these and other letters of credit required in the ordinary course of its business, the Company has entered into various new letter of credit agreements that are secured by restricted cash deposits. Prior to the termination, the Company modified its unsecured revolving credit facility earlier in 2009, resulting in a $1.8 million expense, which represented a pro rata portion of the facility's unamortized debt costs. (See Note G, "Debt and Credit Facilities.")

Letter of Credit Agreements

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $66.0 million and $74.3 million under these agreements at December 31, 2011 and 2010, respectively. (See Note G, "Debt and Credit Facilities.")

Nonrecourse Secured Notes Payable

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2011 and 2010, outstanding seller-financed nonrecourse secured notes payable totaled $3.8 million and $8.9 million, respectively. (See Note G, "Debt and Credit Facilities.")

Financial Services Subsidiaries

The financial services segment uses existing equity and cash generated internally to finance its operations. In 2011, BOA announced it would exit the correspondent lending business. The Company has replaced liquidity previously provided by BOA's early purchase program with two other early purchase programs offered by other financial institutions and with a mortgage line of credit facility with JPM. Although the Company had higher mortgage loans held-for-sale during the transition to these new facilities, it does not expect this change to ultimately impact the financial condition or liquidity of its financial services operations in a significant manner.

Other

In January 2012, the Company filed a shelf registration with the SEC. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. The Company filed this registration statement to replace the prior registration statement, which expired February 6, 2012. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During 2011, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 9.0 million additional shares, based on the Company's stock price at December 31, 2011. Outstanding shares of common stock at December 31, 2011 and 2010, totaled 44,413,594 and 44,187,956, respectively.

The following table provides a summary of the Company's contractual cash obligations and commercial commitments at December 31, 2011, and the effect such obligations are expected to have on its future liquidity and cash flow:

(in thousands)	TOTAL	2012	2013–2014	2015–2016	AFTER 2016

Debt, principal maturities	$877,407	$51,762	$167,544	$128,101	$530,000
Interest on debt	316,232	57,487	97,733	81,789	79,223
Operating leases	20,327	4,366	8,191	5,483	2,287
Land option contracts[1]	1,011	1,011	–	–	–

Total at December 31, 2011	$1,214,977	$114,626	$273,468	$215,373	$611,510

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At December 31, 2011, the Company had $51.9 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $407.6 million, of which contracts totaling $1.0 million contained specific performance provisions. At December 31, 2010, the Company had $48.7 million in cash deposits and letters of credit pertaining to land and lot option purchase contracts with an aggregate purchase price of $374.6 million, of which contracts totaling $834,000 contained specific performance provisions. Additionally, the Company's liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC No. 810 ("ASC 810"), "Consolidation," the Company consolidated $51.4 million and $88.3 million of inventory not owned related to land and lot option purchase contracts at December 31, 2011 and 2010, respectively. (See "Variable Interest Entities" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2011 and 2010, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $66.0 million and $74.3 million, respectively. Additionally, at December 31, 2011, it had development or performance bonds that totaled $93.9 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $109.7 million at December 31, 2010. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note L, "Supplemental Guarantor Information.")

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

Use of Estimates

In budgeting land acquisitions, development and homebuilding construction costs associated with real estate projects, the Company evaluates market conditions; material and labor costs; buyer preferences; construction timing; and provisions for insurance, mortgage loan reserves and warranty obligations. The Company accrues its best estimate of probable cost for the resolution of legal claims. Estimates, which are based on historical experience and other assumptions, are reviewed continually, updated when necessary and believed to be reasonable under the circumstances. Management believes that the timing and scope of its evaluation procedures are proper and adequate. Changes in assumptions relating to such factors, however, could have a material effect on the Company's results of operations for a particular quarterly or annual period.

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

Marketable Securities

In 2009, the Company began to invest a portion of its available cash and cash equivalent balances in marketable securities with maturities in excess of three months in a managed portfolio. These investments are primarily held in the custody of a single financial institution. To be considered for investment, securities must meet certain minimum requirements as to their credit ratings, time to maturity and other risk-related criteria as defined by the Company's investment policies. The primary objectives of these investments are the preservation of capital and maintaining a high degree of liquidity, with a secondary objective of attaining higher yields than those earned on the Company's cash and cash equivalent balances.

The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains and losses included in "Accumulated other comprehensive income" within the Consolidated Balance Sheets. (See Note F, "Fair Values of Financial and Nonfinancial Instruments.")

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost basis, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and extent to which the fair value has been less than the security's cost basis and the adverse conditions specifically related to the security including any changes to the rating of the security by a rating agency. A temporary impairment results in an unrealized loss being recorded in "Accumulated other comprehensive income" in "Stockholders' equity" within the Consolidated Balance Sheets. An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statements of Earnings. Since the portfolio's inception, none of the unrealized losses associated with the Company's marketable securities, available-for-sale, have been determined to be other-than-temporary. The Company believes that the cost bases for its marketable securities, available-for-sale, were recoverable in all material respects at December 31, 2011 and 2010.

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or on similar assets to determine if the realizable values of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and in other communities located within the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company's analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period of time or where the operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be impaired, the Company's determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks that are associated with the continuing assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At December 31, 2011 and 2010, valuation reserves related to impaired inventories amounted to $277.2 million and $336.9 million, respectively. The net carrying values of the related inventories amounted to $195.8 million and $220.2 million at December 31, 2011 and 2010, respectively.

The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Management believes its processes are designed to properly assess the market and the carrying values of assets.

Warranty Reserves

The Company's homes are sold with limited third-party warranties. Warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Certain factors are considered in determining the reserves, including the historical range of amounts paid per house; experience with respect to similar home designs and geographic areas; the historical amount paid as a percentage of home construction costs; any warranty expenditures not considered to be normal and recurring; and conditions that may affect certain subdivisions. Improvements in quality control and construction techniques expected to impact future warranty expenditures are also considered. Accordingly, the process of determining the Company's warranty reserves balance requires estimates associated with various assumptions, each of which can positively or negatively impact this balance.

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

The Company recorded significant deferred tax assets in 2011, 2010 and 2009. These deferred tax assets were generated primarily by inventory impairments and by the Company's inability to carry back its 2011 and 2010 net operating loss. The Company believes that the continued downturn in the housing market and the uncertainty as to its length and magnitude; the inability to carry back its current net operating losses; and the continued recognition of impairment charges are significant evidence of the need for a valuation allowance against its net deferred tax assets. At December 31, 2011, the Company had a valuation allowance equal to 100 percent of its net deferred tax assets. The Company is allowed to carry forward tax losses for 20 years and to apply such tax losses to future taxable income in order to realize federal deferred tax assets. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

Mortgage Loan Loss Reserves

Reserves are created to address repurchase and indemnity claims by third-party investors or purchasers that arise primarily if the borrower obtained the loan through fraudulent information or omissions; if there are origination deficiencies attributable to RMC; or if the borrower does not make a first payment. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, industry foreclosure data, the Company's portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating losses is difficult due to the inherent uncertainty in predicting foreclosure activity, as well as to delays in processing and requests for payment related to the loan loss by agencies and financial institutions. Recorded reserves represent the Company's best estimate of current and future unpaid losses as of December 31, 2011, based on existing conditions and available information. The Company continues to evaluate the adequacy of its mortgage loan loss reserves and believes that its existing estimation process provides a reasonable estimate of loss. Because the Company's mortgage loan loss reserves can be impacted by a significant number of factors, it is possible that subsequent changes in conditions or available information may change assumptions and estimates, which could have a material impact on its mortgage loan loss reserve balance.

Share-Based Payments

The Company follows the provisions of ASC No. 718 ("ASC 718"), "Compensation—Stock Compensation," which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company calculates the fair value of stock options by using the Black-Scholes-Merton option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions and involves a number of variables. These variables include, but are not limited to: expected price volatility of the stock over the term of the awards, expected dividend yield and expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. If actual results differ significantly from these estimates, stock-based compensation expense and the Company's consolidated results of operations could be materially impacted. The Company believes that accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Outlook

During the second half of 2011, price declines have moderated, which, combined with a more favorable mix of product, has led to increasing average prices; improved sales traffic through the Company's communities; and slightly higher sales rates. Attractive housing affordability levels; modest improvement in economic and unemployment indicators; unsustainably low permit and construction activity; and moderate changes in buyer perceptions appear to have had an impact on the Company's ability to attract qualified homebuyers. The Company believes that these trends may be early indicators that new housing markets have begun to stabilize. On average, its ability to generate incremental sales without forfeiting margin has improved, and the Company reported an increase in sales volume for the year. These developments, combined with reductions in absolute overhead expenditures, have allowed the Company to make significant strides toward profitability. The Company increased its number of active communities by 9.3 percent during the year and sales orders for new homes from continuing operations rose 9.9 percent during 2011, compared to 2010. At December 31, 2011, the Company's backlog of orders for new homes from continuing operations totaled 1,481 units, or a projected dollar value of $381.8 million, reflecting a 34.0 percent increase in projected dollar value from $285.0 million at December 31, 2010. However, an uncertain macroeconomic environment; tight mortgage credit standards and mortgage availability; and a large inventory of lender-controlled homes acquired through foreclosure continued to impact the homebuilding industry. The Company continues to focus on its objectives of reloading inventory and enhancing operating results by taking advantage of attractive land acquisition opportunities to increase its number of active communities. It is also intent on lowering construction costs and achieving overhead efficiencies commensurate with current volume levels. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions; actual and expected sales rates; cost and desirability of parcels; and overall liquidity. Although the Company's outlook remains cautious, it believes that it is well positioned to successfully take advantage of any improvements in economic trends and in the demand for new homes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Summary

The following table provides information about the Company's significant financial instruments that are sensitive to changes in interest rates at December 31, 2011. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For other financial instruments, weighted-average rates are based on implied forward rates as of the reporting date.

Interest Rate Sensitivity
Principal Amount by Expected Maturity

(in thousands)	2012	2013–2014	2015–2016	THERE- AFTER	TOTAL	FAIR VALUE

Senior notes (fixed rate)	$–	$167,182	$126,481	$530,000	$823,663	$824,560
Average interest rate	–%	6.9%	5.4%	7.4%	7.0%
Other financial instruments
Mortgage interest rate lock commitments:
Notional amount	$114,583	$–	$–	$–	$114,583	$3,359
Average interest rate	4.1%	–%	–%	–%	4.1%
Forward-delivery contracts:
Notional amount	$56,500	$–	$–	$–	$56,500	$(1,235)
Average interest rate	3.5%	–%	–%	–%	3.5%

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

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2011	2010	2009

REVENUES
Homebuilding	$862,604	$969,818	$1,144,225
Financial services	28,129	32,134	41,902

TOTAL REVENUES	890,733	1,001,952	1,186,127

EXPENSES
Cost of sales	745,114	863,091	1,216,168
Selling, general and administrative	115,955	125,021	143,500
Financial services	22,390	31,289	42,211
Corporate	23,932	25,125	28,321
Interest	18,348	24,389	10,767

TOTAL EXPENSES	925,739	1,068,915	1,440,967

OTHER INCOME (LOSS)
Gain from marketable securities, net	3,882	5,774	3,725
(Loss) income related to early retirement of debt, net	(1,608)	(19,308)	10,573

TOTAL OTHER INCOME (LOSS)	2,274	(13,534)	14,298
Loss from continuing operations before taxes	(32,732)	(80,497)	(240,542)
Tax (benefit) expense	(2,865)	195	(97,197)

NET LOSS FROM CONTINUING OPERATIONS	(29,867)	(80,692)	(143,345)

Loss from discontinued operations, net of taxes	(20,883)	(4,447)	(19,129)

NET LOSS	$(50,750)	$(85,139)	$(162,474)

NET LOSS PER COMMON SHARE
Basic
Continuing operations	$(0.67)	$(1.83)	$(3.30)
Discontinued operations	(0.47)	(0.10)	(0.44)

Total	(1.14)	(1.93)	(3.74)

Diluted
Continuing operations	(0.67)	(1.83)	(3.30)
Discontinued operations	(0.47)	(0.10)	(0.44)

Total	$(1.14)	$(1.93)	$(3.74)

AVERAGE COMMON SHARES OUTSTANDING
Basic	44,357,470	44,050,013	43,464,955
Diluted	44,357,470	44,050,013	43,464,955
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12	$0.12

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share data)	2011	2010

ASSETS
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$159,363	$226,608
Restricted cash	56,799	74,788
Marketable securities, available-for-sale	347,016	437,795

Total cash, cash equivalents and marketable securities	563,178	739,191
Housing inventories
Homes under construction	319,476	260,505
Land under development and improved lots	413,569	374,695
Inventory held-for-sale	11,015	28,725
Consolidated inventory not owned	51,400	88,289

Total housing inventories	795,460	752,214
Property, plant and equipment	19,920	18,753
Other	165,262	91,881
Assets of discontinued operations	35,324	50,664

TOTAL ASSETS	1,579,144	1,652,703

LIABILITIES
Accounts payable	74,327	61,309
Accrued and other liabilities	140,930	145,592
Financial services credit facility	49,933	–
Debt	823,827	879,789
Liabilities of discontinued operations	6,217	4,351

TOTAL LIABILITIES	1,095,234	1,091,041

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	–	–
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—44,413,594 shares at December 31, 2011
(44,187,956 shares at December 31, 2010)	44,414	44,188
Retained earnings	405,109	453,801
Accumulated other comprehensive income	164	1,867

TOTAL STOCKHOLDERS' EQUITY FOR THE RYLAND GROUP, INC.	449,687	499,856

NONCONTROLLING INTEREST	34,223	61,806

TOTAL EQUITY	483,910	561,662

TOTAL LIABILITIES AND EQUITY	$1,579,144	$1,652,703

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)	COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2009	$42,754	$679,317	$3,291	$725,362
Comprehensive loss:
Net loss		(162,474)		(162,474)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging instruments and available-for-sale securities, net of taxes of $111			(180)	(180)

Total comprehensive loss				(162,654)
Common stock dividends (per share $0.12)		(5,308)		(5,308)
Common stock issued in stock-for-senior debt exchange	729	14,548		15,277
Stock-based compensation	362	8,823		9,185

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2009	$43,845	$534,906	$3,111	$581,862
NONCONTROLLING INTEREST				–

TOTAL EQUITY BALANCE AT DECEMBER 31, 2009				$581,862

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2010	$43,845	$534,906	$3,111	$581,862
Comprehensive loss:
Net loss		(85,139)		(85,139)
Other comprehensive loss, net of tax:
Change in net unrealized gain related to cash flow hedging instruments and available-for-sale securities, net of taxes of $771			(1,244)	(1,244)

Total comprehensive loss				(86,383)
Common stock dividends (per share $0.12)		(5,381)		(5,381)
Stock-based compensation	343	9,415		9,758

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2010	$44,188	$453,801	$1,867	$499,856
NONCONTROLLING INTEREST				61,806

TOTAL EQUITY BALANCE AT DECEMBER 31, 2010				$561,662

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2011	$44,188	$453,801	$1,867	$499,856
Comprehensive loss:
Net loss		(50,750)		(50,750)
Other comprehensive loss, net of tax:
Change in net unrealized gain/loss related to cash flow hedging instruments and available-for-sale securities, net of taxes of $502			(1,703)	(1,703)

Total comprehensive loss				(52,453)
Common stock dividends (per share $0.12)		(5,410)		(5,410)
Stock-based compensation	226	7,468		7,694

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2011	$44,414	$405,109	$164	$449,687
NONCONTROLLING INTEREST				34,223

TOTAL EQUITY BALANCE AT DECEMBER 31, 2011				$483,910

See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(in thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(29,867)	$(80,692)	$(143,345)
Adjustments to reconcile net loss from continuing operations to net cash (used for) provided by operating activities:
Depreciation and amortization	11,312	16,399	23,211
Inventory and other asset impairments and write-offs	17,319	41,938	187,257
Loss (income) on early extinguishment of debt, net	1,608	19,308	(10,573)
Gain on sale of marketable securities	(2,141)	(3,189)	(963)
Deferred tax valuation allowance	20,243	32,740	2,132
Stock-based compensation expense	9,671	11,528	10,084
Changes in assets and liabilities:
(Increase) decrease in inventories	(85,520)	(112,053)	181,696
Net change in other assets, payables and other liabilities	(99,305)	6,946	38,760
Excess tax benefits from stock-based compensation	–	–	(580)
Other operating activities, net	(988)	(457)	(9,750)

Net cash (used for) provided by operating activities from continuing operations	(157,668)	(67,532)	277,929

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in (contributions to) unconsolidated joint ventures, net	1,955	(4,043)	11,482
Additions to property, plant and equipment	(10,964)	(12,423)	(1,979)
Purchases of marketable securities, available-for-sale	(1,308,572)	(1,720,473)	(1,273,997)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,399,774	1,742,913	821,589
Other investing activities, net	118	10	91

Net cash provided by (used for) investing activities from continuing operations	82,311	5,984	(442,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	–	300,000	225,414
Retirement of long-term debt	(52,917)	(300,554)	(88,239)
Borrowings (repayments) against revolving credit facilities, net	49,933	–	(22,125)
(Decrease) increase in short-term borrowings	(5,110)	7,001	(12,140)
Common stock dividends	(5,405)	(5,367)	(5,272)
Issuance of common stock under stock-based compensation	3,622	4,851	4,512
Excess tax benefits from stock-based compensation	–	–	580
Decrease (increase) in restricted cash	17,989	(2,935)	(41,853)

Net cash provided by financing activities from continuing operations	8,112	2,996	60,877

Net decrease in cash and cash equivalents from continuing operations	(67,245)	(58,552)	(104,008)
Cash flows from operating activities—discontinued operations	469	2,052	6,145
Cash flows from investing activities—discontinued operations	(363)	(551)	–
Cash flows from financing activities—discontinued operations	(89)	(1,501)	(6,624)
Cash and cash equivalents at beginning of period[1]	226,647	285,199	389,686

CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$159,419	$226,647	$285,199

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION FROM CONTINUING OPERATIONS
Cash paid for interest, net of capitalized interest	$22,949	$27,389	$15,184
Cash paid (refunds received) for income taxes	1,343	(99,320)	(165,334)

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES FROM CONTINUING OPERATIONS
Decrease (increase) in consolidated inventory not owned related to land options	$27,583	$(61,806)	$13,574
Decrease in debt related to common stock-for-senior debt exchange	–	–	15,500

1
Includes cash and cash equivalents associated with discontinued operations of $39,000 at December 31, 2010 and 2009, and $518,000 at December 31, 2008.

2
Includes cash and cash equivalents associated with discontinued operations of $56,000 at December 31, 2011, and $39,000 at December 31, 2010 and 2009.

See Notes to Consolidated Financial Statements.

Note A: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries. Noncontrolling interest represents the selling entities' ownership interests in land and lot option purchase contracts. Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements, and certain prior year amounts have been reclassified to conform to the 2011 presentation. (See Note M, "Discontinued Operations.")

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents totaled $159.4 million and $226.6 million at December 31, 2011 and 2010, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

Restricted Cash

At December 31, 2011 and 2010, the Company had restricted cash of $56.8 million and $74.8 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $56.7 million and $74.7 million at December 31, 2011 and 2010, respectively. In addition, RMC had restricted cash for funds held in trust for third parties of $141,000 and $100,000 at December 31, 2011 and 2010, respectively.

Marketable Securities, Available-for-sale

The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains or losses generally recorded in other comprehensive income. (See Note E, "Marketable Securities, Available-for-sale.")

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or on similar assets to determine if the realizable values of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and in other communities located within the geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate costs to build and deliver homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company's analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period of time or where the operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be impaired, the Company's determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks that are associated with the continuing assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At December 31, 2011 and 2010, valuation reserves related to impaired inventories amounted to $277.2 million and $336.9 million, respectively. The net carrying values of the related inventories amounted to $195.8 million and $220.2 million at December 31, 2011 and 2010, respectively.

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

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized as the related inventory is delivered to homebuyers. The following table is a summary of activity related to capitalized interest:

(in thousands)	2011	2010	2009

Capitalized interest at January 1	$75,094	$84,664	$100,210
Interest capitalized	38,032	31,221	35,931
Interest amortized to cost of sales	(32,068)	(40,791)	(51,477)

Capitalized interest at December 31	$81,058	$75,094	$84,664

The following table summarizes each reporting segment's total number of lots owned and lots controlled under option agreements:

	DECEMBER 31, 2011			DECEMBER 31, 2010
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	4,981	3,405	8,386	4,997	3,782	8,779
Southeast	4,933	1,894	6,827	5,376	749	6,125
Texas	2,486	1,081	3,567	2,787	1,068	3,855
West	1,937	862	2,799	1,982	568	2,550

Total	14,337	7,242	21,579	15,142	6,167	21,309

Additionally, at December 31, 2011, the Company controlled an aggregate of 1,386 lots associated with discontinued operations, of which 1,330 lots were owned and 56 lots were under option. At December 31, 2010, the Company controlled an aggregate of 1,906 lots associated with discontinued operations, of which 1,414 lots were owned and 492 lots were under option.

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

In compliance with the provisions of ASC 810, the Company consolidated $51.4 million and $88.3 million of inventory not owned related to its land and lot option purchase contracts at December 31, 2011 and 2010, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE's assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $17.2 million and $26.5 million of its related cash deposits for lot option purchase contracts at December 31, 2011 and 2010, respectively, in "Consolidated inventory not owned" within the Consolidated Balance Sheets. Noncontrolling interest totaled $34.2 million and $61.8 million with respect to the consolidation of these contracts at December 31, 2011 and 2010, respectively, representing the selling entities' ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $22.3 million and $11.6 million at December 31, 2011 and 2010, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $208.5 million and $130.7 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. It participates in a number of joint ventures in which it has less than a controlling interest. As of December 31, 2011, the Company participated in five active homebuilding joint ventures in the Austin, Chicago, Denver and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures' earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment's total estimated share of lots owned and controlled by the Company under its joint ventures:

	DECEMBER 31, 2011			DECEMBER 31, 2010
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	150	–	150	150	–	150
Southeast	–	–	–	–	–	–
Texas[1]	20	–	20	54	–	54
West	172	–	172	166	1,209	1,375

Total	342	–	342	370	1,209	1,579

1
Additionally, at December 31, 2010, the Company controlled 14 lots in Dallas, all of which were owned under a joint venture now deemed to be part of its discontinued operations. This joint venture did not control any lots at December 31, 2011.

At December 31, 2011 and 2010, the Company's investments in its unconsolidated joint ventures totaled $10.0 million and $13.3 million, respectively, and were classified in "Other" assets within the Consolidated Balance Sheets. For the years ended December 31, 2011 and 2010, the Company's equity in losses from its unconsolidated joint ventures totaled $976,000 and $3.7 million, respectively, compared to equity in earnings of $308,000 for the same period in 2009. During 2011, the Company recorded a $1.9 million impairment related to a commercial parcel in a joint venture in Chicago. During 2010, the Company recorded $4.1 million of impairments against its investments in two joint ventures in Denver.

Property, Plant and Equipment

Property, plant and equipment totaled $19.9 million and $18.8 million at December 31, 2011 and 2010, respectively, and is carried at cost less accumulated depreciation and amortization. Depreciation is provided for, principally, by the straight-line method over the estimated useful lives of the assets. Property, plant and equipment included model home furnishings of $18.9 million and $18.0 million at December 31, 2011 and 2010, respectively. Model home furnishings are amortized over the life of the community as homes are closed. The amortization expense was included in "Selling, general and administrative" expense within the Consolidated Statements of Earnings.

Service Liabilities

Service, warranty and completion costs are estimated and accrued at the time a home closes and are updated as experience requires.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs totaled $5.2 million, $4.4 million and $5.1 million in 2011, 2010 and 2009, respectively, and were included in "Selling, general and administrative" expense within the Consolidated Statements of Earnings.

Loan Origination Fees, Costs, Mortgage Discount Points and Loan Sales

Mortgage loans are recorded at fair value at the time of origination in accordance with ASC No. 825 ("ASC 825"), "Financial Instruments," and are classified as held-for-sale. Sales of mortgages and the related servicing rights are accounted for in accordance with ASC No. 860 ("ASC 860"), "Transfers and Servicing." Generally, in order for a transfer of financial assets to be recognized as a sale, ASC 860 requires that control of the loans has been passed to the purchaser and that consideration other than beneficial interests has been received in return.

Derivative Instruments

In the normal course of business and pursuant to its risk-management policy, the Company enters, as an end user, into derivative instruments, including forward-delivery contracts for loans; options on forward-delivery contracts; and options on futures contracts, to minimize the impact of movement in market interest rates on IRLCs. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. It manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits. The Company elected not to use hedge accounting treatment with respect to its economic hedging activities. Accordingly, all derivative instruments used as economic hedges were included at fair value in "Other" assets or "Accrued and other liabilities" within the Consolidated Balance Sheets, with changes in value recorded in current earnings. The Company's mortgage pipeline includes IRLCs, which represent commitments that have been extended by the Company to those borrowers who have applied for loan funding and have met certain defined credit and underwriting criteria.

Comprehensive Loss

Comprehensive loss consists of net losses and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive loss totaled $52.5 million, $86.4 million and $162.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Per Share Data

Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Additionally, diluted net earnings per common share gives effect to dilutive common stock equivalent shares. For the years ended December 31, 2011, 2010 and 2009, the effects of outstanding restricted stock units and stock options were not included in diluted earnings per share calculations as they would have been antidilutive due to the Company's net loss in each of those years.

Stock-Based Compensation

In accordance with the terms of its shareholder-approved equity incentive plan, the Company issues various types of stock awards that include, but are not limited to, grants of stock options and restricted stock units to its employees. The Company records expense associated with its grant of stock awards in accordance with the provisions of ASC 718, which requires that stock-based payments to employees be recognized, based on their estimated fair values, in the Consolidated Statements of Earnings as compensation expense over the vesting period of the awards.

Additionally, the Company grants stock awards to the non-employee members of its Board of Directors pursuant to its shareholder-approved director stock plan. Stock-based compensation is recognized over the service period for such awards.

New Accounting Pronouncements

ASU 2011-04

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04 ("ASU 2011-04"), "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 revises the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about these measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the unobservable input disclosures for Level 3 fair value measurements, requiring that quantitative information be disclosed in relation to (a) the valuation processes used; (b) the sensitivity of the fair value measurement to changes in unobservable inputs and to interrelationships between those unobservable inputs; and (c) the use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is prohibited. The Company does not anticipate that ASU 2011-04 will have a material impact on its consolidated financial statements.

ASU 2011-05 and ASU 2011-12

In June 2011, the FASB issued ASU No. 2011-05 ("ASU 2011-05"), "Presentation of Comprehensive Income." The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, components of net income, and components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or specify when an item of other comprehensive income must be reclassified to net income. However, in December 2011, the FASB issued ASU No. 2011-12 ("ASU 2011-12"), "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-05 and ASU 2011-12 should be applied retrospectively. They are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

ASU 2011-11

In December 2011, the FASB issued ASU No. 2011-11 ("ASU 2011-11"), "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." The amendments in ASU 2011-11 will enhance disclosures required by GAAP by requiring improved information about financial and derivative instruments that are either (a) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Selected Segment Information

	YEAR ENDED DECEMBER 31,
(in thousands)	2011	2010	2009

REVENUES
Homebuilding
North	$299,595	$344,154	$437,924
Southeast	218,672	259,357	283,295
Texas	262,321	242,691	266,453
West	82,016	123,616	156,553
Financial services	28,129	32,134	41,902

Total	$890,733	$1,001,952	$1,186,127

(LOSS) EARNINGS BEFORE TAXES
Homebuilding
North	$(9,054)	$(15,842)	$(100,223)
Southeast	(11,676)	(16,446)	(83,050)
Texas	9,243	(2,492)	(3,905)
West	(5,326)	(7,903)	(39,032)
Financial services	5,739	845	(309)
Corporate and unallocated	(21,658)	(38,659)	(14,023)

Total	$(32,732)	$(80,497)	$(240,542)

DEPRECIATION AND AMORTIZATION
Homebuilding
North	$3,527	$4,773	$5,547
Southeast	3,145	4,116	5,566
Texas	2,610	2,429	4,173
West	1,295	4,354	6,933
Financial services	181	254	305
Corporate and unallocated	554	473	687

Total	$11,312	$16,399	$23,211

	DECEMBER 31,
(in thousands)	2011	2010

IDENTIFIABLE ASSETS
Homebuilding
North	$367,096	$374,918
Southeast	198,196	186,515
Texas	161,779	154,593
West	160,004	119,138
Financial services	144,652	74,180
Corporate and unallocated	512,093	692,695

Total	$1,543,820	$1,602,039

Note C: Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2011	2010	2009

NUMERATOR
Net loss from continuing operations	$(29,867)	$(80,692)	$(143,345)
Net loss from discontinued operations	(20,883)	(4,447)	(19,129)

Net loss available to common stockholders	$(50,750)	$(85,139)	$(162,474)
DENOMINATOR
Basic earnings per share—weighted-average shares	44,357,470	44,050,013	43,464,955
Effect of dilutive securities	–	–	–

Diluted earnings per share—adjusted weighted-average shares and assumed conversions	44,357,470	44,050,013	43,464,955
NET LOSS PER COMMON SHARE
Basic
Continuing operations	$(0.67)	$(1.83)	$(3.30)
Discontinued operations	(0.47)	(0.10)	(0.44)

Total	$(1.14)	$(1.93)	$(3.74)
Diluted
Continuing operations	$(0.67)	$(1.83)	$(3.30)
Discontinued operations	(0.47)	(0.10)	(0.44)

Total	$(1.14)	$(1.93)	$(3.74)

For the years ended December 31, 2011, 2010 and 2009, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculation, as they would have been antidilutive due to the Company's net loss in each of those years.

Note D: Derivative Instruments

The Company, which uses derivative financial instruments in its normal course of operations, has no derivative financial instruments that are held for trading purposes.

The contract or notional amounts of these financial instruments were as follows:

	DECEMBER 31,
(in thousands)	2011	2010

Mortgage interest rate lock commitments	$114,583	$95,019
Hedging contracts:
Forward-delivery contracts	$56,500	$63,595
Options on futures contracts	–	10,000

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. IRLCs expose the Company to market risk if mortgage rates increase. IRLCs had interest rates generally ranging from 3.7 percent to 4.8 percent at December 31, 2011 and 2010.

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

During 2006, the Company terminated its treasury lock commitments that were deemed to be highly effective cash flow hedges related to future senior note issuances. The gain resulting from these settlements was recorded, net of income tax effect, in "Accumulated other comprehensive income" and will be amortized until the maturity of the senior notes in 2013. The Company amortized $1.2 million of the gain in each of the years ended December 31, 2011, 2010 and 2009.

Note E: Marketable Securities, Available-for-sale

The Company's investment portfolio includes U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. Time deposits and short-term pooled investments, which are not considered cash equivalents, have original maturities in excess of 90 days. The Company considers its investment portfolio to be available-for-sale as defined in ASC No. 320 ("ASC 320"), "Investments—Debt and Equity Securities." Accordingly, these investments are recorded at their fair values. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in "Accumulated other comprehensive income" within the Consolidated Balance Sheets.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2011 and 2010, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the years ended December 31, 2011, 2010 and 2009, net realized earnings associated with the Company's investment portfolio, which includes interest, dividends and net realized gains and losses on sales of marketable securities, totaled $3.9 million, $5.8 million and $3.7 million, respectively. These earnings were included in "Gain from marketable securities, net" within the Consolidated Statements of Earnings.

The following table sets forth the fair values of marketable securities, available-for-sale by type of security:

	DECEMBER 31, 2011
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

Type of security:
U.S. Treasury securities	$1,557	$–	$(2)	$1,555
Obligations of U.S. and local government agencies	147,557	123	(860)	146,820
Corporate debt securities issued under
U.S. government/agency-backed programs	1,453	3	–	1,456
Corporate debt securities	126,088	101	(523)	125,666
Asset-backed securities	46,198	42	(496)	45,744

Total debt securities	322,853	269	(1,881)	321,241
Time deposits	25,500	–	–	25,500
Short-term pooled investments	275	–	–	275

Total marketable securities, available-for-sale	$348,628	$269	$(1,881)	$347,016

	DECEMBER 31, 2010
Type of security:
U.S. Treasury securities	$15,782	$81	$–	$15,863
Obligations of U.S. and local government agencies	33,247	12	(215)	33,044
Corporate debt securities issued under
U.S. government/agency-backed programs	170,878	112	–	170,990
Corporate debt securities	104,976	218	(92)	105,102
Asset-backed securities	7,643	1	(12)	7,632

Total debt securities	332,526	424	(319)	332,631
Time deposits	76,312	–	–	76,312
Short-term pooled investments	28,850	2	–	28,852

Total marketable securities, available-for-sale	$437,688	$426	$(319)	$437,795

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

The following table sets forth the fair values of marketable securities, available-for-sale, by contractual maturity:

	DECEMBER 31,
(in thousands)	2011	2010

Contractual maturity:
Maturing in one year or less	$167,413	$22,244
Maturing after one year through three years	120,952	299,381
Maturing after three years	32,876	11,006

Total debt securities	321,241	332,631
Time deposits and short-term pooled investments	25,775	105,164

Total marketable securities, available-for-sale	$347,016	$437,795

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

Level 1 fair values are those determined using quoted market prices in active markets for identical assets or liabilities with no valuation adjustments applied. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuation of these items is, therefore, sensitive to the assumptions used. Fair values represent the Company's best estimates as of the balance sheet date based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

The carrying values of cash, cash equivalents, restricted cash and secured notes payable are reported in the Consolidated Balance Sheets and approximate their fair values due to their short-term natures and liquidity. The aggregate carrying values of the senior notes, net of discount, reported at December 31, 2011 and 2010, were $820.0 million and $870.9 million, respectively. The aggregate fair values of the senior notes were $824.6 million and $909.5 million at December 31, 2011 and 2010, respectively. The fair values of the Company's senior notes have been determined using quoted market prices.

The following table sets forth the values and methods used for measuring the fair values of financial instruments on a recurring basis:

	FAIR VALUE AT DECEMBER 31,
(in thousands)	HIERARCHY	2011	2010

Marketable securities, available-for-sale:
U.S. Treasury securities	Level 1	$1,555	$15,863
Obligations of U.S. and local government agencies	Levels 1 and 2	146,820	33,044
Corporate debt securities issued under U.S. government/agency-backed programs	Level 2	1,456	170,990
Corporate debt securities	Level 2	125,666	105,102
Asset-backed securities	Level 2	45,744	7,632
Time deposits	Level 2	25,500	76,312
Short-term pooled investments	Levels 1 and 2	275	28,852
Mortgage loans held-for-sale	Level 2	82,351	9,534
Mortgage interest rate lock commitments	Level 3	3,359	1,496
Forward-delivery contracts	Level 2	(1,235)	719
Options on futures contracts	Level 1	–	81

Marketable Securities, Available-for-sale

At December 31, 2011 and 2010, the Company had $347.0 million and $437.8 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. (See Note E, "Marketable Securities, Available-for-sale.")

Other Financial Instruments

Options on futures contracts are exchange traded and based on quoted market prices (Level 1). Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). IRLCs are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. At December 31, 2011, contractual principal amounts of mortgage loans held-for-sale totaled $79.7 million, compared to $9.6 million at December 31, 2010. The fair values of mortgage loans held-for-sale, options on futures contracts and IRLCs were included in "Other" assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in "Other" assets and "Accrued and other liabilities" within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans totaled $16.3 million, $18.4 million and

$18.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company recognized an increase of $1.9 million in the fair value of the pipeline of IRLCs for the year ended December 31, 2011, compared to decreases of $559,000 and $120,000 in the fair value of the locked loan pipeline for the years ended December 31, 2010 and 2009, respectively. Offsetting these items, losses from forward-delivery contracts and options on futures contracts used to hedge IRLCs totaled $7.3 million, $6.1 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net gains and losses related to forward-delivery contracts, options on futures contracts and IRLCs were included in "Financial services" revenues within the Consolidated Statements of Earnings.

At December 31, 2011, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value was $2.7 million. At December 31, 2010, the excess of the aggregate unpaid principal balance over the aggregate fair value for mortgage loans held-for-sale measured at fair value was $86,000. These amounts were included in "Financial services" revenues within the Consolidated Statements of Earnings. At December 31, 2011, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $542,000 and an aggregate unpaid principal balance of $623,000. At December 31, 2010, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $468,000 and an aggregate unpaid principal balance of $592,000.

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

The following table represents a reconciliation of changes in the fair values of Level 3 items (IRLCs) included in "Financial services" revenues within the Consolidated Statements of Earnings:

(in thousands)	2011	2010

Fair value at January 1	$1,496	$2,055
Additions	18,831	17,799
Gain realized on conversion to loans	(16,330)	(18,440)
Change in valuation of items held	(638)	82

Fair value at December 31	$3,359	$1,496

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

The following table summarizes the fair values of the Company's nonfinancial assets that represent the fair values for communities and other homebuilding assets for which the Company recognized noncash impairment charges during the reporting periods:

	FAIR VALUE AT DECEMBER 31,
(in thousands)	HIERARCHY	2011	2010

Housing inventory and inventory held-for-sale[1]	Level 3	$9,121	$28,426
Other assets held-for-sale and investments in joint ventures[2]	Level 3	2,366	2,822

Total		$11,487	$31,248

1
In accordance with ASC 330, the fair values of housing inventory and inventory held-for-sale that were impaired during 2011 and 2010 totaled $9.1 million and $28.4 million at December 31, 2011 and 2010, respectively. The impairment charges related to these assets totaled $9.5 million and $32.2 million for the years ended December 31, 2011 and 2010, respectively.

2
In accordance with ASC 330, the fair values of other assets held-for-sale that were impaired during 2011 and 2010 totaled $973,000 and $1.4 million at December 31, 2011 and 2010, respectively. The impairment charges related to these assets totaled $35,000 and $191,000 for the years ended December 31, 2011 and 2010, respectively. In accordance with ASC 330, the fair values of investments in joint ventures that were impaired during 2011 and 2010 totaled $1.4 million at December 31, 2011 and 2010. The impairment charges related to these assets totaled $2.0 million and $4.1 million for the years ended December 31, 2011 and 2010, respectively.

Note G: Debt and Credit Facilities

The following table presents the composition of the Company's homebuilder debt and its financial services credit facility at December 31, 2011 and 2010:

(in thousands)	2011	2010

Senior notes
6.9 percent senior notes due June 2013	$167,182	$186,192
5.4 percent senior notes due January 2015	126,481	158,981
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000

Total senior notes	823,663	875,173
Debt discount	(3,647)	(4,305)

Senior notes, net	820,016	870,868
Secured notes payable[1]	3,811	8,921

Total debt	$823,827	$879,789
Financial services credit facility	$49,933	$–

1
Excludes secured notes payable of $89,000 associated with discontinued operations at December 31, 2010. There were no secured notes payable associated with discontinued operations at December 31, 2011.

At December 31, 2011, maturities of the Company's homebuilder debt and its financial services credit facility were scheduled as follows:

(in thousands)

2012	$51,762
2013	167,544
2014	–
2015	126,481
2016	1,620
After 2016	530,000

Total	$877,407

At December 31, 2011, the Company had outstanding (a) $167.2 million of 6.9 percent senior notes due June 2013; (b) $126.5 million of 5.4 percent senior notes due January 2015; (c) $230.0 million of 8.4 percent senior notes due May 2017; and (d) $300.0 million of 6.6 percent senior notes due May 2020. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

For the year ended December 31, 2011, the Company's repurchases of its senior notes totaled $51.5 million in the open market, for which it paid $52.9 million, resulting in a loss of $1.6 million. For the year ended December 31, 2010, the Company's repurchases of its senior notes totaled $27.0 million in the open market, for which it paid $26.6 million, resulting in a net gain of $196,000. For the year ended December 31, 2009, the Company's repurchases of its senior notes totaled $102.7 million in the open market, for which it paid $88.2 million, resulting in a net gain of $13.9 million. The gains or losses resulting from these debt repurchases were included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings.

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

Additionally in 2010, the Company redeemed and repurchased, pursuant to a tender offer and redemption, an aggregate $255.7 million of its senior notes due 2012, 2013 and 2015 for $273.9 million in cash. It recognized a charge of $19.5 million resulting from the tender offer and redemption, which was included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings.

During 2009, the Company issued a $230.0 million aggregate principal amount of 8.4 percent senior notes due May 2017. The Company received net proceeds of $225.4 million from this offering.

The Company entered into a privately negotiated agreement with a holder of its 5.4 percent senior notes due January 2015 (the "Notes") in which it agreed to exchange shares of its common stock, par value $1.00 per share, for the Notes during 2009. For the year ended December 31, 2009, the Company issued an aggregate 729,000 shares of its common stock in exchange for $15.5 million in aggregate principal amount of the Notes. The Company recognized a net gain of $118,000 related to this stock-for-debt exchange, which was included in "(Loss) income related to early retirement of debt, net" within the Consolidated Statements of Earnings.

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

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $66.0 million and $74.3 million under these agreements at December 31, 2011 and 2010, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2011 and 2010, outstanding seller-financed nonrecourse secured notes payable totaled $3.8 million and $8.9 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2011.

In 2011, RMC entered into a $50.0 million repurchase credit facility with JPM. This facility is used to fund, and is secured by, mortgages originated by RMC, pending the sale of those mortgages by RMC. This facility will expire in December 2012. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At December 31, 2011, the Company was in compliance with these covenants, and the outstanding borrowings against this credit facility totaled $49.9 million.

Note H: Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Company's experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated deferred tax assets in 2011, 2010 and 2009 primarily due to inventory impairments and net operating loss carryforwards. In light of these additional impairments, the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn's duration, which limits the Company's ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC 740, the Company recorded net valuation allowances totaling $16.6 million, $32.7 million and $2.1 million against its deferred tax assets in 2011, 2010 and 2009, respectively, which were reflected as noncash charges to income tax expense. The net valuation allowance taken for net state taxes was comprised of increases that totaled $1.4 million, $2.7 million and $8.6 million in 2011, 2010 and 2009, respectively. The net valuation allowance taken for federal taxes totaled increases of $15.2 million and $30.0 million in 2011 and 2010, respectively, and a decrease of $6.5 million in 2009.

The net increase in the valuation allowance was $16.6 million from 2010 to 2011, and the balance of the deferred tax valuation allowance totaled $270.5 million and $253.8 million at December 31, 2011 and 2010, respectively. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2030. For federal purposes, the Company's carryforwards of $704,000 can be carried forward 20 years and its remaining tax credit carryforwards of $648,000 can be carried forward 5 years, with expiration dates beginning in 2013. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

The Company's provision for income tax presented an overall effective income tax benefit rate of 5.3 percent for the year ended December 31, 2011, an overall effective income tax rate of 0.2 percent for 2010 and an overall effective income tax benefit rate of 37.4 percent for 2009. The change in the effective income tax rate for 2011, compared to 2010, was primarily due to the settlement of previously reserved unrecognized tax benefits. The change in the effective income tax rate for 2010, compared to 2009, was primarily due to noncash tax charges of $32.7 million in 2010 for the valuation allowance that related to the Company's deferred tax assets.

The Company made a $1.6 million settlement payment for income tax, interest and penalty to a state taxing authority during the first quarter of 2011. Additionally, it recorded a tax benefit of $2.4 million to reverse the excess reserve previously recorded for the tax position that related to this settlement.

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

The following table reconciles the federal income tax statutory rate to the Company's effective income tax benefit (expense) rate for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Federal income tax statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	3.2	3.2	3.2
Deferred tax valuation allowance	(37.8)	(38.5)	(0.9)
Settlement of uncertain tax positions	4.6	–	–
Other	0.3	0.1	0.1

Effective income tax benefit (expense) rate	5.3%	(0.2)%	37.4%

The Company's income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009, is summarized as follows:

(in thousands)	2011	2010	2009

CURRENT TAX (BENEFIT) EXPENSE
Federal	$(227)	$(244)	$(95,902)
State	(2,638)	439	(1,295)

Total current tax (benefit) expense	(2,865)	195	(97,197)
DEFERRED TAX EXPENSE
Federal	–	–	–
State	–	–	–

Total deferred tax expense	–	–	–

Total income tax (benefit) expense	$(2,865)	$195	$(97,197)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities were as follows:

	DECEMBER 31,
(in thousands)	2011	2010

DEFERRED TAX ASSETS
Warranty, legal and other accruals	$17,206	$17,718
Employee benefits	17,131	16,831
Noncash tax charge for impairment of long-lived assets	115,226	138,486
Joint ventures	3,604	3,146
Federal net operating loss carryforwards	107,529	66,677
Other carryforwards	1,352	1,352
State net operating loss carryforwards	36,831	33,038
Other	1,313	3,032

Total	300,192	280,280
Valuation allowance	(270,451)	(253,822)

Total deferred tax assets	29,741	26,458

DEFERRED TAX LIABILITIES
Deferred recognition of income and gains	(3,385)	(2,002)
Capitalized expenses	(24,842)	(22,693)
Other	(1,514)	(1,763)

Total deferred tax liabilities	(29,741)	(26,458)

NET DEFERRED TAX ASSET	$–	$–

The Company accounts for unrecognized tax benefits in accordance with ASC 740. It accounts for interest and penalties on unrecognized tax benefits through its provision for income taxes. At December 31, 2011, the Company's liability for gross unrecognized tax benefits was $129,000, of which $84,000, if recognized, will affect the Company's effective tax rate. The Company had $19,000 and $2.7 million in accrued interest and penalties at December 31, 2011 and 2010, respectively. At December 31, 2010, the Company's liability for gross unrecognized tax benefits was $3.2 million, of which $2.2 million, if recognized, will affect the Company's effective tax rate. The Company estimates that, within 12 months, $29,000 of gross state unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax.

The following table represents a reconciliation of changes in the Company's tax uncertainties:

(in thousands)	2011	2010

Balance at January 1	$3,164	$4,132
Additions related to current year positions	100	1,006
Reductions related to prior year positions	(450)	–
Reductions due to settlements	(1,878)	–
Reductions due to expiration of the statute of limitations	(807)	(1,974)

Balance at December 31	$129	$3,164

As of December 31, 2011, tax years 2004, 2005 and 2007 through 2011 remain subject to examination.

Note I: Employee Savings, Stock Purchase and Supplemental Executive Retirement Plans

Retirement Savings Opportunity Plan ("RSOP")

All full-time employees are eligible to participate in the RSOP. Part-time employees are eligible to participate in the RSOP following the completion of 1,000 hours of service within the first 12 months of employment or within any plan year after the date of hire. Pursuant to Section 401(k) of the Internal Revenue Code, the plan permits deferral of a portion of a participant's income into a variety of investment options. Total compensation expense related to the Company's matching contributions for this plan totaled $1.8 million, $1.9 million and $3.6 million in 2011, 2010 and 2009, respectively.

Employee Stock Purchase Plan ("ESPP")

All full-time employees of the Company, with the exception of its executive officers, are eligible to participate in the ESPP. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee's contribution by donating an additional 20.0 percent of the employee's payroll deduction. Stock is purchased by a plan administrator on a monthly basis. All brokerage and transaction fees for purchasing the stock are paid for by the Company. The Company's expense related to its matching contributions for this plan totaled $153,000, $135,000 and $160,000 in 2011, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

The Company has a supplemental nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with this plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At December 31, 2011, the cash surrender value of these contracts was $11.1 million, compared to $10.1 million at December 31, 2010, and was included in "Other" assets within the Consolidated Balance Sheets. The net periodic benefit cost of this plan for the year ended December 31, 2011, totaled $1.6 million, which included service costs of $347,000, interest costs of $731,000 and an investment loss of $521,000. The net periodic benefit cost for the year ended December 31, 2010, totaled $351,000, which included service costs of $204,000 and interest costs of $660,000, partially offset by an investment gain of $513,000. The net periodic benefit cost for the year ended December 31, 2009, totaled $2.0 million, which included service costs of $2.5 million and interest costs of $1.8 million, partially offset by an investment gain of $2.3 million. The $11.3 million and $10.3 million projected benefit obligations at December 31, 2011 and 2010, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The discount rate used for the plan was 7.0 percent for 2011 and 2010 and 7.9 percent for 2009.

Note J: Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the "Plan") permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments with performance criteria. At December 31, 2011 and 2010, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,346,508 and 1,477,072, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the "Director Plan") provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. At December 31, 2011, there were 176,000 stock awards available for future grant in accordance with the Director Plan. At December 31, 2010, there were 21,975 stock awards available under the predecessor plan. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company's stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $9.7 million, $11.5 million and $10.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Stock-based compensation expenses have been allocated to the Company's business units and are reported in "Corporate," "Financial services" and "Selling, general and administrative" expenses within the Consolidated Statements of Earnings.

ASC 718 requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation costs recognized for exercised stock options ("excess tax benefits") to be classified as financing cash flows. There were no excess tax benefits for the years ended December 31, 2011 and 2010, while an excess tax benefit of $580,000 for the year ended December 31, 2009, was classified as a financing cash inflow in the Consolidated Statements of Cash Flows.

A summary of stock option activity in accordance with the Company's equity incentive plans as of December 31, 2011, 2010 and 2009, and changes for the years then ended, follows:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (in years)	AGGREGATE INTRINSIC VALUE (in thousands)

Options outstanding at January 1, 2009	3,654,901	$37.97	3.8
Granted	482,000	14.22
Exercised	(192,630)	6.09
Forfeited	(250,574)	39.56

Options outstanding at December 31, 2009	3,693,697	$36.43	3.1	$5,277
Available for future grant	1,942,037

Total shares reserved at December 31, 2009	5,635,734

Options exercisable at December 31, 2009	2,810,299	$39.92	3.0	$2,882

Options outstanding at January 1, 2010	3,693,697	$36.43	3.1
Granted	846,000	23.30
Exercised	(200,758)	8.62
Forfeited	(616,283)	46.46

Options outstanding at December 31, 2010	3,722,656	$33.29	2.8	$1,315
Available for future grant	1,477,072

Total shares reserved at December 31, 2010	5,199,728

Options exercisable at December 31, 2010	2,580,526	$38.23	2.3	$588

Options outstanding at January 1, 2011	3,722,656	$33.29	2.8
Granted	781,000	16.52
Exercised	(44,398)	11.97
Forfeited	(510,384)	43.36

Options outstanding at December 31, 2011	3,948,874	$28.91	2.4	$553
Available for future grant	3,346,508

Total shares reserved at December 31, 2011	7,295,382

Options exercisable at December 31, 2011	2,574,246	$34.35	1.7	$369

A summary of stock options outstanding and exercisable at December 31, 2011, follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING LIFE (in years)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED- AVERAGE EXERCISE PRICE

$14.13 to $16.68	1,203,000	3.4	$15.86	311,345	$14.83
$20.99 to $37.37	1,609,638	2.0	25.14	1,126,665	25.93
$40.00 to $72.13	1,136,236	1.9	48.06	1,136,236	48.06

The total intrinsic values of stock options exercised during the years ended December 31, 2011, 2010 and 2009, were $284,000, $2.1 million and $2.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

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

The following table presents the weighted-average inputs used and fair values determined for stock options granted during the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009

Expected volatility	51.0%	53.6%	49.0%
Expected dividend yield	0.7%	0.5%	0.9%
Expected term (in years)	3.5	3.5	3.5
Risk-free rate	1.4%	1.6%	1.7%
Weighted-average grant-date fair value	$6.02	$9.05	$5.01

The Company recorded stock-based compensation expense related to stock options of $4.0 million, $4.7 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of the Company's nonvested options as of and for the years ended December 31, 2011, 2010 and 2009, follows:

	2011		2010		2009
	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE

Nonvested options outstanding at January 1	1,142,130	$8.31	883,398	$8.23	935,327	$12.19
Granted	781,000	6.02	846,000	9.05	482,000	5.01
Vested	(498,507)	8.37	(425,107)	9.44	(410,180)	13.10
Forfeited	(49,995)	7.89	(162,161)	8.79	(123,749)	9.50

Nonvested options outstanding at December 31	1,374,628	$7.00	1,142,130	$8.31	883,398	$8.23

At December 31, 2011, the total unrecognized compensation cost related to nonvested stock option awards previously granted under the Company's plans was $5.2 million. That cost is expected to be recognized over the next 2.2 years.

The Company has made several restricted stock unit awards to senior executives under the Plan and its predecessor plans. Compensation expense recognized for such awards totaled $5.3 million, $6.3 million and $5.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a summary of activity relating to restricted stock unit awards:

	2011	2010	2009

Restricted stock units at January 1	727,317	609,812	480,002
Shares awarded	305,000	404,000	416,482
Shares vested	(314,492)	(235,496)	(206,672)
Shares forfeited	(60,000)	(50,999)	(80,000)

Restricted stock units at December 31	657,825	727,317	609,812

At December 31, 2011, the outstanding restricted stock units are expected to vest as follows:
2012—338,827; 2013—217,331; and 2014—101,667.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $415,000, $547,000 and $510,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note K: Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At December 31, 2011 and 2010, it had cash deposits and letters of credit outstanding that totaled $51.9 million and $48.7 million, respectively, pertaining to land purchase contracts with aggregate purchase prices of $407.6 million and $374.6 million, respectively. At December 31, 2011 and 2010, the Company had $1.0 million and $834,000, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $114.6 million and $95.0 million at December 31, 2011 and 2010, respectively. Hedging instruments, including forward-delivery contracts, are utilized to hedge the risks associated with interest rate fluctuations on IRLCs.

The following table summarizes the Company's rent expense, which primarily relates to its office facilities, model homes, furniture and equipment:

	YEAR ENDED DECEMBER 31,
(in thousands)	2011	2010	2009

Total rent expense[1]	$7,087	$11,210	$13,075
Less income from subleases	(456)	(1,431)	(1,170)

Net rent expense	$6,631	$9,779	$11,905

1
Excludes rent expense associated with the Company's discontinued operations, which totaled $365,000, $306,000 and $363,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, future minimum rental commitments under noncancellable leases with remaining terms in excess of one year were as follows:

(in thousands)

2012	$4,408
2013	4,271
2014	4,009
2015	3,351
2016	2,225
Thereafter	2,288
Less income from subleases	(225)

Total lease commitments	$20,327

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At December 31, 2011, development bonds totaled $93.9 million, while performance-related cash deposits and letters of credit totaled $37.2 million. At December 31, 2010, development bonds totaled $109.7 million, while performance-related cash deposits and letters of credit totaled $41.9 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. After the loans are sold, ownership, credit risk and management, including servicing of the loans, passes to the third-party purchaser. RMC retains no role or interest other than standard industry representations and warranties. The Company retains potential liability for possible claims by purchasers of the loans that it breached certain limited standard industry representations and warranties in its sale agreements. There has been an increased industrywide effort by purchasers of the loans to defray losses from purchased mortgages in an unfavorable economic environment by claiming to have found inaccuracies related to sellers' representations and warranties in particular sale agreements. There is industry debate regarding the extent to which such claims are justified. The significant majority of these claims relate to loans originated in 2005, 2006 and 2007, when underwriting standards were less stringent.

The following table summarizes the composition of the Company's mortgage loan types originated, its homebuyers' average credit scores and its loan-to-value ratios:

	2011	2010	2009	2008	2007	2006

Prime	42.2%	34.9%	32.9%	51.8%	72.0%	68.8%
Government (FHA/VA)	57.8	65.1	67.1	48.2	20.1	6.9
Alt A	–	–	–	–	7.5	21.8
Subprime	–	–	–	–	0.4	2.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	726	723	717	711	713	715
Average combined loan-to-value ratio	90.3%	90.8%	91.4%	90.1%	89.1%	88.4%

While the Company's access to delinquency information is limited subsequent to loan sale, based on a review of information provided voluntarily by certain investors and on government loan reports made available by HUD, the Company believes that the average delinquency rates of RMC's loans are generally in line with industry averages. Delinquency rates for loans originated in 2008 and subsequent years are significantly lower than those in 2005 through 2007. The Company primarily attributes this decrease in delinquency rates to the industrywide tightening of credit standards and the elimination of most nontraditional loan products.

The Company's mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be reasonably estimated, the Company has accrued $10.1 million for these types of claims, but it may have additional exposure. Certain reserves have been reclassified as legal reserves as of December 31, 2011. (See "Part I, Item 3, Legal Proceedings.")

The following table represents the changes in the Company's loan loss and related legal reserves during the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009

Balance at January 1	$8,934	$17,875	$5,437
Provision for losses	1,368	8,461	17,258
Settlements made	(161)	(17,402)	(4,820)

Balance at December 31	$10,141	$8,934	$17,875

Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves and related legal reserves were reflected in "Accrued and other liabilities" within the Consolidated Balance Sheets, and their associated expenses were included in "Financial services" expense within the Consolidated Statements of Earnings.

The Company provides product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. It estimates and records warranty liabilities based upon historical experience and known risks at the time a home closes as a component of cost of sales, as well as upon identification and quantification of the obligations in cases of unexpected claims. Actual future warranty costs could differ from current estimates.

The following table summarizes the changes in the Company's product liability reserves during the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009

Balance at January 1	$20,112	$24,268	$29,777
Warranties issued	3,549	4,565	4,109
Changes in liability for accruals related to pre-existing warranties	2,823	5,645	1,095
Settlements made	(5,836)	(14,366)	(10,713)

Balance at December 31	$20,648	$20,112	$24,268

The Company requires substantially all of its subcontractors to have workers' compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments' subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company's product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At December 31, 2011 and 2010, RHIC had $18.2 million and $21.1 million, respectively, in subcontractor product liability reserves, which were included in "Accrued and other liabilities" within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company's annual actuarial projections of historical loss development.

The following table sets forth the changes in RHIC's insurance reserves during the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009

Balance at January 1	$21,141	$25,069	$28,333
Insurance expense provisions or adjustments	(900)	(2,553)	(1,431)
Loss expenses paid	(2,032)	(1,375)	(1,833)

Balance at December 31	$18,209	$21,141	$25,069

Expense provisions or adjustments to RHIC's insurance reserves were included in "Financial services" expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company's analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and to cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and to the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company's current estimates. The Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. At December 31, 2011 and 2010, the Company had legal reserves of $16.5 million and $8.1 million, respectively. (See "Part I, Item 3, Legal Proceedings.")

Note L: Supplemental Guarantor Information

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

CONSOLIDATING STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31, 2011
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES	$458,500	$404,104	$28,129	$–	$890,733
EXPENSES	491,505	411,844	22,390	–	925,739
OTHER INCOME	2,274	–	–	–	2,274

(Loss) earnings from continuing operations before taxes	(30,731)	(7,740)	5,739	–	(32,732)
Tax (benefit) expense	(2,690)	(677)	502	–	(2,865)
Equity in net loss of subsidiaries	(7,589)	–	–	7,589	–

Net (loss) earnings from continuing operations	(35,630)	(7,063)	5,237	7,589	(29,867)
Loss from discontinued operations, net of taxes	(15,120)	(5,763)	–	–	(20,883)

NET (LOSS) EARNINGS	$(50,750)	$(12,826)	$5,237	$7,589	$(50,750)

	YEAR ENDED DECEMBER 31, 2010

REVENUES	$539,184	$430,634	$32,134	$–	$1,001,952
EXPENSES	587,638	449,988	31,289	–	1,068,915
OTHER LOSS	(13,534)	–	–	–	(13,534)

(Loss) earnings from continuing operations before taxes	(61,988)	(19,354)	845	–	(80,497)
Tax expense (benefit)	149	48	(2)	–	195
Equity in net loss of subsidiaries	(18,555)	–	–	18,555	–

Net (loss) earnings from continuing operations	(80,692)	(19,402)	847	18,555	(80,692)
Loss from discontinued operations, net of taxes	(4,447)	(1,665)	–	1,665	(4,447)

NET (LOSS) EARNINGS	$(85,139)	$(21,067)	$847	$20,220	$(85,139)

	YEAR ENDED DECEMBER 31, 2009

REVENUES	$658,932	$490,500	$41,902	$(5,207)	$1,186,127
EXPENSES	855,438	548,525	42,211	(5,207)	1,440,967
OTHER INCOME	14,298	–	–	–	14,298

Loss from continuing operations before taxes	(182,208)	(58,025)	(309)	–	(240,542)
Tax benefit	(73,298)	(23,783)	(116)	–	(97,197)
Equity in net loss of subsidiaries	(34,435)	–	–	34,435	–

Net loss from continuing operations	(143,345)	(34,242)	(193)	34,435	(143,345)
Loss from discontinued operations, net of taxes	(19,129)	(5,514)	–	5,514	(19,129)

NET LOSS	$(162,474)	$(39,756)	$(193)	$39,949	$(162,474)

CONSOLIDATING BALANCE SHEETS

	DECEMBER 31, 2011
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

ASSETS
Cash and cash equivalents	$25,403	$117,072	$16,888	$–	$159,363
Marketable securities and restricted cash	370,975	–	32,840	–	403,815
Consolidated inventory owned	470,269	273,791	–	–	744,060
Consolidated inventory not owned	17,177	–	34,223	–	51,400

Total housing inventories	487,446	273,791	34,223	–	795,460
Investment in subsidiaries/
intercompany receivables	456,953	–	–	(456,953)	–
Other assets	56,758	34,045	94,379	–	185,182
Assets of discontinued operations	8,853	26,471	–	–	35,324

TOTAL ASSETS	1,406,388	451,379	178,330	(456,953)	1,579,144

LIABILITIES
Accounts payable and other accrued liabilities	131,879	48,750	34,628	–	215,257
Financial services credit facility	–	–	49,933	–	49,933
Debt	822,639	1,188	–	–	823,827
Intercompany payables	–	196,767	29,754	(226,521)	–
Liabilities of discontinued operations	2,183	4,034	–	–	6,217

TOTAL LIABILITIES	956,701	250,739	114,315	(226,521)	1,095,234

EQUITY
STOCKHOLDERS' EQUITY	449,687	200,640	29,792	(230,432)	449,687
NONCONTROLLING INTEREST	–	–	34,223	–	34,223

TOTAL LIABILITIES AND EQUITY	$1,406,388	$451,379	$178,330	$(456,953)	$1,579,144

	DECEMBER 31, 2010

ASSETS
Cash and cash equivalents	$26,711	$177,152	$22,745	$–	$226,608
Marketable securities and restricted cash	478,888	–	33,695	–	512,583
Consolidated inventory owned	423,876	240,049	–	–	663,925
Consolidated inventory not owned	26,483	–	61,806	–	88,289

Total housing inventories	450,359	240,049	61,806	–	752,214
Investment in subsidiaries/ intercompany receivables	464,209	–	–	(464,209)	–
Other assets	59,547	33,879	17,208	–	110,634
Assets of discontinued operations	27,722	22,942	–	–	50,664

TOTAL ASSETS	1,507,436	474,022	135,454	(464,209)	1,652,703

LIABILITIES
Accounts payable and other accrued liabilities	129,944	41,805	35,152	–	206,901
Debt	875,817	3,972	–	–	879,789
Intercompany payables	–	212,246	7,649	(219,895)	–
Liabilities of discontinued operations	1,819	2,532	–	–	4,351

TOTAL LIABILITIES	1,007,580	260,555	42,801	(219,895)	1,091,041

EQUITY
STOCKHOLDERS' EQUITY	499,856	213,467	30,847	(244,314)	499,856
NONCONTROLLING INTEREST	–	–	61,806	–	61,806

TOTAL LIABILITIES AND EQUITY	$1,507,436	$474,022	$135,454	$(464,209)	$1,652,703

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2011
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(35,630)	$(7,063)	$5,237	$7,589	$(29,867)
Adjustments to reconcile net (loss) income from continuing operations to net cash used for operating activities	50,860	6,564	588	–	58,012
Changes in assets and liabilities	(51,959)	(40,741)	(84,536)	(7,589)	(184,825)
Other operating activities, net	(988)	–	–	–	(988)

Net cash used for operating activities from continuing operations	(37,717)	(41,240)	(78,711)	–	(157,668)

CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(912)	2,867	–	–	1,955
Additions to property, plant and equipment	(7,368)	(3,443)	(153)	–	(10,964)
Purchases of marketable securities, available-for-sale	(1,303,185)	–	(5,387)	–	(1,308,572)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,393,210	–	6,564	–	1,399,774
Other investing activities, net	–	–	118	–	118

Net cash provided by (used for) investing activities from continuing operations	81,745	(576)	1,142	–	82,311

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in senior debt and short-term borrowings, net	(55,243)	(2,784)	–	–	(58,027)
Borrowings against revolving credit facilities, net	–	–	49,933	–	49,933
Common stock dividends and stock-based compensation	(1,783)	–	–	–	(1,783)
Decrease (increase) in restricted cash	18,315	–	(326)	–	17,989
Intercompany balances	(6,625)	(15,480)	22,105	–	–

Net cash (used for) provided by financing activities from continuing operations	(45,336)	(18,264)	71,712	–	8,112

Net decrease in cash and cash equivalents from continuing operations	(1,308)	(60,080)	(5,857)	–	(67,245)
Cash flows from operating activities—discontinued operations	353	116	–	–	469
Cash flows from investing activities—discontinued operations	(237)	(126)	–	–	(363)
Cash flows from financing activities—discontinued operations	(89)	–	–	–	(89)
Cash and cash equivalents at beginning of year	26,711	177,191	22,745	–	226,647

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,430	$117,101	$16,888	$–	$159,419

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2010
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(80,692)	$(19,402)	$847	$18,555	$(80,692)
Adjustments to reconcile net (loss) income from continuing operations to net cash used for operating activities	102,567	15,280	877	–	118,724
Changes in assets and liabilities	(43,237)	(26,916)	(16,399)	(18,555)	(105,107)
Other operating activities, net	2,093	(2,550)	–	–	(457)

Net cash used for operating activities from continuing operations	(19,269)	(33,588)	(14,675)	–	(67,532)

CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(6,443)	2,400	–	–	(4,043)
Additions to property, plant and equipment	(6,184)	(6,206)	(33)	–	(12,423)
Purchases of marketable securities, available-for-sale	(1,314,086)	(400,583)	(5,804)	–	(1,720,473)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,358,315	375,906	8,692	–	1,742,913
Other investing activities, net	–	–	10	–	10

Net cash provided by (used for) investing activities from continuing operations	31,602	(28,483)	2,865	–	5,984

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in senior debt and short-term borrowings, net	2,475	3,972	–	–	6,447
Common stock dividends and stock-based compensation	(516)	–	–	–	(516)
(Increase) decrease in restricted cash	(13,470)	10,468	67	–	(2,935)
Intercompany balances	23,957	(34,218)	10,261	–	–

Net cash provided by (used for) financing activities from continuing operations	12,446	(19,778)	10,328	–	2,996

Net increase (decrease) in cash and cash equivalents from continuing operations	24,779	(81,849)	(1,482)	–	(58,552)
Cash flows from operating activities—discontinued operations	1,891	161	–	–	2,052
Cash flows from investing activities—discontinued operations	(390)	(161)	–	–	(551)
Cash flows from financing activities—discontinued operations	(1,501)	–	–	–	(1,501)
Cash and cash equivalents at beginning of year	1,932	259,040	24,227	–	285,199

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,711	$177,191	$22,745	$–	$226,647

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2009
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(143,345)	$(34,242)	$(193)	$34,435	$(143,345)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities	173,388	36,725	1,035	–	211,148
Changes in assets and liabilities	151,253	84,195	19,443	(34,435)	220,456
Other operating activities, net	(9,629)	(701)	–	–	(10,330)

Net cash provided by operating activities from continuing operations	171,667	85,977	20,285	–	277,929

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	10,908	574	–	–	11,482
Additions to property, plant and equipment	(739)	(1,110)	(130)	–	(1,979)
Purchases of marketable securities, available-for-sale	–	(1,260,124)	(13,873)	–	(1,273,997)
Proceeds from sales and maturities of marketable securities, available-for-sale	–	812,108	9,481	–	821,589
Other investing activities, net	–	–	91	–	91

Net cash provided by (used for) investing activities from continuing operations	10,169	(448,552)	(4,431)	–	(442,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in senior debt and short-term borrowings, net	125,074	(39)	–	–	125,035
Borrowings against revolving credit facilities, net	–	–	(22,125)	–	(22,125)
Common stock dividends and stock-based compensation	(180)	–	–	–	(180)
(Increase) decrease in restricted cash	–	(43,186)	1,333	–	(41,853)
Intercompany balances	(316,814)	316,232	582	–	–

Net cash (used for) provided by financing activities from continuing operations	(191,920)	273,007	(20,210)	–	60,877

Net decrease in cash and cash equivalents from continuing operations	(10,084)	(89,568)	(4,356)	–	(104,008)
Cash flows from operating activities—discontinued operations	6,580	(435)	–	–	6,145
Cash flows from investing activities—discontinued operations	39	(39)	–	–	–
Cash flows from financing activities—discontinued operations	(6,624)	–	–	–	(6,624)
Cash and cash equivalents at beginning of year	12,021	349,082	28,583	–	389,686

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,932	$259,040	$24,227	$–	$285,199

Note M: Discontinued Operations

During 2011, the Company discontinued its future homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to complete all homes currently under contract and to sell its remaining available land in these divisions as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas, which were historically reported in the Company's Southeast and Texas segments, respectively, have been classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations were presented separately in "Assets of discontinued operations" and "Liabilities of discontinued operations" within the Consolidated Balance Sheets. All prior periods have been reclassified to conform to the current year's presentation.

BALANCE SHEETS

	DECEMBER 31,
(in thousands)	2011	2010

Assets
Cash	$56	$39
Housing inventories	30,670	47,187
Other assets	4,598	3,438

Total assets of discontinued operations	35,324	50,664
Liabilities
Accounts payable, accrued liabilities and secured notes payable	6,217	4,351

Total liabilities of discontinued operations	$6,217	$4,351

The Company's net loss from discontinued operations totaled $20.9 million, $4.4 million and $19.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note N: Subsequent Events

In January 2012, the Company filed a shelf registration with the SEC. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. The Company filed this registration statement to replace the prior registration statement, which expired February 6, 2012.

Note O: Quarterly Financial Data (Unaudited)

	2011				2010
(in thousands, except per share data)	DEC. 31	SEPT. 30	JUN. 30	MAR. 31	DEC. 31	SEPT. 30	JUN. 30	MAR. 31

CONSOLIDATED RESULTS
Revenues	$261,752	$248,967	$212,241	$167,773	$215,070	$202,477	$346,714	$237,691
Income (loss) from continuing operations before taxes	814	(3,908)	(9,801)	(19,837)	(17,015)	(28,577)	(21,395)	(13,510)
Tax (benefit) expense	(449)	(18)	—	(2,398)	(225)	420	—	—

Net income (loss) from continuing operations	1,263	(3,890)	(9,801)	(17,439)	(16,790)	(28,997)	(21,395)	(13,510)
Loss from discontinued operations, net of taxes	(451)	(17,423)	(912)	(2,097)	(2,349)	(943)	(368)	(787)

Net income (loss)	$812	$(21,313)	$(10,713)	$(19,536)	$(19,139)	$(29,940)	$(21,763)	$(14,297)

Net income (loss) per common share:
Basic
Continuing operations	$0.03	$(0.09)	$(0.22)	$(0.39)	$(0.38)	$(0.66)	$(0.48)	$(0.31)
Discontinued operations	(0.01)	(0.39)	(0.02)	(0.05)	(0.05)	(0.02)	(0.01)	(0.02)

Total	0.02	(0.48)	(0.24)	(0.44)	(0.43)	(0.68)	(0.49)	(0.33)
Diluted
Continuing operations	0.03	(0.09)	(0.22)	(0.39)	(0.38)	(0.66)	(0.48)	(0.31)
Discontinued operations	(0.01)	(0.39)	(0.02)	(0.05)	(0.05)	(0.02)	(0.01)	(0.02)

Total	$0.02	$(0.48)	$(0.24)	$(0.44)	$(0.43)	$(0.68)	$(0.49)	$(0.33)
Weighted-average common shares outstanding:
Basic	44,410	44,409	44,369	44,239	44,150	44,095	44,039	43,914
Diluted	45,075	44,409	44,369	44,239	44,150	44,095	44,039	43,914

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
 Senior Vice President, Controller and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Ryland Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ryland Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ryland Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Los Angeles, California
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Ryland Group, Inc.

We have audited The Ryland Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Ryland Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Ryland Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, of The Ryland Group, Inc. and subsidiaries and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Los Angeles, California
February 28, 2012

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the year covered by this report on Form 10-K, an evaluation was performed by the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

The Company has a committee consisting of the chief accounting officer and general counsel to ensure that its disclosure controls and procedures are effective at the reasonable assurance level. These disclosure controls and procedures are designed such that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At December 31, 2011, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company's management, including the CEO and CFO, has evaluated any changes in the Company's internal control over financial reporting that occurred during the annual period ended December 31, 2011, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Company

The following sets forth certain information regarding the executive officers of the Company at December 31, 2011:

Name	Age	Position (date elected to position) Prior Business Experience

Larry T. Nicholson	54	Chief Executive Officer of the Company (since 2009); President of the Company (since 2008); Chief Operating Officer of the Company (2007–2009); Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (2005–2007)
Gordon A. Milne	60	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000–2002)
Robert J. Cunnion, III	56	Senior Vice President, Human Resources of the Company (since 1999)
David L. Fristoe	55	Senior Vice President, Controller and Chief Accounting Officer of the Company (since 1999)
Timothy J. Geckle	59	Senior Vice President, General Counsel and Secretary of the Company (since 1997)
Peter G. Skelly	48

Senior Vice President of the Company and President of the Company's Homebuilding Operations (since 2011); Senior Vice President of the Company and President of the North/West Region of Ryland Homes (2008–2011); Senior Vice President of the Company and President of the North Region of Ryland Homes (2006–2008)

The Board of Directors elects all officers.

There are no family relationships between any director or executive officer, or arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company's employment and severance arrangements with certain of its executive officers, see the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement"), which is filed pursuant to Regulation 14A under the Exchange Act.

Information as to the Company's directors, executive officers and corporate governance is incorporated by reference from the Company's 2012 Proxy Statement, including the determination by the Board of Directors, with respect to the Audit Committee's financial expert, and the identity of each member of the Audit Committee of the Board of Directors.

The Company has adopted a code of ethics that is applicable to its senior officers, directors and employees. To retrieve the Company's code of ethics, visit www.ryland.com, select "Investor Relations" and then select "Corporate Governance." Scroll down the page to "Code of Ethics."

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the 2012 Proxy Statement. The Compensation Committee Report to be included in the 2012 Proxy Statement shall be deemed furnished in this Annual Report on Form 10-K and shall not be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth on page 17 of this Annual Report on Form 10-K and is incorporated by reference from the 2012 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2012 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the 2012 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

			Page No.
(a)	1.	Financial Statements
		Consolidated Statements of Earnings—years ended December 31, 2011, 2010 and 2009	42
		Consolidated Balance Sheets—December 31, 2011 and 2010	43
		Consolidated Statements of Stockholders' Equity—years ended December 31, 2011, 2010 and 2009	44
		Consolidated Statements of Cash Flows—years ended December 31, 2011, 2010 and 2009	45
		Notes to Consolidated Financial Statements	46
	2.	Financial Statement Schedules
		Financial statement schedules have been omitted because they are either not applicable or because the required information has been provided in the financial statements or notes thereto.
	3.	Exhibits
		The following exhibits are included with this report or incorporated herein by reference as indicated below:

3.1	Articles of Restatement of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
3.2	Articles of Amendment of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
3.3	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 1996)
3.4	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 8-K, filed December 14, 2010)

3.	Exhibits, continued
	4.1	Senior Notes, dated as of January 11, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-121469)
	4.2	Articles Supplementary of The Ryland Group, Inc. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
	4.3	Senior Notes, dated as of May 30, 2006 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-124000)
	4.4	Senior Notes, dated as of May 5, 2009 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
	4.5	Senior Notes, dated as of April 15, 2010 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
	4.6	Rights Agreement, dated as of December 18, 2008, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC (Incorporated by reference from Form 8-A, filed December 29, 2008)
4.7

Amendment to the Rights Agreement, dated as of May 18, 2009, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC
(Incorporated by reference from Form 8-K, filed May 22, 2009)

	10.1	Credit Agreement, dated January 24, 2008, between Ryland Mortgage Company and Guaranty Bank (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
10.2

Master Repurchase Agreement, dated December 14, 2011, between Ryland Mortgage Company and RMC Mortgage Corporation and JPMorgan Chase Bank, N.A.
(Incorporated by reference from Form 8-K, filed December 20, 2011)

	10.3	2002 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)
	10.4	Amendment and Restatement of The Ryland Group, Inc. 2007 Equity Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.5	Amendment and Restatement of The Ryland Group, Inc. 2008 Equity Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.6	The Ryland Group, Inc. 2011 Equity and Incentive Plan (Incorporated by reference from Form 8-K, filed March 24, 2011)
	10.7	Form of Non-Qualified Stock Option Agreement (Incorporated by reference from Form 8-K, filed April 29, 2005)
	10.8	Form of Amended and Restated Stock Unit Agreement (Incorporated by reference from Form 8-K, filed April 18, 2006)
	10.9	Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.10	Amendment No. 1 to Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 10-K for the year ended December 31, 2008)

3.	Exhibits, continued
	10.11	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 2000)
	10.12	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)
	10.13	The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (Incorporated by reference from Form DEF 14, filed March 14, 2011)
10.14

Form of Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

	10.15	Amendment and Restatement of The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.16

Form of Amendment No. 1 to Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

	10.17	Form of Amendment No. 2 to Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company (Filed herewith)
10.18

Form of 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2006)

10.19

Form of Amendment No. 1 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

	10.20	Form of Amendment No. 2 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company (Filed herewith)
	10.21	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.22	TRG Incentive Plan, as amended and restated, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.23	The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.24	The Ryland Group, Inc. 2011 Retention Incentive Plan (Filed herewith)
	10.25	Amendment No. 1 to The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
	10.26	CEO Severance Agreement, dated as of December 17, 2009, by and between The Ryland Group, Inc. and Larry T. Nicholson (Incorporated by reference from Form 8-K, filed December 21, 2009)
	10.27	The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 8-K, filed April 30, 2008)
	10.28	Amendment No. 1 to The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)

3.	Exhibits, continued
	10.29	Lease Agreement, dated December 21, 2010, by and between The Ryland Group, Inc. and Westlake Plaza Center East, LLC (Incorporated by reference from Form 10-K for the year ended December 31, 2010)
10.30

First Amendment to Office Building Lease, dated August 26, 2005, by and between The Ryland Group, Inc. and Kilroy Realty, L.P.
(Incorporated by reference from Form 10-K for the year ended December 31, 2005)

	10.31	Lease Agreement, dated February 28, 2006, by and between The Ryland Group, Inc. and PCCP HC Kierland, LLC (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
	10.32	Form of Indemnification Agreement (Filed herewith)
	12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
	21	Subsidiaries of the Registrant (Filed herewith)
	23	Consent of Independent Registered Public Accounting Firm (Filed herewith)
	24	Power of Attorney (Filed herewith)
	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
	101.INS	XBRL Instance Document (Furnished herewith)
	101.SCH	XBRL Taxonomy Extension Schema Document (Furnished herewith)
	101.CAL	XBRL Taxonomy Calculation Linkbase Document (Furnished herewith)
	101.LAB	XBRL Taxonomy Label Linkbase Document (Furnished herewith)
	101.PRE	XBRL Taxonomy Presentation Linkbase Document (Furnished herewith)
	101.DEF	XBRL Taxonomy Extension Definition Document (Furnished herewith)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Ryland Group, Inc.
By:
/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Principal Executive Officer:
/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer	February 28, 2012
Principal Financial Officer:
/s/ Gordon A. Milne
Gordon A. Milne Executive Vice President and Chief Financial Officer	February 28, 2012
Principal Accounting Officer:
/s/ David L. Fristoe
David L. Fristoe Senior Vice President, Controller and Chief Accounting Officer	February 28, 2012
A majority of the Board of Directors: Roland A. Hernandez, William L. Jews, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Larry T. Nicholson, Charlotte St. Martin and Robert G. van Schoonenberg
By:
/s/ Timothy J. Geckle
Timothy J. Geckle As Attorney-in-Fact	February 28, 2012

 Index of Exhibits

10.17	Form of Amendment No. 2 to Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
10.20	Form of Amendment No. 2 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
10.24	The Ryland Group, Inc. 2011 Retention Incentive Plan
10.32	Form of Indemnification Agreement
12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document