Form 10-Q
period 2012-03-31
RYLAND GROUP INC
filed 2012-05-08
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on May 4, 2012, was 44,607,348.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2012	2011
REVENUES
Homebuilding	$209,535	$161,428
Financial services	6,334	6,244
TOTAL REVENUES	215,869	167,672

EXPENSES
Cost of sales	172,690	142,464
Selling, general and administrative	32,208	30,544
Financial services	5,689	5,035
Corporate	5,180	4,987
Interest	3,569	5,787
TOTAL EXPENSES	219,336	188,817

OTHER INCOME
Gain from marketable securities, net	446	1,308
TOTAL OTHER INCOME	446	1,308
Loss from continuing operations before taxes	(3,021)	(19,837)
Tax benefit	-	(2,398)
NET LOSS FROM CONTINUING OPERATIONS	(3,021)	(17,439)
Loss from discontinued operations, net of taxes	(2,087)	(2,097)
NET LOSS	$(5,108)	$(19,536)
NET LOSS PER COMMON SHARE
Basic
Continuing operations	$(0.07)	$(0.39)
Discontinued operations	(0.04)	(0.05)
Total	(0.11)	(0.44)
Diluted
Continuing operations	(0.07)	(0.39)
Discontinued operations	(0.04)	(0.05)
Total	$(0.11)	$(0.44)
AVERAGE COMMON SHARES OUTSTANDING
Basic	44,473,870	44,239,441
Diluted	44,473,870	44,239,441
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	MARCH 31,	DECEMBER 31,
(in thousands, except share data)	2012	2011
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$177,199	$159,363
Restricted cash	67,998	56,799
Marketable securities, available-for-sale	290,705	347,016
Total cash, cash equivalents and marketable securities	535,902	563,178
Housing inventories
Homes under construction	368,987	319,476
Land under development and improved lots	406,546	413,569
Inventory held-for-sale	10,534	11,015
Consolidated inventory not owned	49,036	51,400
Total housing inventories	835,103	795,460
Property, plant and equipment	20,050	19,920
Other	126,986	165,262
Assets of discontinued operations	30,465	35,324
TOTAL ASSETS	1,548,506	1,579,144

LIABILITIES
Accounts payable	72,176	74,327
Accrued and other liabilities	138,083	140,930
Financial services credit facility	32,330	49,933
Debt	822,797	823,827
Liabilities of discontinued operations	3,211	6,217
TOTAL LIABILITIES	1,068,597	1,095,234

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—44,579,681 shares at March 31, 2012
(44,413,594 shares at December 31, 2011)	44,580	44,414
Retained earnings	402,532	405,109
Accumulated other comprehensive income	838	164
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	447,950	449,687
NONCONTROLLING INTEREST	31,959	34,223
TOTAL EQUITY	479,909	483,910
TOTAL LIABILITIES AND EQUITY	$1,548,506	$1,579,144

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,021)	$(17,439)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	3,001	2,585
Inventory and other asset impairments and write-offs	2,069	9,131
Gain on sale of marketable securities	(98)	(832)
Deferred tax valuation allowance	2,021	6,131
Stock-based compensation expense	3,464	2,244
Changes in assets and liabilities:
Increase in inventories	(45,142)	(26,564)
Net change in other assets, payables and other liabilities	27,717	(28,020)
Other operating activities, net	(206)	(180)
Net cash used for operating activities from continuing operations	(10,195)	(52,944)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	662	689
Additions to property, plant and equipment	(2,711)	(2,355)
Purchases of marketable securities, available-for-sale	(332,199)	(435,902)
Proceeds from sales and maturities of marketable securities, available-for-sale	390,639	466,027
Other investing activities	5	(4)
Net cash provided by investing activities from continuing operations	56,396	28,455
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in borrowings or repayments against revolving credit facilities, net	(17,603)	—
(Decrease) increase in short-term borrowings	(1,182)	22
Common stock dividends	(1,352)	(1,347)
Issuance of common stock under stock-based compensation	2,971	1,918
Increase in restricted cash	(11,199)	(527)
Net cash (used for) provided by financing activities from continuing operations	(28,365)	66
Net increase (decrease) in cash and cash equivalents from continuing operations	17,836	(24,423)
Cash flows from operating activities—discontinued operations	(85)	154
Cash flows from investing activities—discontinued operations	86	(155)
Cash flows from financing activities—discontinued operations	—	—
Cash and cash equivalents at beginning of period[1]	159,419	226,647
CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$177,256	$202,223
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(17)	$(890)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$2,264	$6,839

1 Includes cash and cash equivalents of $56,000 and $39,000 associated with discontinued operations at December 31, 2011 and 2010, respectively.

2 Includes cash and cash equivalents of $57,000 and $38,000 associated with discontinued operations at March 31, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
Consolidated Statements of Other Comprehensive Income
(Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2012	$44,414	$405,109	$164	$449,687
Net loss		(5,108)		(5,108)
Other comprehensive gain			674	674
Common stock dividends (per share $0.03)		(1,360)		(1,360)
Stock-based compensation	166	3,891		4,057
STOCKHOLDERS’ EQUITY BALANCE AT MARCH 31, 2012	$44,580	$402,532	$838	$447,950
NONCONTROLLING INTEREST				31,959
TOTAL EQUITY BALANCE AT MARCH 31, 2012				$479,909

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

			THREE MONTHS ENDED
			MARCH 31,
(in thousands)			2012	2011
Comprehensive loss			$(4,434)	$(19,819)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interests in land and lot option purchase contracts. (See Note 8, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. (See Note 18, “Discontinued Operations.”) Effective January 1, 2012, the Company elected to reclassify its external commissions expense from cost of sales to selling, general and administrative expense in its Consolidated Statements of Earnings in order to not only be consistent with a majority of its peers, but also to combine external and internal commissions. This will have the effect of increasing both housing gross profit and selling, general and administrative expense by the amount of external commissions, which totaled $4.6 million and $3.0 million, or 2.2 percent and 1.9 percent of housing revenues, for the quarters ended March 31, 2012 and 2011, respectively. All prior period amounts have been reclassified to conform to the 2012 presentation. For a description of the Company’s accounting policies, see Note A, “Summary of Significant Accounting Policies,” in its 2011 Annual Report on Form 10-K.

The Consolidated Balance Sheet at March 31, 2012, the Consolidated Statements of Earnings for the three-month periods ended March 31, 2012 and 2011, the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011, the Consolidated Statement of Stockholders’ Equity as of and for the period ended March 31, 2012, and the Consolidated Statements of Other Comprehensive Income for the three-month periods ended March 31, 2012 and 2011, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2012, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three months ended March 31, 2012, are not necessarily indicative of the operating results expected for the year ending December 31, 2012.

Note 2.  Comprehensive Loss

Comprehensive loss consists of net losses and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive loss totaled $4.4 million and $19.8 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Note 3.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $177.2 million and $159.4 million at March 31, 2012 and December 31, 2011, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At March 31, 2012 and December 31, 2011, the Company had restricted cash of $68.0 million and $56.8 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $67.9

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

million and $56.7 million at March 31, 2012 and December 31, 2011, respectively. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as “RMC”) had restricted cash for funds held in trust for third parties of $70,000 and $141,000 at March 31, 2012 and December 31, 2011, respectively.

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

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2012	2011
REVENUES
Homebuilding
North	$62,048	$55,442
Southeast	56,642	44,138
Texas	63,119	46,385
West	27,726	15,463
Financial services	6,334	6,244
Total	$215,869	$167,672
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$(1,622)	$(5,488)
Southeast	891	(8,411)
Texas	3,525	(1,661)
West	(1,726)	(1,807)
Financial services	645	1,209
Corporate and unallocated	(4,734)	(3,679)
Total	$(3,021)	$(19,837)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2012	2011
NUMERATOR
Net loss from continuing operations	$(3,021)	$(17,439)
Net loss from discontinued operations	(2,087)	(2,097)
Net loss available to common stockholders	$(5,108)	$(19,536)
DENOMINATOR
Basic earnings per share—weighted-average shares	44,473,870	44,239,441
Effect of dilutive securities	-	-
Diluted earnings per share—adjusted
weighted-average shares and
assumed conversions	44,473,870	44,239,441
NET LOSS PER COMMON SHARE
Basic
Continuing operations	$(0.07)	$(0.39)
Discontinued operations	(0.04)	(0.05)
Total	(0.11)	(0.44)
Diluted
Continuing operations	(0.07)	(0.39)
Discontinued operations	(0.04)	(0.05)
Total	$(0.11)	$(0.44)

For the three-month periods ended March 31, 2012 and 2011, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculations as they would have been antidilutive due to the Company’s net loss for the respective periods.

Note 6.  Marketable Securities, Available-for-sale

The Company’s investment portfolio includes U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. Time deposits and short-term pooled investments, which are not considered cash equivalents, have original maturities in excess of 90 days. The Company considers its investment portfolio to be available-for-sale as defined by the Financial Accounting Standards Board (“FASB”) in its Accounting Standards Codification (“ASC”) No. 320 (“ASC 320”), “Investments—Debt and Equity Securities.” Accordingly, these investments are recorded at their fair values. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in “Accumulated other comprehensive income” within the Consolidated Balance Sheets.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At March 31, 2012 and December 31, 2011, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

For the three-month periods ended March 31, 2012 and 2011, net realized earnings associated with the Company’s investment portfolio, which includes interest, dividends and net realized gains and losses on sales of marketable securities, totaled $446,000 and $1.3 million, respectively. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

The following table sets forth the fair values of marketable securities, available-for-sale, by type of security:

				MARCH 31, 2012
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$7,679	$-	$(6)	$7,673
Obligations of U.S. and local government agencies	133,773	506	(36)	134,243
Corporate debt securities issued under
U.S. government/agency-backed programs	1,953	1	-	1,954
Corporate debt securities	77,581	139	(38)	77,682
Asset-backed securities	38,031	66	(213)	37,884
Total debt securities	259,017	712	(293)	259,436
Time deposits	25,408	-	-	25,408
Short-term pooled investments	5,861	-	-	5,861
Total marketable securities, available-for-sale	$290,286	$712	$(293)	$290,705

				DECEMBER 31, 2011
Type of security:
U.S. Treasury securities	$1,557	$-	$(2)	$1,555
Obligations of U.S. and local government agencies	147,557	123	(860)	146,820
Corporate debt securities issued under
U.S. government/agency-backed programs	1,453	3	-	1,456
Corporate debt securities	126,088	101	(523)	125,666
Asset-backed securities	46,198	42	(496)	45,744
Total debt securities	322,853	269	(1,881)	321,241
Time deposits	25,500	-	-	25,500
Short-term pooled investments	275	-	-	275
Total marketable securities, available-for-sale	$348,628	$269	$(1,881)	$347,016

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table sets forth the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	MARCH 31, 2012	DECEMBER 31, 2011
Contractual maturity:
Maturing in one year or less	$86,888	$167,413
Maturing after one year through three years	148,860	120,952
Maturing after three years	23,688	32,876
Total debt securities	259,436	321,241
Time deposits and short-term pooled investments	31,269	25,775
Total marketable securities, available-for-sale	$290,705	$347,016

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

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

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At March 31, 2012 and December 31, 2011, valuation reserves related to impaired inventories amounted to $265.8 million and $277.2 million, respectively. The net carrying values of the related inventories amounted to $196.9 million and $195.8 million at March 31, 2012 and December 31, 2011, respectively.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized as the related inventory is delivered to homebuyers. The following table is a summary of activity related to capitalized interest:

(in thousands)		2012	2011
Capitalized interest at January 1		$ 81,058	$ 75,094
Interest capitalized		10,253	8,801
Interest amortized to cost of sales		(7,819)	(5,674)
Capitalized interest at March 31		$ 83,492	$ 78,221

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	MARCH 31, 2012	DECEMBER 31, 2011

	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	4,998	3,231	8,229	4,981	3,405	8,386
Southeast	5,202	2,870	8,072	4,933	1,894	6,827
Texas	2,534	1,541	4,075	2,486	1,081	3,567
West	2,013	911	2,924	1,937	862	2,799
Total	14,747	8,553	23,300	14,337	7,242	21,579

Additionally, at March 31, 2012, the Company controlled an aggregate of 1,329 lots associated with discontinued operations, of which 1,273 lots were owned and 56 lots were under option. At December 31, 2011, the Company controlled an aggregate of 1,386 lots associated with discontinued operations, of which 1,330 lots were owned and 56 lots were under option.

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

In compliance with the provisions of ASC 810, the Company consolidated $49.0 million and $51.4 million of inventory not owned related to land and lot option purchase contracts at March 31, 2012 and December 31, 2011, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $17.1 million and $17.2 million of its related cash deposits for lot option purchase contracts at March 31, 2012 and December 31, 2011, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $32.0 million and $34.2 million with respect to the consolidation of these contracts at March 31, 2012 and December 31, 2011, respectively, representing the selling entities’ ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $21.9 million and $22.3 million at March 31, 2012 and December 31, 2011, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $203.5 million and $208.5 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 9.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. It participates in a number of joint ventures in which it has less than a controlling interest. As of March 31, 2012, the Company participated in five active homebuilding joint ventures in the Austin, Chicago, Denver and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	MARCH 31, 2012			DECEMBER 31, 2011
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	150	-	150	150	-	150
Southeast	-	-	-	-	-	-
Texas	12	-	12	20	-	20
West	172	-	172	172	-	172
Total	334	-	334	342	-	342

At March 31, 2012 and December 31, 2011, the Company’s investments in its unconsolidated joint ventures totaled $9.5 million and $10.0 million, respectively, and were classified in “Other” assets within the Consolidated Balance

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Sheets. For the three months ended March 31, 2012 and 2011, the Company’s equity in earnings from its unconsolidated joint ventures totaled $110,000 and $61,000, respectively.

Note 10.  Debt and Credit Facilities

The following table presents the composition of the Company’s homebuilder debt and its financial services credit facility at March 31, 2012 and December 31, 2011:

	MARCH 31,	DECEMBER 31,
(in thousands)	2012	2011
Senior notes
6.9 percent senior notes due June 2013	$167,182	$167,182
5.4 percent senior notes due January 2015	126,481	126,481
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
Total senior notes	823,663	823,663
Debt discount	(3,495)	(3,647)
Senior notes, net	820,168	820,016
Secured notes payable	2,629	3,811
Total debt	$822,797	$823,827
Financial services credit facility	$32,330	$49,933

At March 31, 2012, the Company had outstanding (a) $167.2 million of 6.9 percent senior notes due June 2013; (b) $126.5 million of 5.4 percent senior notes due January 2015; (c) $230.0 million of 8.4 percent senior notes due May 2017; and (d) $300.0 million of 6.6 percent senior notes due May 2020. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $60.8 million and $66.0 million under these agreements at March 31, 2012 and December 31, 2011, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2012 and December 31, 2011, outstanding seller-financed nonrecourse secured notes payable totaled $2.6 million and $3.8 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at March 31, 2012.

In 2011, RMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”). This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. This facility will expire in December 2012.  Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At March 31, 2012, the Company was in compliance with these covenants. Outstanding borrowings against this credit facility totaled $32.3 million and $49.9 million at March 31, 2012 and December 31, 2011, respectively.

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

Level 1 fair values are those determined using quoted market prices in active markets for identical assets or liabilities with no valuation adjustments applied. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuation of these items is, therefore, sensitive to the assumptions used. Fair values represent the Company’s best estimates as of the balance sheet date based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

The following table sets forth the values and methods used for measuring the fair values of financial instruments on a recurring basis:

	FAIR VALUE
(in thousands)	HIERARCHY	MARCH 31, 2012	DECEMBER 31, 2011
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$7,673	$1,555
Obligations of U.S. and local government agencies	Levels 1 and 2	134,243	146,820
Corporate debt securities issued under
U.S. government/agency-backed programs	Level 2	1,954	1,456
Corporate debt securities	Level 2	77,682	125,666
Asset-backed securities	Level 2	37,884	45,744
Time deposits	Level 2	25,408	25,500
Short-term pooled investments	Levels 1 and 2	5,861	275
Mortgage loans held-for-sale	Level 2	42,255	82,351
Mortgage interest rate lock commitments	Level 3	3,904	3,359
Forward-delivery contracts	Level 2	217	(1,235)

Marketable Securities, Available-for-sale

At March 31, 2012 and December 31, 2011, the Company had $290.7 million and $347.0 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. (See Note 6, “Marketable Securities, Available-for-sale.”)

Other Financial Instruments

Options on futures contracts are exchange traded and based on quoted market prices (Level 1). Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). Interest rate lock commitments (“IRLCs”) are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system,

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

widely used within the industry, to estimate customer behavior at an individual loan level. At March 31, 2012, contractual principal amounts of mortgage loans held-for-sale totaled $41.2 million, compared to $79.7 million at December 31, 2011. The fair values of mortgage loans held-for-sale, options on futures contracts and IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans totaled $3.9 million and $2.6 million for the three-month periods ended March 31, 2012 and 2011, respectively. The Company recognized increases of $545,000 and $1.2 million in the fair value of the pipeline of IRLCs for the three months ended March 31, 2012 and 2011, respectively. Offsetting these items, losses from forward-delivery contracts and options on futures contracts used to hedge IRLCs totaled $520,000 and $207,000 for the three months ended March 31, 2012 and 2011, respectively. Net gains and losses related to forward-delivery contracts, options on futures contracts and IRLCs were included in “Financial services” revenues within the Consolidated Statements of Earnings.

At March 31, 2012, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value was $1.0 million. At December 31, 2011, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value was $2.7 million. These amounts were included in “Financial services” revenues within the Consolidated Statements of Earnings. At March 31, 2012, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $540,000 and an aggregate unpaid principal balance of $621,000. At December 31, 2011, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $542,000 and an aggregate unpaid principal balance of $623,000.

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

The following table represents a reconciliation of changes in the fair values of Level 3 items (IRLCs) included in “Financial services” revenues within the Consolidated Statements of Earnings:

(in thousands)	2012	2011
Fair value at January 1	$3,359	$1,496
Additions	5,134	4,146
Gain realized on conversion to loans	(3,910)	(2,631)
Change in valuation of items held	(679)	(287)
Fair value at March 31	$3,904	$2,724

Nonfinancial Instruments

In accordance with ASC 820, the Company measures certain nonfinancial homebuilding assets at their fair values on a nonrecurring basis. (See Note 7, “Housing Inventories.”)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes the fair values of the Company’s nonfinancial assets that represent the fair values for communities and other homebuilding assets for which it recognized noncash impairment charges during the reporting periods:

	FAIR VALUE
(in thousands)	HIERARCHY	MARCH 31, 2012	DECEMBER 31, 2011
Housing inventory and inventory held-for-sale [1]	Level 3	$2,605	$9,121
Other assets held-for-sale and investments in joint ventures [2]	Level 3	1,300	2,366
Total		$3,905	$11,487

[1]

In accordance with ASC No. 330, (“ASC 330”), “Inventory,” the fair values of housing inventory and inventory held-for-sale that were impaired during 2012 totaled $2.6 million at March 31, 2012. The impairment charges related to these assets totaled $1.9 million for the three months ended March 31, 2012. At December 31, 2011, the fair values of housing inventory and inventory held-for-sale that were impaired during 2011 totaled $9.1 million. The impairment charges related to these assets totaled $9.5 million for the year ended December 31, 2011.

[2]

In accordance with ASC 330, the fair values of other assets held-for-sale that were impaired during 2011 totaled $973,000 at December 31, 2011. The impairment charges related to these assets totaled $35,000 for the year ended December 31, 2011. In accordance with ASC 330, the fair values of investments in joint ventures that were impaired during 2012 totaled $1.3 million at March 31, 2012. The impairment charges related to these assets totaled $10,000 for the three months ended March 31, 2012. At December 31, 2011, the fair values of investments in joint ventures that were impaired during 2011 totaled $1.4 million. The impairment charges related to these assets totaled $2.0 million for the year ended December 31, 2011.

Note 12.  Postretirement Benefits

The Company has a supplemental nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with this plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At March 31, 2012, the cash surrender value of these contracts was $12.1 million, compared to $11.1 million at December 31, 2011, and was included in “Other” assets within the Consolidated Balance Sheets. The net periodic benefit income of this plan for the three months ended March 31, 2012, totaled $706,000, which included service costs of $30,000 and interest costs of $200,000, offset by an investment gain of $936,000. The net periodic benefit cost for the three months ended March 31, 2011, totaled $143,000, which included service costs of $262,000 and interest costs of $183,000, offset by an investment gain of $302,000. The $11.6 million and $11.3 million projected benefit obligations at March 31, 2012 and December 31, 2011, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The discount rate used for the plan was 7.0 percent for the quarters ended March 31, 2012 and 2011.

Note 13.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. The Company generated deferred tax assets in the first quarters of 2012 and 2011 primarily due to inventory impairments and net operating loss carryforwards. In light of these additional impairments, the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn’s duration, which

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company recorded a net valuation allowance totaling $2.0 million against its deferred tax assets during the quarter ended March 31, 2012, which was reflected as a noncash charge to income tax expense. The balance of the deferred tax valuation allowance totaled $272.5 million and $270.5 million at March 31, 2012 and December 31, 2011, respectively. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2030. Tax credit carryforwards can be carried forward 5 years, with expiration dates beginning in 2013.

For the quarter ended March 31, 2012, the Company’s effective income tax benefit rate was 0.0 percent due to a noncash charge of $2.0 million for the Company’s deferred tax valuation allowance, which offsets the tax benefit generated during the quarter. For the quarter ended March 31, 2011, the Company’s effective income tax benefit rate was 10.9 percent due to a noncash charge of $6.1 million for the Company’s deferred tax valuation allowance and to a $2.4 million benefit attributable to the settlement of a previously reserved unrecognized tax benefit.

Note 14.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. At March 31, 2012 and December 31, 2011, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 2,559,240 and 3,346,508, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 176,000 stock awards available for future grant in accordance with the Director Plan at March 31, 2012 and December 31, 2011. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $3.5 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation expenses have been allocated to the Company’s business units and included in “Corporate,” “Financial services” and “Selling, general and administrative” expenses within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s equity incentive plans as of March 31, 2012 and 2011, and changes for the three-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2011	3,722,656	$33.29	2.8
Granted	781,000	16.52
Exercised	(36,398)	11.50
Forfeited	(16,292)	24.72
Options outstanding at March 31, 2011	4,450,966	$30.55	3.0	$661
Available for future grant	558,200
Total shares reserved at March 31, 2011	5,009,166
Options exercisable at March 31, 2011	2,908,186	$36.29	2.3	$440
Options outstanding at January 1, 2012	3,948,874	$28.91	2.4
Granted	726,000	18.22
Exercised	(18,667)	14.39
Forfeited	(185,197)	21.93
Options outstanding at March 31, 2012	4,471,010	$27.52	3.0	$4,763
Available for future grant	2,559,240
Total shares reserved at March 31, 2012	7,030,250
Options exercisable at March 31, 2012	3,000,374	$31.97	1.9	$2,584

Stock-based compensation expense related to employee stock options totaled $1.1 million and $1.0 million for the three-month periods ended March 31, 2012 and 2011, respectively.

During the quarters ended March 31, 2012 and 2011, the total intrinsic values of stock options exercised were $102,000 and $256,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards to senior executives totaled $2.3 million and $1.1 million for the three-month periods ended March 31, 2012 and 2011, respectively.

The following is a summary of activity related to restricted stock unit awards:

	2012	2011
Restricted stock units at January 1	657,825	727,317
Shares awarded	400,568	305,000
Shares vested	(294,856)	(181,666)
Shares forfeited	(6,667)	(60,000)
Restricted stock units at March 31	756,870	790,651

At March 31, 2012, the outstanding restricted stock units are expected to vest as follows: 2012—55,493; 2013—344,189; 2014—235,188; and 2015—122,000.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $81,000 and $108,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

Note 15.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At March 31, 2012 and December 31, 2011, it had cash deposits and letters of credit outstanding that totaled $51.4 million and $51.9 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $509.9 million and $407.6 million, respectively. At March 31, 2012 and December 31, 2011, the Company had $1.1 million and $1.0 million, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $139.8 million and $114.6 million at March 31, 2012 and December 31, 2011, respectively. Hedging instruments, including forward-delivery contracts, are utilized to hedge the risks associated with interest rate fluctuations on IRLCs.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At March 31, 2012, development bonds totaled $93.3 million, while performance-related cash deposits and letters of credit totaled $47.8 million. At December 31, 2011, development bonds totaled $93.9 million, while performance-related cash deposits and letters of credit totaled $37.2 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. After the loans are sold, ownership, credit risk and management, including servicing of the loans, passes to the third-party purchaser. RMC retains no role or interest other than standard industry representations and warranties. The Company retains potential liability for possible claims by purchasers of the loans that it breached certain limited standard industry representations and warranties in its sale agreements. There has been an increased industrywide effort by purchasers of the loans to defray losses from purchased mortgages in an unfavorable economic environment by claiming to have found inaccuracies related to sellers’ representations and warranties in particular sale agreements. There is industry debate regarding the extent to which such claims are justified. The significant majority of these claims relate to loans originated in 2005, 2006 and 2007, when underwriting standards were less stringent.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	THREE
	MONTHS ENDED
	MARCH 31,		TWELVE MONTHS ENDED DECEMBER 31,
	2012	2011	2010	2009	2008	2007
Prime	49.1%	42.2%	34.9%	32.9%	51.8%	72.0%
Government (FHA/VA)	50.9	57.8	65.1	67.1	48.2	20.1
Alt A	-	-	-	-	-	7.5
Subprime	-	-	-	-	-	0.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	730	726	723	717	711	713
Average combined loan-to-value ratio	90.4%	90.3%	90.8%	91.4%	90.1%	89.1%

While the Company’s access to delinquency information is limited subsequent to loan sale, based on a review of information provided voluntarily by certain investors and on government loan reports made available by the U.S. Department of Housing and Urban Development, the Company believes that the average delinquency rates of RMC’s loans are generally in line with industry averages. Delinquency rates for loans originated in 2008 and subsequent years are significantly lower than those originated in 2005 through 2007. The Company primarily attributes this decrease in delinquency rates to the industrywide tightening of credit standards and the elimination of most nontraditional loan products.

The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be reasonably estimated, the Company has accrued $9.8 million for these types of claims as of March 31, 2012, but it may have additional exposure. (See “Part I, Item 3, Legal Proceedings.”)

The following table represents the changes in the Company’s mortgage loan loss and related legal reserves during the three-month periods presented:

(in thousands)	2012	2011
Balance at January 1	$10,141	$8,934
Provision for losses	(12)	(70)
Settlements made	(345)	(140)
Balance at March 31	$9,784	$8,724

Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves and related legal reserves were reflected in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” expense within the Consolidated Statements of Earnings.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes the changes in the Company’s product liability reserves during the three-month periods presented:

(in thousands)	2012	2011
Balance at January 1	$20,648	$20,112
Warranties issued	707	861
Changes in liability for accruals related to pre-existing warranties	207	421
Settlements made	(1,837)	(1,293)
Balance at March 31	$19,725	$20,101

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At March 31, 2012 and December 31, 2011, RHIC had $17.8 million and $18.2 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

The following table displays the changes in RHIC’s insurance reserves during the three-month periods presented:

(in thousands)	2012	2011
Balance at January 1	$18,209	$21,141
Insurance expense provisions or adjustments	-	-
Loss expenses paid	(448)	-
Balance at March 31	$17,761	$21,141

Expense provisions or adjustments to RHIC’s insurance reserves were included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and to cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and to the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates. The Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. At March 31, 2012 and December 31, 2011, the Company had legal reserves of $16.0 million and $16.5 million, respectively. (See “Part II, Item 1, Legal Proceedings.”)

Note 16.  New Accounting Pronouncements

ASU 2011-04

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 revises the language used to describe the requirements in U.S. generally accepted accounting principles (“GAAP”) for measuring fair value and for disclosing information about these

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the unobservable input disclosures for Level 3 fair value measurements, requiring that quantitative information be disclosed in relation to (a) the valuation processes used; (b) the sensitivity of the fair value measurement to changes in unobservable inputs and to interrelationships between those unobservable inputs; and (c) the use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company’s adoption of ASU 2011-04 did not have a material impact on its consolidated financial statements.

ASU 2011-05 and ASU 2011-12

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, components of net income, and components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require an entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or specify when an item of other comprehensive income must be reclassified to net income. However, in December 2011, the FASB issued ASU No. 2011-12 (“ASU 2011-12”), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-05 and ASU 2011-12 should be applied retrospectively. They are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

ASU 2011-11

In December 2011, the FASB issued ASU No. 2011-11 (“ASU 2011-11”), “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 will enhance disclosures required by GAAP by requiring improved information about financial and derivative instruments that are either (a) offset in accordance with Section 210-20-45 or Section 815-10-45 or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and for interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2012
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$110,907	$98,628	$6,334	$-	$215,869

EXPENSES	112,833	100,814	5,689	-	219,336
OTHER INCOME	446	-	-	-	446

(Loss) earnings from continuing operations before taxes	(1,480)	(2,186)	645	-	(3,021)
Tax benefit	-	-	-	-	-
Equity in net loss of subsidiaries	(1,541)	-	-	1,541	-
Net (loss) earnings from continuing operations	(3,021)	(2,186)	645	1,541	(3,021)
Loss from discontinued operations, net of taxes	(2,087)	(976)	-	976	(2,087)
NET (LOSS) EARNINGS	$(5,108)	$(3,162)	$645	$2,517	$(5,108)

	THREE MONTHS ENDED MARCH 31, 2011
REVENUES	$90,374	$71,054	$6,244	$-	$167,672

EXPENSES	106,903	76,879	5,035	-	188,817
OTHER INCOME	1,308	-	-	-	1,308

(Loss) earnings from continuing operations before taxes	(15,221)	(5,825)	1,209	-	(19,837)
Tax (benefit) expense	(1,729)	(801)	132	-	(2,398)
Equity in net loss of subsidiaries	(3,947)	-	-	3,947	-
Net (loss) earnings from continuing operations	(17,439)	(5,024)	1,077	3,947	(17,439)
Loss from discontinued operations, net of taxes	(2,097)	(1,499)	-	1,499	(2,097)
NET (LOSS) EARNINGS	$(19,536)	$(6,523)	$1,077	$5,446	$(19,536)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

					MARCH 31, 2012
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$20,298	$139,985	$16,916	$-	$177,199
Marketable securities and restricted cash	325,215	-	33,488	-	358,703
Consolidated inventory owned	507,835	278,232	-	-	786,067
Consolidated inventory not owned	17,077	-	31,959	-	49,036
Total housing inventories	524,912	278,232	31,959	-	835,103
Investment in subsidiaries/ intercompany receivables	468,910	-	-	(468,910)	-
Other assets	59,208	33,943	53,885	-	147,036
Assets of discontinued operations	6,554	23,911	-	-	30,465
TOTAL ASSETS	1,405,097	476,071	136,248	(468,910)	1,548,506

LIABILITIES
Accounts payable and other accrued liabilities	133,217	45,137	31,905	-	210,259
Financial services credit facility	-	-	32,330	-	32,330
Debt	822,797	-	-	-	822,797
Intercompany payables	-	231,377	10,145	(241,522)	-
Liabilities of discontinued operations	1,133	2,078	-	-	3,211
TOTAL LIABILITIES	957,147	278,592	74,380	(241,522)	1,068,597
EQUITY
STOCKHOLDERS’ EQUITY	447,950	197,479	29,909	(227,388)	447,950
NONCONTROLLING INTEREST	-	-	31,959	-	31,959
TOTAL LIABILITIES AND EQUITY	$1,405,097	$476,071	$136,248	$(468,910)	$1,548,506

				DECEMBER 31, 2011
ASSETS
Cash and cash equivalents	$25,403	$117,072	$16,888	$-	$159,363
Marketable securities and restricted cash	370,975	-	32,840	-	403,815
Consolidated inventory owned	470,269	273,791	-	-	744,060
Consolidated inventory not owned	17,177	-	34,223	-	51,400
Total housing inventories	487,446	273,791	34,223	-	795,460

Investment in subsidiaries/ intercompany receivables	456,953	-	-	(456,953)	-
Other assets	56,758	34,045	94,379	-	185,182
Assets of discontinued operations	8,853	26,471	-	-	35,324
TOTAL ASSETS	1,406,388	451,379	178,330	(456,953)	1,579,144

LIABILITIES
Accounts payable and other accrued liabilities	131,879	48,750	34,628	-	215,257
Financial services credit facility	-	-	49,933	-	49,933
Debt	822,639	1,188	-	-	823,827
Intercompany payables	-	196,767	29,754	(226,521)	-
Liabilities of discontinued operations	2,183	4,034	-	-	6,217
TOTAL LIABILITIES	956,701	250,739	114,315	(226,521)	1,095,234
EQUITY
STOCKHOLDERS’ EQUITY	449,687	200,640	29,792	(230,432)	449,687
NONCONTROLLING INTEREST	-	-	34,223	-	34,223
TOTAL LIABILITIES AND EQUITY	$1,406,388	$451,379	$178,330	$(456,953)	$1,579,144

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

			THREE MONTHS ENDED MARCH 31, 2012
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(3,021)	$(2,186)	$645	$1,541	$(3,021)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used for) provided by operating activities	7,247	3,019	191	-	10,457
Changes in assets and liabilities	(41,994)	(10,951)	37,061	(1,541)	(17,425)
Other operating activities, net	(206)	-	-	-	(206)
Net cash (used for) provided by operating activities from continuing operations	(37,974)	(10,118)	37,897	-	(10,195)
CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(10)	672	-	-	662
Additions to property, plant and equipment	(1,640)	(1,063)	(8)	-	(2,711)
Purchases of marketable securities, available-for-sale	(330,773)	-	(1,426)	-	(332,199)
Proceeds from sales and maturities of marketable securities, available-for-sale	389,938	-	701	-	390,639
Other investing activities, net	-	-	5	-	5
Net cash provided by (used for) investing activities from continuing operations	57,515	(391)	(728)	-	56,396
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings, net	6	(1,188)	-	-	(1,182)
Decrease in borrowings or repayments against revolving credit facilities, net	-	-	(17,603)	-	(17,603)
Common stock dividends and stock-based compensation	1,619	-	-	-	1,619
(Increase) decrease in restricted cash	(11,270)	-	71	-	(11,199)
Intercompany balances	(15,001)	34,610	(19,609)	-	-
Net cash (used for) provided by financing activities from continuing operations	(24,646)	33,422	(37,141)	-	(28,365)
Net (decrease) increase in cash and cash equivalents from continuing operations	(5,105)	22,913	28	-	17,836
Cash flows from operating activities–discontinued operations	(26)	(59)	-	-	(85)
Cash flows from investing activities–discontinued operations	(1)	87	-	-	86
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	25,430	117,101	16,888	-	159,419
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,298	$140,042	$16,916	$-	$177,256

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2011
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(17,439)	$(5,024)	$1,077	$3,947	$(17,439)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used for) provided by operating activities	16,213	2,898	148	-	19,259
Changes in assets and liabilities	(26,860)	(26,219)	2,442	(3,947)	(54,584)
Other operating activities, net	620	(800)	-	-	(180)
Net cash (used for) provided by operating activities from continuing operations	(27,466)	(29,145)	3,667	-	(52,944)
CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(86)	775	-	-	689
Additions to property, plant and equipment	(1,773)	(582)	-	-	(2,355)
Purchases of marketable securities, available-for-sale	(434,926)	-	(976)	-	(435,902)
Proceeds from sales and maturities of marketable securities, available-for-sale	464,849	-	1,178	-	466,027
Other investing activities, net	-	-	(4)	-	(4)
Net cash provided by investing activities from continuing operations	28,064	193	198	-	28,455
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings, net	(21)	43	-	-	22
Common stock dividends and stock-based compensation	571	-	-	-	571
Decrease (increase) in restricted cash	41	-	(568)	-	(527)
Intercompany balances	782	2,874	(3,656)	-	-
Net cash provided by (used for) financing activities from continuing operations	1,373	2,917	(4,224)	-	66
Net increase (decrease) in cash and cash equivalents from continuing operations	1,971	(26,035)	(359)	-	(24,423)
Cash flows from operating activities—discontinued operations	84	70	-	-	154
Cash flows from investing activities—discontinued operations	(84)	(71)	-	-	(155)
Cash flows from financing activities—discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	26,711	177,191	22,745	-	226,647
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,682	$151,155	$22,386	$-	$202,223

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED MARCH 31, 2012
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
COMPREHENSIVE (LOSS) INCOME	$(4,434)	$(3,162)	$645	$2,517	$(4,434)

	THREE MONTHS ENDED MARCH 31, 2011
COMPREHENSIVE (LOSS) INCOME	$(19,819)	$(6,523)	$1,077	$5,446	$(19,819)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 18.  Discontinued Operations

During 2011, the Company discontinued future homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to complete all homes currently under contract and to sell its remaining available land in these divisions as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas, which were historically reported in the Company’s Southeast and Texas segments, respectively, have been classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations were presented separately in “Assets of discontinued operations” and “Liabilities of discontinued operations” within the Consolidated Balance Sheets. All prior periods have been reclassified to conform to the current period’s presentation.

BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
(in thousands)	2012	2011
Assets
Cash	$57	$56
Housing inventories	26,908	30,670
Other assets	3,500	4,598
Total assets of discontinued operations	30,465	35,324
Liabilities
Accounts payable and accrued liabilities	3,211	6,217
Total liabilities of discontinued operations	$3,211	$6,217

The Company’s net loss from discontinued operations totaled $2.1 million for the three-month periods ended March 31, 2012 and 2011.

Note 19.  Subsequent Events

No events have occurred, subsequent to March 31, 2012, that have required recognition or disclosure in the Company’s financial statements.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically-determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the quarter ended March 31, 2012. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

During the first quarter of 2012, attractive housing affordability levels; modest improvement in economic and unemployment indicators; and moderate changes in buyer perceptions appear to have enhanced the Company’s ability to attract qualified homebuyers. New home prices appear to have stabilized; required sales incentives have continued to decline in most markets; average sales traffic through the Company’s communities has increased; sales rates have risen noticeably; and cancellation rates have decreased. The Company has begun to raise prices in selective markets and has reported an increase in sales volume for the quarter. These trends may be early signs that new housing markets have begun to improve. An uncertain macroeconomic environment; tight mortgage credit standards and mortgage availability; and a large inventory of lender-controlled homes acquired through foreclosure continued to impact the homebuilding industry by keeping sales absorptions per community depressed, compared to traditional levels. The Company continues to believe that meaningful advances in revenue growth and financial performance will primarily come from higher demand in the form of a return to more traditional absorption rates.

The Company’s net loss from continuing operations totaled $3.0 million, or $0.07 per diluted share, for the three months ended March 31, 2012, compared to a net loss from continuing operations of $17.4 million, or $0.39 per diluted share, for the same period in 2011. The decrease in net loss for the first quarter of 2012, compared to the same period in 2011, was primarily due to higher closing volume; lower inventory valuation adjustments; a decline in interest expense; and a reduced selling, general and administrative expense ratio. Pretax charges related to inventory and other valuation adjustments and write-offs totaled $2.1 million and $9.1 million for the quarters ended March 31, 2012 and 2011, respectively. In spite of reporting a net loss, the Company continued its progress toward profitability by raising gross margins through continued investments in new, more profitable communities; completing less desirable communities; and lowering expense ratios.

The Company reported a rise in closing volume for the quarter ended March 31, 2012, compared to the same period in 2011, primarily due to increases in sales rates and active communities. The Company’s consolidated revenues increased 28.7 percent to $215.9 million for the three months ended March 31, 2012, from $167.7 million for the same period in 2011. This increase was primarily attributable to a 25.4 percent rise in closings and to a 3.2 percent increase in average closing price. The increase in average closing price was due to a slightly more stable price environment, as well as to a change in the product and geography mix of homes delivered during the first quarter of 2012, versus the same period in 2011. Revenues for the homebuilding and financial services segments were $209.5 million and $6.3 million, respectively, for the first quarter of 2012, compared to $161.4 million and $6.2 million, respectively, for the same period in 2011.

New orders rose 46.4 percent to 1,328 units for the quarter ended March 31, 2012, from 907 units for the same period in 2011, primarily due to increases in sales rates and active communities. New order dollars increased 51.8 percent for the quarter ended March 31, 2012, compared to the same period in 2011.  The Company’s average monthly sales absorption rate was 2.1 homes per community for the first quarter of 2012, versus 1.5 homes per community for the first quarter of 2011. In order to prepare for a slow recovery and to attain volume levels

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

commensurate with profitability, the Company has increased community counts since the third quarter of 2010. The number of active communities rose 4.0 percent to 209 active communities at March 31, 2012, from 201 active communities at March 31, 2011. Backlog increased 44.1 percent to 1,994 units at March 31, 2012, compared to 1,384 units at March 31, 2011.

The Company’s deferred tax valuation allowance of $272.5 million at March 31, 2012, which was largely the result of inventory impairments taken, reflects uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future periods, it expects that it will reverse its valuation allowance, which should, in turn, reduce its effective income tax rate.

The Company ended the quarter with $535.9 million in cash, cash equivalents and marketable securities. Investments in new communities increased consolidated inventory owned by $41.9 million, or 5.5 percent, at March 31, 2012, compared to December 31, 2011. The Company’s earliest senior debt maturity is in 2013. Its net debt-to-capital ratio, including marketable securities, was 39.0 percent at March 31, 2012, compared to 36.7 percent at December 31, 2011. Stockholders’ equity per share declined 0.7 percent to $10.05 at March 31, 2012, compared to $10.12 at December 31, 2011.

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

Homebuilding Overview

The Company’s combined homebuilding operations reported pretax earnings from continuing operations of $1.1 million for the first quarter of 2012, compared to a pretax loss of $17.4 million for the same period in 2011. Homebuilding results for the first quarter of 2012 improved from those for the same period in 2011 primarily due to higher closing volume; lower inventory valuation adjustments; a decline in interest expense; and a reduced selling, general and administrative expense ratio.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
		MARCH 31,
(in thousands, except units)	2012	2011
REVENUES
Housing	$208,823	$161,237
Land and other	712	191
TOTAL REVENUES	209,535	161,428

EXPENSES
Cost of sales
Housing
Cost of sales	170,387	133,407
Valuation adjustments and write-offs	1,890	3,272
Total housing cost of sales	172,277	136,679
Land and other
Cost of sales	413	175
Valuation adjustments and write-offs	-	5,610
Total land and other cost of sales	413	5,785
Total cost of sales	172,690	142,464
Selling, general and administrative	32,208	30,544
Interest	3,569	5,787
TOTAL EXPENSES	208,467	178,795

PRETAX EARNINGS (LOSS)	$1,068	$(17,367)
Closings (units)	815	650
Housing gross profit margin	17.5%	15.2%
Selling, general and administrative ratio	15.4%	18.9%

The Company’s homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at March 31, 2012:

North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Orlando and Tampa
Texas	Austin, Houston and San Antonio
West	Denver, Las Vegas and Southern California

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; inventory held-for-sale; and cash deposits related to consolidated inventory not owned, rose 5.5 percent to $803.1 million at March 31, 2012, from $761.2 million at December 31, 2011. Homes under construction increased 15.5 percent to $369.0 million at March 31, 2012, from $319.5 million at December 31, 2011, as a result of higher backlog. Land under development and improved lots decreased 1.7 percent to $406.5 million at March 31, 2012, compared to $413.6 million at December 31, 2011. Inventory held-for-sale decreased 4.4 percent to $10.5 million at March 31, 2012, compared to $11.0 million at December 31, 2011. Investments in the Company’s unconsolidated joint ventures decreased to $9.5 million at March 31, 2012, from $10.0 million at December 31, 2011, primarily due to a distribution from a joint venture. The Company consolidated $49.0 million of inventory not owned at March 31, 2012, compared to $51.4 million at December 31, 2011. It had 277 model homes with inventory values totaling $59.3 million at March 31, 2012, compared to 281 model homes with inventory values totaling $59.9 million at December 31, 2011. In addition, the Company had 558 started and unsold homes with inventory values totaling $88.4 million at March 31, 2012, compared to 555 started and unsold homes with inventory values totaling $99.2 million at December 31, 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides certain information with respect to the Company’s number of residential communities and lots controlled at March 31, 2012:

					COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS
	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	65	26	9	-	100	8,379
Southeast	58	15	13	13	99	8,072
Texas	65	4	2	4	75	4,087
West	21	10	4	2	37	3,096
Total	209	55	28	19	311	23,634

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At March 31, 2012, of the 19 communities that were held-for-sale, 13 communities had fewer than 20 lots remaining.

Low interest rates and home prices have led to more favorable affordability levels. Additionally, there is an appearance of stabilization in certain housing submarkets. It is difficult to predict when the oversupply of homes either moving through the foreclosure process or readily available-for-sale may recede, which may be a prerequisite to a more robust recovery in the homebuilding industry. The Company is primarily focused on reloading inventory and sustaining profitability in anticipation of more favorable economic conditions, all while balancing those two objectives with cash preservation. Maintaining community count is among the Company’s greatest challenges and highest priorities. The Company secured 2,914 owned or optioned lots, opened 20 communities and closed 22 communities during the quarter ended March 31, 2012. The number of lots controlled was 23,300 lots at March 31, 2012, compared to 21,579 lots at December 31, 2011. Optioned lots, as a percentage of total lots controlled, were 36.7 percent and 33.6 percent at March 31, 2012 and December 31, 2011, respectively. In addition, the Company controlled 334 lots and 342 lots under joint venture agreements at March 31, 2012 and December 31, 2011, respectively.

Three months ended March 31, 2012, compared to three months ended March 31, 2011

The homebuilding segments reported pretax earnings of $1.1 million for the first quarter of 2012, compared to a pretax loss of $17.4 million for the same period in 2011. This improvement in homebuilding results was primarily due to higher closing volume; lower inventory valuation adjustments; a decline in interest expense; and a reduced selling, general and administrative expense ratio.

Homebuilding revenues increased 29.8 percent to $209.5 million for the first quarter of 2012 from $161.4 million for the same period in 2011 primarily due to a 25.4 percent rise in closings and to a 3.2 percent increase in average closing price. Homebuilding revenues for the first quarter of 2012 included $712,000 from land sales, which resulted in pretax earnings of $299,000, compared to homebuilding revenues for the first quarter of 2011 that included $191,000 from land sales, which resulted in pretax earnings of $16,000. Gross profit margin from land sales was 42.0 percent for the three months ended March 31, 2012, compared to 8.4 percent for the same period in 2011. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Housing gross profit margin for the first quarter of 2012 was 17.5 percent, compared to 15.2 percent for the same period in 2011. This improvement was primarily attributable to a decline in land and direct construction costs;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

lower sales incentives and price concessions; fewer inventory valuation adjustments and write-offs; and higher leverage of direct overhead expense due to an increase in the number of homes delivered. Inventory valuation adjustments affecting housing gross profit margin decreased to $1.9 million for the three months ended March 31, 2012, from $3.3 million for the same period in 2011. (See Note 1, “Consolidated Financial Statements,” for expense reclassification discussion.)

The selling, general and administrative expense ratio totaled 15.4 percent of homebuilding revenues for the first quarter of 2012, compared to 18.9 percent for the same period in 2011. This decrease was primarily attributable to higher leverage that resulted from an increase in revenues and to cost-saving initiatives. Selling, general and administrative expense increased $1.7 million to $32.2 million for the first quarter of 2012 from $30.5 million for the same period in 2011. (See Note 1, “Consolidated Financial Statements,” for expense reclassification discussion.)

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $13.8 million and $14.6 million for the three months ended March 31, 2012 and 2011, respectively. The homebuilding segments recorded $3.6 million of interest expense during the first quarter of 2012, compared to $5.8 million of interest expense during the same period in 2011. The decrease in interest expense from the first quarter of 2011 was primarily due to the capitalization of a greater amount of interest incurred during the first quarter of 2012, which resulted from a higher level of inventory-under-development, and to lower debt outstanding. (See Note 7, “Housing Inventories.”)

The Company’s net loss from discontinued operations totaled $2.1 million, or $0.04 per diluted share, for the quarter ended March 31, 2012, compared to a net loss of $2.1 million, or $0.05 per diluted share, for the same period in 2011. Pretax charges related to inventory valuation adjustments associated with discontinued operations totaled $1.4 million, or $0.03 per diluted share, and $751,000, or $0.02 per diluted share, for the quarters ended March 31, 2012 and 2011, respectively. (See Note 18, “Discontinued Operations.”)

Homebuilding Segment Information

New Orders

New orders increased 46.4 percent to 1,328 units for the first quarter of 2012 from 907 units for the same period in 2011, and new order dollars rose 51.8 percent for the first quarter of 2012, compared to the same period in 2011. New orders for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, increased 29.2 percent in the North, 70.2 percent in the Southeast, 37.6 percent in Texas and 74.0 percent in the West. The increase in new orders was due to a 4.0 percent rise in active communities, although broader market trends and economic conditions that contribute to soft demand for residential housing persist. Additionally, the Company’s average monthly sales absorption rate was 2.1 homes per community for the first quarter of 2012, versus 1.5 homes per community for the first quarter of 2011.

The following table provides the number of the Company’s active communities at March 31, 2012 and 2011:

	2012	2011	% CHG
North	65	60	8.3%
Southeast	58	57	1.8
Texas	65	66	(1.5)
West	21	18	16.7
Total	209	201	4.0%

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

The following table provides the Company’s new orders (units and aggregate sales values) for the three-month periods ended March 31, 2012 and 2011:

	2012	2011	% CHG
UNITS
North	411	318	29.2%
Southeast	417	245	70.2
Texas	373	271	37.6
West	127	73	74.0
Total	1,328	907	46.4%

DOLLARS (in millions)
North	$116	$86	35.3%
Southeast	93	54	70.2
Texas	96	67	43.1
West	40	20	102.1
Total	$345	$227	51.8%

The following table displays the Company’s cancellation rates for the three-month periods ended March 31, 2012 and 2011:

	2012	2011
North	17.6%	16.8%
Southeast	19.0	19.9
Texas	19.1	18.4
West	12.4	18.0
Total	18.0%	18.2%

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three-month periods ended March 31, 2012 and 2011:

		2012		2011
	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$28	9.3%	$32	10.8%
Southeast	24	10.1	27	10.6
Texas	42	14.1	39	13.8
West	29	8.1	37	11.4
Total	$31	10.9%	$33	11.7%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three-month periods ended March 31, 2012 and 2011:

	2012	2011	% CHG
UNITS
North	224	210	6.7%
Southeast	265	195	35.9
Texas	244	192	27.1
West	82	53	54.7
Total	815	650	25.4%

AVERAGE PRICE (in thousands)
North	$277	$264	4.9%
Southeast	214	226	(5.3)
Texas	259	241	7.5
West	330	292	13.0
Total	$256	$248	3.2%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At March 31, 2012, the Company had outstanding contracts for 1,994 units, representing a 34.6 percent increase from 1,481 units at December 31, 2011, and a 44.1 percent rise from 1,384 units at March 31, 2011. The $518.1 million value of outstanding contracts at March 31, 2012, represented a 47.6 percent increase from the $351.1 million value of outstanding contracts at March 31, 2011.

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at March 31, 2012 and 2011:

	2012			2011
			AVERAGE			AVERAGE
		DOLLARS	PRICE		DOLLARS	PRICE
	UNITS	(in millions)	(in thousands)	UNITS	(in millions)	(in thousands)
North	607	$175	$288	445	$125	$282
Southeast	673	147	219	387	84	218
Texas	562	145	257	479	122	254
West	152	51	336	73	20	269
Total	1,994	$518	$260	1,384	$351	$254

At March 31, 2012, the Company projected that approximately 50 percent of its total outstanding contracts will close during the second quarter of 2012, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following table provides a summary of results for the homebuilding segments for the three-month periods ended March 31, 2012 and 2011:

(in thousands)	2012	2011
NORTH
Revenues	$62,048	$55,442
Expenses
Cost of sales	52,076	47,727
Selling, general and administrative	10,228	10,915
Interest	1,366	2,288
Total expenses	63,670	60,930
Pretax loss	$(1,622)	$(5,488)
Housing gross profit margin	16.1%	13.9%
SOUTHEAST
Revenues	$56,642	$44,138
Expenses
Cost of sales	46,295	42,694
Selling, general and administrative	8,619	8,149
Interest	837	1,706
Total expenses	55,751	52,549
Pretax earnings (loss)	$891	$(8,411)
Housing gross profit margin	18.3%	12.3%
TEXAS
Revenues	$63,119	$46,385
Expenses
Cost of sales	50,644	39,094
Selling, general and administrative	8,327	7,916
Interest	623	1,036
Total expenses	59,594	48,046
Pretax earnings (loss)	$3,525	$(1,661)
Housing gross profit margin	19.8%	18.4%
WEST
Revenues	$27,726	$15,463
Expenses
Cost of sales	23,675	12,949
Selling, general and administrative	5,034	3,564
Interest	743	757
Total expenses	29,452	17,270
Pretax loss	$(1,726)	$(1,807)
Housing gross profit margin	13.9%	18.7%
TOTAL
Revenues	$209,535	$161,428
Expenses
Cost of sales	172,690	142,464
Selling, general and administrative	32,208	30,544
Interest	3,569	5,787
Total expenses	208,467	178,795
Pretax earnings (loss)	$1,068	$(17,367)
Housing gross profit margin	17.5%	15.2%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended March 31, 2012, compared to three months ended March 31, 2011

North—Homebuilding revenues increased 11.9 percent to $62.0 million in 2012 from $55.4 million in 2011 primarily due to a 6.7 percent rise in the number of homes delivered and to a 4.9 percent increase in average closing price. Gross profit margin on home sales was 16.1 percent in 2012, compared to 13.9 percent in 2011. This improvement was primarily due to a decline in land costs, lower inventory valuation adjustments, higher leverage of direct overhead expense and a decrease in sales incentives and price concessions. As a result, the North region incurred a pretax loss of $1.6 million in 2012, compared to a pretax loss of $5.5 million in 2011.

Southeast—Homebuilding revenues increased 28.3 percent to $56.6 million in 2012 from $44.1 million in 2011 primarily due to a 35.9 percent rise in the number of homes delivered, partially offset by a 5.3 percent decrease in average closing price. Gross profit margin on home sales was 18.3 percent in 2012, compared to 12.3 percent in 2011. This improvement was primarily due to a decline in inventory valuation adjustments, reduced direct construction and land costs, higher leverage of direct overhead expense and a decrease in sales incentives and price concessions. As a result, the Southeast region generated pretax earnings of $891,000 in 2012, compared to a pretax loss of $8.4 million in 2011.

Texas—Homebuilding revenues increased 36.1 percent to $63.1 million in 2012 from $46.4 million in 2011 primarily due to a 27.1 percent rise in the number of homes delivered and to a 7.5 percent increase in average closing price. Gross profit margin on home sales was 19.8 percent in 2012, compared to 18.4 percent in 2011. This improvement was primarily due to lower inventory valuation adjustments, reduced direct construction costs and higher leverage of direct overhead expense, partially offset by a rise in sales incentives and price concessions. As a result, the Texas region generated pretax earnings of $3.5 million in 2012, compared to a pretax loss of $1.7 million in 2011.

West—Homebuilding revenues increased 79.3 percent to $27.7 million in 2012 from $15.5 million in 2011 primarily due to a 54.7 percent rise in the number of homes delivered and to a 13.0 percent increase in average closing price. Gross profit margin on home sales was 13.9 percent in 2012, compared to 18.7 percent in 2011. This decrease was primarily due to higher inventory valuation adjustments, partially offset by lower land and direct construction costs, increased leverage of direct overhead expense and a decline in sales incentives and price concessions. As a result, the West region incurred a pretax loss of $1.7 million in 2012, compared to a pretax loss of $1.8 million in 2011.

Impairments

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. (See Note 7, “Housing Inventories.”)

The Company recorded inventory impairment charges of $1.9 million and $8.8 million during the three months ended March 31, 2012 and 2011, respectively, in order to reduce the carrying values of the impaired communities to their estimated fair values. During the first quarter of 2012, one community in which the Company expects to build homes was impaired for $1.9 million. At March 31, 2012, the fair value of the Company’s inventory subject to valuation adjustments of $1.9 million during the quarter was $2.6 million. For the quarters ended March 31, 2012 and 2011, the Company recorded joint venture and other valuation adjustments that totaled $10,000 and $38,000, respectively. Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the quarters ended March 31, 2012 and 2011, earnest money deposit and feasibility cost write-offs totaled $179,000 and $266,000, respectively. Should weak homebuilding market conditions persist and the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party purchaser then services and manages the loans. The fair value of the Company’s mortgage loans held-for-sale totaled $42.3 million and $82.4 million at March 31, 2012, and December 31, 2011, respectively. Mortgage loans held-for-sale were included in “Other” assets within the Consolidated Balance Sheets.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
		MARCH 31,
(in thousands, except units)	2012	2011

REVENUES
Income from origination and sale of mortgage loans, net	$4,624	$4,874
Title, escrow and insurance	1,264	1,245
Interest and other	446	125
TOTAL REVENUES	6,334	6,244
EXPENSES	5,689	5,035
PRETAX EARNINGS	$645	$1,209
Originations (units)	552	517
Ryland Homes origination capture rate	72.5%	80.7%

Three months ended March 31, 2012, compared to three months ended March 31, 2011

For the three months ended March 31, 2012, the financial services segment reported pretax earnings of $645,000, compared to pretax earnings of $1.2 million for the same period in 2011. Revenues for the financial services segment increased 1.4 percent to $6.3 million for the three months ended March 31, 2012, compared to $6.2 million for the same period in the prior year. For the three months ended March 31, 2012, financial services expense totaled $5.7 million, versus $5.0 million for the same period in 2011. This increase was primarily attributable to higher severance expense. For the three months ended March 31, 2012 and 2011, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 72.5 percent and 80.7 percent, respectively.

Corporate

Three months ended March 31, 2012, compared to three months ended March 31, 2011

Corporate expense totaled $5.2 million for the three months ended March 31, 2012, compared to $5.0 million for the same period in 2011. This increase was due, in part, to fluctuations in the Company’s stock price that impacted compensation expense, partially offset by lower operating expenses.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the first quarter of 2012, the Company determined that an additional valuation allowance was warranted; therefore, it recorded a net valuation allowance totaling $2.0 million, which was reflected as a noncash charge to income tax expense. At March 31, 2012, the balance of the deferred tax valuation allowance was $272.5 million.

For the quarter ended March 31, 2012, the Company’s effective income tax benefit rate was 0.0 percent due to a noncash charge of $2.0 million for the Company’s deferred tax valuation allowance, which offsets the tax benefit generated during the quarter. For the quarter ended March 31, 2011, the Company’s effective income tax benefit rate was 10.9 percent due to a noncash charge of $6.1 million for the Company’s deferred tax valuation allowance and to a $2.4 million benefit attributable to the settlement of a previously reserved unrecognized tax benefit.

Discontinued Operations

During 2011, the Company discontinued future homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to complete all homes currently under contract and to sell its remaining available land in these divisions as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas, which were historically reported in the Company’s Southeast and Texas segments, respectively, have been classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations were presented separately in “Assets of discontinued operations” and “Liabilities of discontinued operations” within the Consolidated Balance Sheets. All prior periods have been reclassified to conform to the current period’s presentation.

The Company’s net loss from discontinued operations totaled $2.1 million, or $0.04 per diluted share, for the quarter ended March 31, 2012, compared to a net loss of $2.1 million, or $0.05 per diluted share, for the same period in 2011. Pretax charges related to inventory valuation adjustments associated with discontinued operations totaled $1.4 million, or $0.03 per diluted share, and $751,000, or $0.02 per diluted share, for the quarters ended March 31, 2012 and 2011, respectively.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; borrowings under a repurchase credit facility; and a revolving credit facility that was terminated by the Company in 2009. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new, higher margin communities to facilitate a return to profitability. As a result of this strategy, the Company increased its community count and inventory by opening 20 new projects during the quarter; has no senior debt maturities until 2013; and ended the first quarter of 2012 with $535.9 million in cash, cash equivalents and marketable securities. The Company’s housing gross profit margin increased to 17.5 percent for the first quarter of 2012 from 15.2 percent for the same period in 2011 primarily due to a decline in land and direct construction costs; lower sales incentives and price concessions; fewer inventory valuation adjustments and write-offs; and higher leverage of direct overhead expense due to an increase in the number of homes delivered.

Consolidated inventory owned by the Company increased 5.5 percent to $803.1 million at March 31, 2012, compared to $761.2 million at December 31, 2011. The Company attempts to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At March 31, 2012, it controlled 23,300 lots, with 14,747 lots owned and 8,553 lots, or 36.7 percent, under option. Lots controlled increased 8.0 percent at March 31, 2012, from 21,579 lots controlled at December 31, 2011. The Company also controlled 334 lots and 342 lots under

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

joint venture agreements at March 31, 2012 and December 31, 2011, respectively. (See Note 7, “Housing Inventories,” and Note 9, “Investments in Joint Ventures.”)

At March 31, 2012, the Company’s net debt-to-capital ratio, including marketable securities, increased to 39.0 percent from 36.7 percent at December 31, 2011, primarily as a result of investments in inventory. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $535.9 million and $563.2 million in cash, cash equivalents and marketable securities at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012, the Company used $10.2 million of cash for operating activities from continuing operations, which included cash outflows related to a $45.1 million increase in inventories, offset by cash inflows of $34.9 million for other operating activities. Investing activities from continuing operations provided $56.4 million, which included cash inflows of $58.4 million related to net investments in marketable securities and $662,000 related to a net return of investment in unconsolidated joint ventures, offset by cash outflows of $2.7 million related to property, plant and equipment. The Company used $28.4 million for financing activities from continuing operations, which included cash outflows related to $17.6 million in net repayments against its financial services credit facility, an increase of $11.2 million in restricted cash, payments of $1.4 million for dividends and a net decrease of $1.2 million in short-term borrowings, offset by cash inflows of $3.0 million from the issuance of common stock. Net cash provided by continuing operations during the quarter ended March 31, 2012, was $17.8 million.

Dividends declared totaled $0.03 per share for the quarters ended March 31, 2012 and 2011.

For the quarter ended March 31, 2012, borrowing arrangements for the homebuilding segments included senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $820.2 million and $820.0 million at March 31, 2012 and December 31, 2011, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at March 31, 2012.

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

In 2011, RMC entered into a $50.0 million repurchase credit facility with JPM. This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. This facility will expire in December 2012. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At March 31, 2012, the Company was in compliance with these covenants. Outstanding borrowings against this credit facility totaled $32.3 million and $49.9 million at March 31, 2012 and December 31, 2011, respectively.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements requiring it to maintain cash deposits for outstanding letters of credit. Outstanding

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

letters of credit totaled $60.8 million and $66.0 million under these agreements at March 31, 2012 and December 31, 2011, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2012 and December 31, 2011, outstanding seller-financed nonrecourse secured notes payable totaled $2.6 million and $3.8 million, respectively.

The financial services segment uses existing equity and cash generated internally to finance its operations. In 2011, Bank of America (“BOA”) announced it would exit the correspondent lending business. The Company has replaced liquidity previously provided by BOA’s early purchase program with two early purchase programs offered by other financial institutions and with a repurchase credit facility with JPM. Although the Company had higher mortgage loans held-for-sale during the transition to these new facilities, it does not expect this change to ultimately impact the financial condition or liquidity of its financial services operations in a significant manner.

During the first quarter of 2012, the Company filed a shelf registration with the Securities and Exchange Commission (“SEC”). The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. The Company filed this registration statement to replace the prior registration statement that expired February 6, 2012. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

The Company did not repurchase any shares of its outstanding common stock during the first quarter of 2012. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 7.4 million additional shares, based on its stock price at March 31, 2012. Outstanding shares of common stock at March 31, 2012 and December 31, 2011, totaled 44,579,681 and 44,413,594, respectively.

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

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At March 31, 2012, the Company had $51.4 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $509.9 million, of which option contracts totaling $1.1 million contained specific performance provisions. At December 31, 2011, the Company had $51.9 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $407.6 million, of which option contracts totaling $1.0 million contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Pursuant to ASC 810, the Company consolidated $49.0 million and $51.4 million of inventory not owned related to land and lot option purchase contracts at March 31, 2012 and December 31, 2011, respectively. (See Note 8, “Variable Interest Entities (‘VIE’).”)

At March 31, 2012 and December 31, 2011, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $60.8 million and $66.0 million, respectively. Additionally, at March 31, 2012, it had development or performance bonds that totaled $93.3 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $93.9 million at December 31, 2011. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 17, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2012, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Outlook

During the first quarter of 2012, overall price levels appear to have stabilized, which, when combined with historically high affordability levels for new homes and a more favorable mix of product, has led to increased average prices; improved sales traffic through the Company’s communities; and higher sales rates. Improvements in economic and unemployment indicators and/or inventory levels may continue to improve buyer perceptions and to enhance the Company’s ability to attract qualified homebuyers. The Company believes that these trends may be early signs that new housing markets have begun to improve. On average, sales rates and margins have improved, and the Company is raising prices in select markets. These developments, combined with reductions in absolute overhead expenditures, have allowed the Company to make significant strides toward profitability. The Company increased its number of active communities by 4.0 percent during the first quarter of 2012, compared to the same period in 2011, and sales orders for new homes from continuing operations rose 46.4 percent during the first quarter of 2012, compared to the same period in the prior year. At March 31, 2012, the Company’s backlog of orders for new homes from continuing operations totaled 1,994 units, or a projected dollar value of $518.1 million, reflecting a 35.7 percent increase in projected dollar value from $381.8 million at December 31, 2011. However, an uncertain macroeconomic environment; tight mortgage credit standards and mortgage availability; and a large inventory of lender-controlled homes acquired through foreclosure continue to impact the homebuilding industry. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions; actual and expected sales rates; cost and desirability of parcels; and overall liquidity. Although the Company’s outlook remains cautious, it believes that it is well positioned to successfully take advantage of any improvements in economic trends and in the demand for new homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2011. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in the Company’s 2011 Annual Report on Form 10-K. The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report, which also appears within the Company’s 2011 Annual Report on Form 10-K.

At December 31, 2011, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2012, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On December 23, 2011, Countrywide Home Loans, Inc. filed a lawsuit against RMC in California alleging breach of contract related to representations and warranties under a loan purchase agreement dated June 26, 1995, between Countrywide and RMC; breach of contract related to repurchase obligations; and breach of contract related to indemnity obligations. The Company intends to vigorously defend itself against the asserted allegations and causes of actions contained within this lawsuit. (See Note 15, “Commitments and Contingencies.”)

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three months ended March 31, 2012, compared to the risk factors set forth in the Company’s 2011 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At March 31, 2012, there was $142.3 million, or 7.4 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the three months ended March 31, 2012.

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

THE RYLAND GROUP, INC.
Registrant

May 8, 2012	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 8, 2012	By: /s/ David L. Fristoe
Date	David L. Fristoe
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