Form 10-Q
period 2012-06-30
RYLAND GROUP INC
filed 2012-08-07
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on August 3, 2012, was 44,722,072.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2012	2011	2012	2011
REVENUES
Homebuilding	$284,593	$204,925	$494,128	$366,353
Financial services	9,176	6,923	15,510	13,167
TOTAL REVENUES	293,769	211,848	509,638	379,520

EXPENSES
Cost of sales	231,130	176,226	403,820	318,690
Selling, general and administrative	39,368	31,349	71,576	61,893
Financial services	6,232	4,859	11,921	9,894
Corporate	7,139	4,925	12,319	9,912
Interest	4,180	4,735	7,749	10,522
TOTAL EXPENSES	288,049	222,094	507,385	410,911

OTHER INCOME
Gain from marketable securities, net	519	1,302	965	2,610
Loss related to early retirement of debt, net	-	(857)	-	(857)
TOTAL OTHER INCOME	519	445	965	1,753
Income (loss) from continuing operations before taxes	6,239	(9,801)	3,218	(29,638)
Tax expense (benefit)	190	-	190	(2,398)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	6,049	(9,801)	3,028	(27,240)
Income (loss) from discontinued operations, net of taxes	223	(912)	(1,864)	(3,009)
NET INCOME (LOSS)	$6,272	$(10,713)	$1,164	$(30,249)
NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$0.14	$(0.22)	$0.07	$(0.61)
Discontinued operations	0.00	(0.02)	(0.04)	(0.07)
Total	0.14	(0.24)	0.03	(0.68)
Diluted
Continuing operations	0.14	(0.22)	0.07	(0.61)
Discontinued operations	0.00	(0.02)	(0.04)	(0.07)
Total	$0.14	$(0.24)	$0.03	$(0.68)
AVERAGE COMMON SHARES OUTSTANDING
Basic	44,627,548	44,368,874	44,551,441	44,303,958
Diluted	48,570,825	44,368,874	44,938,772	44,303,958
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	JUNE 30,	DECEMBER 31,
(in thousands, except share data)	2012	2011
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$355,212	$159,363
Restricted cash	67,060	56,799
Marketable securities, available-for-sale	310,638	347,016
Total cash, cash equivalents and marketable securities	732,910	563,178
Housing inventories
Homes under construction	419,557	319,476
Land under development and improved lots	412,034	413,569
Inventory held-for-sale	7,750	11,015
Consolidated inventory not owned	47,302	51,400
Total housing inventories	886,643	795,460
Property, plant and equipment	20,012	19,920
Other	153,732	165,262
Assets of discontinued operations	14,624	35,324
TOTAL ASSETS	1,807,921	1,579,144

LIABILITIES
Accounts payable	86,231	74,327
Accrued and other liabilities	136,026	140,930
Financial services credit facility	50,271	49,933
Debt	1,047,856	823,827
Liabilities of discontinued operations	1,863	6,217
TOTAL LIABILITIES	1,322,247	1,095,234

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—44,660,496 shares at June 30, 2012
(44,413,594 shares at December 31, 2011)	44,660	44,414
Retained earnings	410,043	405,109
Accumulated other comprehensive income	711	164
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	455,414	449,687
NONCONTROLLING INTEREST	30,260	34,223
TOTAL EQUITY	485,674	483,910
TOTAL LIABILITIES AND EQUITY	$1,807,921	$1,579,144

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	SIX MONTHS ENDED
	JUNE 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$3,028	$(27,240)
Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
Depreciation and amortization	6,433	5,423
Inventory and other asset impairments and write-offs	2,454	14,922
Loss on early extinguishment of debt, net	-	857
Gain on sale of marketable securities	(336)	(1,685)
(Decrease) increase in deferred tax valuation allowance	(2,397)	11,503
Stock-based compensation expense	7,219	5,050
Changes in assets and liabilities:
Increase in inventories	(98,847)	(65,317)
Net change in other assets, payables and other liabilities	28,107	(38,499)
Other operating activities, net	(784)	(371)
Net cash used for operating activities from continuing operations	(55,123)	(95,357)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	1,871	1,062
Additions to property, plant and equipment	(5,434)	(5,595)
Purchases of marketable securities, available-for-sale	(469,690)	(700,135)
Proceeds from sales and maturities of marketable securities, available-for-sale	508,687	780,594
Other investing activities	(10)	30
Net cash provided by investing activities from continuing operations	35,424	75,956
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	225,000	-
Retirement of long-term debt	-	(28,222)
Increase in borrowings against revolving credit facilities, net	338	-
Decrease in short-term borrowings	(1,279)	(221)
Common stock dividends	(2,701)	(2,701)
Issuance of common stock under stock-based compensation	4,451	3,530
(Increase) decrease in restricted cash	(10,261)	2,691
Net cash provided by (used for) financing activities from continuing operations	215,548	(24,923)
Net increase (decrease) in cash and cash equivalents from continuing operations	195,849	(44,324)
Cash flows from operating activities—discontinued operations	363	341
Cash flows from investing activities—discontinued operations	79	(316)
Cash flows from financing activities—discontinued operations	-	-
Cash and cash equivalents at beginning of period[1]	159,419	226,647
CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$355,710	$182,348
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(386)	$(1,307)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$3,963	$20,301

1 Includes cash and cash equivalents of $56,000 and $39,000 associated with discontinued operations at December 31, 2011 and 2010, respectively.

2 Includes cash and cash equivalents of $498,000 and $64,000 associated with discontinued operations at June 30, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
Consolidated Statements of Other Comprehensive Income
(Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2012	$44,414	$405,109	$164	$449,687
Net income		1,164		1,164
Other comprehensive gain			547	547
Common stock dividends (per share $0.06)		(2,721)		(2,721)
Stock-based compensation	246	6,491		6,737
STOCKHOLDERS’ EQUITY BALANCE AT JUNE 30, 2012	$44,660	$410,043	$711	$455,414
NONCONTROLLING INTEREST				30,260
TOTAL EQUITY BALANCE AT JUNE 30, 2012				$485,674

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in thousands)	2012	2011	2012	2011
Comprehensive income (loss)	$6,145	$(10,813)	$1,711	$(30,632)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interests in land and lot option purchase contracts. (See Note 8, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. (See Note 18, “Discontinued Operations.”) Effective January 1, 2012, the Company elected to reclassify its external commissions expense from cost of sales to selling, general and administrative expense in its Consolidated Statements of Earnings in order to not only be consistent with a majority of its peers, but also to combine external and internal commissions. This will have the effect of increasing both housing gross profit and selling, general and administrative expense by the amount of external commissions, which totaled $6.3 million and $4.5 million, or 2.2 percent of housing revenues, for the three months ended June 30, 2012 and 2011, respectively. External commissions totaled $10.9 million and $7.6 million, or 2.2 percent and 2.1 percent of housing revenues, for the six months ended June 30, 2012 and 2011, respectively. All prior period amounts have been reclassified to conform to the 2012 presentation. For a description of the Company’s accounting policies, see Note A, “Summary of Significant Accounting Policies,” in its 2011 Annual Report on Form 10-K.

The Consolidated Balance Sheet at June 30, 2012, the Consolidated Statements of Earnings for the three- and six-month periods ended June 30, 2012 and 2011, the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011, the Consolidated Statement of Stockholders’ Equity as of and for the six-month period ended June 30, 2012, and the Consolidated Statements of Other Comprehensive Income for the three- and six-month periods ended June 30, 2012 and 2011, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2012, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the operating results expected for the year ending December 31, 2012.

Note 2.  Comprehensive Income

Comprehensive income consists of net income or loss and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive income totaled $6.1 million and $1.7 million for the three- and six-month periods ended June 30, 2012. Comprehensive loss totaled $10.8 million and $30.6 million for the three- and six-month periods ended June 30, 2011.

Note 3.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $355.2 million and $159.4 million at June 30, 2012 and December 31, 2011, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At June 30, 2012 and December 31, 2011, the Company had restricted cash of $67.1 million and $56.8 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $65.8 million and $56.7 million at June 30, 2012 and December 31, 2011, respectively. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as “RMC”) had restricted cash of $1.3 million and $141,000 at June 30, 2012 and December 31, 2011, respectively.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2012	2011	2012	2011
REVENUES
Homebuilding
North	$86,010	$75,092	$148,058	$130,534
Southeast	78,379	46,700	135,021	90,838
Texas	78,754	68,143	141,873	114,528
West	41,450	14,990	69,176	30,453
Financial services	9,176	6,923	15,510	13,167
Total	$293,769	$211,848	$509,638	$379,520
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$1,796	$(4,737)	$174	$(10,225)
Southeast	2,497	(4,215)	3,388	(12,626)
Texas	4,784	3,438	8,309	1,777
West	838	(1,871)	(888)	(3,678)
Financial services	2,944	2,064	3,589	3,273
Corporate and unallocated	(6,620)	(4,480)	(11,354)	(8,159)
Total	$6,239	$(9,801)	$3,218	$(29,638)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2012	2011	2012	2011
NUMERATOR
Net income (loss) from continuing operations	$6,049	$(9,801)	$3,028	$(27,240)
Net income (loss) from discontinued operations	223	(912)	(1,864)	(3,009)
Net income (loss)	6,272	(10,713)	1,164	(30,249)
Interest on 1.6 percent convertible senior notes due 2018	370	-	-	-
Net income (loss) available to common stockholders	$6,642	$(10,713)	$1,164	$(30,249)
DENOMINATOR
Basic earnings per share—weighted-average shares	44,627,548	44,368,874	44,551,441	44,303,958
Effect of dilutive securities:
Share-based payments	469,979	-	387,331	-
1.6 percent convertible senior notes due 2018	3,473,298	-	-	-
Diluted earnings per share—adjusted
weighted-average shares and
assumed conversions	48,570,825	44,368,874	44,938,772	44,303,958
NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$0.14	$(0.22)	$0.07	$(0.61)
Discontinued operations	0.00	(0.02)	(0.04)	(0.07)
Total	0.14	(0.24)	0.03	(0.68)
Diluted
Continuing operations	0.14	(0.22)	0.07	(0.61)
Discontinued operations	0.00	(0.02)	(0.04)	(0.07)
Total	$0.14	$(0.24)	$0.03	$(0.68)

For the six-month period ended June 30, 2012, the effect of convertible debt was not included in the diluted earnings per share calculations as it would have been antidilutive. For the three- and six-month periods ended June 30, 2011, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculations as they would have been antidilutive due to the Company’s net loss for the respective periods.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 2012 and December 31, 2011, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three-month periods ended June 30, 2012 and 2011, net realized earnings associated with the Company’s investment portfolio, which includes interest, dividends and net realized gains and losses on sales of marketable securities, totaled $519,000 and $1.3 million, respectively. For the six-month periods ended June 30, 2012 and 2011, net realized earnings totaled $965,000 and $2.6 million, respectively. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

The following table sets forth the fair values of marketable securities, available-for-sale, by type of security:

				JUNE 30, 2012
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$7,182	$-	$(7)	$7,175
Obligations of U.S. and local government agencies	140,646	700	(19)	141,327
Corporate debt securities issued under
U.S. government/agency-backed programs	1,502	1	-	1,503
Corporate debt securities	76,568	102	(48)	76,622
Asset-backed securities	37,570	72	(130)	37,512
Total debt securities	263,468	875	(204)	264,139
Time deposits	45,471	-	-	45,471
Short-term pooled investments	1,028	-	-	1,028
Total marketable securities, available-for-sale	$309,967	$875	$(204)	$310,638

				DECEMBER 31, 2011
Type of security:
U.S. Treasury securities	$1,557	$-	$(2)	$1,555
Obligations of U.S. and local government agencies	147,557	123	(860)	146,820
Corporate debt securities issued under
U.S. government/agency-backed programs	1,453	3	-	1,456
Corporate debt securities	126,088	101	(523)	125,666
Asset-backed securities	46,198	42	(496)	45,744
Total debt securities	322,853	269	(1,881)	321,241
Time deposits	25,500	-	-	25,500
Short-term pooled investments	275	-	-	275
Total marketable securities, available-for-sale	$348,628	$269	$(1,881)	$347,016

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table sets forth the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	JUNE 30, 2012	DECEMBER 31, 2011
Contractual maturity:
Maturing in one year or less	$72,766	$167,413
Maturing after one year through three years	167,880	120,952
Maturing after three years	23,493	32,876
Total debt securities	264,139	321,241
Time deposits and short-term pooled investments	46,499	25,775
Total marketable securities, available-for-sale	$310,638	$347,016

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

As required by ASC No. 360 (“ASC 360”), “Property, Plant and Equipment,” inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to: price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to: very low or negative profit margins, the absence of sales activity in an open community and/or significant price differences for comparable parcels of land held-for-sale.

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

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At June 30, 2012 and December 31, 2011, valuation reserves related to impaired inventories totaled $250.3 million and $277.2 million, respectively. The net carrying value of the related inventories totaled $195.8 million at June 30, 2012 and December 31, 2011.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized when the related inventory is delivered to homebuyers. The following table summarizes activity that relates to capitalized interest:

(in thousands)	2012	2011
Capitalized interest at January 1	$ 81,058	$ 75,094
Interest capitalized	20,777	18,198
Interest amortized to cost of sales	(17,632)	(13,291)
Capitalized interest at June 30	$ 84,203	$ 80,001

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

JUNE 30, 2012	DECEMBER 31, 2011

	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	5,423	3,708	9,131	4,981	3,405	8,386
Southeast	5,402	3,751	9,153	4,933	1,894	6,827
Texas	2,528	1,789	4,317	2,486	1,081	3,567
West	1,891	957	2,848	1,937	862	2,799
Total	15,244	10,205	25,449	14,337	7,242	21,579

Additionally, at June 30, 2012, the Company controlled an aggregate of 942 lots associated with discontinued operations, of which 909 lots were owned and 33 lots were under option. At December 31, 2011, the Company controlled an aggregate of 1,386 lots associated with discontinued operations, of which 1,330 lots were owned and 56 lots were under option.

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

In compliance with the provisions of ASC 810, the Company consolidated $47.3 million and $51.4 million of inventory not owned related to land and lot option purchase contracts at June 30, 2012 and December 31, 2011, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $17.0 million and $17.2 million of its related cash deposits for lot option purchase contracts at June 30, 2012 and December 31, 2011, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $30.3 million and $34.2 million with respect to the consolidation of these contracts at June 30, 2012 and December 31, 2011, respectively, representing the selling entities’ ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $23.8 million and $22.3 million at June 30, 2012 and December 31, 2011, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $232.6 million and $208.5 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 9.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. It participates in a number of joint ventures in which it has less than a controlling interest. As of June 30, 2012, the Company participated in five active homebuilding joint ventures in the Austin, Chicago, Denver and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	JUNE 30, 2012			DECEMBER 31, 2011
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	150	-	150	150	-	150
Southeast	-	-	-	-	-	-
Texas	3	-	3	20	-	20
West	172	-	172	172	-	172
Total	325	-	325	342	-	342

At June 30, 2012 and December 31, 2011, the Company’s investments in its unconsolidated joint ventures totaled $8.9 million and $10.0 million, respectively, and were included in “Other” assets within the Consolidated Balance

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Sheets. For the three and six months ended June 30, 2012, the Company’s equity in earnings from its unconsolidated joint ventures totaled $563,000 and $673,000, respectively. For the three and six months ended June 30, 2011, the Company’s equity in losses from its unconsolidated joint ventures totaled $1.7 million.

Note 10.  Debt and Credit Facilities

The following table presents the composition of the Company’s homebuilder debt and its financial services credit facility at June 30, 2012 and December 31, 2011:

	JUNE 30,	DECEMBER 31,
(in thousands)	2012	2011
Senior notes
6.9 percent senior notes due June 2013	$167,182	$167,182
5.4 percent senior notes due January 2015	126,481	126,481
8.4 percent senior notes due May 2017	230,000	230,000
1.6 percent convertible senior notes due May 2018	225,000	-
6.6 percent senior notes due May 2020	300,000	300,000
Total senior notes	1,048,663	823,663
Debt discount	(3,339)	(3,647)
Senior notes, net	1,045,324	820,016
Secured notes payable	2,532	3,811
Total debt	$1,047,856	$823,827
Financial services credit facility	$50,271	$49,933

At June 30, 2012, the Company had outstanding (a) $167.2 million of 6.9 percent senior notes due June 2013; (b) $126.5 million of 5.4 percent senior notes due January 2015; (c) $230.0 million of 8.4 percent senior notes due May 2017; (d) $225.0 million of 1.6 percent convertible senior notes due May 2018; and (e) $300.0 million of 6.6 percent senior notes due May 2020. Each of the senior notes pays interest semiannually and may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

During the second quarter of 2012, the Company had no debt repurchases. During the second quarter of 2011, the Company paid $28.2 million to repurchase $27.5 million of its 5.4 percent senior notes due 2015, resulting in a loss of $857,000. The loss resulting from this debt repurchase was included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

During the second quarter of 2012, the Company issued $225.0 million of 1.6 percent convertible senior notes due May 2018. The Company will pay interest on the notes on May 15 and November 15 of each year, commencing on November 15, 2012. The notes, which mature on May 15, 2018, are initially convertible into shares of the Company’s common stock at a conversion rate of 31.2 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.03 per share and represents a conversion premium of approximately 42.5 percent based on the closing price of the Company’s common stock on May 10, 2012, which was $22.48 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). The Company received net proceeds of $218.8 million from this offering prior to offering expenses. In July 2012, the Company redeemed and repurchased $167.2 million of its 6.9 percent senior notes due 2013 for $177.2 million in cash. It recognized a charge of $9.1 million resulting from the redemption, which will be included in “Loss related to

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

early retirement of debt, net” within the Consolidated Statements of Earnings. (See Note 19, “Subsequent Events.”) The remaining proceeds will be used for general corporate purposes.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $37.9 million and $66.0 million under these agreements at June 30, 2012 and December 31, 2011, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2012 and December 31, 2011, outstanding seller-financed nonrecourse secured notes payable totaled $2.5 million and $3.8 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at June 30, 2012.

In 2011, RMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”). This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. This facility will expire in December 2012. In May 2012, the credit facility was increased to $60.0 million. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2012, the Company was in compliance with these covenants. Outstanding borrowings against this credit facility totaled $50.3 million and $49.9 million at June 30, 2012 and December 31, 2011, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table sets forth the values and methods used for measuring the fair values of financial instruments on a recurring basis:

	FAIR VALUE
(in thousands)	HIERARCHY	JUNE 30, 2012	DECEMBER 31, 2011
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$7,175	$1,555
Obligations of U.S. and local government agencies	Levels 1 and 2	141,327	146,820
Corporate debt securities issued under
U.S. government/agency-backed programs	Level 2	1,503	1,456
Corporate debt securities	Level 2	76,622	125,666
Asset-backed securities	Level 2	37,512	45,744
Time deposits	Level 2	45,471	25,500
Short-term pooled investments	Levels 1 and 2	1,028	275
Mortgage loans held-for-sale	Level 2	62,307	82,351
Mortgage interest rate lock commitments	Level 3	5,424	3,359
Forward-delivery contracts	Level 2	(1,049)	(1,235)

Marketable Securities, Available-for-sale

At June 30, 2012 and December 31, 2011, the Company had $310.6 million and $347.0 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. (See Note 6, “Marketable Securities, Available-for-sale.”)

Other Financial Instruments

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). Interest rate lock commitments (“IRLCs”) are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. At June 30, 2012, contractual principal amounts of mortgage loans held-for-sale totaled $59.6 million, compared to $79.7 million at December 31, 2011. The fair values of mortgage loans held-for-sale and IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans totaled $5.9 million and $3.8 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $9.8 million and $6.5 million for the six-month periods ended June 30, 2012 and 2011, respectively. Increases in the fair value of the locked loan pipeline totaled $1.5 million and $543,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and $2.1 million and $1.8 million for the six-month periods ended June 30, 2012 and 2011, respectively. Offsetting these items, losses from forward-delivery contracts used to hedge IRLCs totaled $3.4 million and $2.0 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $3.9 million and $2.2 million for the six-month periods ended June 30, 2012 and 2011, respectively. Net gains and losses related to forward-delivery contracts and IRLCs were included in “Financial services” revenues within the Consolidated Statements of Earnings.

At June 30, 2012 and December 31, 2011, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $2.7 million and was included in “Financial services” revenues within the Consolidated Statements of Earnings. At June 30, 2012, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

$538,000 and an aggregate unpaid principal balance of $619,000. At December 31, 2011, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $542,000 and an aggregate unpaid principal balance of $623,000.

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

The following table represents a reconciliation of changes in the fair values of Level 3 items (IRLCs) included in “Financial services” revenues within the Consolidated Statements of Earnings:

(in thousands)	2012	2011
Fair value at January 1	$3,359	$1,496
Additions	12,092	8,448
Gain realized on conversion to loans	(9,812)	(6,453)
Change in valuation of items held	(215)	(224)
Fair value at June 30	$5,424	$3,267

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

The following table summarizes the fair values of the Company’s nonfinancial assets that represent the fair values for communities and other homebuilding assets for which it recognized noncash impairment charges during the reporting periods:

	FAIR VALUE
(in thousands)	HIERARCHY	JUNE 30, 2012	DECEMBER 31, 2011
Housing inventory and inventory held-for-sale [1]	Level 3	$2,074	$9,121
Other assets held-for-sale and investments in joint ventures [2]	Level 3	1,300	2,366
Total		$3,374	$11,487

[1]

In accordance with ASC No. 330, (“ASC 330”), “Inventory,” the fair values of housing inventory and inventory held-for-sale that were impaired during 2012 totaled $2.1 million at June 30, 2012. The impairment charges related to these assets totaled $1.9 million for the six months ended June 30, 2012. At December 31, 2011, the fair values of housing inventory and inventory held-for-sale that were impaired during 2011 totaled $9.1 million. The impairment charges related to these assets totaled $9.5 million for the year ended December 31, 2011.

[2]

In accordance with ASC 330, the fair values of other assets held-for-sale that were impaired during 2011 totaled $973,000 at December 31, 2011. The impairment charges related to these assets totaled $35,000 for the year ended December 31, 2011. In accordance with ASC 330, the fair values of investments in joint ventures that were impaired during 2012 totaled $1.3 million at June 30, 2012. The impairment charges related to these assets totaled $20,000 for the six months ended June 30, 2012. At December 31, 2011, the fair values of investments in joint ventures that were impaired during 2011 totaled $1.4 million. The impairment charges related to these assets totaled $2.0 million for the year ended December 31, 2011.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At June 30, 2012, the cash surrender value of these contracts was $11.7 million, compared to $11.1 million at December 31, 2011, and was included in “Other” assets within the Consolidated Balance Sheets. The net periodic benefit cost of this plan for the three months ended June 30, 2012, totaled $860,000, which included service costs of $30,000, interest costs of $402,000 and an investment loss of $428,000. The net periodic benefit cost for the three months ended June 30, 2011, totaled $223,000, which included service costs of $28,000, interest costs of $183,000 and an investment loss of $12,000. The net periodic benefit cost of this plan for the six months ended June 30, 2012, totaled $154,000, which included service costs of $60,000 and interest costs of $602,000, offset by an investment gain of $508,000. The net periodic benefit cost for the six months ended June 30, 2011, totaled $367,000, which included service costs of $290,000 and interest costs of $366,000, offset by an investment gain of $289,000. The $12.0 million and $11.3 million projected benefit obligations at June 30, 2012 and December 31, 2011, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 6.6 percent and 7.0 percent for the six-month periods ended June 30, 2012 and 2011, respectively.

Note 13.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of the deferred tax asset will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. In light of the unavailability of net operating loss carrybacks and the uncertainty as to the housing downturn’s duration, which limits the Company’s ability to predict future taxable income, the Company determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company maintains a full valuation allowance against its net deferred tax assets. The balance of the deferred tax valuation allowance totaled $268.1 million and $270.5 million at June 30, 2012 and December 31, 2011, respectively. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it will experience a reduction in its effective tax rate in the periods in which the valuation allowance is reversed. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2030. Tax credit carryforwards can be carried forward five years, with expiration dates beginning in 2013.

During the second quarter of 2012, the Company’s deferred tax valuation allowance balance decreased by $4.4 million. This decrease was primarily due to a reversal resulting from net income generated during the period, as well as to the expiration of certain deferred tax assets.

For the three months ended June 30, 2012 and 2011, the Company’s overall effective income tax expense rates were 2.9 percent and 0.0 percent, respectively, primarily due to noncash adjustments for the Company’s deferred tax valuation allowance, which offsets any tax expense or benefits generated during the quarters. For the six months ended June 30, 2012, the Company’s overall effective income tax expense rate was 14.0 percent, compared to an overall effective income tax benefit rate of 7.3 percent for the same period in 2011, primarily due to noncash adjustments to the Company’s deferred tax valuation allowance. During the second quarter of 2012, the Company recorded a minimal amount of state income tax that totaled $190,000.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 14.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. At June 30, 2012 and December 31, 2011, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 2,992,748 and 3,346,508, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award 30 days after their date of appointment or election based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 158,000 and 176,000 stock awards available for future grant in accordance with the Director Plan at June 30, 2012 and December 31, 2011, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $3.8 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively. Stock-based compensation expense totaled $7.2 million and $5.0 million for the six months ended June 30, 2012 and 2011, respectively. Stock-based compensation expenses have been allocated to the Company’s business units and included in “Corporate,” “Financial services” and “Selling, general and administrative” expenses within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s equity incentive plans as of June 30, 2012 and 2011, and changes for the six-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2011	3,722,656	$33.29	2.8
Granted	781,000	16.52
Exercised	(44,398)	11.97
Forfeited	(322,424)	55.57
Options outstanding at June 30, 2011	4,136,834	$28.61	2.9	$885
Available for future grant	3,233,548
Total shares reserved at June 30, 2011	7,370,382
Options exercisable at June 30, 2011	2,685,545	$33.83	2.2	$577
Options outstanding at January 1, 2012	3,948,874	$28.91	2.4
Granted	736,000	18.22
Exercised	(53,736)	15.33
Forfeited	(600,958)	35.19
Options outstanding at June 30, 2012	4,030,180	$26.20	3.0	$19,230
Available for future grant	2,992,748
Total shares reserved at June 30, 2012	7,022,928
Options exercisable at June 30, 2012	2,590,876	$30.54	1.9	$8,883

Stock-based compensation expense related to employee stock options totaled $1.2 million and $1.1 million for the three-month periods ended June 30, 2012 and 2011, respectively. Stock-based compensation expense related to employee stock options totaled $2.3 million and $2.1 million for the six-month periods ended June 30, 2012 and 2011, respectively.

During the three-month periods ended June 30, 2012 and 2011, the total intrinsic values of stock options exercised were $8,000 and $29,000, respectively. During the six-month periods ended June 30, 2012 and 2011, the total intrinsic values of stock options exercised were $340,000 and $284,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards to senior executives totaled $2.5 million and $1.6 million for the three-month periods ended June 30, 2012 and 2011, respectively. For the six-month periods ended June 30, 2012 and 2011, compensation expense associated with restricted stock unit awards to senior executives totaled $4.8 million and $2.7 million, respectively.

The following table summarizes activity that relates to the Company’s restricted stock unit awards:

	2012	2011
Restricted stock units at January 1	657,825	727,317
Shares awarded	400,568	305,000
Shares vested	(350,349)	(304,492)
Shares forfeited	(6,667)	(60,000)
Restricted stock units at June 30	701,377	667,825

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At June 30, 2012, the outstanding restricted stock units are expected to vest as follows: 2013–344,189; 2014–235,188; and 2015–122,000.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $108,000 and $102,000 for the three-month periods ended June 30, 2012 and 2011, respectively. For the six-month periods ended June 30, 2012 and 2011, stock-based compensation expense related to Director Plan stock awards totaled $189,000 and $210,000, respectively.

Note 15.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At June 30, 2012 and December 31, 2011, it had cash deposits and letters of credit outstanding that totaled $54.4 million and $51.9 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $532.3 million and $407.6 million, respectively. At June 30, 2012 and December 31, 2011, the Company had $765,000 and $1.0 million, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $156.8 million and $114.6 million at June 30, 2012 and December 31, 2011, respectively. Hedging instruments, including forward-delivery contracts, are utilized to hedge the risks associated with interest rate fluctuations on IRLCs.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At June 30, 2012, development bonds totaled $98.0 million, while performance-related cash deposits and letters of credit totaled $49.1 million. At December 31, 2011, development bonds totaled $93.9 million, while performance-related cash deposits and letters of credit totaled $37.2 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. After the loans are sold, ownership, credit risk and management, including servicing of the loans, passes to the third-party purchaser. RMC retains no role or interest other than standard industry representations and warranties. The Company retains potential liability for possible claims by loan purchasers that it breached certain limited standard industry representations and warranties in its sale agreements. There has been an increased industrywide effort by loan purchasers to defray losses from mortgages purchased in an unfavorable economic environment by claiming to have found inaccuracies related to sellers’ representations and warranties in particular sale agreements. There is industry debate regarding the extent to which such claims are justified. The significant majority of these claims relate to loans originated in 2005, 2006 and 2007, when underwriting standards were less stringent.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	SIX MONTHS
	ENDED JUNE 30,		TWELVE MONTHS ENDED DECEMBER 31,
	2012	2011	2010	2009	2008	2007
Prime	45.2%	42.2%	34.9%	32.9%	51.8%	72.0%
Government (FHA/VA)	54.8	57.8	65.1	67.1	48.2	20.1
Alt A	-	-	-	-	-	7.5
Subprime	-	-	-	-	-	0.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	729	726	723	717	711	713
Average combined loan-to-value ratio	90.5%	90.3%	90.8%	91.4%	90.1%	89.1%

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

The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company has accrued $9.9 million for these types of claims as of June 30, 2012, but it may have additional exposure. (See “Part I, Item 3, Legal Proceedings.”)

The following table represents the changes in the Company’s mortgage loan loss and related legal reserves during the six-month periods presented:

(in thousands)	2012	2011
Balance at January 1	$10,141	$8,934
Provision for losses	71	(18)
Settlements made	(345)	(140)
Balance at June 30	$9,867	$8,776

Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves and related legal reserves were included in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” expense within the Consolidated Statements of Earnings.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes the changes in the Company’s product liability reserves during the six-month periods presented:

(in thousands)	2012	2011
Balance at January 1	$20,648	$20,112
Warranties issued	1,283	1,275
Changes in liability for accruals related to pre-existing warranties	1,351	706
Settlements made	(4,184)	(2,784)
Balance at June 30	$19,098	$19,309

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At June 30, 2012 and December 31, 2011, RHIC had $17.2 million and $18.2 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

The following table displays the changes in RHIC’s insurance reserves during the six-month periods presented:

(in thousands)	2012	2011
Balance at January 1	$18,209	$21,141
Insurance expense provisions or adjustments	-	-
Loss expenses paid	(1,043)	(967)
Balance at June 30	$17,166	$20,174

Expense provisions or adjustments to RHIC’s insurance reserves were included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its business. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and to cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and to the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates. The Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. At June 30, 2012 and December 31, 2011, the Company had legal reserves of $17.2 million and $16.5 million, respectively. (See “Part II, Item 1, Legal Proceedings.”)

Note 16.  New Accounting Pronouncements

ASU 2011-11

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 (“ASU 2011-11”), “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 will enhance disclosures required by U.S. generally accepted accounting principles (“GAAP”) by requiring improved information about financial and derivative instruments that are either (a) offset in accordance with

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Section 210-20-45 or Section 815-10-45 or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and for interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 17.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; and 6.6 percent senior notes due May 2020 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”).  Such guarantees are full and unconditional.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2012
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$156,304	$128,289	$9,176	$-	$293,769

EXPENSES	153,859	127,958	6,232	-	288,049
OTHER INCOME	519	-	-	-	519

Income from continuing operations before taxes	2,964	331	2,944	-	6,239
Tax expense (benefit)	88	(110)	212	-	190
Equity in net earnings of subsidiaries	3,173	-	-	(3,173)	-
Net income from continuing operations	6,049	441	2,732	(3,173)	6,049
Income from discontinued operations, net of taxes	223	135	-	(135)	223
NET INCOME	$6,272	$576	$2,732	$(3,308)	$6,272

(in thousands)	SIX MONTHS ENDED JUNE 30, 2012
REVENUES	$267,211	$226,917	$15,510	$-	$509,638

EXPENSES	266,692	228,772	11,921	-	507,385
OTHER INCOME	965	-	-	-	965

Income (loss) from continuing operations before taxes	1,484	(1,855)	3,589	-	3,218
Tax expense (benefit)	88	(110)	212	-	190
Equity in net earnings of subsidiaries	1,632	-	-	(1,632)	-
Net income (loss) from continuing operations	3,028	(1,745)	3,377	(1,632)	3,028
Loss from discontinued operations, net of taxes	(1,864)	(841)	-	841	(1,864)
NET INCOME (LOSS)	$1,164	$(2,586)	$3,377	$(791)	$1,164

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2011
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$104,935	$99,990	$6,923	$-	$211,848

EXPENSES	117,288	99,947	4,859	-	222,094
OTHER INCOME	445	-	-	-	445

(Loss) income from continuing operations before taxes	(11,908)	43	2,064	-	(9,801)
Tax (benefit) expense	(343)	235	108	-	-
Equity in net earnings of subsidiaries	1,764	-	-	(1,764)	-
Net (loss) income from continuing operations	(9,801)	(192)	1,956	(1,764)	(9,801)
Loss from discontinued operations, net of taxes	(912)	(427)	-	427	(912)
NET (LOSS) INCOME	$(10,713)	$(619)	$1,956	$(1,337)	$(10,713)

(in thousands)	SIX MONTHS ENDED JUNE 30, 2011
REVENUES	$195,309	$171,044	$13,167	$-	$379,520

EXPENSES	224,191	176,826	9,894	-	410,911
OTHER INCOME	1,753	-	-	-	1,753

(Loss) income from continuing operations before taxes	(27,129)	(5,782)	3,273	-	(29,638)
Tax (benefit) expense	(2,072)	(566)	240	-	(2,398)
Equity in net loss of subsidiaries	(2,183)	-	-	2,183	-
Net (loss) income from continuing operations	(27,240)	(5,216)	3,033	2,183	(27,240)
Loss from discontinued operations, net of taxes	(3,009)	(1,926)	-	1,926	(3,009)
NET (LOSS) INCOME	$(30,249)	$(7,142)	$3,033	$4,109	$(30,249)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

					JUNE 30, 2012
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$19,900	$314,806	$20,506	$-	$355,212
Marketable securities and restricted cash	349,007	-	28,691	-	377,698
Consolidated inventory owned	535,381	303,960	-	-	839,341
Consolidated inventory not owned	17,042	-	30,260	-	47,302
Total housing inventories	552,423	303,960	30,260	-	886,643
Investment in subsidiaries/ intercompany receivables	647,199	-	-	(647,199)	-
Other assets	66,001	32,824	74,919	-	173,744
Assets of discontinued operations	3,942	10,682	-	-	14,624
TOTAL ASSETS	1,638,472	662,272	154,376	(647,199)	1,807,921

LIABILITIES
Accounts payable and other accrued liabilities	134,589	55,772	31,896	-	222,257
Financial services credit facility	-	-	50,271	-	50,271
Debt	1,047,856	-	-	-	1,047,856
Intercompany payables	-	407,196	13,489	(420,685)	-
Liabilities of discontinued operations	613	1,250	-	-	1,863
TOTAL LIABILITIES	1,183,058	464,218	95,656	(420,685)	1,322,247
EQUITY
STOCKHOLDERS’ EQUITY	455,414	198,054	28,460	(226,514)	455,414
NONCONTROLLING INTEREST	-	-	30,260	-	30,260
TOTAL LIABILITIES AND EQUITY	$1,638,472	$662,272	$154,376	$(647,199)	$1,807,921

(in thousands)				DECEMBER 31, 2011
ASSETS
Cash and cash equivalents	$25,403	$117,072	$16,888	$-	$159,363
Marketable securities and restricted cash	370,975	-	32,840	-	403,815
Consolidated inventory owned	470,269	273,791	-	-	744,060
Consolidated inventory not owned	17,177	-	34,223	-	51,400
Total housing inventories	487,446	273,791	34,223	-	795,460

Investment in subsidiaries/ intercompany receivables	456,953	-	-	(456,953)	-
Other assets	56,758	34,045	94,379	-	185,182
Assets of discontinued operations	8,853	26,471	-	-	35,324
TOTAL ASSETS	1,406,388	451,379	178,330	(456,953)	1,579,144

LIABILITIES
Accounts payable and other accrued liabilities	131,879	48,750	34,628	-	215,257
Financial services credit facility	-	-	49,933	-	49,933
Debt	822,639	1,188	-	-	823,827
Intercompany payables	-	196,767	29,754	(226,521)	-
Liabilities of discontinued operations	2,183	4,034	-	-	6,217
TOTAL LIABILITIES	956,701	250,739	114,315	(226,521)	1,095,234
EQUITY
STOCKHOLDERS’ EQUITY	449,687	200,640	29,792	(230,432)	449,687
NONCONTROLLING INTEREST	-	-	34,223	-	34,223
TOTAL LIABILITIES AND EQUITY	$1,406,388	$451,379	$178,330	$(456,953)	$1,579,144

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

			SIX MONTHS ENDED JUNE 30, 2012
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$3,028	$(1,745)	$3,377	$(1,632)	$3,028
Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by operating activities	8,687	4,418	268	-	13,373
Changes in assets and liabilities	(70,561)	(13,597)	11,786	1,632	(70,740)
Other operating activities, net	(784)	-	-	-	(784)
Net cash (used for) provided by operating activities from continuing operations	(59,630)	(10,924)	15,431	-	(55,123)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	539	1,332	-	-	1,871
Additions to property, plant and equipment	(3,503)	(1,915)	(16)	-	(5,434)
Purchases of marketable securities, available-for-sale	(468,012)	-	(1,678)	-	(469,690)
Proceeds from sales and maturities of marketable securities, available-for-sale	506,783	-	1,904	-	508,687
Other investing activities, net	-	-	(10)	-	(10)
Net cash provided by (used for) investing activities from continuing operations	35,807	(583)	200	-	35,424
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	224,909	(1,188)	-	-	223,721
Increase in borrowings against revolving credit facilities, net	-	-	338	-	338
Common stock dividends and stock-based compensation	1,750	-	-	-	1,750
(Increase) decrease in restricted cash	(14,175)	-	3,914	-	(10,261)
Intercompany balances	(194,164)	210,429	(16,265)	-	-
Net cash provided by (used for) financing activities from continuing operations	18,320	209,241	(12,013)	-	215,548
Net (decrease) increase in cash and cash equivalents from continuing operations	(5,503)	197,734	3,618	-	195,849
Cash flows from operating activities—discontinued operations	436	(73)	-	-	363
Cash flows from investing activities—discontinued operations	6	73	-	-	79
Cash flows from financing activities—discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	25,430	117,101	16,888	-	159,419
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,369	$314,835	$20,506	$-	$355,710

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2011
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(27,240)	$(5,216)	$3,033	$2,183	$(27,240)
Adjustments to reconcile net (loss) income from continuing operations to net cash used for operating activities	31,864	3,882	324	-	36,070
Changes in assets and liabilities	(48,919)	(46,436)	(6,278)	(2,183)	(103,816)
Other operating activities, net	(158)	(213)	-	-	(371)
Net cash used for operating activities from continuing operations	(44,453)	(47,983)	(2,921)	-	(95,357)
CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(453)	1,515	-	-	1,062
Additions to property, plant and equipment	(3,483)	(2,057)	(55)	-	(5,595)
Purchases of marketable securities, available-for-sale	(697,208)	-	(2,927)	-	(700,135)
Proceeds from sales and maturities of marketable securities, available-for-sale	778,063	-	2,531	-	780,594
Other investing activities, net	-	-	30	-	30
Net cash provided by (used for) investing activities from continuing operations	76,919	(542)	(421)	-	75,956
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(28,160)	(283)	-	-	(28,443)
Common stock dividends and stock-based compensation	829	-	-	-	829
Decrease (increase) in restricted cash	3,197	-	(506)	-	2,691
Intercompany balances	(35,068)	36,811	(1,743)	-	-
Net cash (used for) provided by financing activities from continuing operations	(59,202)	36,528	(2,249)	-	(24,923)
Net decrease in cash and cash equivalents from continuing operations	(26,736)	(11,997)	(5,591)	-	(44,324)
Cash flows from operating activities—discontinued operations	191	150	-	-	341
Cash flows from investing activities—discontinued operations	(166)	(150)	-	-	(316)
Cash flows from financing activities—discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	26,711	177,191	22,745	-	226,647
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$165,194	$17,154	$-	$182,348

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED JUNE 30, 2012
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
COMPREHENSIVE INCOME	$6,145	$576	$2,732	$(3,308)	$6,145

	THREE MONTHS ENDED JUNE 30, 2011
COMPREHENSIVE (LOSS) INCOME	$(10,813)	$(619)	$1,956	$(1,337)	$(10,813)

	SIX MONTHS ENDED JUNE 30, 2012
COMPREHENSIVE INCOME (LOSS)	$1,711	$(2,586)	$3,377	$(791)	$1,711

	SIX MONTHS ENDED JUNE 30, 2011
COMPREHENSIVE (LOSS) INCOME	$(30,632)	$(7,142)	$3,033	$4,109	$(30,632)

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

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
(in thousands)	2012	2011
Assets
Cash	$498	$56
Housing inventories	11,372	30,670
Other assets	2,754	4,598
Total assets of discontinued operations	14,624	35,324
Liabilities
Accounts payable and accrued liabilities	1,863	6,217
Total liabilities of discontinued operations	$1,863	$6,217

The Company’s net income from discontinued operations totaled $223,000 for the three months ended June 30, 2012, compared to a net loss from discontinued operations that totaled $912,000 for the same period in 2011. For the six-month periods ended June 30, 2012 and 2011, net loss from discontinued operations totaled $1.9 million and $3.0 million, respectively.

Note 19.  Subsequent Events

In July 2012, the Company redeemed and repurchased $167.2 million of its 6.9 percent senior notes due 2013 for $177.2 million in cash. It recognized a charge of $9.1 million resulting from the redemption, which will be included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

In July 2012, the Company completed its acquisition of Timberstone Homes’ operations and assets in the Charlotte and Raleigh markets. This acquisition provides the Company with approximately 945 additional lots and homes for future sales; 141 homes currently sold and under construction for delivery; and 19 professionally decorated model homes. Existing Timberstone customers will have their customer service and warranty obligations addressed by the Company under a contractual relationship between Ryland and Timberstone.

No other events have occurred, subsequent to June 30, 2012, that have required recognition or disclosure in the Company’s financial statements.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically-determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the quarter ended June 30, 2012. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

During the second quarter of 2012, attractive housing affordability levels, moderate changes in buyer perceptions and increased demand for distressed properties appeared to have led to a decline in national housing inventory and to stabilization in most of the Company’s markets. On average, sales rates and prices continued to increase; required sales incentives and cancellation rates continued to decline; average sales traffic through the Company’s communities continued to improve; and the Company has been able to begin raising prices in selected markets. It reported a 41.6 percent increase in sales volume, a 35.6 percent rise in closing volume and a 47.0 percent increase in backlog for the second quarter of 2012, compared to the same period in 2011. Although an uncertain macroeconomic environment and tight mortgage credit standards continued to negatively impact the homebuilding industry by keeping sales absorptions per community depressed, compared to traditional levels, these trends may be signs that demand for new housing is improving. The Company continues to believe that more meaningful advances in revenue growth and financial performance will primarily come from higher demand in the form of a return to more traditional absorption rates.

The Company believes its strategic goals of increasing profitability, strengthening its balance sheet and cautious expansion will position the Company to take advantage of any housing recovery. In addition to a 38.7 percent increase in revenues, housing gross profit margin rose both sequentially and as compared to the prior year; selling, general and administrative expense ratios continued to decline; and mortgage operations profitability increased. The Company was profitable for both the quarter and the year to date, and achieved its highest operating margins since 2006. The Company increased available capital and lowered carrying costs with the issuance of $225.0 million of 1.6 percent convertible senior notes due May 2018 to replace $167.2 million of 6.9 percent senior notes due June 2013. Strategic and more significant land acquisitions in Charlotte and Raleigh, which closed in July, in addition to ongoing land acquisition activities, should enhance the Company’s ability to establish significant market share and create a platform for future growth in those markets.

The Company’s net income from continuing operations totaled $6.0 million, or $0.14 per diluted share, for the three months ended June 30, 2012, compared to a net loss from continuing operations of $9.8 million, or $0.22 per diluted share, for the same period in 2011. This increase for the second quarter of 2012, compared to the same period in 2011, was primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory and other valuation adjustments; a decline in interest expense; and a reduced selling, general and administrative expense ratio. Pretax charges related to inventory and other valuation adjustments and write-offs totaled $385,000 and $5.8 million for the quarters ended June 30, 2012 and 2011, respectively. The Company continued its progress toward profitability by raising gross margins through ongoing investments in new, more profitable communities; completing less desirable communities; and lowering expense ratios.

The Company reported a rise in closing volume for the quarter ended June 30, 2012, compared to the same period in 2011, primarily due to increases in sales rates and active communities. The Company’s consolidated revenues increased 38.7 percent to $293.8 million for the three months ended June 30, 2012, from $211.8 million for the same

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

period in 2011. This increase was primarily attributable to a 35.6 percent rise in closings and to a 2.4 percent increase in average closing price. The increase in average closing price was due to a slightly more stable price environment, as well as to a change in the product and geographic mix of homes delivered during the second quarter of 2012, versus the same period in 2011. Revenues for the homebuilding and financial services segments were $284.6 million and $9.2 million, respectively, for the second quarter of 2012, compared to $204.9 million and $6.9 million, respectively, for the same period in 2011.

New orders rose 41.6 percent to 1,398 units for the second quarter of 2012, from 987 units for the same period in 2011 primarily due to increases in sales rates and active communities. New order dollars increased 52.8 percent for the quarter ended June 30, 2012, compared to the same period in the prior year.  The Company’s average monthly sales absorption rate was 2.2 homes per community for the second quarter of 2012, versus 1.6 homes per community for the second quarter of 2011. In order to prepare for a slow recovery and to attain volume levels commensurate with profitability, the Company has increased community counts since the third quarter of 2010. The number of active communities rose 3.5 percent to 209 active communities at June 30, 2012, from 202 active communities at June 30, 2011. Backlog increased 47.0 percent to 2,277 units at June 30, 2012, compared to 1,549 units at June 30, 2011.

The Company’s deferred tax valuation allowance of $268.1 million at June 30, 2012, which was largely the result of inventory impairments taken, reflects uncertainty with regard to the duration of current conditions in the housing market. Should the Company generate significant taxable income in future periods, it expects that it will reverse its valuation allowance.

The Company ended the quarter with $732.9 million in cash, cash equivalents and marketable securities. Investments in new communities increased consolidated inventory owned by $95.1 million, or 12.5 percent, at June 30, 2012, compared to December 31, 2011. The Company’s earliest senior debt maturity is in 2013. Its net debt-to-capital ratio, including marketable securities, was 40.9 percent at June 30, 2012, compared to 36.7 percent at December 31, 2011. Stockholders’ equity per share rose 0.8 percent to $10.20 at June 30, 2012, compared to $10.12 at December 31, 2011.

The net debt-to-capital ratio, including marketable securities, is a non-GAAP financial measure that is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total stockholders’ equity, net of cash, cash equivalents and marketable securities. The Company believes that the net debt-to-capital ratio, including marketable securities, is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders.

Homebuilding Overview

The Company’s combined homebuilding operations reported pretax earnings from continuing operations of $9.9 million for the second quarter of 2012, compared to a pretax loss of $7.4 million for the same period in 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
		JUNE 30,		JUNE 30,
(in thousands, except units)	2012	2011	2012	2011
REVENUES
Housing	$283,646	$203,737	$492,469	$364,974
Land and other	947	1,188	1,659	1,379
TOTAL REVENUES	284,593	204,925	494,128	366,353

EXPENSES
Cost of sales
Housing
Cost of sales	230,492	169,358	400,879	302,765
Valuation adjustments and write-offs	21	3,864	1,911	7,136
Total housing cost of sales	230,513	173,222	402,790	309,901
Land and other
Cost of sales	617	1,348	1,030	1,523
Valuation adjustments and write-offs	-	1,656	-	7,266
Total land and other cost of sales	617	3,004	1,030	8,789
Total cost of sales	231,130	176,226	403,820	318,690
Selling, general and administrative	39,368	31,349	71,576	61,893
Interest	4,180	4,735	7,749	10,522
TOTAL EXPENSES	274,678	212,310	483,145	391,105

PRETAX EARNINGS (LOSS)	$9,915	$(7,385)	$10,983	$(24,752)
Closings (units)	1,115	822	1,930	1,472
Housing gross profit margin	18.7%	15.0%	18.2%	15.1%
Selling, general and administrative ratio	13.8%	15.3%	14.5%	16.9%

The Company’s homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at June 30, 2012:

North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Orlando and Tampa
Texas	Austin, Houston and San Antonio
West	Denver, Las Vegas and Southern California

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; inventory held-for-sale; and cash deposits related to consolidated inventory not owned, rose 12.5 percent to $856.4 million at June 30, 2012, from $761.2 million at December 31, 2011. Homes under construction increased 31.3 percent to $419.6 million at June 30, 2012, from $319.5 million at December 31, 2011, as a result of higher backlog. Land under development and improved lots decreased 0.4 percent to $412.0 million at June 30, 2012, compared to $413.6 million at December 31, 2011. Inventory held-for-sale declined 29.6 percent to $7.8 million at June 30, 2012, compared to $11.0 million at December 31, 2011. Investments in the Company’s unconsolidated joint ventures decreased to $8.9 million at June 30, 2012, from $10.0 million at December 31, 2011, primarily due to a net distribution from its joint ventures. The Company had 276 model homes with inventory values totaling $61.3 million at June 30, 2012, compared to 281 model homes with inventory values totaling $59.9 million at December 31, 2011. In addition, it had 581 started and unsold homes with inventory values totaling $91.5 million at June 30, 2012, compared to 555 started and unsold homes with inventory values totaling $99.2 million at December 31, 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides certain information with respect to the Company’s number of residential communities and lots controlled at June 30, 2012:

					COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS
	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	68	28	9	1	106	9,281
Southeast	61	22	12	14	109	9,153
Texas	56	13	2	3	74	4,320
West	24	8	4	2	38	3,020
Total	209	71	27	20	327	25,774

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At June 30, 2012, of the 20 communities that were held-for-sale, 12 communities had fewer than 20 lots remaining.

Low interest rates and home prices have led to more favorable affordability levels and an appearance of stabilization in certain housing submarkets. The Company is primarily focused on reloading inventory and sustaining profitability in anticipation of further improvement in economic conditions, all while balancing those two objectives with cash preservation. Maintaining community count is among the Company’s greatest challenges and highest priorities. The Company secured 4,170 owned or optioned lots, opened 20 communities and closed 20 communities during the quarter ended June 30, 2012. The number of lots controlled was 25,449 lots at June 30, 2012, compared to 21,579 lots at December 31, 2011. Optioned lots, as a percentage of total lots controlled, were 40.1 percent and 33.6 percent at June 30, 2012 and December 31, 2011, respectively. In addition, the Company controlled 325 lots and 342 lots under joint venture agreements at June 30, 2012 and December 31, 2011, respectively.

Three months ended June 30, 2012, compared to three months ended June 30, 2011

The homebuilding segments reported pretax earnings of $9.9 million for the second quarter of 2012, compared to a pretax loss of $7.4 million for the same period in 2011. This improvement in homebuilding results was primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory and other valuation adjustments; a decline in interest expense; and a reduced selling, general and administrative expense ratio.

Homebuilding revenues increased 38.9 percent to $284.6 million for the second quarter of 2012 from $204.9 million for the same period in 2011 primarily due to a 35.6 percent rise in closings and to a 2.4 percent increase in average closing price. Homebuilding revenues for the second quarter of 2012 included $947,000 from land sales, which resulted in pretax earnings of $330,000, compared to homebuilding revenues for the second quarter of 2011 that included $1.2 million from land sales, which resulted in a pretax loss of $160,000. Gross profit margin from land sales was 34.8 percent for the three months ended June 30, 2012, compared to negative 13.5 percent for the same period in 2011. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Housing gross profit margin for the second quarter of 2012 was 18.7 percent, compared to 15.0 percent for the same period in 2011. This improvement in housing gross profit margin was primarily attributable to a decline in land and direct construction costs; lower inventory and other valuation adjustments; higher leverage of direct

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

overhead expense due to an increase in the number of homes delivered; and reduced sales incentives and price concessions. Inventory and other valuation adjustments affecting housing gross profit margin decreased to $21,000 for the three months ended June 30, 2012, from $3.9 million for the same period in 2011.

The selling, general and administrative expense ratio totaled 13.8 percent of homebuilding revenues for the second quarter of 2012, compared to 15.3 percent for the same period in 2011. This decrease was primarily attributable to higher leverage that resulted from an increase in revenues and to cost-saving initiatives.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $14.7 million and $14.1 million for the three months ended June 30, 2012 and 2011, respectively. The homebuilding segments recorded $4.2 million of interest expense during the second quarter of 2012, compared to $4.7 million during the same period in 2011. The decrease in interest expense from the second quarter of 2011 was primarily due to the capitalization of a greater amount of interest incurred during the second quarter of 2012, which resulted from a higher level of inventory-under-development, partially offset by $467,000 of interest expense from the issuance of 1.6 percent convertible senior notes in May 2012. (See Note 7, “Housing Inventories.”)

The Company’s net income from discontinued operations totaled $223,000 for the quarter ended June 30, 2012, compared to a net loss of $912,000 for the same period in 2011. There were no pretax charges related to inventory and other valuation adjustments associated with discontinued operations for the quarter ended June 30, 2012. Pretax charges related to inventory and other valuation adjustments associated with discontinued operations totaled $6,000 for the quarter ended June 30, 2011. (See Note 18, “Discontinued Operations.”)

Six months ended June 30, 2012, compared to six months ended June 30, 2011

The homebuilding segments reported pretax earnings of $11.0 million for the first six months of 2012, compared to a pretax loss of $24.8 million for the same period in 2011. This improvement in homebuilding results was primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory and other valuation adjustments; a decline in interest expense; and a reduced selling, general and administrative expense ratio.

Homebuilding revenues increased 34.9 percent to $494.1 million for the first six months of 2012 from $366.4 million for the same period in 2011 primarily due to a 31.1 percent rise in closings and to a 2.8 percent increase in average closing price. Homebuilding revenues for the first six months of 2012 included $1.7 million from land sales, which resulted in pretax earnings of $629,000, compared to homebuilding revenues for the first six months of 2011 that included $1.4 million from land sales, which resulted in a pretax loss of $144,000. Gross profit margin from land sales was 37.9 percent for the six months ended June 30, 2012, compared to negative 10.4 percent for the same period in 2011. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios.

Housing gross profit margin for the first six months of 2012 was 18.2 percent, compared to 15.1 percent for the same period in 2011. This improvement in housing gross profit margin was primarily attributable to a decline in land and direct construction costs; lower inventory and other valuation adjustments; higher leverage of direct overhead expense due to an increase in the number of homes delivered; and reduced sales incentives and price concessions. Inventory and other valuation adjustments affecting housing gross profit margin decreased to $1.9 million for the six months ended June 30, 2012, from $7.1 million for the same period in 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The selling, general and administrative expense ratio totaled 14.5 percent of homebuilding revenues for the first six months of 2012, compared to 16.9 percent for the same period in 2011. This decrease was primarily attributable to higher leverage that resulted from an increase in revenues and to cost-saving initiatives.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $28.5 million and $28.7 million for the six months ended June 30, 2012 and 2011, respectively. The homebuilding segments recorded $7.7 million of interest expense during the first six months of 2012, compared to $10.5 million during the same period in 2011. The decrease in interest expense from the first six months of 2011 was primarily due to the capitalization of a greater amount of interest incurred during the first six months of 2012, which resulted from a higher level of inventory-under-development, partially offset by $467,000 of interest expense from the aforementioned 1.6 percent convertible senior notes issued in May 2012. (See Note 7, “Housing Inventories.”)

The Company’s net loss from discontinued operations totaled $1.9 million, or $0.04 per diluted share, for the six months ended June 30, 2012, compared to a net loss of $3.0 million, or $0.07 per diluted share, for the same period in 2011. Pretax charges related to inventory and other valuation adjustments associated with discontinued operations totaled $1.4 million, or $0.03 per diluted share, and $757,000, or $0.02 per diluted share, for the six months ended June 30, 2012 and 2011, respectively. (See Note 18, “Discontinued Operations.”)

Homebuilding Segment Information

New Orders

New orders increased 41.6 percent to 1,398 units for the second quarter of 2012 from 987 units for the same period in 2011, and new order dollars rose 52.8 percent for the second quarter of 2012, compared to the same period in 2011. New orders for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, increased 22.0 percent in the North, 30.4 percent in the Southeast, 25.5 percent in Texas and 242.3 percent in the West. The rise in new orders was due to a general increase in consumer demand and to a 3.5 percent rise in active communities, although broader market trends and economic conditions that contribute to soft demand for residential housing persist. The Company’s average monthly sales absorption rate was 2.2 homes per community for the second quarter of 2012, versus 1.6 homes per community for the second quarter of 2011.

The following table provides the number of the Company’s active communities at June 30, 2012 and 2011:

	2012	2011	% CHG
North	68	60	13.3%
Southeast	61	56	8.9
Texas	56	69	(18.8)
West	24	17	41.2
Total	209	202	3.5%

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s new orders (units and aggregate sales values) for the three- and six-month periods presented:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2012	2011	% CHG	2012	2011	% CHG
UNITS
North	383	314	22.0%	794	632	25.6%
Southeast	437	335	30.4	854	580	47.2
Texas	335	267	25.5	708	538	31.6
West	243	71	242.3	370	144	156.9
Total	1,398	987	41.6%	2,726	1,894	43.9%

DOLLARS (in millions)
North	$114	$84	36.2%	$230	$170	35.7%
Southeast	107	69	55.9	200	123	62.2
Texas	89	71	24.6	184	138	33.6
West	70	25	179.7	111	45	145.4
Total	$380	$249	52.8%	$725	$476	52.4%

The following table provides the Company’s cancellation rates for the three- and six-month periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
North	20.9%	21.9%	19.2%	19.4%
Southeast	20.1	18.3	19.6	19.0
Texas	23.7	20.8	21.3	19.6
West	12.3	26.0	12.3	22.2
Total	20.0%	20.7%	19.0%	19.5%

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three- and six-month periods presented:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
	2012		2011		2012		2011
	AVG $	% OF	AVG $	% OF	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$25	8.5%	$28	9.4%	$26	8.8%	$30	10.0%
Southeast	25	10.2	28	11.6	25	10.2	27	11.1
Texas	41	14.2	41	14.2	42	14.2	40	14.1
West	24	7.2	28	9.8	26	7.5	33	10.6
Total	$29	10.4%	$32	11.6%	$30	10.6%	$33	11.6%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three- and six-month periods presented:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2012	2011	% CHG	2012	2011	% CHG
UNITS
North	316	277	14.1%	540	487	10.9%
Southeast	354	218	62.4	619	413	49.9
Texas	316	271	16.6	560	463	21.0
West	129	56	130.4	211	109	93.6
Total	1,115	822	35.6%	1,930	1,472	31.1%

AVERAGE PRICE (in thousands)
North	$272	$271	0.4%	$274	$268	2.2%
Southeast	221	213	3.8	218	219	(0.5)
Texas	248	250	(0.8)	253	247	2.4
West	317	259	22.4	322	275	17.1
Total	$254	$248	2.4%	$255	$248	2.8%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At June 30, 2012, the Company had outstanding contracts for 2,277 units, representing a 53.7 percent increase from 1,481 units at December 31, 2011, and a 47.0 percent rise from 1,549 units at June 30, 2011. The $614.8 million value of outstanding contracts at June 30, 2012, represented a 55.2 percent increase from the $396.2 million value of outstanding contracts at June 30, 2011.

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at June 30, 2012 and 2011:

	2012			2011
			AVERAGE			AVERAGE
		DOLLARS	PRICE		DOLLARS	PRICE
	UNITS	(in millions)	(in thousands)	UNITS	(in millions)	(in thousands)
North	674	$203	$302	482	$134	$279
Southeast	756	176	233	504	107	211
Texas	581	155	266	475	125	263
West	266	81	303	88	30	345
Total	2,277	$615	$270	1,549	$396	$256

At June 30, 2012, the Company projected that approximately 50 percent of its total outstanding contracts will close during the third quarter of 2012, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following table provides a summary of results for the homebuilding segments for the three- and six-month periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2012	2011	2012	2011
NORTH
Revenues	$86,010	$75,092	$148,058	$130,534
Expenses
Cost of sales	70,496	66,540	122,572	114,267
Selling, general and administrative	12,197	11,418	22,425	22,333
Interest	1,521	1,871	2,887	4,159
Total expenses	84,214	79,829	147,884	140,759
Pretax earnings (loss)	$1,796	$(4,737)	$174	$(10,225)
Housing gross profit margin	18.0%	11.4%	17.2%	12.5%
SOUTHEAST
Revenues	$78,379	$46,700	$135,021	$90,838
Expenses
Cost of sales	64,230	41,458	110,525	84,152
Selling, general and administrative	10,641	8,073	19,260	16,222
Interest	1,011	1,384	1,848	3,090
Total expenses	75,882	50,915	131,633	103,464
Pretax earnings (loss)	$2,497	$(4,215)	$3,388	$(12,626)
Housing gross profit margin	18.1%	15.8%	18.1%	14.1%
TEXAS
Revenues	$78,754	$68,143	$141,873	$114,528
Expenses
Cost of sales	63,033	55,406	113,677	94,500
Selling, general and administrative	10,137	8,457	18,464	16,373
Interest	800	842	1,423	1,878
Total expenses	73,970	64,705	133,564	112,751
Pretax earnings	$4,784	$3,438	$8,309	$1,777
Housing gross profit margin	20.0%	18.8%	19.9%	18.6%
WEST
Revenues	$41,450	$14,990	$69,176	$30,453
Expenses
Cost of sales	33,371	12,822	57,046	25,771
Selling, general and administrative	6,393	3,401	11,427	6,965
Interest	848	638	1,591	1,395
Total expenses	40,612	16,861	70,064	34,131
Pretax earnings (loss)	$838	$(1,871)	$(888)	$(3,678)
Housing gross profit margin	19.1%	13.3%	17.0%	16.1%
TOTAL
Revenues	$284,593	$204,925	$494,128	$366,353
Expenses
Cost of sales	231,130	176,226	403,820	318,690
Selling, general and administrative	39,368	31,349	71,576	61,893
Interest	4,180	4,735	7,749	10,522
Total expenses	274,678	212,310	483,145	391,105
Pretax earnings (loss)	$9,915	$(7,385)	$10,983	$(24,752)
Housing gross profit margin	18.7%	15.0%	18.2%	15.1%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended June 30, 2012, compared to three months ended June 30, 2011

North—Homebuilding revenues increased 14.5 percent to $86.0 million in 2012 from $75.1 million in 2011 primarily due to a 14.1 percent rise in the number of homes delivered and to a 0.4 percent increase in average closing price. Gross profit margin on home sales was 18.0 percent in 2012, compared to 11.4 percent in 2011. This improvement was primarily due to a decline in land costs, fewer inventory, joint venture and other valuation adjustments, higher leverage of direct overhead expense and a decrease in sales incentives and price concessions, partially offset by an increase in direct construction costs. As a result, the North region generated pretax earnings of $1.8 million in 2012, compared to a pretax loss of $4.7 million in 2011.

Southeast—Homebuilding revenues increased 67.8 percent to $78.4 million in 2012 from $46.7 million in 2011 primarily due to a 62.4 percent rise in the number of homes delivered and to a 3.8 percent increase in average closing price. Gross profit margin on home sales was 18.1 percent in 2012, compared to 15.8 percent in 2011. This improvement was primarily due to higher leverage of direct overhead expense, reduced land and direct construction costs, and a decrease in sales incentives and price concessions. As a result, the Southeast region generated pretax earnings of $2.5 million in 2012, compared to a pretax loss of $4.2 million in 2011.

Texas—Homebuilding revenues increased 15.6 percent to $78.8 million in 2012 from $68.1 million in 2011 primarily due to a 16.6 percent rise in the number of homes delivered, partially offset by a 0.8 percent decrease in average closing price. Gross profit margin on home sales was 20.0 percent in 2012, compared to 18.8 percent in 2011. This improvement was primarily due to reduced land and direct construction costs. As a result, the Texas region generated pretax earnings of $4.8 million in 2012, compared to pretax earnings of $3.4 million in 2011.

West—Homebuilding revenues increased 176.5 percent to $41.5 million in 2012 from $15.0 million in 2011 primarily due to a 130.4 percent rise in the number of homes delivered and to a 22.4 percent increase in average closing price. Gross profit margin on home sales was 19.1 percent in 2012, compared to 13.3 percent in 2011. This improvement was primarily due to higher leverage of direct overhead expense, reduced warranty costs, lower land and direct construction costs, and a decline in sales incentives and price concessions. As a result, the West region generated pretax earnings of $838,000 in 2012, compared to a pretax loss of $1.9 million in 2011.

Six months ended June 30, 2012, compared to six months ended June 30, 2011

North—Homebuilding revenues increased 13.4 percent to $148.1 million in 2012 from $130.5 million in 2011 primarily due to a 10.9 percent rise in the number of homes delivered and to a 2.2 percent increase in average closing price. Gross profit margin on home sales was 17.2 percent in 2012, compared to 12.5 percent in 2011. This improvement was primarily due to a decline in land costs, fewer inventory, joint venture and other valuation adjustments, higher leverage of direct overhead expense and a decrease in sales incentives and price concessions, partially offset by an increase in direct construction costs. As a result, the North region generated pretax earnings of $174,000 in 2012, compared to a pretax loss of $10.2 million in 2011.

Southeast—Homebuilding revenues increased 48.6 percent to $135.0 million in 2012 from $90.8 million in 2011 primarily due to a 49.9 percent rise in the number of homes delivered, partially offset by a 0.5 percent decrease in average closing price. Gross profit margin on home sales was 18.1 percent in 2012, compared to 14.1 percent in 2011. This improvement was primarily due to reduced land and direct construction costs, a decline in inventory valuation adjustments, higher leverage of direct overhead expense and a decrease in sales incentives and price concessions. As a result, the Southeast region generated pretax earnings of $3.4 million in 2012, compared to a pretax loss of $12.6 million in 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Texas—Homebuilding revenues increased 23.9 percent to $141.9 million in 2012 from $114.5 million in 2011 primarily due to a 21.0 percent rise in the number of homes delivered and to a 2.4 percent increase in average closing price. Gross profit margin on home sales was 19.9 percent in 2012, compared to 18.6 percent in 2011. This improvement was primarily due to reduced land and direct construction costs, lower inventory valuation adjustments and higher leverage of direct overhead expense, partially offset by a rise in sales incentives and price concessions. As a result, the Texas region generated pretax earnings of $8.3 million in 2012, compared to pretax earnings of $1.8 million in 2011.

West—Homebuilding revenues increased 127.2 percent to $69.2 million in 2012 from $30.5 million in 2011 primarily due to a 93.6 percent rise in the number of homes delivered and to a 17.1 percent increase in average closing price. Gross profit margin on home sales was 17.0 percent in 2012, compared to 16.1 percent in 2011. This improvement was primarily due to reduced direct construction costs, increased leverage of direct overhead expense, lower warranty costs and a decline in sales incentives and price concessions, partially offset by higher inventory valuation adjustments. As a result, the West region incurred a pretax loss of $888,000 in 2012, compared to a pretax loss of $3.7 million in 2011.

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

The Company did not record any inventory impairment charges during the three months ended June 30, 2012. It recorded inventory impairment charges of $3.6 million during the three months ended June 30, 2011, in order to reduce the carrying values of the impaired communities to their estimated fair values. For the quarters ended June 30, 2012 and 2011, the Company recorded joint venture and other valuation adjustments that totaled $110,000 and $1.9 million, respectively. Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the quarters ended June 30, 2012 and 2011, earnest money deposit and feasibility cost write-offs totaled $275,000 and $271,000, respectively. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party purchaser then services and manages the loans. The fair value of the Company’s mortgage loans held-for-sale totaled $62.3 million and $82.4 million at June 30, 2012, and December 31, 2011, respectively. Mortgage loans held-for-sale were included in “Other” assets within the Consolidated Balance Sheets.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except units)	2012	2011	2012	2011
REVENUES
Income from origination and sale of mortgage loans, net	$7,102	$5,262	$11,726	$10,136
Title, escrow and insurance	1,737	1,483	3,001	2,728
Interest and other	337	178	783	303
TOTAL REVENUES	9,176	6,923	15,510	13,167
EXPENSES	6,232	4,859	11,921	9,894
PRETAX EARNINGS	$2,944	$2,064	$3,589	$3,273
Originations (units)	747	655	1,299	1,172
Ryland Homes origination capture rate	69.8%	78.6%	70.9%	79.5%

Three months ended June 30, 2012, compared to three months ended June 30, 2011

For the three months ended June 30, 2012, the financial services segment reported pretax earnings of $2.9 million, compared to $2.1 million for the same period in 2011. Revenues for the financial services segment increased 32.5 percent to $9.2 million for the three months ended June 30, 2012, compared to $6.9 million for the same period in the prior year. This improvement was primarily attributable to an increase in locked pipeline and origination volumes and to higher title income. For the three months ended June 30, 2012, financial services expense totaled $6.2 million, versus $4.9 million for the same period in 2011. This increase was primarily attributable to higher legal and personnel expenses and to interest related to the financial services credit facility that was entered into during December 2011. For the three months ended June 30, 2012 and 2011, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 69.8 percent and 78.6 percent, respectively.

Six months ended June 30, 2012, compared to six months ended June 30, 2011

For the six months ended June 30, 2012, the financial services segment reported pretax earnings of $3.6 million, compared to $3.3 million for the same period in 2011. Revenues for the financial services segment increased 17.8 percent to $15.5 million for the six months ended June 30, 2012, compared to $13.2 million for the same period in the prior year. This improvement was primarily attributable to an increase in locked pipeline and origination volumes and to higher title income. For the six months ended June 30, 2012, financial services expense totaled $11.9 million, versus $9.9 million for the same period in 2011. This increase was primarily attributable to higher personnel and legal expenses and to interest related to the financial services credit facility that was entered into during December 2011. For the six months ended June 30, 2012 and 2011, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 70.9 percent and 79.5 percent, respectively.

Corporate

Three months ended June 30, 2012, compared to three months ended June 30, 2011

Corporate expense totaled $7.1 million for the three months ended June 30, 2012, compared to $4.9 million for the same period in 2011. This increase was due, in part, to fluctuations in the Company’s stock price that impacted compensation expense, partially offset by lower operating expenses.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Six months ended June 30, 2012, compared to six months ended June 30, 2011

Corporate expense totaled $12.3 million for the six months ended June 30, 2012, compared to $9.9 million for the same period in 2011. This increase was due, in part, to fluctuations in the Company’s stock price that impacted compensation expense, partially offset by lower operating expenses.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the second quarter of 2012, the Company determined that a full valuation allowance was warranted. At June 30, 2012, the balance of the deferred tax valuation allowance was $268.1 million. The decrease of $4.4 million in the deferred tax valuation allowance during the quarter was primarily due to a reversal resulting from net income generated during the period, as well as to the expiration of certain deferred tax assets.

For the three months ended June 30, 2012 and 2011, the Company’s overall effective income tax expense rates were 2.9 percent and 0.0 percent, respectively, primarily due to noncash adjustments for the Company’s deferred tax valuation allowance, which offsets any tax expense or benefits generated during the quarters. For the six months ended June 30, 2012, the Company’s overall effective income tax expense rate was 14.0 percent, compared to an overall effective income tax benefit rate of 7.3 percent for the same period in 2011, primarily due to noncash adjustments to the Company’s deferred tax valuation allowance. During the second quarter of 2012, the Company recorded a minimal amount of state income tax that totaled $190,000.

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

The Company’s net income from discontinued operations totaled $223,000 for the quarter ended June 30, 2012, compared to a net loss of $912,000 for the same period in 2011. The Company’s net loss from discontinued operations totaled $1.9 million and $3.0 million for the six months ended June 30, 2012 and 2011, respectively.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; borrowings under a repurchase credit facility; and a revolving credit facility that was terminated by the Company in 2009. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new, higher margin communities to facilitate continued profitability. As a result of this strategy, the Company opened 20 new projects during the quarter; increased available capital and lowered carrying costs with the issuance of $225.0 million of 1.6 percent convertible senior notes due May 2018 to replace $167.2 million of 6.9 percent senior notes due June 2013; and ended the second quarter of 2012 with $732.9 million in cash, cash equivalents and marketable securities. The Company’s housing gross profit margin increased to 18.7 percent for the second quarter of 2012 from 15.0 percent for the same period in 2011 primarily due to a decline in land and direct construction costs; lower inventory and other valuation adjustments; higher leverage of direct overhead expense due to an increase in the number of homes delivered; and reduced sales incentives and price concessions.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consolidated inventory owned by the Company increased 12.5 percent to $856.4 million at June 30, 2012, compared to $761.2 million at December 31, 2011. The Company attempts to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At June 30, 2012, it controlled 25,449 lots, with 15,244 lots owned and 10,205 lots, or 40.1 percent, under option. Lots controlled increased 17.9 percent at June 30, 2012, from 21,579 lots controlled at December 31, 2011. The Company also controlled 325 lots and 342 lots under joint venture agreements at June 30, 2012 and December 31, 2011, respectively. (See Note 7, “Housing Inventories,” and Note 9, “Investments in Joint Ventures.”)

At June 30, 2012, the Company’s net debt-to-capital ratio, including marketable securities, increased to 40.9 percent from 36.7 percent at December 31, 2011, primarily as a result of investments in inventory. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $732.9 million and $563.2 million in cash, cash equivalents and marketable securities at June 30, 2012 and December 31, 2011, respectively.

During the six months ended June 30, 2012, the Company used $55.1 million of cash for operating activities from continuing operations, which included cash outflows related to a $98.8 million increase in inventories and $386,000 for income tax payments, offset by cash inflows of $44.1 million from other operating activities. Investing activities from continuing operations provided $35.4 million, which included cash inflows of $38.9 million related to net investments in marketable securities and $1.9 million related to a net return of investment in unconsolidated joint ventures, offset by cash outflows of $5.4 million related to property, plant and equipment. The Company provided $215.5 million by financing activities from continuing operations, which included cash inflows related to a $223.7 million net increase in senior debt and short-term borrowings, $4.5 million from the issuance of common stock and a $338,000 net increase in borrowings against its financial services credit facility, offset by cash outflows related to an increase of $10.3 million in restricted cash and payments of $2.7 million for dividends. Net cash provided by continuing operations during the six months ended June 30, 2012, was $195.8 million.

Dividends declared totaled $0.03 per share for the three months ended June 30, 2012 and 2011, and $0.06 per share for the six months ended June 30, 2012 and 2011.

For the quarter ended June 30, 2012, borrowing arrangements for the homebuilding segments included senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $1.0 billion and $820.0 million at June 30, 2012 and December 31, 2011, respectively.

During the second quarter of 2012, the Company had no debt repurchases. During the second quarter of 2011, the Company paid $28.2 million to repurchase $27.5 million of its 5.4 percent senior notes due 2015, resulting in a loss of $857,000. The loss resulting from the debt repurchase was included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

During the second quarter of 2012, the Company issued $225.0 million of 1.6 percent convertible senior notes due May 2018. The Company will pay interest on the notes on May 15 and November 15 of each year, commencing on November 15, 2012. The notes, which mature on May 15, 2018, are initially convertible into shares of the Company’s common stock at a conversion rate of 31.2 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.03 per share and represents a conversion premium of approximately 42.5 percent based on the closing price of the Company’s common stock on May 10, 2012, which was $22.48 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). The Company

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

received net proceeds of $218.8 million from this offering prior to offering expenses. In July 2012, the Company redeemed and repurchased $167.2 million of its 6.9 percent senior notes due 2013 for $177.2 million in cash. It recognized a charge of $9.1 million resulting from the redemption, which will be included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings. (See Note 19, “Subsequent Events.”) The remaining proceeds will be used for general corporate purposes.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at June 30, 2012.

The Company’s obligations to pay principal, premium, if any, and interest under its 6.9 percent senior notes due June 2013; 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; and 6.6 percent senior notes due May 2020 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional. (See Note 17, “Supplemental Guarantor Information.”)

In 2011, RMC entered into a $50.0 million repurchase credit facility with JPM. This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. This facility will expire in December 2012. In May 2012, the credit facility was increased to $60.0 million. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2012, the Company was in compliance with these covenants. Outstanding borrowings against this credit facility totaled $50.3 million and $49.9 million at June 30, 2012 and December 31, 2011, respectively.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements requiring it to maintain cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $37.9 million and $66.0 million under these agreements at June 30, 2012 and December 31, 2011, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2012 and December 31, 2011, outstanding seller-financed nonrecourse secured notes payable totaled $2.5 million and $3.8 million, respectively.

The financial services segment uses existing equity and cash generated internally to finance its operations. The Company has an early purchase program with a financial institution and a repurchase credit facility with JPM.

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

The Company did not repurchase any shares of its outstanding common stock during the second quarter of 2012. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 5.6 million

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

additional shares, based on its stock price at June 30, 2012. Outstanding shares of common stock at June 30, 2012 and December 31, 2011, totaled 44,660,496 and 44,413,594, respectively.

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

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At June 30, 2012, the Company had $54.4 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $532.3 million, of which option contracts totaling $765,000 contained specific performance provisions. At December 31, 2011, the Company had $51.9 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $407.6 million, of which option contracts totaling $1.0 million contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $47.3 million and $51.4 million of inventory not owned related to land and lot option purchase contracts at June 30, 2012 and December 31, 2011, respectively. (See Note 8, “Variable Interest Entities (‘VIE’).”)

At June 30, 2012 and December 31, 2011, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $37.9 million and $66.0 million, respectively. Additionally, at June 30, 2012, it had development or performance bonds that totaled $98.0 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $93.9 million at December 31, 2011. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 17, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three- and six-month periods ended June 30, 2012, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Outlook

During the second quarter of 2012, overall price levels appeared to stabilize, which, when combined with historically high affordability levels for new homes and a more favorable product mix, has led to increased demand and improved sales traffic through the Company’s communities. On average, sales rates, prices and margins have improved, and the Company has raised prices in selected markets. These developments, combined with reductions in absolute overhead expenditures, have allowed the Company to become profitable for both the quarter and year to date. The Company increased its number of active communities by 3.5 percent as of June 30, 2012, compared to the same period in 2011, and it expects more substantial increases in community count by year end. Sales orders for new homes rose 41.6 percent during the second quarter of 2012, compared to the same period in the prior year. At June 30, 2012, the Company’s backlog of orders for new homes totaled 2,277 units, or a projected dollar value of $614.8 million, reflecting a 61.0 percent increase in projected dollar value from $381.8 million at December 31, 2011. Although the Company believes that these trends may be signs that demand for new housing is improving, an uncertain macroeconomic environment and tight mortgage credit standards continue to negatively impact the homebuilding industry. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions and future sales rates. Although the Company’s outlook remains cautious, it believes that it is well positioned to successfully take advantage of any continued improvements in economic trends and in the demand for new homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2011. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

The Company has a committee consisting of key officers, including its chief accounting officer and general counsel, to ensure that its disclosure controls and procedures are effective at the reasonable assurance level.  These disclosure controls and procedures are designed such that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, as well as accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At December 31, 2011, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2012, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On December 23, 2011, Countrywide Home Loans, Inc. filed a lawsuit against RMC in California, which was subsequently amended, alleging breach of contract related to repurchase obligations arising out of the sale of mortgage loans associated with a loan purchase agreement between Countrywide and RMC and breach of contract related to indemnity obligations. The Company intends to vigorously defend itself against the asserted allegations and causes of actions contained within this lawsuit. (See Note 15, “Commitments and Contingencies.”)

The Company is party to various other legal proceedings generally incidental to its business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three and six months ended June 30, 2012, compared to the risk factors set forth in the Company’s 2011 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At June 30, 2012, there was $142.3 million, or 5.6 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the three months ended June 30, 2012.

Item 6.  Exhibits

4.1

Seventh Supplemental Indenture dated as of May 16, 2012 (including the form of Note and the form of Guarantee) by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, as trustee.

(Incorporated by reference from Form 8-K, filed May 16, 2012)

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

THE RYLAND GROUP, INC.
Registrant

August 7, 2012	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2012	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

4.1

Seventh Supplemental Indenture dated as of May 16, 2012 (including the form of Note and the form of Guarantee) by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, as trustee.

(Incorporated by reference from Form 8-K, filed May 16, 2012)

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