Form 10-Q
period 2012-09-30
RYLAND GROUP INC
filed 2012-11-05
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on November 2, 2012, was 45,153,269.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

	Consolidated Statements of Earnings (Unaudited)
	The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2012	2011	2012	2011
REVENUES
Homebuilding	$349,196	$241,339	$843,324	$607,692
Financial services	9,497	7,227	25,007	20,394
TOTAL REVENUES	358,693	248,566	868,331	628,086

EXPENSES
Cost of sales	281,961	199,139	685,781	517,829
Selling, general and administrative	48,281	44,388	132,176	116,193
Financial services	6,111	5,198	18,032	15,092
Interest	3,236	3,952	10,985	14,474
TOTAL EXPENSES	339,589	252,677	846,974	663,588

OTHER (LOSS) INCOME
Gain from marketable securities, net	472	680	1,437	3,290
Loss related to early retirement of debt, net	(9,146)	(477)	(9,146)	(1,334)
TOTAL OTHER (LOSS) INCOME	(8,674)	203	(7,709)	1,956
Income (loss) from continuing operations before taxes	10,430	(3,908)	13,648	(33,546)
Tax expense (benefit)	23	(18)	213	(2,416)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	10,407	(3,890)	13,435	(31,130)
Income (loss) from discontinued operations, net of taxes	238	(17,423)	(1,626)	(20,432)
NET INCOME (LOSS)	$10,645	$(21,313)	$11,809	$(51,562)
NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$0.23	$(0.09)	$0.30	$(0.70)
Discontinued operations	0.01	(0.39)	(0.04)	(0.46)
Total	0.24	(0.48)	0.26	(1.16)
Diluted
Continuing operations	0.21	(0.09)	0.30	(0.70)
Discontinued operations	0.01	(0.39)	(0.04)	(0.46)
Total	$0.22	$(0.48)	$0.26	$(1.16)
AVERAGE COMMON SHARES OUTSTANDING
Basic	44,825,943	44,408,594	44,643,139	44,339,168
Diluted	52,653,824	44,408,594	45,163,680	44,339,168
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.09	$0.09

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	SEPTEMBER 30,	DECEMBER 31,
(in thousands, except share data)	2012	2011
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$224,217	$159,113
Restricted cash	66,933	57,049
Marketable securities, available-for-sale	508,510	347,016
Total cash, cash equivalents and marketable securities	799,660	563,178
Housing inventories
Homes under construction	459,427	319,476
Land under development and improved lots	443,996	413,569
Inventory held-for-sale	6,665	11,015
Consolidated inventory not owned	43,606	51,400
Total housing inventories	953,694	795,460
Property, plant and equipment	20,621	19,920
Other	175,820	165,262
Assets of discontinued operations	5,470	35,324
TOTAL ASSETS	1,955,265	1,579,144

LIABILITIES
Accounts payable	107,351	74,327
Accrued and other liabilities	159,590	140,930
Financial services credit facility	58,457	49,933
Debt	1,130,673	823,827
Liabilities of discontinued operations	1,828	6,217
TOTAL LIABILITIES	1,457,899	1,095,234

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—44,987,573 shares at September 30, 2012
(44,413,594 shares at December 31, 2011)	44,988	44,414
Retained earnings	426,551	405,109
Accumulated other comprehensive income	244	164
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	471,783	449,687
NONCONTROLLING INTEREST	25,583	34,223
TOTAL EQUITY	497,366	483,910
TOTAL LIABILITIES AND EQUITY	$1,955,265	$1,579,144

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	NINE MONTHS ENDED
	SEPTEMBER 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$13,435	$(31,130)
Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
Depreciation and amortization	10,496	8,479
Inventory and other asset impairments and write-offs	5,962	16,185
Loss on early extinguishment of debt, net	9,146	1,334
Gain on sale of marketable securities	(497)	(1,842)
(Decrease) increase in deferred tax valuation allowance	(7,243)	19,019
Stock-based compensation expense	11,676	6,616
Changes in assets and liabilities:
Increase in inventories	(174,237)	(94,767)
Net change in other assets, payables and other liabilities	61,107	(44,214)
Other operating activities, net	(947)	(639)
Net cash used for operating activities from continuing operations	(71,102)	(120,959)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	2,077	1,826
Additions to property, plant and equipment	(9,126)	(9,162)
Purchases of marketable securities, available-for-sale	(854,310)	(1,116,971)
Proceeds from sales and maturities of marketable securities, available-for-sale	695,977	1,216,923
Other investing activities	109	29
Net cash (used for) provided by investing activities from continuing operations	(165,273)	92,645
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	475,000	-
Retirement of long-term debt	(177,219)	(45,952)
Increase in borrowings against revolving credit facilities, net	8,524	-
Decrease in short-term borrowings	(1,489)	(3,663)
Common stock dividends	(4,051)	(4,053)
Issuance of common stock under stock-based compensation	10,597	3,529
(Increase) decrease in restricted cash	(9,883)	6,299
Net cash provided by (used for) financing activities from continuing operations	301,479	(43,840)
Net increase (decrease) in cash and cash equivalents from continuing operations	65,104	(72,154)
Cash flows from operating activities—discontinued operations	(56)	584
Cash flows from investing activities—discontinued operations	88	(337)
Cash flows from financing activities—discontinued operations	-	-
Cash and cash equivalents at beginning of period[1]	159,169	226,397
CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$224,305	$154,490
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(400)	$(1,328)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$8,640	$26,837

1 Includes cash and cash equivalents of $56,000 and $39,000 associated with discontinued operations at December 31, 2011 and 2010, respectively.

2 Includes cash and cash equivalents of $88,000 and $286,000 associated with discontinued operations at September 30, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
Consolidated Statements of Other Comprehensive Income
(Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2012	$44,414	$405,109	$164	$449,687
Net income		11,809		11,809
Other comprehensive gain			80	80
Common stock dividends (per share $0.09)		(4,092)		(4,092)
Stock-based compensation	574	13,725		14,299
STOCKHOLDERS’ EQUITY BALANCE AT SEPTEMBER 30, 2012	$44,988	$426,551	$244	$471,783
NONCONTROLLING INTEREST				25,583
TOTAL EQUITY BALANCE AT SEPTEMBER 30, 2012				$497,366

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2012	2011	2012	2011
Comprehensive income (loss)	$10,178	$(22,066)	$11,889	$(52,698)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interests in land and lot option purchase contracts. (See Note 8, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. (See Note 18, “Discontinued Operations.”) Effective January 1, 2012, the Company elected to reclassify its external commissions expense from cost of sales to selling, general and administrative expense in its Consolidated Statements of Earnings in order to not only be consistent with a majority of its peers, but also to combine external and internal commissions. This will have the effect of increasing both housing gross profit and selling, general and administrative expense by the amount of external commissions, which totaled $7.5 million and $5.1 million, or 2.2 percent and 2.1 percent of housing revenues, for the three months ended September 30, 2012 and 2011, respectively. External commissions totaled $18.5 million and $12.7 million, or 2.2 percent and 2.1 percent of housing revenues, for the nine months ended September 30, 2012 and 2011, respectively. Effective July 1, 2012, the Company’s selling, general and administrative expense includes corporate expense. All prior period amounts have been reclassified to conform to the 2012 presentation. For a description of the Company’s accounting policies, see Note A, “Summary of Significant Accounting Policies,” in its 2011 Annual Report on Form 10-K.

The Consolidated Balance Sheet at September 30, 2012, the Consolidated Statements of Earnings for the three- and nine-month periods ended September 30, 2012 and 2011, the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, the Consolidated Statement of Stockholders’ Equity as of and for the nine-month period ended September 30, 2012, and the Consolidated Statements of Other Comprehensive Income for the three- and nine-month periods ended September 30, 2012 and 2011, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2012, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the operating results expected for the year ending December 31, 2012.

Note 2.  Comprehensive Income

Comprehensive income consists of net income or loss and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive income totaled $10.2 million and $11.9 million for the three- and nine-month periods ended September 30, 2012. Comprehensive loss totaled $22.1 million and $52.7 million for the three- and nine-month periods ended September 30, 2011.

Note 3.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $224.2 million and $159.1 million at September 30, 2012 and December 31, 2011, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At September 30, 2012 and December 31, 2011, the Company had restricted cash of $66.9 million and $57.0 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $66.2 million and $56.7 million at September 30, 2012 and December 31, 2011, respectively. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as “RMC”) had restricted cash of $704,000 and $391,000 at September 30, 2012 and December 31, 2011, respectively.

Note 4.  Segment Information

The Company is a leading national homebuilder and provider of mortgage-related financial services. As one of the largest single-family on-site homebuilders in the United States, it operates in 13 states across the country. The Company consists of six segments: four geographically determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment, which includes RMC, RH Insurance Company, Inc. (“RHIC”), LPS Holdings Corporation and its subsidiaries (“LPS”), and Columbia National Risk Retention Group, Inc. (“CNRRG”), provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, along with certain assets and liabilities relating to employee benefit plans.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2012	2011	2012	2011
REVENUES
Homebuilding
North	$118,757	$85,348	$266,815	$215,882
Southeast	95,527	59,837	230,548	150,675
Texas	87,998	73,423	229,871	187,951
West	46,914	22,731	116,090	53,184
Financial services	9,497	7,227	25,007	20,394
Total	$358,693	$248,566	$868,331	$628,086
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$3,956	$614	$4,130	$(9,611)
Southeast	5,904	(924)	9,292	(13,550)
Texas	7,239	3,479	15,548	5,256
West	3,728	(2,259)	2,840	(5,937)
Financial services	3,386	2,029	6,975	5,302
Corporate and unallocated	(13,783)	(6,847)	(25,137)	(15,006)
Total	$10,430	$(3,908)	$13,648	$(33,546)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 5.  Earnings Per Share Reconciliation

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2012	2011	2012	2011
NUMERATOR
Net income (loss) from continuing operations	$10,407	$(3,890)	$13,435	$(31,130)
Net income (loss) from discontinued operations	238	(17,423)	(1,626)	(20,432)
Net income (loss)	10,645	(21,313)	11,809	(51,562)
Interest on 1.6 percent convertible senior notes due 2018	729	-	-	-
Net income (loss) available to common stockholders	$11,374	$(21,313)	$11,809	$(51,562)
DENOMINATOR
Basic earnings per share—weighted-average shares	44,825,943	44,408,594	44,643,139	44,339,168
Effect of dilutive securities:
Share-based payments	804,101	-	520,541	-
1.6 percent convertible senior notes due 2018	7,023,780	-	-	-
Diluted earnings per share—adjusted
weighted-average shares and assumed conversions	52,653,824	44,408,594	45,163,680	44,339,168
NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$0.23	$(0.09)	$0.30	$(0.70)
Discontinued operations	0.01	(0.39)	(0.04)	(0.46)
Total	0.24	(0.48)	0.26	(1.16)
Diluted
Continuing operations	0.21	(0.09)	0.30	(0.70)
Discontinued operations	0.01	(0.39)	(0.04)	(0.46)
Total	$0.22	$(0.48)	$0.26	$(1.16)

For the nine-month period ended September 30, 2012, the effect of convertible debt was not included in the diluted earnings per share calculations as it would have been antidilutive. For the three- and nine-month periods ended September 30, 2011, the effects of outstanding restricted stock units and stock options were not included in the diluted earnings per share calculations as they would have been antidilutive due to the Company’s net loss for the respective periods.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At September 30, 2012 and December 31, 2011, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three-month periods ended September 30, 2012 and 2011, net realized earnings associated with the Company’s investment portfolio, which includes interest, dividends and net realized gains and losses on sales of marketable securities, totaled $472,000 and $680,000, respectively. For the nine-month periods ended September 30, 2012 and 2011, net realized earnings totaled $1.4 million and $3.3 million, respectively. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

The following table sets forth the fair values of marketable securities, available-for-sale, by type of security:

			SEPTEMBER 30, 2012
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$1,424	$1	$-	$1,425
Obligations of U.S. and local government agencies	223,167	995	(51)	224,111
Corporate debt securities issued under
U.S. government/agency-backed programs	2,205	-	(2)	2,203
Corporate debt securities	146,377	204	(88)	146,493
Asset-backed securities	28,207	129	(136)	28,200
Total debt securities	401,380	1,329	(277)	402,432
Time deposits	45,560	-	-	45,560
Short-term pooled investments	60,518	-	-	60,518
Total marketable securities, available-for-sale	$507,458	$1,329	$(277)	$508,510

			DECEMBER 31, 2011
Type of security:
U.S. Treasury securities	$1,557	$-	$(2)	$1,555
Obligations of U.S. and local government agencies	147,557	123	(860)	146,820
Corporate debt securities issued under
U.S. government/agency-backed programs	1,453	3	-	1,456
Corporate debt securities	126,088	101	(523)	125,666
Asset-backed securities	46,198	42	(496)	45,744
Total debt securities	322,853	269	(1,881)	321,241
Time deposits	25,500	-	-	25,500
Short-term pooled investments	275	-	-	275
Total marketable securities, available-for-sale	$348,628	$269	$(1,881)	$347,016

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table sets forth the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	SEPTEMBER 30, 2012	DECEMBER 31, 2011
Contractual maturity:
Maturing in one year or less	$83,900	$167,413
Maturing after one year through three years	295,905	120,952
Maturing after three years	22,627	32,876
Total debt securities	402,432	321,241
Time deposits and short-term pooled investments	106,078	25,775
Total marketable securities, available-for-sale	$508,510	$347,016

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

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At September 30, 2012 and December 31, 2011, valuation reserves related to impaired inventories totaled $234.3 million and $277.2 million, respectively. The net carrying values of the related inventories totaled $190.4 million and $195.8 million at September 30, 2012 and December 31, 2011, respectively.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized when the related inventory is delivered to homebuyers. The following table summarizes activity that relates to capitalized interest:

(in thousands)	2012	2011
Capitalized interest at January 1	$ 81,058	$ 75,094
Interest capitalized	30,865	28,092
Interest amortized to cost of sales	(27,767)	(22,058)
Capitalized interest at September 30	$ 84,156	$ 81,128

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

SEPTEMBER 30, 2012	DECEMBER 31, 2011

	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	5,428	4,033	9,461	4,981	3,405	8,386
Southeast	6,601	2,700	9,301	4,933	1,894	6,827
Texas	2,475	1,860	4,335	2,486	1,081	3,567
West	1,846	1,364	3,210	1,937	862	2,799
Total	16,350	9,957	26,307	14,337	7,242	21,579

Additionally, at September 30, 2012, the Company controlled an aggregate of 537 lots associated with discontinued operations, of which 504 lots were owned and 33 lots were under option. At December 31, 2011, the Company controlled an aggregate of 1,386 lots associated with discontinued operations, of which 1,330 lots were owned and 56 lots were under option.

Note 8.  Variable Interest Entities (“VIE”)

As required by ASC No. 810 (“ASC 810”), “Consolidation of Variable Interest Entities,” a VIE is to be consolidated by a company if that company has the power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosures about VIEs that a company is not obligated to consolidate, but in which it has a significant, though not primary, variable interest.

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

In compliance with the provisions of ASC 810, the Company consolidated $43.6 million and $51.4 million of inventory not owned related to land and lot option purchase contracts at September 30, 2012 and December 31, 2011, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $18.0 million and $17.2 million of its related cash deposits for lot option purchase contracts at September 30, 2012 and December 31, 2011, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $25.6 million and $34.2 million with respect to the consolidation of these contracts at September 30, 2012 and December 31, 2011, respectively, representing the selling entities’ ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $28.0 million and $22.3 million at September 30, 2012 and December 31, 2011, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $307.0 million and $208.5 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 9.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. It participates in a number of joint ventures in which it has less than a controlling interest. As of September 30, 2012, the Company participated in five active homebuilding joint ventures in the Austin, Chicago, Denver and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	SEPTEMBER 30, 2012			DECEMBER 31, 2011
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	150	-	150	150	-	150
Texas	-	-	-	20	-	20
West	172	-	172	172	-	172
Total	322	-	322	342	-	342

At September 30, 2012 and December 31, 2011, the Company’s investments in its unconsolidated joint ventures totaled $8.7 million and $10.0 million, respectively, and were included in “Other” assets within the Consolidated Balance Sheets. For the three months ended September 30, 2012 and 2011, the Company’s equity in earnings from

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

its unconsolidated joint ventures totaled $306,000 and $349,000, respectively. For the nine months ended September 30, 2012, the Company’s equity in earnings from its unconsolidated joint ventures totaled $979,000, compared to equity in losses of $1.3 million for the same period in 2011.

Note 10.  Debt and Credit Facilities

The following table presents the composition of the Company’s homebuilder debt and its financial services credit facility at September 30, 2012 and December 31, 2011:

	SEPTEMBER 30,	DECEMBER 31,
(in thousands)	2012	2011
Senior notes
6.9 percent senior notes due June 2013	$-	$167,182
5.4 percent senior notes due January 2015	126,481	126,481
8.4 percent senior notes due May 2017	230,000	230,000
1.6 percent convertible senior notes due May 2018	225,000	-
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	-
Total senior notes	1,131,481	823,663
Debt discount	(3,152)	(3,647)
Senior notes, net	1,128,329	820,016
Secured notes payable	2,344	3,811
Total debt	$1,130,673	$823,827
Financial services credit facility	$58,457	$49,933

At September 30, 2012, the Company had outstanding (a) $126.5 million of 5.4 percent senior notes due January 2015; (b) $230.0 million of 8.4 percent senior notes due May 2017; (c) $225.0 million of 1.6 percent convertible senior notes due May 2018; (d) $300.0 million of 6.6 percent senior notes due May 2020; and (e) $250.0 million of 5.4 percent senior notes due October 2022. Each of the senior notes pays interest semiannually and all, except for the convertible senior notes, may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

During the third quarter of 2012, the Company issued $250.0 million of 5.4 percent senior notes due October 2022. The Company will pay interest on the notes on April 1 and October 1 of each year, commencing on April 1, 2013. The Company will use the $246.6 million in net proceeds that it received from this offering for general corporate purposes, which may include the repayment or repurchase of outstanding debt or the purchase of marketable securities.

During the third quarter of 2012, the Company paid $177.2 million to redeem and repurchase $167.2 million of its 6.9 percent senior notes due June 2013, resulting in a loss of $9.1 million. During the third quarter of 2011, the Company paid $17.7 million to repurchase $17.3 million of its senior notes due 2013 and 2015, resulting in a loss of $477,000. The losses resulting from these debt repurchases were included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

During the second quarter of 2012, the Company issued $225.0 million of 1.6 percent convertible senior notes due May 2018. The Company will pay interest on the notes on May 15 and November 15 of each year, commencing on November 15, 2012. The notes, which mature on May 15, 2018, are initially convertible into shares of the Company’s common stock at a conversion rate of 31.2 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.03 per share and represents a conversion

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

premium of approximately 42.5 percent, based on the closing price of the Company’s common stock on May 10, 2012, which was $22.48 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The Company received net proceeds of $218.8 million from this offering prior to offering expenses. A portion of the proceeds was used for a debt redemption, and the remaining proceeds will be used for general corporate purposes.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $75.5 million and $66.0 million under these agreements at September 30, 2012 and December 31, 2011, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At September 30, 2012 and December 31, 2011, outstanding seller-financed nonrecourse secured notes payable totaled $2.3 million and $3.8 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at September 30, 2012.

In 2011, RMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”). This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. This facility will expire in December 2012. In September 2012, the credit facility was increased to $75.0 million. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At September 30, 2012, the Company was in compliance with these covenants. Outstanding borrowings against this credit facility totaled $58.5 million and $49.9 million at September 30, 2012 and December 31, 2011, respectively.

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

Level 1 fair values are those determined using quoted market prices in active markets for identical assets or liabilities with no valuation adjustments applied. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuations, therefore, are sensitive to the assumptions used for these items. Fair values represent the Company’s best estimates as of the balance sheet date and are based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table sets forth the values and methods used for measuring the fair values of financial instruments on a recurring basis:

	FAIR VALUE
(in thousands)	HIERARCHY	SEPTEMBER 30, 2012	DECEMBER 31, 2011
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$1,425	$1,555
Obligations of U.S. and local government agencies	Levels 1 and 2	224,111	146,820
Corporate debt securities issued under
U.S. government/agency-backed programs	Level 2	2,203	1,456
Corporate debt securities	Level 2	146,493	125,666
Asset-backed securities	Level 2	28,200	45,744
Time deposits	Level 2	45,560	25,500
Short-term pooled investments	Levels 1 and 2	60,518	275
Mortgage loans held-for-sale	Level 2	72,557	82,351
Mortgage interest rate lock commitments	Level 3	6,349	3,359
Forward-delivery contracts	Level 2	(2,830)	(1,235)

Marketable Securities, Available-for-sale

At September 30, 2012 and December 31, 2011, the Company had $508.5 million and $347.0 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. (See Note 6, “Marketable Securities, Available-for-sale.”)

Other Financial Instruments

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). Interest rate lock commitments (“IRLCs”) are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 3). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. At September 30, 2012, contractual principal amounts of mortgage loans held-for-sale totaled $69.0 million, compared to $79.7 million at December 31, 2011. The fair values of mortgage loans held-for-sale and IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans totaled $7.2 million and $4.2 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $17.0 million and $10.7 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Increases in the fair value of the locked loan pipeline totaled $925,000 and $2.0 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $3.0 million and $3.8 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Offsetting these items, losses from forward-delivery contracts used to hedge IRLCs totaled $3.9 million and $4.3 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $7.8 million and $6.5 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Net gains and losses related to forward-delivery contracts and IRLCs were included in “Financial services” revenues within the Consolidated Statements of Earnings.

At September 30, 2012 and December 31, 2011, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $3.6 million and $2.7 million, respectively, and was included in “Financial services” revenues within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At September 30, 2012, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $537,000 and an aggregate unpaid principal balance of $618,000. At December 31, 2011, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $542,000 and an aggregate unpaid principal balance of $623,000.

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

The following table represents a reconciliation of changes in the fair values of Level 3 items (IRLCs) included in “Financial services” revenues within the Consolidated Statements of Earnings:

(in thousands)	2012	2011
Fair value at January 1	$3,359	$1,496
Additions	20,164	14,098
Gain realized on conversion to loans	(16,977)	(10,696)
Change in valuation of items held	(197)	350
Fair value at September 30	$6,349	$5,248

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

The following table summarizes the fair values of the Company’s nonfinancial assets that represent the fair values for communities and other homebuilding assets for which it recognized noncash impairment charges during the reporting periods:

	FAIR VALUE
(in thousands)	HIERARCHY	SEPTEMBER 30, 2012	DECEMBER 31, 2011
Housing inventory and inventory held-for-sale [1]	Level 3	$4,299	$9,121
Other assets held-for-sale and investments in joint ventures [2]	Level 3	1,469	2,366
Total		$5,768	$11,487

[1]

In accordance with ASC No. 330, (“ASC 330”), “Inventory,” the fair values of housing inventory and inventory held-for-sale that were impaired during 2012 totaled $4.3 million at September 30, 2012. The impairment charges related to these assets totaled $1.9 million for the nine months ended September 30, 2012. At December 31, 2011, the fair values of housing inventory and inventory held-for-sale that were impaired during 2011 totaled $9.1 million. The impairment charges related to these assets totaled $9.5 million for the year ended December 31, 2011.

[2]

In accordance with ASC 330, the fair values of other assets held-for-sale that were impaired during 2012 totaled $169,000 at September 30, 2012. The impairment charges related to these assets totaled $33,000 for the nine months ended September 30, 2012. At December 31, 2011, the fair values of other assets held-for-sale that were impaired during 2011 totaled $973,000 at December 31, 2011. The impairment charges related to these assets totaled $35,000 for the year ended December 31, 2011. In accordance with ASC 330, the fair values of investments in joint ventures that were impaired during 2012 totaled $1.3 million at September 30, 2012. The impairment charges related to these assets totaled $30,000 for the nine months ended September 30, 2012. At December 31, 2011, the fair values of investments in joint ventures that were impaired during 2011 totaled $1.4 million. The impairment charges related to these assets totaled $2.0 million for the year ended December 31, 2011.

Note 12.  Postretirement Benefits

The Company has a supplemental nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with this plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

to implement and carry out its provisions and to finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At September 30, 2012, the cash surrender value of the assets held in the trust was $13.0 million, compared to $11.1 million at December 31, 2011, and was included in “Other” assets within the Consolidated Balance Sheets. The net periodic benefit income of this plan for the three months ended September 30, 2012, totaled $969,000, which included a death benefit of $863,000 and an investment gain of $437,000 on the cash surrender value of the insurance contracts, offset by interest costs of $301,000 and by service costs of $30,000. The net periodic benefit cost for the three months ended September 30, 2011, totaled $1.6 million, which included an investment loss of $1.4 million on the cash surrender value of the insurance contracts, interest costs of $183,000 and service costs of $28,000. The net periodic benefit income of this plan for the nine months ended September 30, 2012, totaled $815,000, which included an investment gain of $945,000 on the cash surrender value of the insurance contracts and a death benefit of $863,000, offset by interest costs of $903,000 and by service costs of $90,000. The net periodic benefit cost for the nine months ended September 30, 2011, totaled $2.0 million, which included an investment loss of $1.1 million on the cash surrender value of the insurance contracts, interest costs of $549,000 and service costs of $318,000. The $12.3 million and $11.3 million projected benefit obligations at September 30, 2012 and December 31, 2011, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 6.6 percent and 7.0 percent for the nine-month periods ended September 30, 2012 and 2011, respectively.

Note 13.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. In light of the unavailability of net operating loss carrybacks and the Company’s assessment of the factors listed above, it was determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company maintains a full valuation allowance against its net deferred tax assets. The balance of the deferred tax valuation allowance totaled $263.2 million and $270.5 million at September 30, 2012 and December 31, 2011, respectively. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it will experience a reduction in its effective tax rate in the periods in which the valuation allowance is reversed. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. Federal net operating loss carryforwards, if not utilized, will begin to expire in 2030. Tax credit carryforwards can be carried forward five years, with expiration dates beginning in 2013.

During the third quarter of 2012, the Company’s $4.9 million decrease in its deferred tax valuation allowance balance was primarily due to a reversal resulting from net income generated during the period.

For the three months ended September 30, 2012, the Company’s overall effective income tax expense rate was 0.2 percent, compared to an overall effective income tax benefit rate of 0.1 percent for the same period in 2011, primarily due to noncash adjustments to the Company’s deferred tax valuation allowance, which offsets tax expense or benefits generated during the quarters. For the nine months ended September 30, 2012, the Company’s overall effective income tax expense rate was 1.8 percent, compared to an overall effective income tax benefit rate of 4.5 percent for the same period in 2011, primarily due to noncash adjustments to the Company’s deferred tax

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

valuation allowance. During the third quarter of 2012, the Company recorded a minimal amount of state income tax that totaled $95,000.

For the third quarter ended September 30, 2012, the Company reversed $39,000 of state unrecognized tax benefits and accrued interest due to the expiration of time to assess tax. As of September 30, 2012, tax years 2004, 2005 and 2009 through 2011 remain subject to examination.

At September 30, 2012, the Company’s liability for gross unrecognized tax benefits was $100,000, which reflected a $29,000 decrease from the balance of $129,000 at December 31, 2011. The Company had $12,000 and $19,000 in accrued interest and penalties at September 30, 2012 and December 31, 2011, respectively.

Note 14.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. At September 30, 2012 and December 31, 2011, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,071,288 and 3,346,508, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 158,000 and 176,000 stock awards available for future grant in accordance with the Director Plan at September 30, 2012 and December 31, 2011, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $4.5 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense totaled $11.7 million and $6.6 million for the nine months ended September 30, 2012 and 2011, respectively. Stock-based compensation expenses have been allocated to the Company’s business units and included in “Corporate,” “Financial services” and “Selling, general and administrative” expenses within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s equity incentive plans as of September 30, 2012 and 2011, and changes for the nine-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2011	3,722,656	$33.29	2.8
Granted	781,000	16.52
Exercised	(44,398)	11.97
Forfeited	(362,420)	51.77
Options outstanding at September 30, 2011	4,096,838	$28.68	2.6	$-
Available for future grant	3,273,544
Total shares reserved at September 30, 2011	7,370,382
Options exercisable at September 30, 2011	2,686,878	$33.81	1.9	$-
Options outstanding at January 1, 2012	3,948,874	$28.91	2.4
Granted	756,000	18.55
Exercised	(380,813)	18.30
Forfeited	(699,498)	35.33
Options outstanding at September 30, 2012	3,624,563	$26.62	3.0	$28,297
Available for future grant	3,071,288
Total shares reserved at September 30, 2012	6,695,851
Options exercisable at September 30, 2012	2,172,926	$32.01	1.8	$11,667

Stock-based compensation expense related to employee stock options totaled $1.4 million and $903,000 for the three-month periods ended September 30, 2012 and 2011, respectively. Stock-based compensation expense related to employee stock options totaled $3.7 million and $3.0 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

During the three-month period ended September 30, 2012, the total intrinsic value of stock options exercised was $2.4 million. There was no stock option exercise activity during the three-month period ended September 30, 2011. During the nine-month periods ended September 30, 2012 and 2011, the total intrinsic values of stock options exercised were $2.7 million and $284,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards to senior executives totaled $2.9 million and $561,000 for the three-month periods ended September 30, 2012 and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, compensation expense associated with restricted stock unit awards to senior executives totaled $7.7 million and $3.3 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes activity that relates to the Company’s restricted stock unit awards:

	2012	2011
Restricted stock units at January 1	657,825	727,317
Shares awarded	400,568	305,000
Shares vested	(350,349)	(304,492)
Shares forfeited	(6,667)	(60,000)
Restricted stock units at September 30	701,377	667,825

At September 30, 2012, the outstanding restricted stock units are expected to vest as follows: 2013—344,189; 2014—235,188; and 2015—122,000.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $108,000 and $102,000 for the three-month periods ended September 30, 2012 and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, stock-based compensation expense related to Director Plan stock awards totaled $296,000 and $313,000, respectively.

Note 15.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At September 30, 2012 and December 31, 2011, it had cash deposits and letters of credit outstanding that totaled $59.9 million and $51.9 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $571.0 million and $407.6 million, respectively. At September 30, 2012 and December 31, 2011, the Company had $765,000 and $1.0 million, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $162.3 million and $114.6 million at September 30, 2012 and December 31, 2011, respectively. Hedging instruments, including forward-delivery contracts, are utilized to hedge the risks associated with interest rate fluctuations on IRLCs.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At September 30, 2012, development bonds totaled $102.1 million, while performance-related cash deposits and letters of credit totaled $49.7 million. At December 31, 2011, development bonds totaled $93.9 million, while performance-related cash deposits and letters of credit totaled $37.2 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

representations and warranties in particular sale agreements. There is industry debate regarding the extent to which such claims are justified. The significant majority of these claims relate to loans originated in 2005, 2006 and 2007, when underwriting standards were less stringent.

The following table presents the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	NINE MONTHS
	ENDED
	SEPTEMBER 30,	TWELVE MONTHS ENDED DECEMBER 31,				AVERAGE
	2012	2011	2010	2009	2008	2005-2007
Prime	46.8%	42.2%	34.9%	32.9%	51.8%	67.7%
Government (FHA/VA)	53.2	57.8	65.1	67.1	48.2	13.8
Alt A	-	-	-	-	-	16.5
Subprime	-	-	-	-	-	2.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	729	726	723	717	711	713
Average combined loan-to-value ratio	90.3%	90.3%	90.8%	91.4%	90.1%	88.4%

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

The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company has accrued $10.1 million for these types of claims as of September 30, 2012, but it may have additional exposure. (See “Part I, Item 3, Legal Proceedings.”)

The following table represents changes in the Company’s mortgage loan loss and related legal reserves during the nine-month periods presented:

(in thousands)	2012	2011
Balance at January 1	$10,141	$8,934
Provision for losses	300	(3)
Settlements made	(345)	(161)
Balance at September 30	$10,096	$8,770

Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss and related legal reserves were included in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company provides product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. It estimates and records warranty liabilities based

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

upon historical experience and known risks at the time a home closes as a component of cost of sales, as well as upon identification and quantification of the obligations in cases of unexpected claims. Actual future warranty costs could differ from current estimates.

The following table summarizes changes in the Company’s product liability reserves during the nine-month periods presented:

(in thousands)	2012	2011
Balance at January 1	$20,648	$20,112
Warranties issued	2,389	2,255
Changes in liability for accruals related to pre-existing warranties	1,669	1,122
Settlements made	(6,393)	(4,231)
Balance at September 30	$18,313	$19,258

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At September 30, 2012 and December 31, 2011, RHIC had $16.7 million and $18.2 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

The following table displays changes in RHIC’s insurance reserves during the nine-month periods presented:

(in thousands)	2012	2011
Balance at January 1	$18,209	$21,141
Insurance expense provisions or adjustments	-	-
Loss expenses paid	(1,510)	(1,429)
Balance at September 30	$16,699	$19,712

Expense provisions or adjustments to RHIC’s insurance reserves were included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its business. Litigation reserves have been established based on discussions with counsel and the Company’s analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and to cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Due to the high degree of judgment required in determining these estimated reserve amounts and to the inherent variability in predicting future settlements and judicial decisions, actual future litigation costs could differ from the Company’s current estimates. The Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. At September 30, 2012 and December 31, 2011, the Company had legal reserves of $16.3 million and $16.5 million, respectively. (See “Part II, Item 1, Legal Proceedings.”)

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

Note 17.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; 6.6 percent senior notes due May 2020; and 5.4 percent senior notes due October 2022 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2012
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$194,984	$154,212	$9,497	$-	$358,693
EXPENSES	188,576	144,902	6,111	-	339,589
OTHER LOSS	(8,674)	-	-	-	(8,674)
(Loss) income from continuing operations before taxes	(2,266)	9,310	3,386	-	10,430
Tax (benefit) expense	(100)	226	(103)	-	23
Equity in net earnings of subsidiaries	12,573	-	-	(12,573)	-
Net income from continuing operations	10,407	9,084	3,489	(12,573)	10,407
Income from discontinued operations, net of taxes	238	186	-	(186)	238
NET INCOME	$10,645	$9,270	$3,489	$(12,759)	$10,645

(in thousands)	NINE MONTHS ENDED SEPTEMBER 30, 2012
REVENUES	$462,195	$381,129	$25,007	$-	$868,331
EXPENSES	455,268	373,674	18,032	-	846,974
OTHER LOSS	(7,709)	-	-	-	(7,709)
(Loss) income from continuing operations before taxes	(782)	7,455	6,975	-	13,648
Tax (benefit) expense	(12)	116	109	-	213
Equity in net earnings of subsidiaries	14,205	-	-	(14,205)	-
Net income from continuing operations	13,435	7,339	6,866	(14,205)	13,435
Loss from discontinued operations, net of taxes	(1,626)	(655)	-	655	(1,626)
NET INCOME	$11,809	$6,684	$6,866	$(13,550)	$11,809

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2011
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$127,377	$113,962	$7,227	$-	$248,566
EXPENSES	130,813	116,666	5,198	-	252,677
OTHER INCOME	203	-	-	-	203
(Loss) income from continuing operations before taxes	(3,233)	(2,704)	2,029	-	(3,908)
Tax (benefit) expense	(115)	(45)	142	-	(18)
Equity in net loss of subsidiaries	(4,032)	-	-	4,032	-
Net (loss) income from continuing operations	(7,150)	(2,659)	1,887	4,032	(3,890)
Loss from discontinued operations, net of taxes	(14,163)	(3,260)	-	-	(17,423)
NET (LOSS) INCOME	$(21,313)	$(5,919)	$1,887	$4,032	$(21,313)

(in thousands)	NINE MONTHS ENDED SEPTEMBER 30, 2011
REVENUES	$322,686	$285,006	$20,394	$-	$628,086
EXPENSES	355,004	293,492	15,092	-	663,588
OTHER INCOME	1,956	-	-	-	1,956
(Loss) income from continuing operations before taxes	(30,362)	(8,486)	5,302	-	(33,546)
Tax (benefit) expense	(2,187)	(611)	382	-	(2,416)
Equity in net loss of subsidiaries	(8,141)	-	-	8,141	-
Net (loss) income from continuing operations	(36,316)	(7,875)	4,920	8,141	(31,130)
Loss from discontinued operations, net of taxes	(15,246)	(5,186)	-	-	(20,432)
NET (LOSS) INCOME	$(51,562)	$(13,061)	$4,920	$8,141	$(51,562)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

					SEPTEMBER 30, 2012
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$26,458	$183,999	$13,760	$-	$224,217
Marketable securities and restricted cash	547,376	-	28,067	-	575,443
Consolidated inventory owned	598,166	311,922	-	-	910,088
Consolidated inventory not owned	18,023	-	25,583	-	43,606
Total housing inventories	616,189	311,922	25,583	-	953,694
Investment in subsidiaries/ intercompany receivables	503,428	-	-	(503,428)	-
Other assets	77,470	32,644	86,327	-	196,441
Assets of discontinued operations	1,857	3,613	-	-	5,470
TOTAL ASSETS	1,772,778	532,178	153,737	(503,428)	1,955,265

LIABILITIES
Accounts payable and other accrued liabilities	169,743	62,518	34,680	-	266,941
Financial services credit facility	-	-	58,457	-	58,457
Debt	1,130,673	-	-	-	1,130,673
Intercompany payables	-	261,086	5,626	(266,712)	-
Liabilities of discontinued operations	579	1,249	-	-	1,828
TOTAL LIABILITIES	1,300,995	324,853	98,763	(266,712)	1,457,899
EQUITY
STOCKHOLDERS’ EQUITY	471,783	207,325	29,391	(236,716)	471,783
NONCONTROLLING INTEREST	-	-	25,583	-	25,583
TOTAL LIABILITIES AND EQUITY	$1,772,778	$532,178	$153,737	$(503,428)	$1,955,265

(in thousands)				DECEMBER 31, 2011
ASSETS
Cash and cash equivalents	$25,403	$117,072	$16,638	$-	$159,113
Marketable securities and restricted cash	370,975	-	33,090	-	404,065
Consolidated inventory owned	470,269	273,791	-	-	744,060
Consolidated inventory not owned	17,177	-	34,223	-	51,400
Total housing inventories	487,446	273,791	34,223	-	795,460

Investment in subsidiaries/ intercompany receivables	456,953	-	-	(456,953)	-
Other assets	56,758	34,045	94,379	-	185,182
Assets of discontinued operations	8,853	26,471	-	-	35,324
TOTAL ASSETS	1,406,388	451,379	178,330	(456,953)	1,579,144

LIABILITIES
Accounts payable and other accrued liabilities	131,879	48,750	34,628	-	215,257
Financial services credit facility	-	-	49,933	-	49,933
Debt	822,639	1,188	-	-	823,827
Intercompany payables	-	196,767	29,754	(226,521)	-
Liabilities of discontinued operations	2,183	4,034	-	-	6,217
TOTAL LIABILITIES	956,701	250,739	114,315	(226,521)	1,095,234
EQUITY
STOCKHOLDERS’ EQUITY	449,687	200,640	29,792	(230,432)	449,687
NONCONTROLLING INTEREST	-	-	34,223	-	34,223
TOTAL LIABILITIES AND EQUITY	$1,406,388	$451,379	$178,330	$(456,953)	$1,579,144

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

			NINE MONTHS ENDED SEPTEMBER 30, 2012
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$13,435	$7,339	$6,866	$(14,205)	$13,435
Adjustments to reconcile net income from continuing operations to net cash (used for) provided by operating activities	23,222	5,998	320	-	29,540
Changes in assets and liabilities	(119,920)	(7,872)	457	14,205	(113,130)
Other operating activities, net	(947)	-	-	-	(947)
Net cash (used for) provided by operating activities from continuing operations	(84,210)	5,465	7,643	-	(71,102)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	475	1,602	-	-	2,077
Additions to property, plant and equipment	(5,831)	(3,272)	(23)	-	(9,126)
Purchases of marketable securities, available-for-sale	(851,003)	-	(3,307)	-	(854,310)
Proceeds from sales and maturities of marketable securities, available-for-sale	692,388	-	3,589	-	695,977
Other investing activities, net	-	-	109	-	109
Net cash (used for) provided by investing activities from continuing operations	(163,971)	(1,670)	368	-	(165,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	297,502	(1,188)	(22)	-	296,292
Increase in borrowings against revolving credit facilities, net	-	-	8,524	-	8,524
Common stock dividends and stock-based compensation	6,546	-	-	-	6,546
(Increase) decrease in restricted cash	(14,620)	-	4,737	-	(9,883)
Intercompany balances	(40,192)	64,320	(24,128)	-	-
Net cash provided by (used for) financing activities from continuing operations	249,236	63,132	(10,889)	-	301,479
Net increase (decrease) in cash and cash equivalents from continuing operations	1,055	66,927	(2,878)	-	65,104
Cash flows from operating activities–discontinued operations	(41)	(15)	-	-	(56)
Cash flows from investing activities–discontinued operations	14	74	-	-	88
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	25,430	117,101	16,638	-	159,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,458	$184,087	$13,760	$-	$224,305

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2011
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(36,316)	$(7,875)	$4,920	$8,141	$(31,130)
Adjustments to reconcile net (loss) income from continuing operations to net cash used for operating activities	43,885	5,474	432	-	49,791
Changes in assets and liabilities	(32,992)	(66,314)	(31,534)	(8,141)	(138,981)
Other operating activities, net	(271)	(368)	-	-	(639)
Net cash used for operating activities from continuing operations	(25,694)	(69,083)	(26,182)	-	(120,959)
CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(506)	2,332	-	-	1,826
Additions to property, plant and equipment	(5,771)	(3,218)	(173)	-	(9,162)
Purchases of marketable securities, available-for-sale	(1,112,841)	-	(4,130)	-	(1,116,971)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,213,113	-	3,810	-	1,216,923
Other investing activities, net	-	-	29	-	29
Net cash provided by (used for) investing activities from continuing operations	93,995	(886)	(464)	-	92,645
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(48,174)	(1,441)	-	-	(49,615)
Common stock dividends and stock-based compensation	(524)	-	-	-	(524)
Decrease (increase) in restricted cash	7,316	-	(1,017)	-	6,299
Intercompany balances	(53,630)	34,360	19,270	-	-
Net cash (used for) provided by financing activities from continuing operations	(95,012)	32,919	18,253	-	(43,840)
Net decrease in cash and cash equivalents from continuing operations	(26,711)	(37,050)	(8,393)	-	(72,154)
Cash flows from operating activities—discontinued operations	256	328	-	-	584
Cash flows from investing activities—discontinued operations	(229)	(108)	-	-	(337)
Cash flows from financing activities—discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	26,711	177,191	22,495	-	226,397
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27	$140,361	$14,102	$-	$154,490

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED SEPTEMBER 30, 2012
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
COMPREHENSIVE INCOME	$10,178	$9,270	$3,489	$(12,759)	$10,178

	THREE MONTHS ENDED SEPTEMBER 30, 2011
COMPREHENSIVE (LOSS) INCOME	$(22,066)	$(5,919)	$1,887	$4,032	$(22,066)

	NINE MONTHS ENDED SEPTEMBER 30, 2012
COMPREHENSIVE INCOME	$11,889	$6,684	$6,866	$(13,550)	$11,889

	NINE MONTHS ENDED SEPTEMBER 30, 2011
COMPREHENSIVE (LOSS) INCOME	$(52,698)	$(13,061)	$4,920	$8,141	$(52,698)

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

BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
(in thousands)	2012	2011
Assets
Cash and cash equivalents	$88	$56
Housing inventories	3,628	30,670
Other assets	1,754	4,598
Total assets of discontinued operations	5,470	35,324
Liabilities
Accounts payable and accrued liabilities	1,828	6,217
Total liabilities of discontinued operations	$1,828	$6,217

The Company’s net income from discontinued operations totaled $238,000 for the three-month period ended September 30, 2012, compared to a net loss from discontinued operations that totaled $17.4 million for the same period in 2011. For the nine-month periods ended September 30, 2012 and 2011, net loss from discontinued operations totaled $1.6 million and $20.4 million, respectively.

Note 19.  Subsequent Events

No events have occurred subsequent to September 30, 2012, that have required recognition or disclosure in the Company’s financial statements.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the quarter ended September 30, 2012. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

During 2012, attractive housing affordability levels, historically low interest rates and higher rental rates have led to changes in buyer perceptions. These factors, combined with moderate declines in the number of distressed properties and national housing inventory, have led to an increase in demand in most of the Company’s markets. On average, the continued increases in sales rates and prices; decreases in required sales incentives and cancellation rates; and improvement in average sales traffic through the Company’s communities have allowed the Company to begin raising prices in selected markets. It reported a 55.8 percent increase in sales volume, a 37.4 percent rise in closing volume and a 58.3 percent improvement in backlog for the third quarter of 2012, compared to the same period in 2011. These trends seem to indicate that demand for new housing is improving, while an uncertain macroeconomic environment, high unemployment and tight mortgage credit standards continue to negatively impact the homebuilding industry by keeping sales absorptions per community depressed, compared to traditional levels. The Company believes that more meaningful advances in revenue growth and financial performance will primarily come from higher demand in the form of a return to more traditional absorption rates.

The Company also believes its strategic goals of increasing its profitability, strengthening its balance sheet and cautiously expanding will position it to take full advantage of any housing recovery. In addition to a 44.3 percent increase in revenues, housing gross profit margin rose both sequentially and as compared to the prior year; the selling, general and administrative expense ratio continued to decline; and mortgage operations profitability increased. The Company was profitable for both the quarter and the year to date, and achieved its highest operating margins since 2006. Strategic land acquisitions in its Charlotte and Raleigh markets during the third quarter of 2012 and ongoing land acquisition activities should enhance the Company’s ability to establish significant market share and create a platform for future growth. The Company issued $250.0 million of 5.4 percent senior notes due October 2022 and redeemed $167.2 million of its 6.9 percent senior notes due June 2013 during the quarter to provide additional low-cost capital.

The Company’s net income from continuing operations totaled $10.4 million, or $0.21 per diluted share, for the three months ended September 30, 2012, compared to a net loss from continuing operations of $3.9 million, or $0.09 per diluted share, for the same period in 2011. This increase for the third quarter of 2012, compared to the same period in 2011, was primarily due to a rise in closing volume; higher housing gross profit margin; a reduced selling, general and administrative expense ratio; and a decline in interest expense, partially offset by higher valuation adjustments and write-offs. Pretax charges related to valuation adjustments and write-offs totaled $3.5 million and $1.3 million for the quarters ended September 30, 2012 and 2011, respectively. The Company continued to raise gross margins through ongoing investments in new, more profitable communities; selectively increasing prices; completing less profitable communities; and lowering expense ratios.

The Company reported a rise in closing volume for the quarter ended September 30, 2012, compared to the same period in 2011, primarily due to increases in sales rates and active communities. The Company’s consolidated

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

revenues increased 44.3 percent to $358.7 million for the three months ended September 30, 2012, from $248.6 million for the same period in 2011. This increase was primarily attributable to a 37.4 percent rise in closings and to a 4.8 percent increase in average closing price. The increase in average closing price was due to a slightly more stable price environment, as well as to a change in the product and geographic mix of homes delivered during the third quarter of 2012, versus the same period in 2011. Revenues for the homebuilding and financial services segments were $349.2 million and $9.5 million, respectively, for the third quarter of 2012, compared to $241.3 million and $7.2 million, respectively, for the third quarter of 2011.

New orders rose 55.8 percent to 1,500 units for the third quarter of 2012 from 963 units for the same period in 2011 primarily due to increases in sales rates and active communities. New order dollars increased 61.3 percent for the quarter ended September 30, 2012, compared to the same period in the prior year. The Company’s average monthly sales absorption rate was 2.3 homes per community for the third quarter of 2012, versus 1.6 homes per community for the third quarter of 2011. In order to prepare for a slow recovery and to attain volume levels commensurate with profitability, the Company has increased community count since the third quarter of 2010. The number of active communities rose 11.4 percent to 235 active communities at September 30, 2012, from 211 active communities at September 30, 2011. Backlog increased 58.3 percent to 2,465 units at September 30, 2012, compared to 1,557 units at September 30, 2011.

Selling, general and administrative expense, including corporate expense, totaled 13.8 percent of homebuilding revenues for the third quarter of 2012, compared to 18.4 percent for the third quarter of 2011. This decrease was primarily attributable to higher leverage resulting from increased revenues, cost-saving initiatives and a rise in the market value of retirement plan investments, partially offset by higher compensation expense primarily due to the impact of fluctuations in the Company’s stock price. Selling, general and administrative expense, including corporate expense, totaled 15.7 percent of homebuilding revenues for the first nine months of 2012, compared to 19.1 percent for the first nine months of 2011. This decrease was primarily attributable to higher leverage resulting from increased revenues, cost-saving initiatives and a rise in the market value of retirement plan investments, partially offset by higher compensation expense primarily due to the impact of fluctuations in the Company’s stock price.

The Company’s deferred tax valuation allowance of $263.2 million at September 30, 2012, is largely the result of inventory impairments taken. Should the Company generate significant taxable income in future periods, it expects that it will reverse its valuation allowance.

The Company ended the quarter with $799.7 million in cash, cash equivalents and marketable securities. Investments in new communities increased consolidated inventory owned by $166.9 million, or 21.9 percent, at September 30, 2012, compared to December 31, 2011. The Company’s earliest senior debt maturity is in 2015. Its net debt-to-capital ratio, including marketable securities, was 41.2 percent at September 30, 2012, compared to 36.7 percent at December 31, 2011. Stockholders’ equity per share rose 3.7 percent to $10.49 at September 30, 2012, compared to $10.12 at December 31, 2011.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Homebuilding Overview

The Company’s combined homebuilding operations reported pretax earnings from continuing operations of $20.8 million and $910,000 for the quarters ended September 30, 2012 and 2011, respectively.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
		SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except units)	2012	2011	2012	2011
REVENUES
Housing	$346,965	$240,408	$839,434	$605,382
Land and other	2,231	931	3,890	2,310
TOTAL REVENUES	349,196	241,339	843,324	607,692

EXPENSES
Cost of sales
Housing
Cost of sales	277,428	197,642	678,307	500,407
Valuation adjustments and write-offs	3,237	291	5,148	7,427
Total housing cost of sales	280,665	197,933	683,455	507,834
Land and other
Cost of sales	1,296	589	2,326	2,112
Valuation adjustments and write-offs	-	617	-	7,883
Total land and other cost of sales	1,296	1,206	2,326	9,995
Total cost of sales	281,961	199,139	685,781	517,829
Selling, general and administrative	43,172	37,338	114,748	99,231
Interest	3,236	3,952	10,985	14,474
TOTAL EXPENSES	328,369	240,429	811,514	631,534

PRETAX EARNINGS (LOSS)	$20,827	$910	$31,810	$(23,842)
Closings (units)	1,312	955	3,242	2,427
Housing gross profit margin	19.1%	17.7%	18.6%	16.1%
Selling, general and administrative ratio	12.4%	15.5%	13.6%	16.3%

The Company’s homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at September 30, 2012:

North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Myrtle Beach, Orlando, Raleigh and Tampa
Texas	Austin, Houston and San Antonio
West	Denver, Las Vegas and Southern California

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; inventory held-for-sale; and cash deposits related to consolidated inventory not owned, rose 21.9 percent to $928.1 million at September 30, 2012, from $761.2 million at December 31, 2011. Homes under construction increased 43.8 percent to $459.4 million at September 30, 2012, from $319.5 million at December 31, 2011, as a result of higher backlog. Land under development and improved lots increased 7.4 percent to $444.0 million at September 30, 2012, compared to $413.6 million at December 31, 2011. The Company had 294 model homes with inventory values totaling $66.0 million at September 30, 2012, compared to 281 model homes with inventory values totaling $59.9 million at December 31, 2011. In addition, it had 673 started and unsold homes with inventory values totaling $104.5 million at September 30, 2012, compared to 555 started and unsold homes with inventory values totaling $99.2 million at December 31, 2011. Inventory held-for-sale declined 39.5 percent to $6.7 million at September 30, 2012, compared to $11.0 million at December 31, 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Investments in the Company’s unconsolidated joint ventures decreased to $8.7 million at September 30, 2012, from $10.0 million at December 31, 2011, primarily due to net distributions from its joint ventures.

The following table provides certain information with respect to the Company’s number of residential communities and lots controlled at September 30, 2012:

					COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS
	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	64	38	9	1	112	9,611
Southeast	87	18	11	14	130	9,301
Texas	60	18	1	3	82	4,335
West	24	12	3	2	41	3,382
Total	235	86	24	20	365	26,629

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At September 30, 2012, of the 20 communities that were held-for-sale, 11 communities had fewer than 20 lots remaining.

Low interest rates and home prices have led to more favorable affordability levels and an appearance of stabilization in certain housing submarkets. The Company is primarily focused on reloading inventory and sustaining profitability in anticipation of further improvement in economic conditions, all while balancing those two objectives with cash preservation. Increasing community count is among the Company’s greatest challenges and highest priorities. The Company secured 2,776 owned or optioned lots, opened 48 communities and closed 22 communities during the quarter ended September 30, 2012. The number of lots controlled was 26,307 lots at September 30, 2012, compared to 21,579 lots at December 31, 2011. Optioned lots, as a percentage of total lots controlled, were 37.8 percent and 33.6 percent at September 30, 2012 and December 31, 2011, respectively. In addition, the Company controlled 322 lots and 342 lots under joint venture agreements at September 30, 2012 and December 31, 2011, respectively.

Three months ended September 30, 2012, compared to three months ended September 30, 2011

The homebuilding segments reported pretax earnings of $20.8 million for the third quarter of 2012, compared to pretax earnings of $910,000 for the same period in 2011. This improvement in homebuilding results was primarily due to a rise in closing volume; higher housing gross profit margin; a reduced selling, general and administrative expense ratio; and a decline in interest expense, partially offset by higher valuation adjustments and write-offs.

Homebuilding revenues increased 44.7 percent to $349.2 million for the third quarter of 2012 from $241.3 million for the same period in 2011 primarily due to a 37.4 percent rise in closings and to a 4.8 percent increase in average closing price. Homebuilding revenues for the third quarter of 2012 included $2.2 million from land sales, which resulted in pretax earnings of $935,000, compared to homebuilding revenues for the third quarter of 2011 that included $931,000 from land sales, which resulted in pretax earnings of $342,000. Gross profit margin from land sales was 41.9 percent for the three months ended September 30, 2012, compared to 36.7 percent for the same period in 2011. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios. Although the Company generally purchases land and lots with the intent to build homes on those lots and sell them, it will occasionally sell a portion of its land to other homebuilders or third parties.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Housing gross profit margin for the third quarter of 2012 was 19.1 percent, compared to 17.7 percent for the same period in 2011. This improvement in housing gross profit margin was primarily attributable to a decline in direct construction costs; higher leverage of direct overhead expense due to an increase in the number of homes delivered; and reduced sales incentives and price concessions, partially offset by higher valuation adjustments and write-offs. Valuation adjustments and write-offs affecting housing gross profit margin increased to $3.2 million for the three months ended September 30, 2012, from $291,000 for the same period in 2011.

The homebuilding segments’ selling, general and administrative expense ratio totaled 12.4 percent of homebuilding revenues for the third quarter of 2012, compared to 15.5 percent for the same period in 2011. This decrease was primarily attributable to higher leverage resulting from increased revenues, as well as to cost-saving initiatives.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $13.3 million and $13.8 million for the three months ended September 30, 2012 and 2011, respectively. The homebuilding segments recorded $3.2 million of interest expense during the third quarter of 2012, compared to $4.0 million during the same period in 2011. The decrease in interest expense from the third quarter of 2011 was primarily due to the capitalization of a greater amount of interest incurred during the third quarter of 2012, which resulted from a higher level of inventory under development and to lower interest incurred on senior notes related to the repurchase of 6.9 percent senior notes in July 2012 and the issuance of 5.4 percent senior notes in September 2012. (See Note 7, “Housing Inventories.”)

The Company’s net income from discontinued operations totaled $238,000, or $0.01 per diluted share, for the quarter ended September 30, 2012, compared to a net loss of $17.4 million, or $0.39 per diluted share, for the same period in 2011. (See Note 18, “Discontinued Operations.”)

Nine months ended September 30, 2012, compared to nine months ended September 30, 2011

The homebuilding segments reported pretax earnings of $31.8 million for the first nine months of 2012, compared to a pretax loss of $23.8 million for the same period in 2011. This improvement in homebuilding results was primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory and other valuation adjustments and write-offs; a decline in interest expense; and a reduced selling, general and administrative expense ratio.

Homebuilding revenues increased 38.8 percent to $843.3 million for the first nine months of 2012 from $607.7 million for the same period in 2011 primarily due to a 33.6 percent rise in closings and to a 4.0 percent increase in average closing price. Homebuilding revenues for the first nine months of 2012 included $3.9 million from land sales, which resulted in pretax earnings of $1.6 million, compared to homebuilding revenues for the first nine months of 2011 that included $2.3 million from land sales, which resulted in pretax earnings of $198,000. Gross profit margin from land sales was 40.2 percent for the nine months ended September 30, 2012, compared to 8.6 percent for the same period in 2011. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios.

Housing gross profit margin for the first nine months of 2012 was 18.6 percent, compared to 16.1 percent for the same period in 2011. This improvement in housing gross profit margin was primarily attributable to a decline in land and direct construction costs; lower inventory and other valuation adjustments and write-offs; higher leverage of direct overhead expense due to an increase in the number of homes delivered; and reduced sales incentives and price concessions. Inventory and other valuation adjustments and write-offs affecting housing

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

gross profit margin decreased to $5.1 million for the nine months ended September 30, 2012, from $7.4 million for the same period in 2011.

The homebuilding segments’ selling, general and administrative expense ratio totaled 13.6 percent of homebuilding revenues for the first nine months of 2012, compared to 16.3 percent for the same period in 2011. This decrease was primarily attributable to higher leverage resulting from increased revenues, as well as to cost-saving initiatives.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $41.9 million and $42.6 million for the nine months ended September 30, 2012 and 2011, respectively. The homebuilding segments recorded $11.0 million of interest expense during the first nine months of 2012, compared to $14.5 million during the same period in 2011. The decrease in interest expense from the first nine months of 2011 was primarily due to the capitalization of a greater amount of interest incurred during the first nine months of 2012, which resulted from a higher level of inventory under development and to lower interest incurred on senior notes related to the repurchase of 6.9 percent senior notes in July 2012 and the issuance of 5.4 percent senior notes in September 2012. (See Note 7, “Housing Inventories.”)

The Company’s net loss from discontinued operations totaled $1.6 million, or $0.04 per diluted share, for the nine months ended September 30, 2012, compared to a net loss of $20.4 million, or $0.46 per diluted share, for the same period in 2011. Pretax charges related to inventory and other valuation adjustments and write-offs from discontinued operations totaled $1.5 million, or $0.03 per diluted share, and $16.4 million, or $0.37 per diluted share, for the nine months ended September 30, 2012 and 2011, respectively. (See Note 18, “Discontinued Operations.”)

Homebuilding Segment Information

New Orders

New orders increased 55.8 percent to 1,500 units for the third quarter of 2012 from 963 units for the same period in 2011, and new order dollars rose 61.3 percent for the third quarter of 2012, compared to the same period in 2011. New orders for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, increased 20.7 percent in the North, 99.3 percent in the Southeast, 12.1 percent in Texas and 148.0 percent in the West. The rise in new orders was due to a general increase in consumer demand and to an 11.4 percent rise in active communities, although broader market trends and economic conditions that contribute to soft demand for residential housing persist. The Company’s average monthly sales absorption rate was 2.3 homes per community for the third quarter of 2012, compared to 1.6 homes per community for the third quarter of 2011.

The following table provides the number of the Company’s active communities at September 30, 2012 and 2011:

	2012	2011	% CHG
North	64	61	4.9%
Southeast	87	59	47.5
Texas	60	70	(14.3)
West	24	21	14.3
Total	235	211	11.4%

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

The following table provides the Company’s new orders (units and aggregate sales values) for the three- and nine-month periods presented:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2012	2011	% CHG	2012	2011	% CHG
UNITS
North	367	304	20.7%	1,161	936	24.0%
Southeast	584	293	99.3	1,438	873	64.7
Texas	296	264	12.1	1,004	802	25.2
West	253	102	148.0	623	246	153.3
Total	1,500	963	55.8%	4,226	2,857	47.9%

DOLLARS (in millions)
North	$105	$83	26.7%	$336	$253	32.8%
Southeast	135	64	110.0	334	187	78.6
Texas	82	66	24.6	267	204	30.7
West	71	31	132.9	182	76	140.3
Total	$393	$244	61.3%	$1,119	$720	55.4%

The following table provides the Company’s cancellation rates for the three- and nine-month periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
North	20.4%	18.3%	19.6%	19.0%
Southeast	17.9	17.2	18.9	18.4
Texas	24.5	24.1	22.3	21.1
West	18.1	22.7	14.8	22.4
Total	19.9%	20.1%	19.4%	19.7%

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three- and nine-month periods presented:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2012		2011		2012		2011
	AVG $	% OF	AVG $	% OF	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$24	7.5%	$27	9.1%	$25	8.3%	$29	9.7%
Southeast	21	8.5	26	10.6	23	9.5	27	10.9
Texas	39	13.1	40	13.8	41	13.7	40	13.9
West	21	6.2	28	8.3	24	7.0	31	9.7
Total	$26	9.1%	$31	10.9%	$29	10.0%	$32	11.3%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three- and nine-month periods presented:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2012	2011	% CHG	2012	2011	% CHG
UNITS
North	408	314	29.9%	948	801	18.4%
Southeast	426	277	53.8	1,045	690	51.4
Texas	334	292	14.4	894	755	18.4
West	144	72	100.0	355	181	96.1
Total	1,312	955	37.4%	3,242	2,427	33.6%

AVERAGE PRICE (in thousands)
North	$291	$272	7.0%	$281	$270	4.1%
Southeast	224	216	3.7	220	218	0.9
Texas	263	251	4.8	257	248	3.6
West	312	306	2.0	318	287	10.8
Total	$264	$252	4.8%	$259	$249	4.0%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At September 30, 2012, the Company had outstanding contracts for 2,465 units, representing a 66.4 percent increase from 1,481 units at December 31, 2011, and a 58.3 percent rise from 1,557 units at September 30, 2011. The $661.2 million value of outstanding contracts at September 30, 2012, represented a 65.5 percent increase from the $399.6 million value of outstanding contracts at September 30, 2011.

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at September 30, 2012 and 2011:

	2012			2011
			AVERAGE			AVERAGE
		DOLLARS	PRICE		DOLLARS	PRICE
	UNITS	(in millions)	(in thousands)	UNITS	(in millions)	(in thousands)
North	633	$190	$300	472	$132	$280
Southeast	914	215	236	520	111	213
Texas	543	149	274	447	118	264
West	375	107	285	118	39	329
Total	2,465	$661	$268	1,557	$400	$257

At September 30, 2012, the Company projected that approximately 60 percent of its total outstanding contracts will close during the fourth quarter of 2012, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following table provides a summary of results for the homebuilding segments for the three- and nine-month periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2012	2011	2012	2011
NORTH
Revenues	$118,757	$85,348	$266,815	$215,882
Expenses
Cost of sales	99,526	70,362	222,098	184,629
Selling, general and administrative	14,013	12,928	36,438	35,261
Interest	1,262	1,444	4,149	5,603
Total expenses	114,801	84,734	262,685	225,493
Pretax earnings (loss)	$3,956	$614	$4,130	$(9,611)
Housing gross profit margin	16.2%	17.6%	16.8%	14.5%
SOUTHEAST
Revenues	$95,527	$59,837	$230,548	$150,675
Expenses
Cost of sales	76,203	49,884	186,728	134,036
Selling, general and administrative	12,601	9,772	31,861	25,994
Interest	819	1,105	2,667	4,195
Total expenses	89,623	60,761	221,256	164,225
Pretax earnings (loss)	$5,904	$(924)	$9,292	$(13,550)
Housing gross profit margin	20.3%	17.6%	19.1%	15.5%
TEXAS
Revenues	$87,998	$73,423	$229,871	$187,951
Expenses
Cost of sales	69,656	59,085	183,333	153,585
Selling, general and administrative	10,587	10,056	29,051	26,429
Interest	516	803	1,939	2,681
Total expenses	80,759	69,944	214,323	182,695
Pretax earnings	$7,239	$3,479	$15,548	$5,256
Housing gross profit margin	20.8%	19.6%	20.3%	19.0%
WEST
Revenues	$46,914	$22,731	$116,090	$53,184
Expenses
Cost of sales	36,576	19,808	93,622	45,579
Selling, general and administrative	5,971	4,582	17,398	11,547
Interest	639	600	2,230	1,995
Total expenses	43,186	24,990	113,250	59,121
Pretax earnings (loss)	$3,728	$(2,259)	$2,840	$(5,937)
Housing gross profit margin	20.8%	11.9%	18.5%	14.3%
TOTAL
Revenues	$349,196	$241,339	$843,324	$607,692
Expenses
Cost of sales	281,961	199,139	685,781	517,829
Selling, general and administrative	43,172	37,338	114,748	99,231
Interest	3,236	3,952	10,985	14,474
Total expenses	328,369	240,429	811,514	631,534
Pretax earnings (loss)	$20,827	$910	$31,810	$(23,842)
Housing gross profit margin	19.1%	17.7%	18.6%	16.1%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended September 30, 2012, compared to three months ended September 30, 2011

North–Homebuilding revenues increased 39.1 percent to $118.8 million in 2012 from $85.3 million in 2011 primarily due to a 29.9 percent rise in the number of homes delivered and to a 7.0 percent increase in average closing price. Gross profit margin on home sales was 16.2 percent in 2012, compared to 17.6 percent in 2011. This decrease was primarily due to a $3.2 million option deposit write-off, partially offset by reduced land and direct construction costs, higher leverage of direct overhead expense, and a decline in sales incentives and price concessions. As a result, the North region generated pretax earnings of $4.0 million in 2012, compared to pretax earnings of $614,000 in 2011.

Southeast–Homebuilding revenues increased 59.6 percent to $95.5 million in 2012 from $59.8 million in 2011 primarily due to a 53.8 percent rise in the number of homes delivered and to a 3.7 percent increase in average closing price. Gross profit margin on home sales was 20.3 percent in 2012, compared to 17.6 percent in 2011. This improvement was primarily due to reduced land costs, higher leverage of direct overhead expense, and a decline in sales incentives and price concessions. As a result, the Southeast region generated pretax earnings of $5.9 million in 2012, compared to a pretax loss of $924,000 in 2011.

Texas–Homebuilding revenues increased 19.9 percent to $88.0 million in 2012 from $73.4 million in 2011 primarily due to a 14.4 percent rise in the number of homes delivered and to a 4.8 percent increase in average closing price. Gross profit margin on home sales was 20.8 percent in 2012, compared to 19.6 percent in 2011. This improvement was primarily due to reduced direct construction and land costs, higher leverage of direct overhead expense, and a decline in sales incentives and price concessions. As a result, the Texas region generated pretax earnings of $7.2 million in 2012, compared to pretax earnings of $3.5 million in 2011.

West–Homebuilding revenues increased 106.4 percent to $46.9 million in 2012 from $22.7 million in 2011 primarily due to a 100.0 percent rise in the number of homes delivered and to a 2.0 percent increase in average closing price. Gross profit margin on home sales was 20.8 percent in 2012, compared to 11.9 percent in 2011. This improvement was primarily due to reduced land and warranty costs, higher leverage of direct overhead expense, and a decline in sales incentives and price concessions. As a result, the West region generated pretax earnings of $3.7 million in 2012, compared to a pretax loss of $2.3 million in 2011.

Nine months ended September 30, 2012, compared to nine months ended September 30, 2011

North–Homebuilding revenues increased 23.6 percent to $266.8 million in 2012 from $215.9 million in 2011 primarily due to an 18.4 percent rise in the number of homes delivered and to a 4.1 percent increase in average closing price. Gross profit margin on home sales was 16.8 percent in 2012, compared to 14.5 percent in 2011. This improvement was primarily due to reduced land costs, lower inventory and other valuation adjustments and write-offs, higher leverage of direct overhead expense, and a decline in sales incentives and price concessions. As a result, the North region generated pretax earnings of $4.1 million in 2012, compared to a pretax loss of $9.6 million in 2011.

Southeast–Homebuilding revenues increased 53.0 percent to $230.5 million in 2012 from $150.7 million in 2011 primarily due to a 51.4 percent rise in the number of homes delivered and to a 0.9 percent increase in average closing price. Gross profit margin on home sales was 19.1 percent in 2012, compared to 15.5 percent in 2011. This improvement was primarily due to reduced land and direct construction costs, fewer inventory valuation adjustments, higher leverage of direct overhead expense, and a decline in sales incentives and price concessions. As a result, the Southeast region generated pretax earnings of $9.3 million in 2012, compared to a pretax loss of $13.6 million in 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Texas–Homebuilding revenues increased 22.3 percent to $229.9 million in 2012 from $188.0 million in 2011 primarily due to an 18.4 percent rise in the number of homes delivered and to a 3.6 percent increase in average closing price. Gross profit margin on home sales was 20.3 percent in 2012, compared to 19.0 percent in 2011. This improvement was primarily due to reduced direct construction costs, higher leverage of direct overhead expense, fewer inventory valuation adjustments, and a decline in sales incentives and price concessions. As a result, the Texas region generated pretax earnings of $15.5 million in 2012, compared to pretax earnings of $5.3 million in 2011.

West–Homebuilding revenues increased 118.3 percent to $116.1 million in 2012 from $53.2 million in 2011 primarily due to a 96.1 percent rise in the number of homes delivered and to a 10.8 percent increase in average closing price. Gross profit margin on home sales was 18.5 percent in 2012, compared to 14.3 percent in 2011. This improvement was primarily due to reduced land and direct construction costs, higher leverage of direct overhead expense, lower warranty costs, and a decline in sales incentives and price concessions, partially offset by an increase in inventory valuation adjustments. As a result, the West region generated pretax earnings of $2.8 million in 2012, compared to a pretax loss of $5.9 million in 2011.

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

The Company did not record any inventory impairment charges during the three months ended September 30, 2012. It recorded inventory impairment charges of $617,000 during the three months ended September 30, 2011, in order to reduce the carrying values of the impaired communities to their estimated fair values. For the quarter ended September 30, 2012, the Company recorded joint venture and other valuation adjustments that totaled $10,000. Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges.

The Company periodically writes off earnest money deposits and feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the quarters ended September 30, 2012 and 2011, earnest money deposit and feasibility cost write-offs totaled $3.5 million and $724,000, respectively. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and feasibility costs in future periods.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party purchaser then services and manages the loans. The fair values of the Company’s mortgage loans held-for-sale totaled $72.6 million and $82.4 million at September 30, 2012, and December 31, 2011, respectively. Mortgage loans held-for-sale were included in “Other” assets within the Consolidated Balance Sheets.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except units)	2012	2011	2012	2011
REVENUES
Income from origination and sale of mortgage loans, net	$7,185	$5,450	$18,911	$15,586
Title, escrow and insurance	1,917	1,592	4,918	4,320
Interest and other	395	185	1,178	488
TOTAL REVENUES	9,497	7,227	25,007	20,394
EXPENSES	6,111	5,198	18,032	15,092
PRETAX EARNINGS	$3,386	$2,029	$6,975	$5,302
Originations (units)	778	673	2,077	1,845
Ryland Homes origination capture rate	64.4%	72.5%	68.3%	76.8%

Three months ended September 30, 2012, compared to three months ended September 30, 2011

For the three months ended September 30, 2012, the financial services segment reported pretax earnings of $3.4 million, compared to $2.0 million for the same period in 2011. Revenues for the financial services segment increased 31.4 percent to $9.5 million for the three months ended September 30, 2012, compared to $7.2 million for the same period in the prior year. This improvement was primarily attributable to increases in locked loan pipeline and origination volumes and to higher title income. For the three months ended September 30, 2012, financial services expense totaled $6.1 million, versus $5.2 million for the same period in 2011. This increase was primarily attributable to higher indemnification, personnel and legal expenses and to interest related to the financial services credit facility that was entered into during December 2011. For the three months ended September 30, 2012 and 2011, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 64.4 percent and 72.5 percent, respectively.

Nine months ended September 30, 2012, compared to nine months ended September 30, 2011

For the nine months ended September 30, 2012, the financial services segment reported pretax earnings of $7.0 million, compared to $5.3 million for the same period in 2011. Revenues for the financial services segment increased 22.6 percent to $25.0 million for the nine months ended September 30, 2012, compared to $20.4 million for the same period in the prior year. This improvement was primarily attributable to increases in locked loan pipeline and origination volumes and to higher title income. For the nine months ended September 30, 2012, financial services expense totaled $18.0 million, versus $15.1 million for the same period in 2011. This increase was primarily attributable to higher legal, personnel and indemnification expenses and to interest related to the financial services credit facility that was entered into during December 2011. For the nine months ended September 30, 2012 and 2011, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 68.3 percent and 76.8 percent, respectively.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the third quarter of 2012, the Company determined that a full valuation allowance was warranted. At September 30, 2012, the balance of the deferred tax valuation allowance was $263.2 million. The decrease of $4.9 million in the deferred tax valuation allowance during the quarter was primarily due to a reversal resulting from net income generated during the period.

For the three months ended September 30, 2012, the Company’s overall effective income tax expense rate was 0.2 percent, compared to an overall effective income tax benefit rate of 0.1 percent for the same period in 2011,

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

primarily due to noncash adjustments to the Company’s deferred tax valuation allowance, which offsets tax expense or benefits generated during the quarters. For the nine months ended September 30, 2012, the Company’s overall effective income tax expense rate was 1.8 percent, compared to an overall effective income tax benefit rate of 4.5 percent for the same period in 2011, primarily due to noncash adjustments to the Company’s deferred tax valuation allowance. During the third quarter of 2012, the Company recorded a minimal amount of state income tax that totaled $95,000.

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

The Company’s net income from discontinued operations totaled $238,000, or $0.01 per diluted share, for the quarter ended September 30, 2012, compared to a net loss of $17.4 million, or $0.39 per diluted share, for the same period in 2011. The Company’s net loss from discontinued operations totaled $1.6 million, or $0.04 per diluted share, for the nine months ended September 30, 2012, compared to a net loss of $20.4 million, or $0.46 per diluted share, for the same period in 2011. Pretax charges related to inventory and other valuation adjustments and write-offs associated with discontinued operations totaled $1.5 million, or $0.03 per diluted share, and $16.4 million, or $0.37 per diluted share, for the nine months ended September 30, 2012 and 2011, respectively.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; borrowings under a repurchase credit facility; and a revolving credit facility that was terminated by the Company in 2009. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new, higher margin communities to facilitate continued profitability. As a result of this strategy, the Company opened 48 new communities during the third quarter of 2012; ended the quarter with $799.7 million in cash, cash equivalents and marketable securities; issued $250.0 million of new 5.4 percent debt; and redeemed $167.2 million of its 6.9 percent existing debt. The Company’s housing gross profit margin increased to 19.1 percent for the third quarter of 2012 from 17.7 percent for the same period in 2011 primarily due to a decline in direct construction costs; higher leverage of direct overhead expense due to an increase in the number of homes delivered; and reduced sales incentives and price concessions, partially offset by higher valuation adjustments and write-offs.

Consolidated inventory owned by the Company increased 21.9 percent to $928.1 million at September 30, 2012, compared to $761.2 million at December 31, 2011. The Company attempts to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At September 30, 2012, it controlled 26,307 lots, with 16,350 lots owned and 9,957 lots, or 37.8 percent, under option. Lots controlled increased 21.9 percent at September 30, 2012, from 21,579 lots controlled at December 31, 2011. The Company also controlled 322 lots and 342 lots under joint venture agreements at September 30, 2012 and December 31, 2011, respectively. (See Note 7, “Housing Inventories,” and Note 9, “Investments in Joint Ventures.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

At September 30, 2012, the Company’s net debt-to-capital ratio, including marketable securities, increased to 41.2 percent from 36.7 percent at December 31, 2011, primarily as a result of investments in inventory. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $799.7 million and $563.2 million in cash, cash equivalents and marketable securities at September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2012, the Company used $71.1 million of cash for operating activities from continuing operations, which included cash outflows related to a $174.2 million increase in inventories and $400,000 for income tax payments, offset by cash inflows of $103.5 million from other operating activities. Investing activities from continuing operations used $165.3 million, which included cash outflows of $158.3 million related to net investments in marketable securities and $9.1 million related to property, plant and equipment, offset by cash inflows of $2.1 million related to a net return of investment in unconsolidated joint ventures. The Company provided $301.5 million by financing activities from continuing operations, which included cash inflows related to a $296.3 million net increase in senior debt and short-term borrowings, $10.6 million from the issuance of common stock and an $8.5 million net increase in borrowings against its financial services credit facility, offset by cash outflows related to an increase of $9.9 million in restricted cash and to payments of $4.1 million for dividends. Net cash provided by continuing operations during the nine months ended September 30, 2012, was $65.1 million.

Dividends declared totaled $0.03 per share for the three months ended September 30, 2012 and 2011, and $0.09 per share for the nine months ended September 30, 2012 and 2011.

For the quarter ended September 30, 2012, borrowing arrangements for the homebuilding segments included senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $1.1 billion and $820.0 million at September 30, 2012 and December 31, 2011, respectively.

During the third quarter of 2012, the Company issued $250.0 million of 5.4 percent senior notes due October 2022. The Company will pay interest on the notes on April 1 and October 1 of each year, commencing on April 1, 2013. The Company will use the $246.6 million in net proceeds that it received from this offering for general corporate purposes, which may include the repayment or repurchase of outstanding debt or the purchase of marketable securities.

During the third quarter of 2012, the Company paid $177.2 million to redeem and repurchase $167.2 million of its 6.9 percent senior notes due 2013, resulting in a loss of $9.1 million. During the third quarter of 2011, the Company paid $17.7 million to repurchase $17.3 million of its senior notes due 2013 and 2015, resulting in a loss of $477,000. The losses resulting from these debt repurchases were included in “Loss related to early retirement of debt, net” within the Consolidated Statements of Earnings.

During the second quarter of 2012, the Company issued $225.0 million of 1.6 percent convertible senior notes due May 2018. The Company will pay interest on the notes on May 15 and November 15 of each year, commencing on November 15, 2012. The notes, which mature on May 15, 2018, are initially convertible into shares of the Company’s common stock at a conversion rate of 31.2 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.03 per share and represents a conversion premium of approximately 42.5 percent, based on the closing price of the Company’s common stock on May 10, 2012, which was $22.48 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The Company received net proceeds of $218.8 million from this offering prior to offering expenses. A portion of the proceeds was used for a debt redemption, and the remaining proceeds will be used for general corporate purposes.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at September 30, 2012.

The Company’s obligations to pay principal, premium and interest under its 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; 6.6 percent senior notes due May 2020; and 5.4 percent senior notes due October 2022 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional. (See Note 17, “Supplemental Guarantor Information.”)

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements requiring it to maintain cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $75.5 million and $66.0 million under these agreements at September 30, 2012 and December 31, 2011, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At September 30, 2012 and December 31, 2011, outstanding seller-financed nonrecourse secured notes payable totaled $2.3 million and $3.8 million, respectively.

The financial services segment uses existing equity and cash generated internally to finance its operations. The Company has an early purchase program with a financial institution and a repurchase credit facility with JPM.

In 2011, RMC entered into a $50.0 million repurchase credit facility with JPM. This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. This facility will expire in December 2012. In September 2012, the credit facility was increased to $75.0 million. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At September 30, 2012, the Company was in compliance with these covenants. Outstanding borrowings against this credit facility totaled $58.5 million and $49.9 million at September 30, 2012 and December 31, 2011, respectively.

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

The Company did not repurchase any shares of its outstanding common stock during the third quarter of 2012. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 4.7 million additional shares, based on its stock price at September 30, 2012. Outstanding shares of common stock at September 30, 2012 and December 31, 2011, totaled 44,987,573 and 44,413,594, respectively.

While the Company expects challenging economic conditions to eventually subside, it is focused on managing overhead expense, land acquisition, development and homebuilding construction activity in order to maintain cash and debt levels commensurate with its existing business and growth expectations. The Company believes

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

that it will be able to fund its homebuilding and financial services operations through its existing cash resources and issuances of replacement debt.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At September 30, 2012, the Company had $59.9 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $571.0 million, of which option contracts totaling $765,000 contained specific performance provisions. At December 31, 2011, the Company had $51.9 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $407.6 million, of which option contracts totaling $1.0 million contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $43.6 million and $51.4 million of inventory not owned related to land and lot option purchase contracts at September 30, 2012 and December 31, 2011, respectively. (See Note 8, “Variable Interest Entities (‘VIE’).”)

At September 30, 2012 and December 31, 2011, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $75.5 million and $66.0 million, respectively. Additionally, at September 30, 2012, it had development or performance bonds that totaled $102.1 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $93.9 million at December 31, 2011. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 17, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three- and nine-month periods ended September 30, 2012, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Outlook

During 2012, overall price levels appeared to have stabilized, which, when combined with historically high affordability levels for new homes and a more favorable product mix, has led to increased demand and improved sales traffic through the Company’s communities. On average, sales rates, prices and margins have improved. These developments, combined with reductions in absolute overhead expenditures, have allowed the Company to become profitable for both the quarter and year to date. The Company increased its number of active communities by 11.4 percent as of September 30, 2012, compared to the same period in 2011, and it expects continued growth in its community count by year-end. Sales orders for new homes rose 55.8 percent during the

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

third quarter of 2012, compared to the same period in the prior year. At September 30, 2012, the Company’s backlog of orders for new homes totaled 2,465 units, or a projected dollar value of $661.2 million, reflecting a 73.2 percent increase in projected dollar value from $381.8 million at December 31, 2011. These trends seem to indicate that demand for new housing is improving, while an uncertain macroeconomic environment, high unemployment and tight mortgage credit standards continue to negatively impact the homebuilding industry by keeping sales absorptions per community depressed, compared to traditional levels. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions, as well as future sales rates. Although the Company’s outlook remains cautious, the strength of its balance sheet, additional liquidity and improved operating leverage have positioned it to successfully take advantage of any continued improvements in economic trends and in the demand for new homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2011. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

The Company has a committee consisting of its chief accounting officer and general counsel, to ensure that its disclosure controls and procedures are effective at the reasonable assurance level.  These disclosure controls and procedures are designed such that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, as well as accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At December 31, 2011, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2012, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three and nine months ended September 30, 2012, compared to the risk factors set forth in the Company’s 2011 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At September 30, 2012, there was $142.3 million, or 4.7 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the three months ended September 30, 2012.

Item 6.  Exhibits

4.1                                                       Eighth Supplemental Indenture, dated as of September 21, 2012 (including the form of Note and the form of Guarantee) by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, as trustee

(Incorporated by reference from Form 8-K, filed September 21, 2012)

10.1                                                Office Lease Agreement Perimeter Gateway III, dated August 11, 2011, by and between The Ryland Group, Inc. and DTR10, L.L.C.

(Filed herewith)

10.2                                                Amendment No. 3 to Senior Executive Severance Agreement between The Ryland Group, Inc. and executive officers of the Corporation

(Incorporated by reference from Form 8-K, filed October 2, 2012)

10.3                                                2012 Amended Executive Officer Non-Qualified Stock Option Agreement

(Incorporated by reference from Form 8-K, filed October 2, 2012)

10.4                                                The Ryland Group, Inc. 2012 Executive Officer Long-Term Incentive Plan

(Incorporated by reference from Form 8-K, filed October 2, 2012)

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

THE RYLAND GROUP, INC.
Registrant

November 5, 2012	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 5, 2012	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

4.1                                                       Eighth Supplemental Indenture, dated as of September 21, 2012 (including the form of Note and the form of Guarantee) by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, as trustee

(Incorporated by reference from Form 8-K, filed September 21, 2012)

10.1                                                Office Lease Agreement Perimeter Gateway III, dated August 11, 2011, by and between The Ryland Group, Inc. and DTR10, L.L.C.

(Filed herewith)

10.2                                                Amendment No. 3 to Senior Executive Severance Agreement between The Ryland Group, Inc. and executive officers of the Corporation

(Incorporated by reference from Form 8-K, filed October 2, 2012)

10.3                                                2012 Amended Executive Officer Non-Qualified Stock Option Agreement

(Incorporated by reference from Form 8-K, filed October 2, 2012)

10.4                                                The Ryland Group, Inc. 2012 Executive Officer Long-Term Incentive Plan

(Incorporated by reference from Form 8-K, filed October 2, 2012)

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