Form 10-K
period 2012-12-31
RYLAND GROUP INC
filed 2013-02-27
CIK 85974

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act")

For the fiscal year ended December 31, 2012

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from              to
Commission File Number 001-08029

THE RYLAND GROUP, INC.
 (Exact name of registrant as specified in its charter)

Maryland	52-0849948
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3011 Townsgate Road, Suite 200, Westlake Village, California 91361
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
Yes ☐    No ☒

The aggregate market value of the common stock of The Ryland Group, Inc. held by nonaffiliates of the registrant (43,807,894 shares) at June 30, 2012, was $1,120,605,929. The number of shares of common stock of The Ryland Group, Inc. outstanding on February 25, 2013, was 45,461,914.

DOCUMENT INCORPORATED BY REFERENCE

Name of Document	Location in Report
Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

PART I

Item 1.    Business

With headquarters in Southern California, The Ryland Group, Inc., a Maryland corporation (the "Company"), is one of the nation's largest homebuilders and a mortgage-finance company. The Company is traded on the New York Stock Exchange ("NYSE") under the symbol "RYL." Founded in 1967, the Company has built more than 300,000 homes. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as "RMC") have provided mortgage financing and related services for more than 250,000 homebuyers.

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company's business is conducted and located in the United States. The Company's operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues in 2012. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots. In addition to building single-family detached homes, the homebuilding segments also build attached homes, such as townhomes and condominiums, that share common walls and roofs. The Company generally builds homes for entry-level buyers and first- and second-time move-up buyers. Its prices generally range from $150,000 to more than $500,000, with the average price of a home closed during 2012 being $263,000. The financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers.

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

The Company, which is diversified throughout the United States, believes diversification not only reduces its exposure to economic and market fluctuations, but also enhances its growth potential. Capital is strategically allocated to avoid concentration in any given geographic area and to reduce the risk associated with excessive dependence on local market anomalies. Subject to macroeconomic and local market conditions, the Company generally tries to either manage its exposure or expand its presence in its existing markets in an effort to be among the largest builders in each of those markets. In managing its exposure, the Company may decide to exit a market or reduce its inventory position because of current factors or conditions, or it may determine that a market is no longer viable for the achievement of its strategic goals. In 2011, the Company exited its homebuilding operations in Jacksonville and Dallas. It may seek diversification or expansion by selectively entering new markets, primarily through establishing start-up or satellite operations, or by acquiring the operations of local builders in markets within its existing divisions. In 2012, the Company acquired the operations of Timberstone Homes in the Charlotte and Raleigh markets and Trend Homes in the Phoenix market.

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

Recent Trends

Housing markets in the United States experienced a prolonged downturn from 2006 to 2012 due to weak consumer demand for housing and an oversupply of homes available-for-sale. A challenging economic and employment environment, mortgage losses, and related uncertainty within financial and credit markets have led the Company to downsize its operations in response. As a result, the Company decreased its overhead; exited or reduced its investments in certain markets; restructured its debt; focused on improving its operating efficiencies; and redesigned its products to be more affordable and less costly to build, all in an effort to better align its operations with current home sale trends.

As a result of improving affordability statistics in 2012, demographics and household creation trends, and based upon its experience during prior cycles in the homebuilding industry, the Company believes that attractive land acquisition opportunities exist and may arise for those builders that have the financial strength to take advantage of them. During 2012, the Company began to expand more aggressively through its acquisitions of homebuilders with operations in the Charlotte, Raleigh and Phoenix markets and accelerated land acquisitions in most markets which will increase its community count to attain volume levels to support a return to higher profitability. With its strong balance sheet, liquidity, broad geographic presence and experienced personnel, the Company believes that it is well positioned to continue to make selective investments in markets with perceived growth prospects.

Homebuilding

General

The Company's homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at December 31, 2012:

North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Metro Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Myrtle Beach, Orlando, Raleigh and Tampa
Texas	Austin, Houston and San Antonio
West	Denver, Las Vegas, Phoenix and Southern California

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

Although some of the same basic home designs are found in similar communities within the Company, it is continuously developing new designs to replace or augment existing ones to ensure that its homes reflect current consumer preferences. The Company relies on its own architectural staff and also engages unaffiliated architectural firms to develop new designs. During 2012, the Company introduced 130 new models.

Homebuyers are able to customize certain features of their homes by selecting from numerous options and upgrades displayed in the Company's model homes and design centers. These design centers, which are conveniently located in most of the Company's markets, showcase upgrades that represent increasing sources of additional revenue and profit for the Company. In all of the Company's communities, a wide selection of options is available to homebuyers for additional charges. The number and complexity of options typically increase with the size and base selling price of the home. Custom options contributed 16.9 percent of homebuilding revenues in 2012 and resulted in significantly higher margins in comparison to base homes.

Land Acquisition and Development

The Company's long-term objective is to control a portfolio of building lots sufficient to meet its anticipated homebuilding requirements for a period of approximately three to four years. The Company acquires land only after completing due diligence and feasibility studies. The land acquisition process is controlled by a corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and lot option purchase contracts to control lot inventory for use in the sale and construction of homes. The Company's direct land acquisition activities include the purchase of finished lots from developers and the purchase of undeveloped entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

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

Construction

Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive-bid basis. The Company generally requires a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company's production team, which coordinates subcontractor work; monitors quality; and ensures compliance with local zoning and building codes. The Company requires substantially all of its subcontractors to have workers' compensation insurance and general liability insurance, including construction defect coverage. Construction time for homes depends on weather, availability of labor or subcontractors, materials, home size, geological conditions and other factors. The duration of the home construction process is generally between three and six months. The Company has an integrated financial and homebuilding management system that assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs, versus construction bids, for each community and subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past.

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

Marketing

The Company generally markets its homes to entry-level and first- and second-time move-up buyers through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stages of a community's development. Employees and independent real estate brokers sell the Company's homes, generally by showing furnished models. A new order is reported when a customer's sales contract has been signed by the homebuyer, approved by the Company and secured by a deposit, subject to cancellation. The Company normally starts construction of a home when a customer has selected a lot, chosen a floor plan and received preliminary mortgage approval. However, construction may begin prior to this in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings. Homebuilding revenues are recognized when home sales are closed, title and possession are transferred to the buyer, and there is no significant continuing involvement from the Company.

The Company advertises directly to potential homebuyers through the Internet and in newspapers and trade publications, as well as with marketing brochures and newsletters. It also uses billboards; radio and television advertising; and its website to market the location, price range and availability of its homes. The Company also attempts to operate in conspicuously located communities that permit it to take advantage of local traffic patterns. Model homes play a significant role in the Company's marketing efforts by not only creating an attractive atmosphere, but also by displaying options and upgrades.

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

Loan Origination

In 2012, RMC's mortgage operations consisted primarily of loans originated in connection with sales of the Company's homes. During the year, mortgage operations originated 3,039 loans totaling $695.8 million. The vast majority of that amount was used for purchasing homes built by the Company, while the remainder was used for purchasing homes built by others, purchasing existing homes or refinancing existing mortgage loans.

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

Title and Escrow Services

Cornerstone Title Company, doing business as Ryland Title Company, is a 100 percent-owned subsidiary of RMC that provides escrow and title services and acts as a title insurance agent primarily for the Company's homebuyers. At December 31, 2012, it provided title services in Arizona, Colorado, Florida, Illinois, Indiana, Maryland, Minnesota, Nevada, Texas and Virginia.

Insurance Services

Ryland Insurance Services ("RIS"), a 100 percent-owned subsidiary of RMC, provides insurance services to the Company's homebuyers. At December 31, 2012, RIS was licensed to operate in all of the states in which the Company's homebuilding segments operate. During 2012, it provided insurance services to 40.7 percent of the Company's homebuyers, compared to 41.5 percent during 2011.

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

Real Estate and Economic Conditions

The Company is significantly affected by fluctuations in economic activity, interest rates and levels of consumer confidence. The effects of these fluctuations differ among the various geographic markets in which the Company operates. Higher interest rates and the availability of homeowner financing may affect the ability of buyers to qualify for mortgage financing and reduce the demand for new homes. As a result, rising interest rates generally will decrease the Company's home sales and mortgage originations. During 2012, continued tight credit standards negatively impacted the Company's ability to attract homebuyers. The Company's business is also affected by national and local economic conditions such as employment rates, consumer confidence and housing demand.

Inventory risk can be substantial for homebuilders. The market value of land, lots and housing inventories fluctuates as a result of changing market and economic conditions. The Company must continuously locate and acquire land not only for expansion into new markets, but also for replacement and expansion of land inventory within current markets. The Company employs various measures designed to control inventory risk, including a corporate land approval process and a continuous review by senior management. It cannot, however, assure that these measures will avoid or eliminate this risk. The Company has experienced substantial losses from inventory and other valuation adjustments and write-offs in recent periods.

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

Employees

At December 31, 2012, the Company had 1,100 employees. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Website Access to Reports

The Company files annual, quarterly and special reports; proxy statements; and other information with the U.S. Securities and Exchange Commission ("SEC") under the Exchange Act and the Securities Act of 1933, as amended (the "Securities Act"). The Company files information electronically with the SEC, and its filings are available from the SEC's website at www.sec.gov. The Company's website address is www.ryland.com. Information on the Company's website is not part of this report. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, XBRL filings, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its website as soon as possible after it electronically files such material with or furnishes it to the SEC. To retrieve any of this information, visit www.ryland.com, select "Investor Relations" and scroll down the page to "SEC Filings." Through its website, the Company shares information about itself with the securities marketplace.

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

There has also been a substantial loss of jobs in the United States during the last several years. People who are unemployed or concerned about job loss are unlikely to purchase new homes, and many may be forced to sell the homes they already own. Therefore, current employment levels can adversely affect the Company both by reducing demand for the homes it builds and by increasing the supply of homes for sale.

Because most of the Company's homebuyers finance the purchase of their homes, the terms and availability of mortgage financing can affect the demand for and the ability to complete the purchase of a home, as well as the Company's future operating and financial results.

The Company's business and earnings depend on the ability of its homebuyers to obtain financing for the purchase of their homes. Many of the Company's homebuyers must sell their existing homes in order to buy a home from the Company. In recent years, the mortgage lending industry as a whole experienced significant instability due to, among other things, defaults on subprime and other loans, resulting in the declining market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements and an increase in indemnity claims for mortgages that were originated and sold by the Company. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential move-up buyer who wishes to purchase one of the Company's homes. In general, these developments have resulted in reduced demand for homes sold by the Company and have delayed any general improvement in the housing market. This, in turn, has decreased demand for mortgage loans that the Company originates through RMC. If the Company's potential homebuyers or the buyers of the homebuyers' existing homes cannot obtain suitable financing, or if increased indemnity claims are made for mortgages that are originated and sold, the result will have an adverse effect on the Company's operating and financial results and performance.

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

As a result of turbulence in the credit markets and mortgage finance industry in 2008 and 2009, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and VA. FHA backing of mortgages has recently been particularly important to the mortgage finance industry and to the Company's business. In 2012, 49.0 percent of the Company's homebuyers who chose to finance with RMC purchased a home using an FHA- or VA-backed loan. In addition, the Federal Reserve has purchased a sizable amount of mortgage-backed securities in an effort to stabilize mortgage interest rates and to support the market for mortgage-backed securities. The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or ceasing of the federal government's mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government's participation in and support of the residential mortgage market.

Since the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of the Company's homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce its home sales and adversely affect the Company's results of operations, including its income from RMC.

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

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual's federal and, in some cases, state taxable income, subject to various limitations under current tax law and policy. If the federal or state governments change income tax laws by eliminating or substantially reducing these income tax benefits, as some policymakers have discussed, the after-tax cost of owning a new home will increase significantly. This could adversely impact both demand for and/or sales prices of new homes.

The Company is subject to inventory risk for its land, options for land, building lots and housing inventory.

The market value of the Company's land, building lots and housing inventories fluctuates as a result of changing market and economic conditions. In addition, inventory carrying costs can result in losses in poorly performing projects or markets. Changes in economic and market conditions have caused the Company to dispose of land and options for land and housing inventories on a basis that has resulted in loss and required it to write down or reduce the carrying value of its inventory. During the year ended December 31, 2012, the Company decided not to pursue development and construction in certain areas where it held land or made option deposits, which resulted in $4.2 million in recorded write-offs of option deposits and preacquisition feasibility costs. In addition, market conditions led to recorded land-related impairments on communities and land in the aggregate amount of $1.9 million during the same period. The Company can provide no assurance that it will not need to record additional write-offs in the future.

In the course of its business, the Company makes acquisitions of land. Although it employs various measures, including its land approval process and continued review by senior management, designed to manage inventory risk, the Company cannot assure that these measures will enable it to avoid or eliminate its inventory risk.

Construction costs can fluctuate and impact the Company's margins.

The homebuilding industry has, from time to time, experienced significant difficulties, including shortages of qualified tradespeople; reliance on local subcontractors who may be inadequately capitalized; shortages of materials; and volatile increases in the cost of materials, particularly increases in the prices of lumber, drywall and cement, which are significant components of home construction costs. The Company may not be able to recapture increased costs by raising prices because of either market conditions or because it fixes its prices at the time home sales contracts are signed.

Supply shortages and other risks related to demand for building materials and/or skilled labor could increase costs and delay deliveries.

There is a high level of competition in the homebuilding industry for skilled labor and building materials. Rising costs or shortages in building materials or skilled labor could cause increases in construction costs and construction delays. The Company is generally unable to pass on increases in construction costs to homebuyers who have already entered into purchase contracts. A purchase contract generally fixes the price of the home at the time the contract is signed, and this may occur well in advance of when construction commences. Further, the Company may not be able to pass on rising construction costs because of market conditions. Sustained increases in construction costs due to competition for materials and skilled labor, as well as higher commodity prices (including prices for lumber, metals and other building material inputs), among other things, may decrease the Company's margins over time.

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

As a homebuilder, the Company is subject to warranty claims arising in the ordinary course of business. The Company records warranty and other reserves for the homes it sells to cover expected costs of materials and outside labor during warranty periods based on historical experience in the Company's markets and on the judgment of the qualitative risks associated with the types of homes built by the Company, including an analysis of historical claims. Because of the uncertainties inherent to these matters, the Company cannot provide assurance that the amounts reserved for warranty claims will be adequate or that any potential inadequacies will not have an adverse effect on its results of operations.

Because the Company's business is subject to various regulatory and environmental limitations, it may not be able to conduct its business as planned.

The Company's homebuilding segments are subject to various local, state and federal laws, statutes, ordinances, rules and regulations concerning zoning, building design, construction, stormwater permitting and discharge, and similar matters, as well as open spaces, wetlands and environmentally protected areas. These include local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area, as well as other municipal or city land planning restrictions, requirements or limitations. The Company may also experience periodic delays in homebuilding projects due to regulatory compliance, municipal appeals and other governmental planning processes in any of the markets in which it operates. These factors could result in delays or increased operational costs.

With respect to originating, processing, selling and servicing mortgage loans, the Company's financial services segment is subject to the rules and regulations of FHA, Freddie Mac, Fannie Mae, VA and the U.S. Department of Housing and Urban Development ("HUD"). Mortgage origination activities are further subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, and their associated regulations. These and other federal and state statutes and regulations prohibit discrimination and establish underwriting guidelines that include provisions for audits, inspections and appraisals; require credit reports on prospective borrowers; fix maximum loan amounts; and require the disclosure of certain information concerning credit and settlement costs. The Company is required to submit audited financial statements annually, and each agency or other entity has its own financial requirements. The Company's affairs are also subject to examination by these entities at all times to assure compliance with applicable regulations, policies and procedures.

The Company's ability to grow its business and operations depends, to a significant degree, upon its ability to access capital on favorable terms.

The ability to access capital on favorable terms is an important factor in growing the Company's business and operations in a profitable manner. In 2007, Moody's lowered the Company's debt rating to non-investment grade, and Standard & Poor's ("S&P") also reduced the Company's investment-grade rating to non-investment grade in 2008. The Company received additional downgrades in 2008 and 2011. At December 31, 2012, Moody's and S&P reported the Company's rating outlook as stable. The loss of an investment-grade rating affects the cost, availability and terms of credit available to the Company, making it more difficult and costly to access the debt capital markets for funds that may be required to implement its business plans.

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

The Company's information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant systems failures and electrical outages in the past. While the Company takes measures to ensure its major systems have redundant capabilities, the Company's systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins, cyber-attacks and similar events. Despite the Company's implementation of network security measures, its servers are vulnerable to computer viruses, break-ins and similar disruptions resulting from unauthorized tampering with its computer systems. The occurrence of any of these events could disrupt or damage the Company's information technology systems and hamper its internal operations, its ability to provide services to its customers and the ability of its customers to access the Company's information technology systems. In addition, the Company's business requires the collection and retention of large volumes of internal and customer data. The Company also maintains personally identifiable information about its employees. The integrity and protection of customer, employee and company data is critical to the Company. A material network breach in the security of the Company's information technology systems could include the theft of customer or employee data or its intellectual property or trade secrets. To the extent that any disruption or security breach results in a loss or damage to the Company's data, or in the inappropriate disclosure of confidential information, it could cause significant damage to its reputation, affect relationships with its customers, reduce demand for the Company's services, lead to claims against the Company and ultimately harm its business. In addition, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

The Company's short-term investments and marketable securities are subject to certain risks which could materially adversely affect overall financial position.

The Company invests a portion of its available cash and cash equivalent balances by purchasing marketable securities with maturities in excess of three months in a managed portfolio. The primary objectives of these investments are the preservation of capital and the maintenance of a high degree of liquidity, with a secondary objective being the attainment of yields higher than those earned on the Company's cash and cash equivalent balances. Should any of the Company's short-term investments or marketable securities lose value or have their liquidity impaired, it could materially and adversely affect the Company's overall financial position by limiting its ability to fund operations.

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

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that it is not probable that liabilities arising from these matters will have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity, Common Stock Prices and Dividends

The Company lists its common shares on the NYSE, trading under the symbol "RYL." The latest reported sale price of the Company's common stock on February 12, 2013, was $39.04, and there were 1,706 common stockholders of record on that date.

The following table presents high and low market prices, as well as dividend information, for the Company:

2012	HIGH	LOW	DIVIDENDS DECLARED PER SHARE	2011	HIGH	LOW	DIVIDENDS DECLARED PER SHARE

First quarter	$21.15	$15.70	$0.03	First quarter	$19.28	$15.59	$0.03
Second quarter	26.23	17.18	0.03	Second quarter	18.29	15.47	0.03
Third quarter	33.93	23.04	0.03	Third quarter	17.15	9.39	0.03
Fourth quarter	38.28	29.00	0.03	Fourth quarter	16.22	9.15	0.03

Issuer Purchases of Equity Securities

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At December 31, 2012, there was $142.3 million, or 3.9 million additional shares, available for purchase in accordance with this authorization, based on the Company's stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the years ended December 31, 2012, 2011 or 2010.

Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company's cumulative total stockholder returns since December 31, 2007, to the S&P 500 and the Dow Jones U.S. Home Construction indices for the calendar years ended December 31:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN1
Among The Ryland Group, Inc., The S&P 500 Index
And The Dow Jones U.S. Home Construction Index

1 $100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company's equity compensation plan information as of December 31, 2012, is summarized as follows:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by stockholders	4,193,640	$ 26.92	3,174,108
Equity compensation plans not approved by stockholders[1]	–	–	–

1
The Company does not have any equity compensation plans that have not been approved by stockholders.

Item 6.    Selected Financial Data

	YEAR ENDED DECEMBER 31,
(in millions, except per share data)	2012	2011	2010	2009	2008

ANNUAL RESULTS
REVENUES
Homebuilding	$1,271	$863	$970	$1,144	$1,740
Financial services	37	27	31	41	63

TOTAL REVENUES	1,308	890	1,001	1,185	1,803

Cost of sales	1,027	727	844	1,194	1,845
Operating expenses	230	198	224	246	336

TOTAL EXPENSES	1,257	925	1,068	1,440	2,181

Gain from marketable securities, net	2	4	5	4	–
(Loss) income related to early retirement of debt, net	(9)	(2)	(19)	11	(1)

Income (loss) from continuing operations before taxes	44	(33)	(81)	(240)	(379)
Tax expense (benefit)	2	(3)	–	(97)	(9)

Net income (loss) from continuing operations	42	(30)	(81)	(143)	(370)
Loss from discontinued operations, net of taxes	(2)	(21)	(4)	(19)	(27)

NET INCOME (LOSS)	$40	$(51)	$(85)	$(162)	$(397)

YEAR-END POSITION
ASSETS
Cash, cash equivalents and marketable securities	$615	$563	$739	$815	$423
Housing inventories	1,077	795	752	612	994
Other assets	240	186	111	208	336
Assets of discontinued operations	2	35	51	59	109

TOTAL ASSETS	1,934	1,579	1,653	1,694	1,862

LIABILITIES
Debt and financial services credit facility	1,134	874	880	854	781
Other liabilities	272	215	207	251	327
Liabilities of discontinued operations	2	6	4	7	15

TOTAL LIABILITIES	1,408	1,095	1,091	1,112	1,123

NONCONTROLLING INTEREST	22	34	62	–	14
STOCKHOLDERS' EQUITY	504	450	500	582	725

TOTAL EQUITY	$526	$484	$562	$582	$739

PER COMMON SHARE DATA
NET INCOME (LOSS)
Basic
Continuing operations	$0.93	$(0.67)	$(1.83)	$(3.30)	$(8.69)
Discontinued operations	(0.04)	(0.47)	(0.10)	(0.44)	(0.64)

Total	0.89	(1.14)	(1.93)	(3.74)	(9.33)
Diluted
Continuing operations	0.88	(0.67)	(1.83)	(3.30)	(8.69)
Discontinued operations	(0.04)	(0.47)	(0.10)	(0.44)	(0.64)

Total	$0.84	$(1.14)	$(1.93)	$(3.74)	$(9.33)

DIVIDENDS DECLARED	$0.12	$0.12	$0.12	$0.12	$0.39
STOCKHOLDERS' EQUITY	$11.16	$10.12	$11.31	$13.27	$16.97

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

Results of Operations
Overview

During 2012, attractive housing affordability levels, historically low interest rates and higher rental rates have led to changes in buyer perceptions. These factors, combined with moderate declines in the number of distressed properties and national housing inventory, have led to increased demand in most of the Company's markets. On average, continuing increases in sales rates and prices; decreases in required sales incentives and cancellation rates; and improvement in average sales traffic through its communities have allowed the Company to begin raising prices in many markets. It reported increases of 51.8 percent in sales volume, 40.9 percent in closing volume and 61.4 percent in backlog for the year ended December 31, 2012, compared to 2011. These trends seem to indicate that demand for new housing is improving, although high unemployment levels and tight mortgage credit standards continue to negatively impact the homebuilding industry by keeping sales absorption rates per community depressed, compared to traditional levels. The Company believes that continued advances in revenue growth and financial performance will primarily come from a greater presence in its already established markets, its entry into new markets, and higher demand in the form of a return to more traditional absorption rates. The Company also believes its strategic goals of increasing its profitability and leverage through this expansion and strengthening of its balance sheet will position it to take full advantage of a continuation of the housing recovery.

The Company made significant progress during the year with a 47.1 percent increase in consolidated revenues; a 2.4 percent rise in housing gross profit margin; a 3.4 percent decline in the selling, general and administrative expense ratio; and a decisive increase in homebuilding and mortgage operations profitability in 2012, compared to the prior year. In 2012, the Company achieved its highest operating margin since 2006. Strategic land acquisitions in its Charlotte, Raleigh and Phoenix markets during 2012, as well as ongoing land acquisitions in all of its markets, should enhance the Company's ability to establish significant market share and create a platform for future growth. The Company issued $225.0 million of 1.6 percent convertible senior notes due May 2018, issued $250.0 million of 5.4 percent senior notes due October 2022 and redeemed $167.2 million of its 6.9 percent senior notes due June 2013 during the year to provide additional low-cost capital. This capital, combined with a strong beginning backlog of homes sold, a lean operating structure, and continuing improvements in economic conditions and potential homebuyer demographics, should allow the Company to meet volume and profitability expectations in 2013.

The Company's net income from continuing operations totaled $42.4 million, or $0.88 per diluted share, for the year ended December 31, 2012, compared to a net loss of $29.9 million, or $0.67 per diluted share, for 2011 and a net loss of $80.7 million, or $1.83 per diluted share, for 2010. The increase in net income for 2012, compared to 2011, was primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory and other valuation adjustments and write-offs; a decline in interest expense; and a reduced selling, general and administrative expense ratio. The decrease in net loss for 2011, compared to 2010, was primarily due to lower inventory and other valuation adjustments and write-offs and to a decline in interest expense, partially offset by lower closing volume and by a higher selling, general and administrative expense ratio. Pretax charges related to inventory and other valuation adjustments and write-offs totaled $6.3 million, $17.3 million and $41.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company continued to raise gross margins by investing in new communities; selectively increasing prices; completing less profitable communities; and lowering expense ratios. Housing gross profit margin for 2012 was 19.1 percent, compared to 16.7 percent for 2011 and 13.4 percent for 2010.

The Company's consolidated revenues increased 47.1 percent to $1.3 billion for the year ended December 31, 2012, from $889.5 million for 2011. This increase was primarily attributable to a 40.9 percent rise in closings and to a 4.8 percent increase in average closing price. The increase in average closing price was due to a more stable price environment, as well as to a change in the product and geographic mix of homes delivered during 2012, versus 2011. The Company's consolidated revenues decreased 11.1 percent to $889.5 million for 2011 from $1.0 billion for 2010. This decrease was primarily attributable to a 13.4 percent decline in closings, partially offset by a 2.4 percent increase in average closing price. Revenues for the homebuilding and financial services segments were $1.3 billion and $37.6 million in 2012, compared to $862.6 million and $26.9 million in 2011, and $969.8 million and $31.0 million in 2010, respectively.

The Company reported a rise in closing volume for the year ended December 31, 2012, compared to 2011, primarily due to increases in sales. New orders rose 51.8 percent to 5,719 units for the year ended December 31, 2012, from 3,767 units for 2011 primarily due to increases in sales rates and the number of active communities. New order dollars increased 61.9 percent for the year ended December 31, 2012, compared to 2011. The Company's average monthly sales absorption rate was 2.2 homes per community for the year ended December 31, 2012, versus 1.5 homes per community for 2011 and 1.6 homes per community for 2010. In order to prepare for the housing recovery and to increase profitability, the Company has grown its community count since the third quarter of 2010. The number of active communities rose 12.8 percent to 238 active communities at December 31, 2012, from 211 active communities at December 31, 2011. Backlog increased 61.4 percent to 2,391 units at December 31, 2012, compared to 1,481 units at December 31, 2011.

Selling, general and administrative expense, including corporate expense, totaled 14.9 percent of homebuilding revenues for 2012, compared to 18.3 percent for 2011. This decrease was primarily attributable to higher leverage resulting from increased revenues, partially offset by higher compensation expense primarily due to the impact of fluctuations in the Company's stock price. Selling, general and administrative expense, including corporate expense, totaled 18.3 percent of homebuilding revenues for 2011, compared to 17.4 percent for 2010. This increase was primarily attributable to lower leverage resulting from a decline in revenues and to severance expense, partially offset by reduced operating expenses and by the impact of cost-saving initiatives.

The Company ended 2012 with $614.6 million in cash, cash equivalents and marketable securities. Investments in new communities increased consolidated inventory owned by $294.4 million, or 38.7 percent, at December 31, 2012, compared to December 31, 2011. The Company's earliest senior debt maturity is in 2015. Its net debt-to-capital ratio, including marketable securities, was 50.8 percent at December 31, 2012, compared to 36.7 percent at December 31, 2011, as a result of the additional debt issued to facilitate growth during an anticipated housing recovery over the next few years. Stockholders' equity per share rose 10.3 percent to $11.16 at December 31, 2012, compared to $10.12 at December 31, 2011.

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

Homebuilding Overview

The combined homebuilding operations reported pretax earnings from continuing operations of $63.9 million for 2012, compared to pretax losses of $16.8 million and $42.7 million for 2011 and 2010, respectively. Homebuilding results in 2012 improved from those in 2011 primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory and other valuation adjustments and write-offs; a decline in interest expense; and a reduced selling, general and administrative expense ratio. Homebuilding results in 2011 improved from those in 2010 primarily due to lower inventory and other valuation adjustments and write-offs and to a decline in interest expense, partially offset by reduced closing volume and by a higher selling, general and administrative expense ratio.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2012	2011	2010

REVENUES
Housing	$1,263,120	$857,180	$964,419
Land and other	7,727	5,424	5,399

TOTAL REVENUES	1,270,847	862,604	969,818
EXPENSES
Cost of sales
Housing
Cost of sales	1,017,124	705,633	801,903
Valuation adjustments and write-offs	5,166	8,336	33,399

Total housing cost of sales	1,022,290	713,969	835,302
Land and other
Cost of sales	5,182	4,998	4,499
Valuation adjustments and write-offs	–	7,989	4,563

Total land and other cost of sales	5,182	12,987	9,062

Total cost of sales	1,027,472	726,956	844,364
Selling, general and administrative	163,373	134,113	143,748
Interest	16,118	18,348	24,389

TOTAL EXPENSES	1,206,963	879,417	1,012,501

PRETAX EARNINGS (LOSS)	$63,884	$(16,813)	$(42,683)

Closings (units)	4,809	3,413	3,939
Housing gross profit margin	19.1%	16.7%	13.4%
Selling, general and administrative ratio	12.9%	15.5%	14.8%

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; inventory held-for-sale; and cash deposits related to consolidated inventory not owned, rose 38.7 percent to $1.1 billion at December 31, 2012, from $761.2 million at December 31, 2011. Homes under construction increased 43.8 percent to $459.3 million at December 31, 2012, from $319.5 million at December 31, 2011, as a result of higher backlog. Land under development and improved lots increased 38.8 percent to $574.0 million at December 31, 2012, compared to $413.6 million at December 31, 2011, as the Company acquired additional land and opened more communities in 2012. The Company had 296 model homes with inventory values totaling $67.1 million at December 31, 2012, compared to 281 model homes with inventory values totaling $59.9 million at December 31, 2011. In addition, it had 724 started and unsold homes with inventory values totaling $120.2 million at December 31, 2012, compared to 555 started and unsold homes with inventory values totaling $99.2 million at December 31, 2011. Inventory held-for-sale declined 57.5 percent to $4.7 million at December 31, 2012, compared to $11.0 million at December 31, 2011. Investments in the Company's unconsolidated joint ventures decreased to $8.3 million at December 31, 2012, from $10.0 million at December 31, 2011, primarily due to net distributions from its joint ventures. The Company consolidated $39.5 million of inventory not owned at December 31, 2012, compared to $51.4 million at December 31, 2011.

The following table provides certain information with respect to the Company's number of residential communities and lots under development at December 31, 2012:

	COMMUNITIES
	ACTIVE	NEW AND NOT YET OPEN	INACTIVE	HELD- FOR-SALE	TOTAL	TOTAL LOTS CONTROLLED[1]

North	67	30	8	1	106	9,672
Southeast	85	36	14	8	143	9,389
Texas	57	20	–	1	78	5,105
West	29	21	3	1	54	4,456

Total	238	107	25	11	381	28,622

1
Includes lots controlled through the Company's investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At December 31, 2012, of the 11 communities that were held-for-sale, 9 communities had fewer than 20 lots remaining.

Low interest rates and home prices have led to more favorable affordability levels and an appearance of stabilization in most housing submarkets. The Company is primarily focused on reloading inventory and increasing profitability as housing market dynamics continue to recover, all while balancing those two objectives with cash preservation. Increasing community count is among the Company's greatest challenges and highest priorities. The Company secured 14,509 owned or optioned lots, opened 116 communities and closed 89 communities during the year ended December 31, 2012. The Company operated from 12.8 percent more active communities at December 31, 2012, than it did at December 31, 2011. The number of lots controlled was 28,305 lots at December 31, 2012, compared to 21,579 lots at December 31, 2011. Optioned lots, as a percentage of total lots controlled, were 37.2 percent and 33.6 percent at December 31, 2012 and 2011, respectively. In addition, the Company controlled 317 lots and 342 lots under joint venture agreements at December 31, 2012 and 2011, respectively.

New orders represent sales contracts that have been signed by the homebuyer and approved by the Company, subject to cancellations. The dollar value of new orders increased $590.7 million, or 61.9 percent, to $1.5 billion for the year ended December 31, 2012, from $954.0 million for the year ended December 31, 2011. This increase in new orders was primarily attributable to a 51.8 percent rise in sales rates and to a 12.8 percent increase in the number of active communities. The dollar value of new orders increased 14.4 percent to $954.0 million for 2011 from $834.2 million for 2010. This increase in new orders was primarily attributable to a 9.9 percent rise in sales rates and to a 9.3 percent increase in the number of active communities. For the years ended December 31, 2012, 2011 and 2010, cancellation rates totaled 19.0 percent, 20.2 percent and 21.2 percent, respectively. Unit orders increased 51.8 percent to 5,719 new orders in 2012, compared to 3,767 new orders in 2011. Unit orders increased 9.9 percent to 3,767 new orders in 2011, compared to 3,428 new orders in 2010.

Homebuilding revenues increased 47.3 percent to $1.3 billion for 2012 from $862.6 million for 2011 primarily due to a 40.9 percent rise in closings and to a 4.8 percent increase in average closing price. Homebuilding revenues decreased 11.1 percent to $862.6 million for 2011 from $969.8 million for 2010 primarily due to a 13.4 percent decline in closings, partially offset by a 2.4 percent increase in average closing price.

In order to manage risk and return of land investments, match land supply with anticipated volume levels and monetize marginal land positions, the Company executed several land and lot sales during the year. Homebuilding revenues included $7.7 million from land and lot sales for the year ended December 31, 2012, compared to $5.4 million for each of the years ended December 31, 2011 and 2010, which resulted in pretax earnings of $2.5 million, $426,000 and $900,000 for 2012, 2011 and 2010, respectively. Gross profit margin from land and lot sales was 32.9 percent, 7.9 percent and 16.7 percent for the years ended December 31, 2012, 2011 and 2010, respectively. Fluctuations in revenues and gross profit percentages from land and lot sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Housing gross profit margin was 19.1 percent for the year ended December 31, 2012, compared to 16.7 percent for 2011. This improvement in housing gross profit margin was primarily attributable to a relative decline in direct construction costs of 0.9 percent; higher leverage of direct overhead expense of 0.6 percent due to an increase in the number of homes delivered; and lower land costs of 0.5 percent. Housing gross profit margin was 16.7 percent for the year ended December 31, 2011, compared to 13.4 percent for 2010. This improvement in housing gross profit margin was primarily attributable to a relative decline in direct construction costs of 1.6 percent; lower land costs of 1.2 percent; and the recovery of Chinese drywall warranty costs from third parties of 0.3 percent. Inventory and other valuation adjustments and write-offs affecting housing gross profit margin decreased to $5.2 million for the year ended December 31, 2012, from $8.3 million for 2011 and $33.4 million for 2010.

The homebuilding segments' selling, general and administrative expense ratio totaled 12.9 percent of homebuilding revenues for 2012, 15.5 percent for 2011 and 14.8 percent for 2010. The decrease in the selling, general and administrative expense ratio for 2012, compared to 2011, was primarily attributable to higher leverage resulting from increased revenues, as well as to the impact of cost-saving initiatives. The increase in the selling, general and administrative expense ratio for 2011, compared to 2010, was primarily attributable to lower leverage resulting from a decline in revenues and to severance charges totaling $4.6 million, partially offset by the impact of cost-saving initiatives.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $58.4 million, $56.4 million and $55.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The homebuilding segments recorded $16.1 million, $18.3 million and $24.4 million of interest expense for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in interest expense in 2012 from 2011 was primarily due to the capitalization of a greater amount of interest incurred during 2012, which resulted from a higher level of inventory under development, partially offset by interest incurred on additional senior notes issued in 2012. The decrease in interest expense in 2011 from 2010 was primarily due to the capitalization of a greater amount of interest incurred during 2011, which resulted from a higher level of inventory under development, and to lower debt outstanding. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

The Company's net loss from discontinued operations totaled $2.0 million, or $0.04 per diluted share, for the year ended December 31, 2012, compared to a net loss of $20.9 million, or $0.47 per diluted share, for 2011 and a net loss of $4.4 million, or $0.10 per diluted share, for 2010. Pretax charges related to inventory and other valuation adjustments and write-offs from discontinued operations totaled $1.9 million, or $0.04 per diluted share, $16.0 million, or $0.36 per diluted share, and $2.1 million, or $0.05 per diluted share, for the years ended December 31, 2012, 2011 and 2010, respectively. (See Note M, "Discontinued Operations.")

Homebuilding Segment Information

The Company's homebuilding operations consist of four geographically determined regional reporting segments: North, Southeast, Texas and West.

New Orders

New orders increased 51.8 percent to 5,719 units for the year ended December 31, 2012, from 3,767 units for 2011, and new order dollars for 2012 rose 61.9 percent, compared to 2011. New orders for 2012, compared to 2011, increased 32.0 percent in the North, 65.2 percent in the Southeast, 19.4 percent in Texas and 182.3 percent in the West. New orders for 2011, compared to 2010, increased 8.5 percent in the North, 13.2 percent in the Southeast and 15.6 percent in Texas, and decreased 9.9 percent in the West. The rise in new orders in 2012 was primarily due to a general increase in consumer demand and to a 12.8 percent rise in the number of active communities, although broader market trends and economic conditions that contribute to soft demand for residential housing persist. Additionally, the Company's average monthly sales absorption rate was 2.2 homes per community for the year ended December 31, 2012, versus 1.5 homes per community for 2011 and 1.6 homes per community for 2010.

The following table provides the number of the Company's active communities:

	DECEMBER 31,
	2012	% CHG	2011	% CHG	2010	% CHG

North	67	8.1%	62	6.9%	58	20.8%
Southeast	85	39.3	61	13.0	54	(8.5)
Texas	57	(14.9)	67	1.5	66	46.7
West	29	38.1	21	40.0	15	(6.3)

Total	238	12.8%	211	9.3%	193	14.9%

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

The following table provides the Company's new orders (units and aggregate sales values) for the years ended December 31, 2012, 2011 and 2010:

	2012	% CHG	2011	% CHG	2010	% CHG

UNITS
North	1,571	32.0%	1,190	8.5%	1,097	(30.6)%
Southeast	1,936	65.2	1,172	13.2	1,035	(18.6)
Texas	1,286	19.4	1,077	15.6	932	(23.5)
West	926	182.3	328	(9.9)	364	(53.7)

Total	5,719	51.8%	3,767	9.9%	3,428	(29.4)%

DOLLARS (in millions)
North	$461	41.5%	$326	12.5%	$289	(30.4)%
Southeast	454	79.3	253	13.3	224	(23.3)
Texas	345	26.7	272	17.9	231	(20.0)
West	285	177.1	103	13.9	90	(48.3)

Total	$1,545	61.9%	$954	14.4%	$834	(28.8)%

The following table provides the Company's cancellation rates for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

North	19.4%	19.4%	23.3%
Southeast	18.3	18.7	17.5
Texas	22.2	21.9	21.7
West	14.9	22.3	23.2

Total	19.0%	20.2%	21.2%

The following table provides the Company's sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
(in thousands)	AVG $ PER UNIT	% OF REVENUES	AVG $ PER UNIT	% OF REVENUES	AVG $ PER UNIT	% OF REVENUES

North	$25	8.0%	$29	9.6%	$33	11.2%
Southeast	23	9.3	26	10.7	26	10.3
Texas	40	13.5	40	13.8	35	12.2
West	21	6.3	29	9.2	30	11.6

Total	$28	9.6%	$31	11.2%	$31	11.3%

Closings

The following table provides the Company's closings and average closing prices for the years ended December 31, 2012, 2011 and 2010:

	2012	% CHG	2011	% CHG	2010	% CHG

UNITS
North	1,372	23.9%	1,107	(13.5)%	1,280	(21.7)%
Southeast	1,576	59.5	988	(14.4)	1,154	(2.9)
Texas	1,242	19.0	1,044	7.2	974	(14.3)
West	619	125.9	274	(48.4)	531	(22.4)

Total	4,809	40.9%	3,413	(13.4)%	3,939	(15.2)%

AVERAGE PRICE (in thousands)
North	$286	5.5%	$271	1.9%	$266	1.1%
Southeast	225	3.2	218	(3.1)	225	(5.5)
Texas	259	3.2	251	0.8	249	6.4
West	314	7.2	293	26.8	231	1.3

Total	$263	4.8%	$251	2.4%	$245	0.4%

Outstanding Contracts

Outstanding contracts denote the Company's backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At December 31, 2012, the Company had outstanding contracts for 2,391 units, representing a 61.4 percent increase from 1,481 units at December 31, 2011, primarily due to a 51.8 percent rise in unit orders during 2012, compared to 2011. The $663.4 million value of outstanding contracts at December 31, 2012, represented a 73.8 percent increase from $381.8 million at December 31, 2011.

The following table provides the Company's outstanding contracts (units, aggregate dollar values and average prices) at December 31, 2012, 2011 and 2010:

	DECEMBER 31, 2012			DECEMBER 31, 2011			DECEMBER 31, 2010
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)

North	619	$188	$305	420	$121	$288	337	$95	$283
Southeast	881	211	239	521	111	214	337	74	219
Texas	477	135	283	433	112	258	400	101	252
West	414	129	311	107	38	353	53	15	285

Total	2,391	$663	$277	1,481	$382	$258	1,127	$285	$253

At December 31, 2012, the Company projected that approximately 50 percent of its outstanding contracts will close during the first quarter of 2013, subject to cancellations.

STATEMENTS OF EARNINGS

The following table provides a summary of the results for the homebuilding segments for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010

NORTH
Revenues	$393,238	$299,595	$344,154
Expenses
Cost of sales	324,572	254,566	298,479
Selling, general and administrative	50,963	47,162	52,737
Interest	6,101	6,921	8,780

Total expenses	381,636	308,649	359,996

Pretax earnings (loss)	$11,602	$(9,054)	$(15,842)
Housing gross profit margin	17.5%	15.0%	13.3%

SOUTHEAST
Revenues	$355,621	$218,672	$259,357
Expenses
Cost of sales	286,450	189,895	230,573
Selling, general and administrative	46,399	35,175	37,631
Interest	4,206	5,278	7,599

Total expenses	337,055	230,348	275,803

Pretax earnings (loss)	$18,566	$(11,676)	$(16,446)
Housing gross profit margin	19.5%	16.5%	12.7%

TEXAS
Revenues	$323,162	$262,321	$242,691
Expenses
Cost of sales	257,402	213,457	208,398
Selling, general and administrative	39,900	36,070	31,299
Interest	2,876	3,551	5,486

Total expenses	300,178	253,078	245,183

Pretax earnings (loss)	$22,984	$9,243	$(2,492)
Housing gross profit margin	20.4%	19.1%	14.4%

WEST
Revenues	$198,826	$82,016	$123,616
Expenses
Cost of sales	159,048	69,038	106,914
Selling, general and administrative	26,111	15,706	22,081
Interest	2,935	2,598	2,524

Total expenses	188,094	87,342	131,519

Pretax earnings (loss)	$10,732	$(5,326)	$(7,903)
Housing gross profit margin	19.4%	15.7%	13.3%

TOTAL
Revenues	$1,270,847	$862,604	$969,818
Expenses
Cost of sales	1,027,472	726,956	844,364
Selling, general and administrative	163,373	134,113	143,748
Interest	16,118	18,348	24,389

Total expenses	1,206,963	879,417	1,012,501

Pretax earnings (loss)	$63,884	$(16,813)	$(42,683)
Housing gross profit margin	19.1%	16.7%	13.4%

Homebuilding Segments 2012 versus 2011

North—Homebuilding revenues increased 31.3 percent to $393.2 million in 2012 from $299.6 million in 2011 primarily due to a 23.9 percent rise in the number of homes delivered and to a 5.5 percent increase in average closing price. Gross profit margin on home sales was 17.5 percent in 2012, compared to 15.0 percent in 2011. This improvement was primarily due to higher leverage of direct overhead expense of 0.7 percent, reduced relative direct construction costs of 0.5 percent and lower land costs of 0.5 percent. As a result, the North region generated pretax earnings of $11.6 million in 2012, compared to a pretax loss of $9.1 million in 2011.

Southeast—Homebuilding revenues increased 62.6 percent to $355.6 million in 2012 from $218.7 million in 2011 primarily due to a 59.5 percent rise in the number of homes delivered and to a 3.2 percent increase in average closing price. Gross profit margin on home sales was 19.5 percent in 2012, compared to 16.5 percent in 2011. This improvement was primarily due to a decline in land costs of 1.8 percent and higher leverage of direct overhead expense of 0.8 percent. As a result, the Southeast region generated pretax earnings of $18.6 million in 2012, compared to a pretax loss of $11.7 million in 2011.

Texas—Homebuilding revenues increased 23.2 percent to $323.2 million in 2012 from $262.3 million in 2011 primarily due to a 19.0 percent rise in the number of homes delivered and to a 3.2 percent increase in average closing price. Gross profit margin on home sales was 20.4 percent in 2012, compared to 19.1 percent in 2011. This improvement was primarily due to a decline in land costs of 0.9 percent and to reduced relative direct construction costs of 0.5 percent. As a result, the Texas region generated pretax earnings of $23.0 million in 2012, compared to pretax earnings of $9.2 million in 2011.

West—Homebuilding revenues increased 142.4 percent to $198.8 million in 2012 from $82.0 million in 2011 primarily due to a 125.9 percent rise in the number of homes delivered and to a 7.2 percent increase in average closing price. Gross profit margin on home sales was 19.4 percent in 2012, compared to 15.7 percent in 2011. This improvement was primarily due to higher leverage of direct overhead expense of 1.4 percent, lower warranty costs of 1.1 percent and reduced relative direct construction costs of 1.0 percent. As a result, the West region generated pretax earnings of $10.7 million in 2012, compared to a pretax loss of $5.3 million in 2011.

Homebuilding Segments 2011 versus 2010

North—Homebuilding revenues decreased 12.9 percent to $299.6 million in 2011 from $344.2 million in 2010 primarily due to a 13.5 percent decline in the number of homes delivered, partially offset by a 1.9 percent increase in average closing price. Gross profit margin on home sales was 15.0 percent in 2011, compared to 13.3 percent in 2010. This improvement was primarily due to declines in relative direct construction costs of 1.4 percent and land costs of 1.2 percent, partially offset by a joint venture impairment of 0.6 percent. As a result, the North region incurred a pretax loss of $9.1 million in 2011, compared to a pretax loss of $15.8 million in 2010.

Southeast—Homebuilding revenues decreased 15.7 percent to $218.7 million in 2011 from $259.4 million in 2010 primarily due to a 14.4 percent decline in the number of homes delivered and to a 3.1 percent decrease in average closing price. Gross profit margin on home sales was 16.5 percent in 2011, compared to 12.7 percent in 2010. This improvement was primarily due to declines in land costs of 2.5 percent and relative direct construction costs of 1.5 percent, partially offset by lower leverage of direct overhead expense of 0.5 percent. As a result, the Southeast region incurred a pretax loss of $11.7 million in 2011, compared to a pretax loss of $16.4 million in 2010.

Texas—Homebuilding revenues increased 8.1 percent to $262.3 million in 2011 from $242.7 million in 2010 primarily due to a 7.2 percent rise in the number of homes delivered and to a 0.8 percent increase in average closing price. Gross profit margin on home sales was 19.1 percent in 2011, compared to 14.4 percent in 2010. This improvement was primarily due to a decrease in land costs of 3.8 percent. As a result, the Texas region generated pretax earnings of $9.2 million in 2011, compared to a pretax loss of $2.5 million in 2010.

West—Homebuilding revenues decreased 33.7 percent to $82.0 million in 2011 from $123.6 million in 2010 primarily due to a 48.4 percent decline in the number of homes delivered, partially offset by a 26.8 percent increase in average closing price. Gross profit margin on home sales was 15.7 percent in 2011, compared to 13.3 percent in 2010. This improvement was primarily due to reduced joint venture impairments of 3.7 percent. As a result, the West region incurred a pretax loss of $5.3 million in 2011, compared to a pretax loss of $7.9 million in 2010.

Impairments

As required by the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") No. 360 ("ASC 360"), "Property, Plant and Equipment," inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

The following table provides the total inventory and other valuation adjustments and write-offs taken during the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010

North
Inventory impairment charges	$–	$2,993	$11,658
Joint venture and other valuation adjustments and write-offs	–	1,889	2,850
Option deposit and preacquisition feasibility cost write-offs	3,580	849	686

Total	3,580	5,731	15,194
Southeast
Inventory impairment charges	–	8,673	12,400
Joint venture and other valuation adjustments and write-offs	8	25	125
Option deposit and preacquisition feasibility cost write-offs	251	316	882

Total	259	9,014	13,407
Texas
Inventory impairment charges	–	1,624	8,186
Joint venture and other valuation adjustments and write-offs	–	–	–
Option deposit and preacquisition feasibility cost write-offs	119	26	44

Total	119	1,650	8,230
West
Inventory impairment charges	1,880	437	–
Joint venture and other valuation adjustments and write-offs	140	(6)	4,633
Option deposit and preacquisition feasibility cost write-offs	284	493	474

Total	2,304	924	5,107
Total
Inventory impairment charges	1,880	13,727	32,244
Joint venture and other valuation adjustments and write-offs	148	1,908	7,608
Option deposit and preacquisition feasibility cost write-offs	4,234	1,684	2,086

Total	$6,262	$17,319	$41,938

Additionally, the Company had $1.9 million, $16.0 million and $2.1 million of inventory and other valuation adjustments and write-offs associated with its discontinued operations in 2012, 2011 and 2010, respectively.

The Company recorded inventory impairment charges of $1.9 million, $13.7 million and $32.2 million during the years ended December 31, 2012, 2011 and 2010, respectively, in order to reduce the carrying values of the impaired communities to their estimated fair values. During 2012, one community in which the Company expects to build homes was impaired for a total of $1.9 million due to declining prices resulting from the competitive pressure of new, resale and distressed properties. At December 31, 2012, the fair value of this community's inventory that was subject to impairment during the year was $2.9 million. During 2011, eight communities in which the Company expects to build homes were impaired for a total of $5.7 million and ten communities with land or lots held-for-sale were impaired for a total of $8.0 million due to declining prices resulting from the competitive pressure of new, resale and distressed properties. During 2010, eleven communities in which the Company expects to build homes were impaired for a total of $27.7 million and seven communities with land or lots held-for-sale were impaired for a total of $4.5 million due to declining prices resulting from the competitive pressure of new, resale and distressed properties. Should market conditions deteriorate or costs increase, it is possible that the Company's estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges.

The following table provides the total number of communities impaired for the years ended December 31, 2012, 2011 and 2010:

	2012	% CHG	2011	% CHG	2010	% CHG

North	–	(100.0)%	3	(25.0)%	4	(85.7)%
Southeast	–	(100.0)	8	(11.1)	9	(74.3)
Texas	–	(100.0)	5	–	5	–
West	1	(50.0)	2	100.0	–	(100.0)

Total	1	(94.4)%	18	–%	18	(77.8)%

Additionally, the Company impaired 2 communities, 20 communities and 4 communities associated with its discontinued operations in 2012, 2011 and 2010, respectively.

The Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the year ended December 31, 2012, the Company wrote off $3.2 million and $996,000 of earnest money deposits and preacquisition feasibility costs, respectively. The Company wrote off $690,000 and $994,000 of earnest money deposits and preacquisition feasibility costs, respectively, during 2011, compared to $1.4 million and $690,000, respectively, during 2010. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

Investments in Joint Ventures

As of December 31, 2012, the Company participated in five active homebuilding joint ventures in the Austin, Chicago, Denver and Washington, D.C., markets. These joint ventures exist for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. Depending on the number of joint ventures and the level of activity in the entities, annual earnings from the Company's joint ventures investments will vary significantly. The Company's investments in its unconsolidated joint ventures totaled $8.3 million at December 31, 2012, compared to $10.0 million at December 31, 2011. For the year ended December 31, 2012, the Company's equity in earnings from its unconsolidated joint ventures totaled $1.2 million. For the year ended December 31, 2011, the Company's equity in losses from its unconsolidated joint ventures totaled $976,000 primarily as a result of a $1.9 million impairment related to a commercial parcel in a joint venture in Chicago. For the year ended December 31, 2010, the Company's equity in losses from its unconsolidated joint ventures totaled $3.7 million primarily as a result of $4.1 million in valuation adjustments recorded against its investments in two joint ventures in Denver. (See "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

Financial Services

The Company's financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party purchaser then services and manages the loans. The fair values of the Company's mortgage loans held-for-sale totaled $108.0 million and $82.4 million at December 31, 2012 and 2011, respectively.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2012	2011	2010

REVENUES
Income from origination and sale of mortgage loans, net	$28,634	$19,873	$23,933
Title, escrow and insurance	7,199	5,895	6,573
Interest and other	1,786	1,159	501

TOTAL REVENUES	37,619	26,927	31,007
EXPENSES	24,477	21,188	30,162

PRETAX EARNINGS	$13,142	$5,739	$845

Originations (units)	3,039	2,556	3,183
Ryland Homes origination capture rate	68.1%	75.7%	81.2%

In 2012, RMC's mortgage origination operations consisted primarily of mortgage loans originated in connection with the sale of the Company's homes. The number of mortgage originations was 3,039 in 2012, compared to 2,556 in 2011 and 3,183 in 2010. During 2012, origination volume totaled $695.8 million. The vast majority of this amount was used for purchasing homes built by the Company, while the remainder was used for either purchasing homes built by others, purchasing existing homes or refinancing existing mortgage loans. The capture rate of mortgages originated for customers of the Company's homebuilding operations was 68.1 percent in 2012, compared to 75.7 percent in 2011 and 81.2 percent in 2010. The mortgage capture rate represents the percentage of homes sold and closed by the Company that were financed with mortgage loans obtained from RMC. Approximately eight percent of the Company's homebuyers did not finance their home purchase with a mortgage.

The financial services segment reported pretax earnings of $13.1 million, $5.7 million and $845,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The rise in pretax earnings for 2012, compared to 2011, was primarily due to increases in locked loan pipeline and origination volumes and to higher title income, partially offset by a rise in personnel and legal expenses and by interest related to the financial services credit facility that was entered into during December 2011. The increase in pretax earnings for 2011, compared to 2010, was primarily due to decreases in loan indemnification expense and overhead costs and to a higher locked loan pipeline, partially offset by lower origination income due to a decline in volume and by lower income related to the Company's insurance captive.

Revenues for the financial services segment totaled $37.6 million in 2012, compared to $26.9 million in 2011 and $31.0 million in 2010. The 39.7 percent increase in revenues for 2012, compared to 2011, was primarily due to increases in locked loan pipeline and origination volumes and to higher title income. The 13.2 percent decrease in revenues for 2011, compared to 2010, was primarily due to a decline in origination volume and to lower title income, partially offset by a higher locked loan pipeline.

During 2012, financial services expense totaled $24.5 million and included $11.9 million related to direct expenses of RMC's mortgage operations; $7.9 million related to operating and other expenses; $3.3 million related to title and insurance expenses; and $1.4 million related to loan indemnification expense. Financial services expense totaled $21.2 million for 2011. The increase in expense for 2012 from 2011 was primarily attributable to higher personnel and legal expenses and to interest related to the financial services credit facility that was entered into during December 2011. Financial services expense for 2011 decreased to $21.2 million from $30.2 million for 2010 primarily due to a decline in loan indemnification expense and to savings that resulted from personnel and other reductions made in an effort to align overhead expense with lower production volume, partially offset by lower income from the Company's insurance captive.

In 2012, 99.1 percent of the loans originated by RMC had fixed interest rates. Approximately 51 percent were government loans and 49 percent were prime loans, which included bond loans administered by various city, state or municipality housing programs. Prime mortgage loans are generally defined as agency-eligible loans (Fannie Mae/Freddie Mac) and any nonconforming loans that would otherwise meet agency criteria. Currently, these loans are generally obtained by borrowers with Fair Isaac Corporation ("FICO") credit scores that exceed 620. RMC did not originate mortgage loans classified as subprime, reduced documentation or pay-option adjustable-rate. During 2012, the mortgage loans originated by RMC were sold to investors such as Wells Fargo, JPMorgan Chase Bank, N.A. ("JPM") and Freddie Mac, or to specialized state bond loan programs. The Company has an early purchase program with a financial institution and a repurchase credit facility with JPM. RMC is typically not required to repurchase mortgage loans. Generally, the Company is required to indemnify its investors to which mortgage loans are sold if it is shown that there has been undiscovered fraud on the part of the borrower; if there are losses due to origination deficiencies attributable to RMC; or if the borrower does not make a first payment. The Company incurred $1.4 million in indemnification expense during 2012 and 2011, compared to $8.5 million in indemnification expense during 2010, and held loan loss or related litigation reserves of $10.5 million and $10.1 million for payment of future indemnifications at December 31, 2012 and 2011, respectively. (See Note K, "Commitments and Contingencies.")

Early Retirement of Debt

The Company recognized pretax charges related to early retirement of debt that totaled $9.1 million, $1.6 million and $19.3 million in 2012, 2011 and 2010, respectively.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During 2012, the Company determined that a full valuation allowance was warranted. At December 31, 2012, the balance of the deferred tax valuation allowance was $258.9 million. The decrease of $11.6 million in the deferred tax valuation allowance during the year was primarily due to a reversal resulting from net income generated during the year.

The Company made a $1.6 million settlement payment for income tax, interest and penalty to a state taxing authority during 2011. Additionally, it recorded a tax benefit of $2.4 million to reverse the excess reserve previously recorded for the tax position that related to this settlement.

The Company's provision for income tax presented an overall effective income tax expense rate of 3.8 percent for the year ended December 31, 2012, an overall effective income tax benefit rate of 5.3 percent for 2011 and an effective income tax expense rate of 0.2 percent for 2010. For the years ended December 31, 2012, 2011 and 2010, the Company's effective rates differed from the federal and state statutory rates primarily due to changes in the net valuation allowance against its deferred tax assets. Changes in the effective income tax rate for 2012, 2011 and 2010 were primarily due to the settlement of previously reserved unrecognized tax benefits. (See "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note H, "Income Taxes.")

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

The Company's net loss from discontinued operations totaled $2.0 million, or $0.04 per diluted share, for the year ended December 31, 2012, compared to a net loss of $20.9 million, or $0.47 per diluted share, for 2011 and a net loss of $4.4 million, or $0.10 per diluted share, for 2010. Pretax charges related to inventory and other valuation adjustments and write-offs associated with discontinued operations totaled $1.9 million, or $0.04 per diluted share, for the year ended December 31, 2012, compared to $16.0 million, or $0.36 per diluted share, for 2011 and $2.1 million, or $0.05 per diluted share, for 2010.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; borrowings under a repurchase credit facility;

and a revolving credit facility that was terminated by the Company in 2009. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new communities to facilitate continued profitability. As a result of this strategy, the Company opened 116 new communities during 2012; ended the year with $614.6 million in cash, cash equivalents and marketable securities; issued $225.0 million of new 1.6 percent convertible senior notes; issued $250.0 million of new 5.4 percent senior notes; and redeemed $167.2 million of its existing 6.9 percent senior notes. The Company's housing gross profit margin increased to 19.1 percent in 2012 from 16.7 percent in 2011. This improvement in housing gross profit margin was primarily attributable to a relative decline in direct construction costs of 0.9 percent; higher leverage of direct overhead expense of 0.6 percent due to an increase in the number of homes delivered; and lower land costs of 0.5 percent.

	DECEMBER 31,
(in millions)	2012	2011

Cash, cash equivalents and marketable securities	$615	$563
Housing inventories[1]	1,056	761
Debt	1,134	824
Stockholders' equity	$504	$450
Net debt-to-capital ratio, including marketable securities	50.8%	36.7%

1
Excludes consolidated inventory not owned, net of cash deposits.

Consolidated inventory owned by the Company increased 38.7 percent to $1.1 billion at December 31, 2012, compared to $761.2 million at December 31, 2011. The Company attempts to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At December 31, 2012, it controlled 28,305 lots, with 17,781 lots owned and 10,524 lots, or 37.2 percent, under option. Lots controlled increased 31.2 percent at December 31, 2012, from 21,579 lots controlled at December 31, 2011. The Company also controlled 317 lots and 342 lots under joint venture agreements at December 31, 2012 and 2011, respectively. (See "Housing Inventories" and "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2012, the Company's net debt-to-capital ratio, including marketable securities, increased to 50.8 percent from 36.7 percent at December 31, 2011, primarily as a result of investments in inventory. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $614.6 million and $563.2 million in cash, cash equivalents and marketable securities at December 31, 2012 and 2011, respectively.

The following table provides the Company's cash flow activities from continuing operations for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010

Net cash from continuing operations provided by (used for):
Operating activities	$(200,875)	$(157,668)	$(67,532)
Investing activities	(47,659)	82,311	5,984
Financing activities	245,113	8,112	2,996

Net decrease in cash and cash equivalents from continuing operations	$(3,421)	$(67,245)	$(58,552)

Increase (decrease) in investments in marketable securities, available-for-sale, net	$41,004	$(90,779)	$(20,059)

During 2012, the Company used $200.9 million of cash for operating activities from continuing operations, which included cash outflows related to a $301.6 million increase in inventories and $404,000 for income tax payments, offset by cash inflows of $101.1 million from other operating activities. Investing activities from continuing operations used $47.7 million, which included cash outflows of $37.4 million related to net investments in marketable securities and $12.7 million related to property, plant and equipment, offset by cash inflows of $2.3 million related to a net return of investment in unconsolidated joint ventures. Financing activities from continuing operations provided $245.1 million, which included cash inflows related to a $299.9 million net increase in senior debt and short-term borrowings and to $14.4 million from the issuance of common stock, offset by cash outflows related to a $49.9 million net decrease in borrowings against its financial services credit facility, an increase of $13.8 million in restricted cash and payments of $5.4 million for dividends. Net cash used for continuing operations during 2012 was $3.4 million.

During 2011, the Company used $157.7 million of cash for operating activities from continuing operations, which included cash outflows related to an $85.5 million increase in inventories, $70.9 million for other operating activities and $1.3 million for income tax payments. Investing activities from continuing operations provided $82.3 million, which included cash inflows of $91.2 million related to net investments in marketable securities and $2.0 million related to a net return of investment in unconsolidated joint ventures, offset by cash outflows of $11.0 million related to property, plant and equipment. The Company provided $8.1 million for financing activities from continuing operations, which included cash inflows related to a $49.9 million increase in net borrowings against its financial services credit facility, a decline of $18.0 million in restricted cash and $3.6 million from the issuance of common stock, offset by cash outflows related to $58.0 million from net decreases in senior debt and short-term borrowings and to payments of $5.4 million for dividends. The net cash used for continuing operations during 2011 was $67.2 million.

During 2010, the Company used $67.5 million of cash for operating activities from continuing operations, which included cash outflows related to a $112.1 million increase in inventories and $54.7 million for other operating activities, offset by cash inflows of $99.3 million from net income tax refunds. Investing activities from continuing operations provided $6.0 million, which included cash inflows of $22.4 million related to net investments in marketable securities, offset by cash outflows of $12.4 million related to property, plant and equipment and $4.0 million related to net contributions to unconsolidated joint ventures. Financing activities from continuing operations provided $3.0 million, which included cash inflows of $6.4 million from net increases in senior debt and short-term borrowings and $4.9 million from the issuance of common stock, offset by cash outflows related to payments of $5.4 million for dividends and to an increase of $2.9 million in restricted cash. The net cash used for continuing operations during 2010 was $58.6 million.

Dividends declared totaled $0.12 per share for the annual periods ended December 31, 2012, 2011 and 2010.

For the year ended December 31, 2012, borrowing arrangements for the homebuilding segments included senior notes, convertible senior notes and nonrecourse secured notes payable.

Senior Notes

Senior notes outstanding, net of discount, totaled $1.1 billion and $820.0 million at December 31, 2012 and 2011, respectively.

During 2012, the Company issued $250.0 million of 5.4 percent senior notes due October 2022. The Company will pay interest on the notes on April 1 and October 1 of each year, commencing on April 1, 2013. The Company will use the $246.6 million in net proceeds that it received from this offering for general corporate purposes, which may include the repayment or repurchase of outstanding debt or the purchase of marketable securities.

Additionally during 2012, the Company issued $225.0 million of 1.6 percent convertible senior notes due May 2018. The Company will pay interest on the notes on May 15 and November 15 of each year, which commenced on November 15, 2012. The Company received net proceeds of $218.8 million from this offering prior to offering expenses. A portion of the proceeds was used for debt redemption, and the remaining proceeds will be used for general corporate purposes. (See Note G, "Debt and Credit Facilities.")

For the year ended December 31, 2012, the Company paid $177.2 million to redeem and repurchase $167.2 million of its 6.9 percent senior notes due June 2013, resulting in a loss of $9.1 million. For the year ended December 31, 2011, the Company's repurchases of its senior notes totaled $51.5 million in the open market, for which it paid $52.9 million, resulting in a loss of $1.6 million. For the year ended December 31, 2010, the Company's repurchases of its senior notes totaled $27.0 million in the open market, for which it paid $26.6 million, resulting in a net gain of $196,000. The gains or losses resulting from these debt repurchases were included in "Loss related to early retirement of debt, net" within the Consolidated Statements of Earnings.

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

Additionally in 2010, the Company redeemed and repurchased, pursuant to a tender offer and redemption, an aggregate $255.7 million of its senior notes due 2012, 2013 and 2015 for $273.9 million in cash. It recognized a charge of $19.5 million resulting from the tender offer and redemption, which was included in "Loss related to early retirement of debt, net" within the Consolidated Statements of Earnings.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2012.

The Company's obligations to pay principal, premium and interest under its 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; 6.6 percent senior notes due May 2020; and 5.4 percent senior notes due October 2022 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full and unconditional. (See Note L, "Supplemental Guarantor Information.")

Financial Services Credit Facility

During 2011, RMC entered into a $50.0 million repurchase credit facility with JPM. This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. During 2012, this facility was increased to $75.0 million and extended to December 2013. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At December 31, 2012, the Company was in compliance with these covenants. The Company had no outstanding borrowings against this credit facility at December 31, 2012, compared to outstanding borrowings against this credit facility that totaled $49.9 million at December 31, 2011.

Letter of Credit Agreements

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $79.5 million and $66.0 million under these agreements at December 31, 2012 and 2011, respectively. (See Note G, "Debt and Credit Facilities.")

Nonrecourse Secured Notes Payable

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2012 and 2011, outstanding seller-financed nonrecourse secured notes payable totaled $6.0 million and $3.8 million, respectively. (See Note G, "Debt and Credit Facilities.")

Financial Services Subsidiaries

The financial services segment uses existing equity and cash generated internally to finance its operations. The Company has an early purchase program with a financial institution and a repurchase credit facility with JPM.

Other

During 2012, the Company filed a shelf registration with the SEC. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. The Company filed this registration statement to replace the prior registration statement that expired February 6, 2012. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

During 2012, the Company did not repurchase any shares of its outstanding common stock. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 3.9 million additional shares, based on the Company's stock price at December 31, 2012. Outstanding shares of common stock at December 31, 2012 and 2011, totaled 45,175,053 and 44,413,594, respectively.

The following table provides a summary of the Company's contractual cash obligations and commercial commitments at December 31, 2012, and the effect such obligations are expected to have on its future liquidity and cash flow:

(in thousands)	TOTAL	2013	2014–2015	2016–2017	AFTER 2017

Debt, principal maturities	$1,137,468	$4,054	$126,794	$231,620	$775,000
Interest on debt	407,483	63,087	122,775	102,918	118,703
Operating leases	20,225	4,414	8,619	4,571	2,621
Land option contracts[1]	455	455	–	–	–

Total at December 31, 2012	$1,565,631	$72,010	$258,188	$339,109	$896,324

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At December 31, 2012, the Company had $53.1 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $589.6 million, of which option contracts totaling $492,000 contained specific performance provisions. At December 31, 2011, the Company had $51.9 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $407.6 million, of which option contracts totaling $1.0 million contained specific performance provisions. Additionally, the Company's liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC No. 810 ("ASC 810"), "Consolidation," the Company consolidated $39.5 million and $51.4 million of inventory not owned related to land and lot option purchase contracts at December 31, 2012 and 2011, respectively. (See "Variable Interest Entities" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2012 and 2011, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $79.5 million and $66.0 million, respectively. Additionally, at December 31, 2012, it had development or performance bonds that totaled $108.4 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $93.9 million at December 31, 2011. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

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

Income Recognition

As required by ASC No. 976 ("ASC 976"), "Real Estate—Retail Land," revenues and cost of sales are recorded at the time each home or lot is closed; title and possession are transferred to the buyer; and there is no significant continuing involvement from the Company. In order to match revenues with related expenses, land, land development, interest, taxes and other related costs (both incurred and estimated to be incurred in the future) are allocated to the cost of homes closed, based upon the relative sales value basis of the total number of homes to be constructed in each community, in accordance with ASC No. 970 ("ASC 970"), "Real Estate—General." Estimated land, common area development and related costs of planned communities, including the cost of amenities, are allocated to individual parcels or communities on a relative sales value basis. Changes to estimated costs, subsequent to the commencement of the delivery of homes, are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific-identification method.

Marketable Securities

In 2009, the Company began to invest a portion of its available cash and cash equivalent balances in marketable securities having maturities in excess of three months in a managed portfolio. These investments are primarily held in the custody of a single financial institution. To be considered for investment, securities must meet certain minimum requirements as to their credit ratings, maturity terms and other risk-related criteria as defined by the Company's investment policies. The primary objectives of these investments are the preservation of capital and the maintenance of a high degree of liquidity, with a secondary objective being the attainment of yields higher than those earned on the Company's cash and cash equivalent balances.

The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains and losses included in "Accumulated other comprehensive income" within the Consolidated Balance Sheets. (See Note F, "Fair Values of Financial and Nonfinancial Instruments.")

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost basis, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on factors such as the length of time and extent to which the fair value has been less than the security's cost basis and the adverse conditions specifically related to the security, including any changes to the rating of the security by a rating agency. A temporary impairment results in an unrealized loss being recorded in "Accumulated other comprehensive income" in "Stockholders' equity" within the Consolidated Balance Sheets. An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statements of Earnings. Since the portfolio's inception, none of the unrealized losses associated with the Company's marketable securities, available-for-sale, have been determined to be other-than-temporary. The Company believes that the cost bases for its marketable securities, available-for-sale, were recoverable in all material respects at December 31, 2012 and 2011.

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or on similar assets to determine if the realizable values of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and in other communities located within the same geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate the costs of building and delivering homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company's analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period of time or where the operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be impaired, the Company's determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks associated with the continuing assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At December 31, 2012 and 2011, valuation reserves related to impaired inventories totaled $207.8 million and $277.2 million, respectively. The net carrying values of the related inventories totaled $182.2 million and $195.8 million at December 31, 2012 and 2011, respectively.

The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Management believes its processes are designed to properly assess the market and the carrying values of assets.

Warranty Reserves

The Company's homes are sold with limited third-party warranties. Warranty reserves are established as homes close on a house-by-house basis and in an amount estimated to adequately cover the expected costs of materials and outside labor during warranty periods. Certain factors are considered in determining the reserves, including the historical range of amounts paid per house; experience with respect to similar home designs and geographic areas; the historical amount paid as a percentage of home construction costs; any warranty expenditures not considered to be normal and recurring; and conditions that may affect certain subdivisions. Improvements in quality control and construction techniques expected to impact future warranty expenditures are also considered. Accordingly, the process of determining the Company's warranty reserves balance requires estimates associated with various assumptions, each of which can positively or negatively impact this balance.

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

The Company continues to evaluate the adequacy of its warranty reserves and believes that its existing estimation process is materially accurate. Since the Company's warranty reserves can be impacted by a significant number of factors, it is possible that changes to the Company's assumptions could have a material impact on its warranty reserve balance.

Income Taxes

The Company calculates a provision for its income taxes by using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying temporary differences arising from the diverse treatment of items for tax and general accounting purposes. The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC No. 740 ("ASC 740"), "Income Taxes," the Company assesses whether a valuation allowance should be established based on available evidence indicating whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. This assessment considers, among other matters, current and cumulative income and loss; future profitability; the duration of statutory carryback or carryforward periods; asset turns; and tax planning alternatives. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, it also bases this estimate on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect the Company's actual tax results, and future business results may affect the amount of its deferred tax liabilities or the valuation of its deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, as well as to the residential homebuilding industry's cyclicality and sensitivity to changes in economic conditions, it is possible that actual results could differ from the estimates used in the Company's historical analyses. These differences could have a material impact on the Company's consolidated results of operations or financial position.

The Company recorded significant deferred tax assets in 2012, 2011 and 2010. These deferred tax assets were generated primarily by inventory impairments and by the Company's inability to carry back its 2012, 2011 and 2010 net operating losses. The Company believes that the inability to carry back its current net operating losses and its recent earnings history are significant evidence of the need for a valuation allowance against its net deferred tax assets. At December 31, 2012, the Company had a valuation allowance equal to 100 percent of its net deferred tax assets. The Company is allowed to carry forward tax losses for 20 years and to apply such tax losses to future taxable income in order to realize federal deferred tax assets. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it expects to experience a reduction in its effective tax rate as the valuation allowance is reversed.

Mortgage Loan Loss Reserves

Reserves are created to address repurchase and indemnity claims by third-party investors or purchasers that arise primarily if the borrower obtained the loan through fraudulent information or omissions; if there are origination deficiencies attributable to RMC; or if the borrower does not make a first payment. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans, industry foreclosure data, the Company's portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating loss is difficult due to the inherent uncertainty in predicting foreclosure activity, as well as to delays in processing and requests for payment related to the loan loss by agencies and financial institutions. Recorded reserves represent the Company's best estimates of current and future unpaid losses as of December 31, 2012, based on existing conditions and available information. The Company continues to evaluate the adequacy of its mortgage loan loss reserves and believes that its existing estimation process provides a reasonable estimate of loss. Since the Company's mortgage loan loss reserves can be impacted by a significant number of factors, it is possible that subsequent changes in conditions or available information may change assumptions and estimates, which could have a material impact on its mortgage loan loss reserve balance.

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

Outlook

During 2012, improving economic conditions; historically high affordability levels for new homes; low interest rates; a reduced supply of new homes; and a more favorable product mix have led to a shift in housing fundamentals in most markets, which has resulted in increased demand and improved sales traffic through the Company's communities. On average, sales rates, prices and margins have improved. Absent any unexpected changes in economic conditions, and other unforeseen circumstances, these developments, combined with reductions in relative overhead expenditures, should allow the Company to continue to improve its performance. The Company increased its number of active communities by 12.8 percent during the year ended December 31, 2012, and it anticipates continued growth in its community count in 2013. Sales orders for new homes rose 51.8 percent during 2012, compared to 2011. At December 31, 2012, the Company's backlog of orders for new homes totaled 2,391 units, or a projected dollar value of $663.4 million, reflecting a 73.8 percent increase in projected dollar value from $381.8 million at December 31, 2011. These trends seem to indicate that demand for new housing is improving, although high unemployment levels and tight mortgage credit standards continue to negatively impact the homebuilding industry by keeping sales absorption rates per community depressed, compared to traditional levels. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions, as well as future sales rates. Although the Company's outlook remains cautious, the strength of its balance sheet, additional liquidity and improved operating leverage have positioned it to successfully take advantage of any continued improvements in economic trends and in the demand for new homes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Summary

The following table provides information about the Company's significant financial instruments that are sensitive to changes in interest rates at December 31, 2012. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For other financial instruments, weighted-average rates are based on implied forward rates as of the reporting date.

Interest Rate Sensitivity
Principal Amount by Expected Maturity

(in thousands)	2013	2014-2015	2016-2017	THERE- AFTER	TOTAL	FAIR VALUE

Senior notes (fixed-rate)	$–	$126,481	$230,000	$775,000	$1,131,481	$1,300,829
Average interest rate	–%	5.4%	8.4%	4.8%	5.6%
Other financial instruments
Mortgage interest rate lock commitments:
Notional amount	$137,741	$–	$–	$–	$137,741	$4,737
Average interest rate	3.5%	–%	–%	–%	3.5%
Forward-delivery contracts:
Notional amount	$68,000	$–	$–	$–	$68,000	$(369)
Average interest rate	3.0%	–%	–%	–%	3.0%

Interest rate risk is a primary market risk facing the Company. Interest rate risk arises principally in the Company's financial services segment. The Company enters into forward-delivery contracts and may, at times, use other hedging contracts to mitigate its exposure to movement in interest rates on mortgage interest rate lock commitments ("IRLCs"). In managing interest rate risk, the Company does not speculate on the direction of interest rates. (See "Derivative Instruments" within Note A, "Summary of Significant Accounting Policies," and Note D, "Derivative Instruments.")

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2012	2011	2010

REVENUES
Homebuilding	$1,270,847	$862,604	$969,818
Financial services	37,619	26,927	31,007

TOTAL REVENUES	1,308,466	889,531	1,000,825

EXPENSES
Cost of sales	1,027,472	726,956	844,364
Selling, general and administrative	189,500	158,045	168,873
Financial services	24,477	21,188	30,162
Interest	16,118	18,348	24,389

TOTAL EXPENSES	1,257,567	924,537	1,067,788

OTHER (LOSS) INCOME
Gain from marketable securities, net	2,214	3,882	5,774
Loss related to early retirement of debt, net	(9,146)	(1,608)	(19,308)

TOTAL OTHER (LOSS) INCOME	(6,932)	2,274	(13,534)

Income (loss) from continuing operations before taxes	43,967	(32,732)	(80,497)
Tax expense (benefit)	1,585	(2,865)	195

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	42,382	(29,867)	(80,692)

Loss from discontinued operations, net of taxes	(2,000)	(20,883)	(4,447)

NET INCOME (LOSS)	$40,382	$(50,750)	$(85,139)

NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$0.93	$(0.67)	$(1.83)
Discontinued operations	(0.04)	(0.47)	(0.10)

Total	0.89	(1.14)	(1.93)

Diluted
Continuing operations	0.88	(0.67)	(1.83)
Discontinued operations	(0.04)	(0.47)	(0.10)

Total	$0.84	$(1.14)	$(1.93)

AVERAGE COMMON SHARES OUTSTANDING
Basic	44,761,178	44,357,470	44,050,013
Diluted	49,655,321	44,357,470	44,050,013
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12	$0.12

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(in thousands)	2012	2011	2010

Net income (loss)	$40,382	$(50,750)	$(85,139)
Other comprehensive loss before tax:
Reduction of unrealized gain related to cash flow hedging instruments	(1,709)	(1,207)	(1,207)
Unrealized gain (loss) on marketable securities, available-for-sale:
Unrealized gain	1,217	360	1,750
Less: reclassification adjustments for gains included in net income (loss)	(233)	(1,358)	(2,558)

	984	(998)	(808)

Other comprehensive loss before tax	(725)	(2,205)	(2,015)
Income tax benefit related to items of other comprehensive loss	653	502	771

Other comprehensive loss, net of tax	(72)	(1,703)	(1,244)

Comprehensive income (loss)	$40,310	$(52,453)	$(86,383)

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share data)	2012	2011

ASSETS
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$155,692	$159,113
Restricted cash	70,893	57,049
Marketable securities, available-for-sale	388,020	347,016

Total cash, cash equivalents and marketable securities	614,605	563,178
Housing inventories
Homes under construction	459,269	319,476
Land under development and improved lots	573,975	413,569
Inventory held-for-sale	4,684	11,015
Consolidated inventory not owned	39,490	51,400

Total housing inventories	1,077,418	795,460
Property, plant and equipment	20,409	19,920
Mortgage loans held-for-sale	107,950	82,351
Other	111,057	82,911
Assets of discontinued operations	2,480	35,324

TOTAL ASSETS	1,933,919	1,579,144

LIABILITIES
Accounts payable	124,797	74,327
Accrued and other liabilities	147,358	140,930
Financial services credit facility	–	49,933
Debt	1,134,468	823,827
Liabilities of discontinued operations	1,536	6,217

TOTAL LIABILITIES	1,408,159	1,095,234

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	–	–
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—45,175,053 shares at December 31, 2012
(44,413,594 shares at December 31, 2011)	45,175	44,414
Retained earnings	458,669	405,109
Accumulated other comprehensive income	92	164

TOTAL STOCKHOLDERS' EQUITY FOR THE RYLAND GROUP, INC.	503,936	449,687

NONCONTROLLING INTEREST	21,824	34,223

TOTAL EQUITY	525,760	483,910

TOTAL LIABILITIES AND EQUITY	$1,933,919	$1,579,144

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)	COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2010	$43,845	$534,906	$3,111	$581,862
Net loss		(85,139)		(85,139)
Other comprehensive loss, net of tax			(1,244)	(1,244)
Common stock dividends (per share $0.12)		(5,381)		(5,381)
Stock-based compensation	343	9,415		9,758

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2010	$44,188	$453,801	$1,867	$499,856
NONCONTROLLING INTEREST				61,806

TOTAL EQUITY BALANCE AT DECEMBER 31, 2010				$561,662

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2011	$44,188	$453,801	$1,867	$499,856
Net loss		(50,750)		(50,750)
Other comprehensive loss, net of tax			(1,703)	(1,703)
Common stock dividends (per share $0.12)		(5,410)		(5,410)
Stock-based compensation	226	7,468		7,694

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2011	$44,414	$405,109	$164	$449,687
NONCONTROLLING INTEREST				34,223

TOTAL EQUITY BALANCE AT DECEMBER 31, 2011				$483,910

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2012	$44,414	$405,109	$164	$449,687
Net income		40,382		40,382
Other comprehensive loss, net of tax			(72)	(72)
Common stock dividends (per share $0.12)		(5,479)		(5,479)
Stock-based compensation	761	18,657		19,418

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2012	$45,175	$458,669	$92	$503,936
NONCONTROLLING INTEREST				21,824

TOTAL EQUITY BALANCE AT DECEMBER 31, 2012				$525,760

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(in thousands)	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$42,382	$(29,867)	$(80,692)
Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
Depreciation and amortization	15,399	11,312	16,399
Inventory and other asset impairments and write-offs	6,262	17,319	41,938
Loss on early extinguishment of debt, net	9,146	1,608	19,308
Gain on sale of marketable securities	(1,482)	(2,141)	(3,189)
(Decrease) increase in deferred tax valuation allowance	(11,584)	20,243	32,740
Stock-based compensation expense	17,841	9,671	11,528
Changes in assets and liabilities:
Increase in inventories	(301,643)	(85,520)	(112,053)
Net change in other assets, payables and other liabilities	23,596	(99,305)	6,946
Other operating activities, net	(792)	(988)	(457)

Net cash used for operating activities from continuing operations	(200,875)	(157,668)	(67,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in (contributions to) unconsolidated joint ventures, net	2,310	1,955	(4,043)
Additions to property, plant and equipment	(12,710)	(10,964)	(12,423)
Purchases of marketable securities, available-for-sale	(1,174,314)	(1,308,572)	(1,720,473)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,136,946	1,399,774	1,742,913
Other investing activities	109	118	10

Net cash (used for) provided by investing activities from continuing operations	(47,659)	82,311	5,984

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	475,000	–	300,000
Retirement of long-term debt	(177,219)	(52,917)	(300,554)
(Decrease) increase in borrowings against revolving credit facilities, net	(49,933)	49,933	–
Increase (decrease) in short-term borrowings	2,154	(5,110)	7,001
Common stock dividends	(5,411)	(5,405)	(5,367)
Issuance of common stock under stock-based compensation	14,366	3,622	4,851
(Increase) decrease in restricted cash	(13,844)	17,989	(2,935)

Net cash provided by financing activities from continuing operations	245,113	8,112	2,996

Net decrease in cash and cash equivalents from continuing operations	(3,421)	(67,245)	(58,552)
Cash flows from operating activities—discontinued operations	(104)	469	2,052
Cash flows from investing activities—discontinued operations	75	(363)	(551)
Cash flows from financing activities—discontinued operations	–	(89)	(1,501)
Cash and cash equivalents at beginning of period[1]	159,169	226,397	284,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$155,719	$159,169	$226,397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION FROM CONTINUING OPERATIONS
Cash paid for interest, net of capitalized interest	$(12,777)	$(22,949)	$(27,389)
Cash (paid) refunds received for income taxes	(404)	(1,343)	99,320

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES FROM CONTINUING OPERATIONS
Decrease (increase) in consolidated inventory not owned related to land options	$12,399	$27,583	$(61,806)

1
Includes cash and cash equivalents associated with discontinued operations of $56,000 at December 31, 2011, and $39,000 at December 31, 2010 and 2009.

2
Includes cash and cash equivalents associated with discontinued operations of $27,000, $56,000 and $39,000 at December 31, 2012, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

Note A: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries. Noncontrolling interest represents the selling entities' ownership interests in land and lot option purchase contracts. Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. (See Note M, "Discontinued Operations.") Effective January 1, 2012, the Company elected to reclassify its external commissions expense from cost of sales to selling, general and administrative expense in its Consolidated Statements of Earnings in order to not only be consistent with a majority of its peers, but also to combine external and internal commissions. This had the effect of increasing both housing gross profit and selling, general and administrative expense by the amount of external commissions, which totaled $27.9 million, $18.2 million and $18.7 million, or 2.2 percent, 2.1 percent and 1.9 percent of housing revenues, for the years ended December 31, 2012, 2011 and 2010, respectively. Effective July 1, 2012, the Company's selling, general and administrative expense included corporate expense. All prior period amounts have been reclassified to conform to the 2012 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents totaled $155.7 million and $159.1 million at December 31, 2012 and 2011, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

Restricted Cash

At December 31, 2012 and 2011, the Company had restricted cash of $70.9 million and $57.0 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $70.3 million and $56.7 million at December 31, 2012 and 2011, respectively. In addition, RMC had restricted cash of $627,000 and $391,000 at December 31, 2012 and 2011, respectively.

Marketable Securities, Available-for-sale

The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains or losses generally recorded in other comprehensive income. (See Note E, "Marketable Securities, Available-for-sale.")

Homebuilding Revenues

In accordance with ASC 976, homebuilding revenues are recognized when home and lot sales are closed; title and possession are transferred to the buyer; and there is no significant continuing involvement from the Company. Sales incentives offset revenues and are expensed when homes are closed.

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or on similar assets to determine if the realizable values of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and in other communities located within the same geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate the costs of building and delivering homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company's analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period of time or where the operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be impaired, the Company's determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks associated with the continuing assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At December 31, 2012 and 2011, valuation reserves related to impaired inventories totaled $207.8 million and $277.2 million, respectively. The net carrying values of the related inventories totaled $182.2 million and $195.8 million at December 31, 2012 and 2011, respectively.

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

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized when the related inventory is delivered to homebuyers. The following table summarizes activity that relates to capitalized interest:

(in thousands)	2012	2011	2010

Capitalized interest at January 1	$81,058	$75,094	$84,664
Interest capitalized	42,327	38,032	31,221
Interest amortized to cost of sales	(40,612)	(32,068)	(40,791)

Capitalized interest at December 31	$82,773	$81,058	$75,094

The following table summarizes each reporting segment's total number of lots owned and lots controlled under option agreements:

	DECEMBER 31, 2012			DECEMBER 31, 2011
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	5,471	4,056	9,527	4,981	3,405	8,386
Southeast	7,268	2,121	9,389	4,933	1,894	6,827
Texas	2,438	2,667	5,105	2,486	1,081	3,567
West	2,604	1,680	4,284	1,937	862	2,799

Total	17,781	10,524	28,305	14,337	7,242	21,579

Additionally, at December 31, 2012, the Company controlled 479 lots associated with discontinued operations, all of which were owned. At December 31, 2011, the Company controlled 1,386 lots associated with discontinued operations, of which 1,330 lots were owned and 56 lots were under option.

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

In compliance with the provisions of ASC 810, the Company consolidated $39.5 million and $51.4 million of inventory not owned related to land and lot option purchase contracts at December 31, 2012 and 2011, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE's assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $17.7 million and $17.2 million of its related cash deposits for lot option purchase contracts at December 31, 2012 and 2011, respectively, in "Consolidated inventory not owned" within the Consolidated Balance Sheets. Noncontrolling interest totaled $21.8 million and $34.2 million with respect to the consolidation of these contracts at December 31, 2012 and 2011, respectively, representing the selling entities' ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $22.2 million and $22.3 million at December 31, 2012 and 2011, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $310.1 million and $208.5 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. It participates in a number of joint ventures in which it has less than a controlling interest. As of December 31, 2012, the Company participated in five active homebuilding joint ventures in the Austin, Chicago, Denver and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures' earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment's total estimated share of lots owned and controlled by the Company under its joint ventures:

	DECEMBER 31, 2012			DECEMBER 31, 2011
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	145	–	145	150	–	150
Texas	–	–	–	20	–	20
West	172	–	172	172	–	172

Total	317	–	317	342	–	342

At December 31, 2012 and 2011, the Company's investments in its unconsolidated joint ventures totaled $8.3 million and $10.0 million, respectively, and were included in "Other" assets within the Consolidated Balance Sheets. For the year ended December 31, 2012, the Company's equity in earnings from its unconsolidated joint ventures totaled $1.2 million, compared to equity in losses of $976,000 and $3.7 million for the same periods in 2011 and 2010, respectively. During 2011, the Company recorded a $1.9 million impairment related to a commercial parcel in a joint venture in Chicago. During 2010, the Company recorded $4.1 million of impairments against its investments in two joint ventures in Denver.

Property, Plant and Equipment

Property, plant and equipment totaled $20.4 million and $19.9 million at December 31, 2012 and 2011, respectively. These amounts are carried at cost less accumulated depreciation and amortization. Depreciation is provided for, principally, by the straight-line method over the estimated useful lives of the assets. Property, plant and equipment included model home furnishings of $19.4 million and $18.9 million at December 31, 2012 and 2011, respectively. Model home furnishings are amortized over the life of the community as homes are closed. The amortization expense was included in "Selling, general and administrative" expense within the Consolidated Statements of Earnings.

Service Liabilities

Service, warranty and completion costs are estimated and accrued at the time a home closes and are updated as experience requires.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs totaled $4.6 million, $5.2 million and $4.4 million in 2012, 2011 and 2010, respectively, and were included in "Selling, general and administrative" expense within the Consolidated Statements of Earnings.

Loan Origination Fees, Mortgage Discount Points and Loan Sales

Mortgage loans are recorded at fair value at the time of origination in accordance with ASC No. 825 ("ASC 825"), "Financial Instruments," and are classified as held-for-sale. Loan origination fees, net of mortgage discount points, are recognized in current earnings upon origination of the related mortgage loan. Sales of mortgages and the related servicing rights are accounted for in accordance with ASC No. 860 ("ASC 860"), "Transfers and Servicing." Generally, in order for a transfer of financial assets to be recognized as a sale, ASC 860 requires that control of the loans be passed to the purchaser and that consideration other than beneficial interests be received in return.

Derivative Instruments

In the normal course of business and pursuant to its risk-management policy, the Company enters, as an end user, into derivative instruments, including forward-delivery contracts for loans; options on forward-delivery contracts; and options on futures contracts, to minimize the impact of movement in market interest rates on IRLCs. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. It manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits. The Company elected not to use hedge accounting treatment with respect to its economic hedging activities. Accordingly, all derivative instruments used as economic hedges were included at their fair value in "Other" assets or "Accrued and other liabilities" within the Consolidated Balance Sheets, with changes in value recorded in current earnings. The Company's mortgage pipeline includes IRLCs, which represent commitments that have been extended by the Company to those borrowers who have applied for loan funding and who have met certain defined credit and underwriting criteria.

Comprehensive Income

Comprehensive income consists of net income or loss and the increase or decrease in unrealized gains or losses on the Company's available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive income totaled $40.3 million for the year ended December 31, 2012, compared to comprehensive losses of $52.5 million and $86.4 million for the same periods in 2011 and 2010, respectively.

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

Per Share Data

The Company computes earnings per share in accordance with ASC No. 260 ("ASC 260"), "Earnings per Share," which requires the presentation of both basic and diluted earnings per common share to be calculated using the two-class method. Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. The Company's nonvested outstanding shares of restricted stock are classified as participating securities in accordance with ASC 260. As such, earnings or loss for the reporting period are allocated between common shareholders and nonvested restricted stockholders, based upon their respective participating rights in dividends and undistributed earnings. For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method. For the years ended December 31, 2011 and 2010, the effects of outstanding restricted stock units and stock options, as well as nonvested restricted stock, were not included in the diluted earnings per share calculation as they would have been antidilutive due to the Company's net loss in each of those years.

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

New Accounting Pronouncements

ASU 2011-11 and ASU 2013-01

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11 ("ASU 2011-11"), "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," and also issued ASU No. 2013-01 ("ASU 2013-01"), "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about

Offsetting Assets and Liabilities," in January 2013. The amendments in ASU 2011-11 and 2013-01 will enhance disclosures required by GAAP by requiring improved information about financial and derivative instruments that are either (a) offset in accordance with Section 210-20-45 or Section 815-10-45 or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and for interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

ASU 2013-02

In February 2013, the FASB issued ASU No. 2013-02 ("ASU 2013-02"), "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments in ASU 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of earnings or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures required under GAAP that provide additional details about those amounts. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2012, and for interim periods within those annual periods. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note B: Segment Information

The Company is a leading national homebuilder and provider of mortgage-related financial services. As one of the largest single-family on-site homebuilders in the United States, it operates in 14 states across the country. The Company consists of six segments: four geographically determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company's financial services segment, which includes RMC, RHIC, LPS and CNRRG, provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company's financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, along with certain assets and liabilities relating to employee benefit plans.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note A, "Summary of Significant Accounting Policies."

Selected Segment Information

	YEAR ENDED DECEMBER 31,
(in thousands)	2012	2011	2010

REVENUES
Homebuilding
North	$393,238	$299,595	$344,154
Southeast	355,621	218,672	259,357
Texas	323,162	262,321	242,691
West	198,826	82,016	123,616
Financial services	37,619	26,927	31,007

Total	$1,308,466	$889,531	$1,000,825

EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$11,602	$(9,054)	$(15,842)
Southeast	18,566	(11,676)	(16,446)
Texas	22,984	9,243	(2,492)
West	10,732	(5,326)	(7,903)
Financial services	13,142	5,739	845
Corporate and unallocated	(33,059)	(21,658)	(38,659)

Total	$43,967	$(32,732)	$(80,497)

DEPRECIATION AND AMORTIZATION
Homebuilding
North	$4,710	$3,527	$4,773
Southeast	4,308	3,145	4,116
Texas	2,834	2,610	2,429
West	2,984	1,295	4,354
Financial services	78	181	254
Corporate and unallocated	485	554	473

Total	$15,399	$11,312	$16,399

	DECEMBER 31,
(in thousands)	2012	2011

IDENTIFIABLE ASSETS
Homebuilding
North	$408,341	$367,096
Southeast	315,043	198,196
Texas	196,397	161,779
West	274,050	160,004
Financial services	157,781	144,652
Corporate and unallocated	579,827	512,093

Total	$1,931,439	$1,543,820

Note C: Earnings Per Share Reconciliation

The Company computes earnings per share in accordance with ASC 260, which requires earnings per share for each class of stock to be calculated using the two-class method. The two-class method is an allocation of earnings or loss between a company's holders of common stock and its participating security holders. Under the two-class method, earnings or loss for the reporting period are allocated between common shareholders and other security holders, based on their respective participation rights in dividends and undistributed earnings. All outstanding nonvested shares of restricted stock that contain non-forfeitable rights to dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company's nonvested restricted stock are considered participating securities in accordance with ASC 260.

The following table displays the computation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2012	2011	2010

NUMERATOR
Net income (loss) from continuing operations	$42,382	$(29,867)	$(80,692)
Net loss from discontinued operations	(2,000)	(20,883)	(4,447)
Less: distributed earnings allocated to nonvested restricted stock	(42)	–	–
Less: undistributed earnings allocated to nonvested restricted stock	(313)	–	–

Numerator for basic income (loss) per share	40,027	(50,750)	(85,139)

Plus: interest on 1.6 percent convertible senior notes due 2018	1,829	–	–
Plus: undistributed earnings allocated to nonvested restricted stock	313	–	–
Less: undistributed earnings reallocated to nonvested restricted stock	(284)	–	–

Numerator for diluted income (loss) per share	$41,885	$(50,750)	$(85,139)

DENOMINATOR
Basic earnings per share—weighted-average shares	44,761,178	44,357,470	44,050,013
Effect of dilutive securities:
Share-based payments	487,443	–	–
1.6 percent convertible senior notes due 2018	4,406,700	–	–

Diluted earnings per share—adjusted weighted-average shares and assumed conversions	49,655,321	44,357,470	44,050,013

NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$0.93	$(0.67)	$(1.83)
Discontinued operations	(0.04)	(0.47)	(0.10)

Total	0.89	(1.14)	(1.93)
Diluted
Continuing operations	0.88	(0.67)	(1.83)
Discontinued operations	(0.04)	(0.47)	(0.10)

Total	$0.84	$(1.14)	$(1.93)

For the years ended December 31, 2011 and 2010, the effects of outstanding restricted stock units and stock options, as well as nonvested restricted stock, were not included in the diluted earnings per share calculation, as they would have been antidilutive due to the Company's net loss in each of those years.

Note D: Derivative Instruments

The Company, which uses derivative financial instruments in its normal course of operations, has no derivative financial instruments that are held for trading purposes.

The following table presents the contract or notional amounts of the Company's derivative financial instruments:

	DECEMBER 31,
(in thousands)	2012	2011

Mortgage interest rate lock commitments	$137,741	$114,583
Hedging contracts:
Forward-delivery contracts	$68,000	$56,500

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. IRLCs expose the Company to market risk if mortgage rates increase. IRLCs had interest rates generally ranging from 3.3 percent to 4.5 percent at December 31, 2012 and 2011.

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

During 2006, the Company terminated its treasury lock commitments that were deemed to be highly effective cash flow hedges related to future senior note issuances. The gain resulting from these settlements was recorded, net of income tax effect, in "Accumulated other comprehensive income" and was amortized until the Company's 6.9 percent senior notes due June 2013 were redeemed during 2012, at which time the remaining gain was amortized. The Company amortized $1.7 million of the gain in the year ended December 31, 2012, and amortized $1.2 million of the gain in each of the years ended December 31, 2011 and 2010. The income tax benefit associated with the gain was $653,000 for the year ended December 31, 2012, compared to $462,000 for each of the years ended December 31, 2011 and 2010.

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

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2012 and 2011, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the years ended December 31, 2012, 2011 and 2010, net realized earnings associated with the Company's investment portfolio, which includes interest, dividends, and net realized gains and losses on sales of marketable securities, totaled $2.2 million, $3.9 million and $5.8 million, respectively. These earnings were included in "Gain from marketable securities, net" within the Consolidated Statements of Earnings.

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	DECEMBER 31, 2012
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

Type of security:
U.S. Treasury securities	$3,098	$1	$–	$3,099
Obligations of U.S. and local government agencies	154,774	1,008	(489)	155,293
Corporate debt securities	165,153	116	(75)	165,194
Asset-backed securities	27,325	153	(164)	27,314

Total debt securities	350,350	1,278	(728)	350,900
Short-term pooled investments	37,127	–	(7)	37,120

Total marketable securities, available-for-sale	$387,477	$1,278	$(735)	$388,020

	DECEMBER 31, 2011
Type of security:
U.S. Treasury securities	$1,557	$–	$(2)	$1,555
Obligations of U.S. and local government agencies	147,557	123	(860)	146,820
Corporate debt securities issued under U.S. government/agency-backed programs	1,453	3	–	1,456
Corporate debt securities	126,088	101	(523)	125,666
Asset-backed securities	46,198	42	(496)	45,744

Total debt securities	322,853	269	(1,881)	321,241
Time deposits	25,500	–	–	25,500
Short-term pooled investments	275	–	–	275

Total marketable securities, available-for-sale	$348,628	$269	$(1,881)	$347,016

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

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

	DECEMBER 31,
(in thousands)	2012	2011

Contractual maturity:
Maturing in one year or less	$68,347	$167,413
Maturing after one year through three years	257,595	120,952
Maturing after three years	24,958	32,876

Total debt securities	350,900	321,241
Time deposits and short-term pooled investments	37,120	25,775

Total marketable securities, available-for-sale	$388,020	$347,016

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

Level 1 fair values are those determined using quoted market prices in active markets for identical assets or liabilities with no valuation adjustments applied. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuations, therefore, are sensitive to the assumptions used for these items. Fair values represent the Company's best estimates as of the balance sheet date and are based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

The carrying values of cash, cash equivalents, restricted cash and secured notes payable are reported in the Consolidated Balance Sheets and approximate their fair values due to their short-term natures and liquidity. The aggregate carrying values of the senior notes, net of discount, reported at December 31, 2012 and 2011, were $1.1 billion and $820.0 million, respectively. The aggregate fair values of the senior notes were $1.3 billion and $824.6 million at December 31, 2012 and 2011, respectively. The fair values of the Company's senior notes have been determined using quoted market prices.

The following table displays the values and methods used for measuring fair values of financial instruments on a recurring basis:

	FAIR VALUE AT DECEMBER 31,
(in thousands)	HIERARCHY	2012	2011

Marketable securities, available-for-sale:
U.S. Treasury securities	Level 1	$3,099	$1,555
Obligations of U.S. and local government agencies	Levels 1 and 2	155,293	146,820
Corporate debt securities issued under U.S. government/agency-backed programs	Level 2	–	1,456
Corporate debt securities	Level 2	165,194	125,666
Asset-backed securities	Level 2	27,314	45,744
Time deposits	Level 2	–	25,500
Short-term pooled investments	Levels 1 and 2	37,120	275
Mortgage loans held-for-sale	Level 2	107,950	82,351
Mortgage interest rate lock commitments	Level 2	4,737	3,359
Forward-delivery contracts	Level 2	$(369)	$(1,235)

Marketable Securities, Available-for-sale

At December 31, 2012 and 2011, the Company had $388.0 million and $347.0 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt backed by U.S. government/agency programs; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. (See Note E, "Marketable Securities, Available-for-sale.")

Other Financial Instruments

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). IRLCs are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 2). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. At December 31, 2012 and 2011, contractual principal amounts of mortgage loans held-for-sale totaled $103.4 million and $79.7 million, respectively. The fair values of IRLCs were included in "Other" assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in "Other" assets and "Accrued and other liabilities" within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans totaled $25.0 million, $16.3 million and $18.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Increases in the fair value of the locked loan pipeline totaled $1.4 million and $1.9 million for the years ended December 31, 2012 and 2011, compared to a decrease of $559,000 for the year ended December 31, 2010. Partially offsetting these items, losses from forward-delivery contracts used to hedge IRLCs totaled $8.1 million, $7.3 million and $6.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net gains and losses related to forward-delivery contracts and IRLCs were included in "Financial services" revenues within the Consolidated Statements of Earnings.

At December 31, 2012 and 2011, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $4.6 million and $2.7 million, respectively, and was included in "Financial services" revenues within the Consolidated Statements of Earnings. At December 31, 2012, the Company held no loans with payments 90 days or more past due. At December 31, 2011, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $542,000 and an aggregate unpaid principal balance of $623,000.

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

The following table summarizes the fair values of the Company's nonfinancial assets that represent the fair values for communities and other homebuilding assets for which it recognized noncash impairment charges during the reporting periods:

	FAIR VALUE AT DECEMBER 31,
(in thousands)	HIERARCHY	2012	2011

Housing inventory and inventory held-for-sale[1]	Level 3	$2,923	$9,121
Other assets held-for-sale and investments in joint ventures[2]	Level 3	1,563	2,366

Total		$4,486	$11,487

1
In accordance with ASC No. 330, ("ASC 330"), "Inventory," the fair values of housing inventory and inventory held-for-sale that were impaired during 2012 and 2011 totaled $2.9 million and $9.1 million at December 31, 2012 and 2011, respectively. The impairment charges related to these assets totaled $1.9 million and $9.5 million for the years ended December 31, 2012 and 2011, respectively.

2
In accordance with ASC 330, the fair values of other assets held-for-sale that were impaired during 2012 and 2011 totaled $263,000 and $973,000 at December 31, 2012 and 2011, respectively. The impairment charges related to these assets totaled $41,000 and $35,000 for the years ended December 31, 2012 and 2011, respectively. In accordance with ASC 330, the fair values of investments in joint ventures that were impaired during 2012 and 2011 totaled $1.3 million and $1.4 million at December 31, 2012 and 2011, respectively. The impairment charges related to these assets totaled $40,000 and $2.0 million for the years ended December 31, 2012 and 2011, respectively.

Note G: Debt and Credit Facilities

The following table presents the composition of the Company's homebuilder debt and its financial services credit facility at December 31, 2012 and 2011:

(in thousands)	2012	2011

Senior notes
6.9 percent senior notes due June 2013	$–	$167,182
5.4 percent senior notes due January 2015	126,481	126,481
8.4 percent senior notes due May 2017	230,000	230,000
1.6 percent convertible senior notes due May 2018	225,000	–
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	–

Total senior notes	1,131,481	823,663
Debt discount	(3,000)	(3,647)

Senior notes, net	1,128,481	820,016
Secured notes payable	5,987	3,811

Total debt	$1,134,468	$823,827
Financial services credit facility	$–	$49,933

At December 31, 2012, maturities of the Company's homebuilder debt were scheduled as follows:

(in thousands)

2013	$4,054
2014	300
2015	126,494
2016	1,620
2017	230,000
After 2017	775,000

Total	$1,137,468

At December 31, 2012, the Company had outstanding (a) $126.5 million of 5.4 percent senior notes due January 2015; (b) $230.0 million of 8.4 percent senior notes due May 2017; (c) $225.0 million of 1.6 percent convertible senior notes due May 2018; (d) $300.0 million of 6.6 percent senior notes due May 2020; and (e) $250.0 million of 5.4 percent senior notes due October 2022. Each of the senior notes pays interest semiannually and all, except for the convertible senior notes, may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

During 2012, the Company issued $250.0 million of 5.4 percent senior notes due October 2022. The Company will pay interest on the notes on April 1 and October 1 of each year, commencing on April 1, 2013. The Company will use the $246.6 million in net proceeds that it received from this offering for general corporate purposes, which may include the repayment or repurchase of outstanding debt or the purchase of marketable securities.

Additionally during 2012, the Company issued $225.0 million of 1.6 percent convertible senior notes due May 2018. The Company will pay interest on the notes on May 15 and November 15 of each year, which commenced on November 15, 2012. The Company received net proceeds of $218.8 million from this offering prior to offering expenses. A portion of the proceeds was used for debt redemption, and the remaining proceeds will be used for general corporate purposes. At any time prior to the close of business on the business day immediately preceding the stated maturity date, holders may convert all or any portion of their convertible senior notes. These notes will mature on May 15, 2018, unless converted earlier by the holder, at its option, or purchased by the Company upon the occurrence of a fundamental change. These notes are initially convertible into shares of the Company's common stock at a conversion rate of 31.2 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.03 per share and represents a conversion premium of approximately 42.5 percent, based on the closing price of the Company's common stock on May 10, 2012, which was $22.48 per share. The conversion rate is subject to adjustment for certain events, including subdivisions and combinations of the Company's common stock; the issuance to all or substantially all holders of its common stock of stock dividends; certain rights; options or warrants; capital stock; indebtedness; assets or cash; and certain issuer tender or exchange offers. The conversion rate will not, however, be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash or an acquisition, that may adversely affect the trading price of the notes or the common stock, should an event that adversely affects the value of these notes occur, that event may not result in an adjustment to the conversion rate. These events are considered standard anti-dilution provisions under a conventional convertible debt security.

For the year ended December 31, 2012, the Company paid $177.2 million to redeem and repurchase $167.2 million of its 6.9 percent senior notes due June 2013, resulting in a loss of $9.1 million. For the year ended December 31, 2011, the Company's repurchases of its senior notes totaled $51.5 million in the open market, for which it paid $52.9 million, resulting in a loss of $1.6 million. For the year ended December 31, 2010, the Company's repurchases of its senior notes totaled $27.0 million in the open market, for which it paid $26.6 million, resulting in a net gain of $196,000. The gains or losses resulting from these debt repurchases were included in "Loss related to early retirement of debt, net" within the Consolidated Statements of Earnings.

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

Additionally in 2010, the Company redeemed and repurchased, pursuant to a tender offer and redemption, an aggregate $255.7 million of its senior notes due 2012, 2013 and 2015 for $273.9 million in cash. It recognized a charge of $19.5 million resulting from the tender offer and redemption, which was included in "Loss related to early retirement of debt, net" within the Consolidated Statements of Earnings.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $79.5 million and $66.0 million under these agreements at December 31, 2012 and 2011, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At December 31, 2012 and 2011, outstanding seller-financed nonrecourse secured notes payable totaled $6.0 million and $3.8 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2012.

During 2011, RMC entered into a $50.0 million repurchase credit facility with JPM. This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. During 2012, this facility was increased to $75.0 million and extended to December 2013. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At December 31, 2012, the Company was in compliance with these covenants. The Company had no outstanding borrowings against this credit facility at December 31, 2012, compared to outstanding borrowings against this credit facility that totaled $49.9 million at December 31, 2011.

Note H: Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Company's experience with loss carryforwards not expiring unused; and tax planning alternatives. In light of the unavailability of net operating loss carrybacks and the Company's assessment of the factors listed above, it was determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC 740, the Company maintained a full valuation allowance against its net deferred tax assets. In light of the Company's return to profitability, its net valuation allowance was reduced by $11.6 million in 2012, of which $10.5 million was for federal taxes and $1.1 million was for state taxes. The Company recorded net valuation allowances totaling $16.6 million and $32.7 million against its deferred tax assets in 2011 and 2010, respectively, which were reflected as noncash charges to income tax expense. The net valuation allowance taken for net state taxes was comprised of increases that totaled $1.4 million and $2.7 million in 2011 and 2010, respectively. The net valuation allowance taken for federal taxes totaled increases of $15.2 million and $30.0 million in 2011 and 2010, respectively. The net decrease in the valuation allowance was $11.6 million from 2011 to 2012, and the balance of the deferred tax valuation allowance totaled $258.9 million and $270.5 million at December 31, 2012 and 2011, respectively. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it will experience a reduction in its effective tax rate during those periods in which the valuation allowance is reversed. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. Federal net operating loss carryforwards, if not utilized, will begin to expire in 2031. For federal purposes, the Company's carryforwards of $768,000 can be carried forward 20 years and its remaining carryforwards of $289,000 can be carried forward 5 years, with expiration dates beginning in 2014.

The Company's provision for income tax presented an overall effective income tax expense rate of 3.8 percent for the year ended December 31, 2012, an overall effective income tax benefit rate of 5.3 percent for 2011 and an overall effective income tax expense rate of 0.2 percent for 2010. Changes in the effective income tax rate for the years ended 2012, 2011 and 2010 were primarily due the settlement of previously reserved unrecognized tax benefits.

The Company made a $1.6 million settlement payment for income tax, interest and penalty to a state taxing authority during 2011. Additionally, it recorded a tax benefit of $2.4 million to reverse the excess reserve previously recorded for the tax position that related to this settlement.

The following table reconciles the federal income tax statutory rate to the Company's effective income tax rate for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Federal income tax statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	3.5	3.2	3.2
Deferred tax valuation allowance	(39.3)	(37.8)	(38.5)
Compensation expense	2.7	(1.6)	(0.9)
Settlement of uncertain tax positions	–	4.6	–
Other	1.9	1.9	1.0

Effective income tax rate	3.8%	5.3%	(0.2)%

The Company's income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010, is summarized as follows:

(in thousands)	2012	2011	2010

CURRENT TAX EXPENSE (BENEFIT)
Federal	$568	$(227)	$(244)
State	1,017	(2,638)	439

Total current tax expense (benefit)	1,585	(2,865)	195
DEFERRED TAX EXPENSE
Federal	–	–	–
State	–	–	–

Total deferred tax expense	–	–	–

Total income tax expense (benefit)	$1,585	$(2,865)	$195

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents significant components of the Company's deferred tax assets and liabilities:

	DECEMBER 31,
(in thousands)	2012	2011

DEFERRED TAX ASSETS
Warranty, legal and other accruals	$17,482	$17,206
Employee benefits	19,285	17,131
Noncash tax charge for impairment of long-lived assets	88,042	115,226
Joint ventures	4,188	3,604
Federal net operating loss carryforwards	120,068	107,529
Other carryforwards	1,057	1,352
State net operating loss carryforwards	37,893	36,831
Other	912	1,313

Total	288,927	300,192
Valuation allowance	(258,867)	(270,451)

Total deferred tax assets	30,060	29,741

DEFERRED TAX LIABILITIES
Deferred recognition of income and gains	(2,277)	(3,385)
Capitalized expenses	(25,748)	(24,842)
Other	(2,035)	(1,514)

Total deferred tax liabilities	(30,060)	(29,741)

NET DEFERRED TAX ASSET	$–	$–

The Company accounts for unrecognized tax benefits in accordance with ASC 740. It accounts for interest and penalties on unrecognized tax benefits through its provision for income taxes. At December 31, 2012, the Company's liability for gross unrecognized tax benefits was $318,000, of which $207,000, if recognized, will affect the Company's effective tax rate. At December 31, 2011, the Company's liability for gross unrecognized tax benefits was $129,000, of which $84,000, if recognized, will affect the Company's effective tax rate. The Company had $18,000 and $19,000 in accrued interest and penalties at December 31, 2012 and 2011, respectively. The Company estimates that, within 12 months, none of its gross state unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax.

The following table displays a reconciliation of changes in the Company's tax uncertainties:

(in thousands)	2012	2011

Balance at January 1	$129	$3,164
Additions related to prior year positions	218	100
Reductions related to prior year positions	–	(450)
Reductions due to settlements	–	(1,878)
Reductions due to expiration of the statute of limitations	(29)	(807)

Balance at December 31	$318	$129

As of December 31, 2012, tax years 2004, 2005 and 2009 through 2012 remain subject to examination. On March 15, 2013, the assessment statute of limitations closes on tax years 2004, 2005 and 2009.

Note I: Employee Savings, Stock Purchase and Supplemental Executive Retirement Plans

Retirement Savings Opportunity Plan ("RSOP")

All full-time employees are eligible to participate in the RSOP. Part-time employees are eligible to participate in the RSOP following the completion of 1,000 hours of service within the first 12 months of employment or within any plan year after the date of hire. Pursuant to Section 401(k) of the Internal Revenue Code, the plan permits deferral of a portion of a participant's income into a variety of investment options. Total compensation expense related to the Company's matching contributions for this plan totaled $2.0 million, $1.8 million and $1.9 million in 2012, 2011 and 2010, respectively.

Employee Stock Purchase Plan ("ESPP")

All full-time employees of the Company, with the exception of its executive officers, are eligible to participate in the ESPP. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee's contribution by donating an additional 20.0 percent of the employee's payroll deduction. Stock is purchased by a plan administrator on a monthly basis. All brokerage and transaction fees for purchasing the stock are paid for by the Company. The Company's expense related to its matching contributions for this plan totaled $164,000, $153,000 and $135,000 in 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

The Company has a supplemental nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with this plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and to finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At December 31, 2012, the value of the assets held in trust totaled $13.1 million, compared to $11.1 million at December 31, 2011, and was included in "Other" assets within the Consolidated Balance Sheets. The net periodic benefit income of this plan for the year ended December 31, 2012, totaled $599,000, which included an investment gain of $1.1 million on the cash surrender value of the insurance contracts and a death benefit of $863,000, offset by interest costs of $1.2 million and by service costs of $121,000. The net periodic benefit cost for the year ended December 31, 2011, totaled $1.6 million, which included interest costs of $731,000, an investment loss of $521,000 on the cash surrender value of the insurance contracts and service costs of $347,000. The net periodic benefit cost for the year ended December 31, 2010, totaled $351,000, which included interest costs of $660,000 and service costs of $204,000, offset by an investment gain of $513,000 on the cash surrender value of the insurance contracts. The $12.7 million and $11.3 million projected benefit obligations at December 31, 2012 and 2011, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 6.6 percent for 2012 and 7.0 percent for 2011 and 2010.

Note J: Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the "Plan") permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments with performance criteria. At December 31, 2012 and 2011, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,016,108 and 3,346,508, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the "Director Plan") provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 158,000 and 176,000 stock awards available for future grant in accordance with the Director Plan at December 31, 2012 and 2011, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company's stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $17.8 million, $9.7 million and $11.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Stock-based compensation expenses have been allocated to the Company's business units and included in "Financial services" and "Selling, general and administrative" expenses within the Consolidated Statements of Earnings.

ASC 718 requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation costs recognized for exercised stock options ("excess tax benefits") to be classified as financing cash flows. There were no excess tax benefits for the years ended December 31, 2012, 2011 and 2010.

A summary of stock option activity in accordance with the Company's equity incentive plans as of December 31, 2012, 2011 and 2010, and changes for the years then ended, follows:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (in years)	AGGREGATE INTRINSIC VALUE (in thousands)

Options outstanding at January 1, 2010	3,693,697	$36.43	3.1
Granted	846,000	23.30
Exercised	(200,758)	8.62
Forfeited	(616,283)	46.46

Options outstanding at December 31, 2010	3,722,656	$33.29	2.8	$1,315
Available for future grant	1,477,072

Total shares reserved at December 31, 2010	5,199,728

Options exercisable at December 31, 2010	2,580,526	$38.23	2.3	$588

Options outstanding at January 1, 2011	3,722,656	$33.29	2.8
Granted	781,000	16.52
Exercised	(44,398)	11.97
Forfeited	(510,384)	43.36

Options outstanding at December 31, 2011	3,948,874	$28.91	2.4	$553
Available for future grant	3,346,508

Total shares reserved at December 31, 2011	7,295,382

Options exercisable at December 31, 2011	2,574,246	$34.35	1.7	$369

Options outstanding at January 1, 2012	3,948,874	$28.91	2.4
Granted	756,000	18.55
Exercised	(568,293)	18.89
Forfeited	(717,158)	35.38

Options outstanding at December 31, 2012	3,419,423	$26.92	2.9	$42,992
Available for future grant	3,016,108

Total shares reserved at December 31, 2012	6,435,531

Options exercisable at December 31, 2012	1,967,786	$33.10	1.6	$16,939

A summary of stock options outstanding and exercisable at December 31, 2012, follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING LIFE (in years)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED- AVERAGE EXERCISE PRICE

$14.13 to $18.22	1,638,376	4.2	$16.96	417,067	$15.24
$20.99 to $37.37	1,012,603	1.6	25.66	782,275	26.18
$40.00 to $72.13	768,444	1.6	49.84	768,444	49.84

The total intrinsic values of stock options exercised during the years ended December 31, 2012, 2011 and 2010, were $5.4 million, $284,000 and $2.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company has determined the grant-date fair value of stock options using the Black-Scholes-Merton option-pricing model. Expected volatility is based upon the historical volatility of the Company's common stock. The expected dividend yield is based on an annual dividend rate of $0.12 per common share. The risk-free rate for periods within the contractual life of the stock option award is based upon the zero-coupon U.S. Treasury bond on the date the stock option is granted, with a maturity equal to the expected option life of the stock option granted. The expected option life is derived from historical experience under the Company's share-based payment plans and represents the period of time that a stock option award granted is expected to be outstanding.

The following table presents the weighted-average inputs used and grant date fair values determined for stock options granted during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Expected volatility	49.3%	51.0%	53.6%
Expected dividend yield	0.7%	0.7%	0.5%
Expected term (in years)	4.5	3.5	3.5
Risk-free rate	0.8%	1.4%	1.6%
Weighted-average grant-date fair value	$7.21	$6.02	$9.05

Pursuant to the Plan, on March 1, 2012, the Company awarded 275,000 stock options to senior executive officers. Effective October 1, 2012, the Company established the 2012 Amended Executive Officer Non-Qualified Stock Option Agreement, which amended the previous grants made to senior executive officers in 2012. In order to encourage a significant level of appreciation in stockholder value, this agreement added a condition to the exercisability of stock options, which requires that the stock option may only be exercised if and when the Company's stock price is greater than or equal to 150 percent of the grant price. In accordance with ASC 718, the Company used a Black-Scholes-Merton option-pricing model to calculate the incremental expense resulting from the modification of the performance stock options. Expected volatility is based upon the historical volatility of the Company's common stock. The expected dividend yield is based on an annual dividend rate of $0.12 per common share. The zero coupon rate of interest is derived from the observable Treasury rates. The expected option life is derived using a Monte Carlo simulation methodology to model the expected exercise and termination behavior of optionees. This incremental expense, plus the grant-date fair value, will be recognized over the requisite service period in stock-based compensation expense.

Stock-based compensation expense related to employee stock options totaled $5.0 million, $4.0 million and $4.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the Company's nonvested options as of and for the years ended December 31, 2012, 2011 and 2010, follows:

	2012		2011		2010
	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE

Nonvested options outstanding at January 1	1,374,628	$7.00	1,142,130	$8.31	883,398	$8.23
Granted	756,000	7.21	781,000	6.02	846,000	9.05
Vested	(611,659)	7.03	(498,507)	8.37	(425,107)	9.44
Forfeited	(67,332)	7.47	(49,995)	7.89	(162,161)	8.79

Nonvested options outstanding at December 31	1,451,637	$7.08	1,374,628	$7.00	1,142,130	$8.31

At December 31, 2012, the total unrecognized compensation cost related to nonvested stock option awards previously granted under the Company's plans was $5.6 million. That cost is expected to be recognized over the next 2.7 years.

Compensation expense associated with restricted stock unit awards to senior executives totaled $12.4 million, $5.3 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes activity that relates to the Company's restricted stock unit awards:

	2012	2011	2010

Restricted stock units at January 1	657,825	727,317	609,812
Shares awarded	473,408	305,000	404,000
Shares vested	(350,349)	(314,492)	(235,496)
Shares forfeited	(6,667)	(60,000)	(50,999)

Restricted stock units at December 31	774,217	657,825	727,317

At December 31, 2012, the outstanding restricted stock units are expected to vest as follows: 2013–368,469; 2014–259,468; and 2015–146,280.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $404,000, $415,000 and $547,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note K: Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At December 31, 2012 and 2011, it had cash deposits and letters of credit outstanding that totaled $53.1 million and $51.9 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $589.6 million and $407.6 million, respectively. At December 31, 2012 and 2011, the Company had $492,000 and $1.0 million, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $137.7 million and $114.6 million at December 31, 2012 and 2011, respectively. Hedging instruments, including forward-delivery contracts, are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

The following table summarizes the Company's rent expense, which primarily relates to its office facilities, model homes, furniture and equipment:

	YEAR ENDED DECEMBER 31,
(in thousands)	2012	2011	2010

Total rent expense[1]	$5,933	$7,087	$11,210
Less: income from subleases	(385)	(456)	(1,431)

Net rent expense	$5,548	$6,631	$9,779

1
Excludes rent expense associated with the Company's discontinued operations, which totaled $556,000, $365,000 and $306,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, future minimum rental commitments under noncancellable leases with remaining terms in excess of one year were as follows:

(in thousands)

2013	$4,501
2014	4,623
2015	4,087
2016	2,868
2017	1,751
Thereafter	2,621
Less: income from subleases	(226)

Total lease commitments	$20,225

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At December 31, 2012, development bonds totaled $108.4 million, while performance-related cash deposits and letters of credit totaled $52.0 million. At December 31, 2011, development bonds totaled $93.9 million, while performance-related cash deposits and letters of credit totaled $37.2 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

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

The following table summarizes the composition of the Company's mortgage loan types originated, its homebuyers' average credit scores and its loan-to-value ratios:

	TWELVE MONTHS ENDED DECEMBER 31,					AVERAGE
	2012	2011	2010	2009	2008	2005-2007

Prime	48.6%	42.2%	34.9%	32.9%	51.8%	67.7%
Government (FHA/VA/USDA)	51.4	57.8	65.1	67.1	48.2	13.8
Alt A	–	–	–	–	–	16.5
Subprime	–	–	–	–	–	2.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	731	726	723	717	711	713
Average combined loan-to-value ratio	90.1%	90.3%	90.8%	91.4%	90.1%	88.4%

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

The Company's mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company has accrued $10.5 million for these types of claims as of December 31, 2012, but it may have additional exposure. (See "Part I, Item 3, Legal Proceedings.")

The following table displays changes in the Company's mortgage loan loss and related legal reserves during the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010

Balance at January 1	$10,141	$8,934	$17,875
Provision for losses	1,156	1,368	8,461
Settlements made	(813)	(161)	(17,402)

Balance at December 31	$10,484	$10,141	$8,934

Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves and related legal reserves were included in "Accrued and other liabilities" within the Consolidated Balance Sheets, and their associated expenses were included in "Financial services" expense within the Consolidated Statements of Earnings.

The Company provides product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. It estimates and records warranty liabilities based upon historical experience and known risks at the time a home closes as a component of cost of sales, as well as upon identification and quantification of obligations in cases of unexpected claims. Actual future warranty costs could differ from current estimates.

The following table summarizes changes in the Company's product liability reserves during the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010

Balance at January 1	$20,648	$20,112	$24,268
Warranties issued	3,899	3,549	4,565
Changes in liability for accruals related to pre-existing warranties	1,866	2,823	5,645
Settlements made	(8,225)	(5,836)	(14,366)

Balance at December 31	$18,188	$20,648	$20,112

The Company requires substantially all of its subcontractors to have workers' compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments' subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company's product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At December 31, 2012 and 2011, RHIC had $14.8 million and $18.2 million, respectively, in subcontractor product liability reserves, which were included in "Accrued and other liabilities" within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company's annual actuarial projections of historical loss development.

The following table displays changes in RHIC's insurance reserves during the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010

Balance at January 1	$18,209	$21,141	$25,069
Insurance expense provisions or adjustments	(1,369)	(900)	(2,553)
Loss expenses paid	(2,027)	(2,032)	(1,375)

Balance at December 31	$14,813	$18,209	$21,141

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

In view of the inherent unpredictability of outcomes in legal matters, particularly where (a) the damages sought are speculative, unspecified or indeterminate, (b) the proceedings are in the early stages or impacted significantly by future legal determinations or judicial decisions, (c) the matters involve unsettled questions of law, multiple parties or complex facts and circumstances, or (d) insured risk transfer or coverage is undetermined, there is considerable uncertainty surrounding the timing or resolution of these matters, including a possible eventual loss. Given this inherent unpredictability, actual future litigation costs could differ from the Company's current estimates. At the same time, the Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. In accordance with applicable accounting guidance, the Company accrues amounts for legal matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may need to adjust the accruals from time to time to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with applicable accounting guidance, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. For matters as to which the Company believes a loss is reasonably probable and estimable, at December 31, 2012 and 2011, the Company had legal reserves of $17.9 million and $16.5 million, respectively. (See "Part I, Item 3, Legal Proceedings.") It currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $13 million in the aggregate.

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

In the event a Guarantor Subsidiary is sold or disposed of (whether by merger, consolidation, sale of its capital stock or sale of all or substantially all of its assets [other than by lease]), and whether or not the Guarantor Subsidiary is the surviving corporation in such transaction, to a Person which is not Ryland or a Restricted Subsidiary of Ryland, such Guarantor Subsidiary will be released from its obligations under its guarantee if (a) the sale or other disposition is in compliance with the indenture and (b) all the obligations of such Guarantor Subsidiary under any agreements relating to any other indebtedness of Ryland or its restricted subsidiaries terminate upon consummation of such transaction. In addition, a Guarantor Subsidiary will be released from its obligations under the indenture if such Subsidiary ceases to be a Restricted Subsidiary (in compliance with the applicable provisions of the indenture).

The following information presents the consolidating statements of earnings, financial position and cash flows for (a) the parent company and issuer, The Ryland Group, Inc. ("TRG, Inc."); (b) the Guarantor Subsidiaries; (c) the non-Guarantor Subsidiaries; and (d) the consolidation eliminations used to arrive at the consolidated information for The Ryland Group, Inc. and subsidiaries.

CONSOLIDATING STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31, 2012
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES	$711,947	$562,181	$37,619	$(3,281)	$1,308,466
EXPENSES	688,026	548,345	24,477	(3,281)	1,257,567
OTHER LOSS	(6,932)	–	–	–	(6,932)

Income from continuing operations before taxes	16,989	13,836	13,142	–	43,967
Tax expense	612	499	474	–	1,585
Equity in net earnings of subsidiaries	26,005	–	–	(26,005)	–

Net income from continuing operations	42,382	13,337	12,668	(26,005)	42,382
Loss from discontinued operations, net of taxes	(2,000)	(1,018)	–	1,018	(2,000)

NET INCOME	$40,382	$12,319	$12,668	$(24,987)	$40,382

	YEAR ENDED DECEMBER 31, 2011

REVENUES	$458,500	$404,104	$26,927	$–	$889,531
EXPENSES	491,505	411,844	21,188	–	924,537
OTHER INCOME	2,274	–	–	–	2,274

(Loss) income from continuing operations before taxes	(30,731)	(7,740)	5,739	–	(32,732)
Tax (benefit) expense	(2,690)	(677)	502	–	(2,865)
Equity in net loss of subsidiaries	(1,826)	–	–	1,826	–

Net (loss) income from continuing operations	(29,867)	(7,063)	5,237	1,826	(29,867)
Loss from discontinued operations, net of taxes	(20,883)	(5,763)	–	5,763	(20,883)

NET (LOSS) INCOME	$(50,750)	$(12,826)	$5,237	$7,589	$(50,750)

	YEAR ENDED DECEMBER 31, 2010

REVENUES	$539,184	$430,634	$31,007	$–	$1,000,825
EXPENSES	587,638	449,988	30,162	–	1,067,788
OTHER LOSS	(13,534)	–	–	–	(13,534)

(Loss) income from continuing operations before taxes	(61,988)	(19,354)	845	–	(80,497)
Tax expense (benefit)	149	48	(2)	–	195
Equity in net loss of subsidiaries	(18,555)	–	–	18,555	–

Net (loss) income from continuing operations	(80,692)	(19,402)	847	18,555	(80,692)
Loss from discontinued operations, net of taxes	(4,447)	(1,665)	–	1,665	(4,447)

NET (LOSS) INCOME	$(85,139)	$(21,067)	$847	$20,220	$(85,139)

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31, 2012
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

Net income	$40,382	$12,319	$12,668	$(24,987)	$40,382
Other comprehensive loss before tax:
Reduction of unrealized gain related to cash flow hedging instruments	(1,709)	–	–	–	(1,709)
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain	1,217	–	–	–	1,217
Less: reclassification adjustments for gains included in net income	(233)	–	–	–	(233)

	984	–	–	–	984
Other comprehensive loss before tax	(725)	–	–	–	(725)
Income tax benefit related to items of other comprehensive loss	653				653
Other comprehensive loss, net of tax	(72)	–	–	–	(72)

Comprehensive income	$40,310	$12,319	$12,668	$(24,987)	$40,310

	YEAR ENDED DECEMBER 31, 2011

Net (loss) income	$(50,750)	$(12,826)	$5,237	$7,589	$(50,750)
Other comprehensive loss before tax:
Reduction of unrealized gain related to cash flow hedging instruments	(1,207)	–	–	–	(1,207)
Unrealized loss on marketable securities, available-for-sale:
Unrealized gain	360	–	–	–	360
Less: reclassification adjustments for gains included in net (loss) income	(1,358)	–	–	–	(1,358)

	(998)	–	–	–	(998)
Other comprehensive loss before tax	(2,205)	–	–	–	(2,205)
Income tax benefit related to items of other comprehensive loss	502	–	–	–	502
Other comprehensive loss, net of tax	(1,703)	–	–	–	(1,703)

Comprehensive (loss) income	$(52,453)	$(12,826)	$5,237	$7,589	$(52,453)

	YEAR ENDED DECEMBER 31, 2010

Net (loss) income	$(85,139)	$(21,067)	$847	$20,220	$(85,139)
Other comprehensive loss before tax:
Reduction of unrealized gain related to cash flow hedging instruments	(1,207)	–	–	–	(1,207)
Unrealized loss on marketable securities, available-for-sale:
Unrealized gain	1,750	–	–	–	1,750
Less: reclassification adjustments for gains included in net (loss) income	(2,558)	–	–	–	(2,558)

	(808)	–	–	–	(808)
Other comprehensive loss before tax	(2,015)	–	–	–	(2,015)
Income tax benefit related to items of other comprehensive loss	771	–	–	–	771
Other comprehensive loss, net of tax	(1,244)	–	–	–	(1,244)

Comprehensive (loss) income	$(86,383)	$(21,067)	$847	$20,220	$(86,383)

CONSOLIDATING BALANCE SHEETS

	DECEMBER 31, 2012
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

ASSETS
Cash and cash equivalents	$29,735	$117,838	$8,119	$–	$155,692
Marketable securities and restricted cash	431,452	–	27,461	–	458,913
Consolidated inventory owned	643,619	394,309	–	–	1,037,928
Consolidated inventory not owned	17,666	–	21,824	–	39,490

Total housing inventories	661,285	394,309	21,824	–	1,077,418
Investment in subsidiaries	244,917	–	–	(244,917)	–
Intercompany receivables	368,126	–	–	(368,126)	–
Other assets	76,183	43,572	119,661	–	239,416
Assets of discontinued operations	187	2,293	–	–	2,480

TOTAL ASSETS	1,811,885	558,012	177,065	(613,043)	1,933,919

LIABILITIES
Accounts payable and other accrued liabilities	172,906	68,929	30,320	–	272,155
Financial services credit facility	–	–	–	–	–
Debt	1,134,468	–	–	–	1,134,468
Intercompany payables	–	275,163	92,963	(368,126)	–
Liabilities of discontinued operations	575	961	–	–	1,536

TOTAL LIABILITIES	1,307,949	345,053	123,283	(368,126)	1,408,159

EQUITY
STOCKHOLDERS' EQUITY	503,936	212,959	31,958	(244,917)	503,936
NONCONTROLLING INTEREST	–	–	21,824	–	21,824

TOTAL LIABILITIES AND EQUITY	$1,811,885	$558,012	$177,065	$(613,043)	$1,933,919

	DECEMBER 31, 2011

ASSETS
Cash and cash equivalents	$25,403	$117,072	$16,638	$–	$159,113
Marketable securities and restricted cash	370,975	–	33,090	–	404,065
Consolidated inventory owned	470,269	273,791	–	–	744,060
Consolidated inventory not owned	17,177	–	34,223	–	51,400

Total housing inventories	487,446	273,791	34,223	–	795,460
Investment in subsidiaries	230,432	–	–	(230,432)	–
Intercompany receivables	226,521	–	–	(226,521)	–
Other assets	56,758	34,045	94,379	–	185,182
Assets of discontinued operations	8,853	26,471	–	–	35,324

TOTAL ASSETS	1,406,388	451,379	178,330	(456,953)	1,579,144

LIABILITIES
Accounts payable and other accrued liabilities	131,879	48,750	34,628	–	215,257
Financial services credit facility	–	–	49,933	–	49,933
Debt	822,639	1,188	–	–	823,827
Intercompany payables	–	196,767	29,754	(226,521)	–
Liabilities of discontinued operations	2,183	4,034	–	–	6,217

TOTAL LIABILITIES	956,701	250,739	114,315	(226,521)	1,095,234

EQUITY
STOCKHOLDERS' EQUITY	449,687	200,640	29,792	(230,432)	449,687
NONCONTROLLING INTEREST	–	–	34,223	–	34,223

TOTAL LIABILITIES AND EQUITY	$1,406,388	$451,379	$178,330	$(456,953)	$1,579,144

CONSOLIDATING STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2012
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$42,382	$13,337	$12,668	$(26,005)	$42,382
Adjustments to reconcile net income from continuing operations to net cash used for operating activities	27,209	7,873	500	–	35,582
Changes in assets and liabilities	(168,994)	(94,450)	(40,608)	26,005	(278,047)
Other operating activities, net	(792)	–	–	–	(792)

Net cash used for operating activities from continuing operations	(100,195)	(73,240)	(27,440)	–	(200,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	708	1,602	–	–	2,310
Additions to property, plant and equipment	(7,838)	(4,804)	(68)	–	(12,710)
Purchases of marketable securities, available-for-sale	(1,168,833)	–	(5,481)	–	(1,174,314)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,130,653	–	6,293	–	1,136,946
Other investing activities, net	–	–	109	–	109

Net cash (used for) provided by investing activities from continuing operations	(45,310)	(3,202)	853	–	(47,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in senior debt and short-term borrowings, net	301,145	(1,188)	(22)	–	299,935
Decrease in borrowings against revolving credit facilities, net	–	–	(49,933)	–	(49,933)
Common stock dividends and stock-based compensation	8,955	–	–	–	8,955
(Increase) decrease in restricted cash	(18,658)	–	4,814	–	(13,844)
Intercompany balances	(141,605)	78,396	63,209	–	–

Net cash provided by financing activities from continuing operations	149,837	77,208	18,068	–	245,113

Net increase (decrease) in cash and cash equivalents from continuing operations	4,332	766	(8,519)	–	(3,421)
Cash flows from operating activities—discontinued operations	(31)	(73)	–	–	(104)
Cash flows from investing activities—discontinued operations	4	71	–	–	75
Cash flows from financing activities—discontinued operations	–	–	–	–	–
Cash and cash equivalents at beginning of year	25,430	117,101	16,638	–	159,169

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,735	$117,865	$8,119	$–	$155,719

CONSOLIDATING STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2011
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(29,867)	$(7,063)	$5,237	$1,826	$(29,867)
Adjustments to reconcile net (loss) income from continuing operations to net cash used for operating activities	50,860	6,564	588	–	58,012
Changes in assets and liabilities	(57,722)	(40,741)	(84,536)	(1,826)	(184,825)
Other operating activities, net	(988)	–	–	–	(988)

Net cash used for operating activities from continuing operations	(37,717)	(41,240)	(78,711)	–	(157,668)

CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(912)	2,867	–	–	1,955
Additions to property, plant and equipment	(7,368)	(3,443)	(153)	–	(10,964)
Purchases of marketable securities, available-for-sale	(1,303,185)	–	(5,387)	–	(1,308,572)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,393,210	–	6,564	–	1,399,774
Other investing activities, net	–	–	118	–	118

Net cash provided by (used for) investing activities from continuing operations	81,745	(576)	1,142	–	82,311

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in senior debt and short-term borrowings, net	(55,243)	(2,784)	–	–	(58,027)
Increase in borrowings against revolving credit facilities, net	–	–	49,933	–	49,933
Common stock dividends and stock-based compensation	(1,783)	–	–	–	(1,783)
Decrease (increase) in restricted cash	18,315	–	(326)	–	17,989
Intercompany balances	(6,625)	(15,480)	22,105	–	–

Net cash (used for) provided by financing activities from continuing operations	(45,336)	(18,264)	71,712	–	8,112

Net decrease in cash and cash equivalents from continuing operations	(1,308)	(60,080)	(5,857)	–	(67,245)
Cash flows from operating activities—discontinued operations	353	116	–	–	469
Cash flows from investing activities—discontinued operations	(237)	(126)	–	–	(363)
Cash flows from financing activities—discontinued operations	(89)	–	–	–	(89)
Cash and cash equivalents at beginning of year	26,711	177,191	22,495	–	226,397

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,430	$117,101	$16,638	$–	$159,169

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2010
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(80,692)	$(19,402)	$847	$18,555	$(80,692)
Adjustments to reconcile net (loss) income from continuing operations to net cash used for operating activities	102,567	15,280	877	–	118,724
Changes in assets and liabilities	(43,237)	(26,916)	(16,399)	(18,555)	(105,107)
Other operating activities, net	2,093	(2,550)	–	–	(457)

Net cash used for operating activities from continuing operations	(19,269)	(33,588)	(14,675)	–	(67,532)

CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(6,443)	2,400	–	–	(4,043)
Additions to property, plant and equipment	(6,184)	(6,206)	(33)	–	(12,423)
Purchases of marketable securities, available-for-sale	(1,314,086)	(400,583)	(5,804)	–	(1,720,473)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,358,315	375,906	8,692	–	1,742,913
Other investing activities, net	–	–	10	–	10

Net cash provided by (used for) investing activities from continuing operations	31,602	(28,483)	2,865	–	5,984

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in senior debt and short-term borrowings, net	2,475	3,972	–	–	6,447
Common stock dividends and stock-based compensation	(516)	–	–	–	(516)
(Increase) decrease in restricted cash	(13,470)	10,468	67	–	(2,935)
Intercompany balances	23,957	(34,218)	10,261	–	–

Net cash provided by (used for) financing activities from continuing operations	12,446	(19,778)	10,328	–	2,996

Net increase (decrease) in cash and cash equivalents from continuing operations	24,779	(81,849)	(1,482)	–	(58,552)
Cash flows from operating activities—discontinued operations	1,891	161	–	–	2,052
Cash flows from investing activities—discontinued operations	(390)	(161)	–	–	(551)
Cash flows from financing activities—discontinued operations	(1,501)	–	–	–	(1,501)
Cash and cash equivalents at beginning of year	1,932	259,040	23,977	–	284,949

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,711	$177,191	$22,495	$–	$226,397

Note M: Discontinued Operations

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

BALANCE SHEETS

	DECEMBER 31,
(in thousands)	2012	2011

Assets
Cash and cash equivalents	$27	$56
Housing inventories	2,239	30,670
Other assets	214	4,598

Total assets of discontinued operations	2,480	35,324
Liabilities
Accounts payable and accrued liabilities	1,536	6,217

Total liabilities of discontinued operations	$1,536	$6,217

The Company's net loss from discontinued operations totaled $2.0 million, $20.9 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note N: Subsequent Events

No events have occurred subsequent to December 31, 2012, that have required recognition or disclosure in the Company's financial statements.

Note O: Quarterly Financial Data (Unaudited)

	2012				2011
(in thousands, except per share data)	DEC. 31	SEPT. 30	JUN. 30	MAR. 31	DEC. 31	SEPT. 30	JUN. 30	MAR. 31

CONSOLIDATED RESULTS
Revenues	$440,135	$358,693	$293,769	$215,869	$261,445	$248,566	$211,848	$167,672
Income (loss) from continuing operations before taxes	30,319	10,430	6,239	(3,021)	814	(3,908)	(9,801)	(19,837)
Tax expense (benefit)	1,372	23	190	–	(449)	(18)	–	(2,398)

Net income (loss) from continuing operations	28,947	10,407	6,049	(3,021)	1,263	(3,890)	(9,801)	(17,439)
(Loss) income from discontinued operations, net of taxes	(374)	238	223	(2,087)	(451)	(17,423)	(912)	(2,097)

Net income (loss)	$28,573	$10,645	$6,272	$(5,108)	$812	$(21,313)	$(10,713)	$(19,536)

Net income (loss) per common share:
Basic
Continuing operations	$0.64	$0.23	$0.14	$(0.07)	$0.03	$(0.09)	$(0.22)	$(0.39)
Discontinued operations	(0.01)	0.01	0.00	(0.04)	(0.01)	(0.39)	(0.02)	(0.05)

Total	0.63	0.24	0.14	(0.11)	0.02	(0.48)	(0.24)	(0.44)
Diluted
Continuing operations	0.56	0.21	0.14	(0.07)	0.03	(0.09)	(0.22)	(0.39)
Discontinued operations	(0.01)	0.01	0.00	(0.04)	(0.01)	(0.39)	(0.02)	(0.05)

Total	$0.55	$0.22	$0.14	$(0.11)	$0.02	$(0.48)	$(0.24)	$(0.44)
Weighted-average common shares outstanding:
Basic	45,115	44,826	44,628	44,474	44,410	44,409	44,369	44,239
Diluted	53,053	52,654	48,571	44,474	45,075	44,409	44,369	44,239

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
 Senior Vice President, Controller and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Ryland Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings and other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ryland Group, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ryland Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Ryland Group, Inc.

We have audited The Ryland Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Ryland Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Ryland Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings and other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, of The Ryland Group, Inc. and subsidiaries and our report dated February 27, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2013

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the year covered by this report on Form 10-K, an evaluation was performed by the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

The Company has a committee consisting of its chief accounting officer and general counsel to ensure that its disclosure controls and procedures are effective at the reasonable assurance level. These disclosure controls and procedures are designed such that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At December 31, 2012, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company's management, including the CEO and CFO, has evaluated any changes in the Company's internal control over financial reporting that occurred during the annual period ended December 31, 2012, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Company

The following sets forth certain information regarding the Company's executive officers at December 31, 2012:

Name	Age	Position (date elected to position) Prior Business Experience

Larry T. Nicholson	55	Chief Executive Officer of the Company (since 2009); President of the Company (since 2008); Chief Operating Officer of the Company (2007-2009); Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (2005-2007)
Gordon A. Milne	61	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000-2002)
Robert J. Cunnion, III	57	Senior Vice President, Human Resources of the Company (since 1999)
David L. Fristoe	56	Senior Vice President, Controller and Chief Accounting Officer of the Company (since 1999)
Timothy J. Geckle	60	Senior Vice President, General Counsel and Secretary of the Company (since 1997)
Peter G. Skelly	49

Senior Vice President of the Company and President of the Company's Homebuilding Operations (since 2011); Senior Vice President of the Company and President of the North/West Region of Ryland Homes (2008-2011); Senior Vice President of the Company and President of the North Region of Ryland Homes (2006-2008)

The Board of Directors elects all officers.

There are no family relationships between any director or executive officer, or arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company's employment and severance arrangements with certain of its executive officers, see the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement"), which is filed pursuant to Regulation 14A under the Exchange Act.

Information as to the Company's directors, executive officers and corporate governance is incorporated by reference from the Company's 2013 Proxy Statement, including the determination by the Board of Directors, with respect to the Audit Committee's financial expert, and the identity of each member of the Audit Committee of the Board of Directors.

The Company has adopted a code of ethics that is applicable to its senior officers, directors and employees. To retrieve the Company's code of ethics, visit www.ryland.com, select "Investor Relations" and then select "Corporate Governance." Scroll down the page to "Code of Ethics."

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the 2013 Proxy Statement. The Compensation Committee Report to be included in the 2013 Proxy Statement shall be deemed furnished in this Annual Report on Form 10-K and shall not be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth on page 16 of this Annual Report on Form 10-K and is incorporated by reference from the 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2013 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the 2013 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

			Page No.
(a)	1.	Financial Statements
		Consolidated Statements of Earnings—years ended December 31, 2012, 2011 and 2010	41
		Consolidated Statements of Other Comprehensive Income—years ended December 31, 2012, 2011 and 2010	42
		Consolidated Balance Sheets—December 31, 2012 and 2011	43
		Consolidated Statements of Stockholders' Equity—years ended December 31, 2012, 2011 and 2010	44
		Consolidated Statements of Cash Flows—years ended December 31, 2012, 2011 and 2010	45
		Notes to Consolidated Financial Statements	46
	2.	Financial Statement Schedules
		Financial statement schedules have been omitted because they are either not applicable or because the required information has been provided in the financial statements or notes thereto.
	Exhibits
		The following exhibits are included with this report or incorporated herein by reference as indicated below:

3.1	Articles of Restatement of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005)
3.2	Articles of Amendment of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
3.3	Bylaws of The Ryland Group, Inc., as amended (Incorporated by reference from Form 8-K, filed December 14, 2010)
3.4	Amendment to the Bylaws of The Ryland Group, Inc. (Incorporated by reference from Form 8-K, filed March 5, 2012)

Exhibits, continued

3.5	Amendment to the Bylaws of The Ryland Group, Inc. (Incorporated by reference from Form 8-K, filed February 13, 2013)
4.1	Senior Notes, dated as of January 11, 2005 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-121469)
4.2	Articles Supplementary of The Ryland Group, Inc. (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
4.3	Senior Notes, dated as of May 5, 2009 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
4.4	Senior Notes, dated as of April 15, 2010 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-157170)
4.5	Convertible Senior Notes, dated as of May 14, 2012 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-179206)
4.6	Senior Notes, dated as of September 19, 2012 (Incorporated by reference from Registration Statement on Form S-3, Registration No. 333-179206)
4.7	Rights Agreement, dated as of December 18, 2008, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC (Incorporated by reference from Form 8-A, filed December 29, 2008)
4.8

Amendment to the Rights Agreement, dated as of May 18, 2009, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC
(Incorporated by reference from Form 8-K, filed May 22, 2009)

4.9

Seventh Supplemental Indenture dated as of May 16, 2012 (including the form of Note and the Form of Guarantee) by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, as trustee
(Incorporated by reference from Form 8-K, filed May 16, 2012)

4.10

Eighth Supplemental Indenture, dated as of September 21, 2012 (including the form of Note and the form of Guarantee) by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, as trustee
(Incorporated by reference from Form 8-K, filed September 21, 2012)

10.1	Credit Agreement, dated January 24, 2008, between Ryland Mortgage Company and Guaranty Bank (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2009)
10.2

Master Repurchase Agreement, dated December 14, 2011, between Ryland Mortgage Company and RMC Mortgage Corporation and JPMorgan Chase Bank, N.A.
(Incorporated by reference from Form 8-K, filed December 20, 2011)

10.3	First Amendment to Master Repurchase Agreement, dated December 12, 2012, between Ryland Mortgage Company and RMC Mortgage Company and JPMorgan Chase Bank, N.A. (Filed herewith)

Exhibits, continued

10.4	2002 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)
10.5	Amendment and Restatement of 2005 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.6	Amendment and Restatement of The Ryland Group, Inc. 2007 Equity Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.7	Amendment and Restatement of The Ryland Group, Inc. 2008 Equity Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.8	The Ryland Group, Inc. 2011 Equity and Incentive Plan (Incorporated by reference from Form 8-K, filed March 24, 2011)
10.9	The Ryland Group, Inc. 2012 Executive Officer Long-Term Incentive Plan (Incorporated by reference from Form 8-K, filed October 2, 2012)
10.10	Form of Non-Qualified Stock Option Agreement (Incorporated by reference from Form 8-K, filed April 29, 2005)
10.11	2012 Amended Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference from Form 8-K, filed October 2, 2012)
10.12	Form of Amended and Restated Stock Unit Agreement (Incorporated by reference from Form 8-K, filed April 18, 2006)
10.13	Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 8-K, filed April 30, 2008)
10.14	Amendment No. 1 to Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.15	Non-Employee Directors' Stock Unit Plan, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.16	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 2000)
10.17	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)
10.18	Non-Employee Director Stock Plan, effective April 26, 2006 (Incorporated by reference from Form 8-K, filed April 27, 2006)
10.19	The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (Incorporated by reference from Form DEF 14, filed March 14, 2011)
10.20

Form of Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

10.21	Amendment and Restatement of The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.22

Form of Amendment No. 1 to Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

10.23

Form of Amendment No. 2 to Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2011)

Exhibits, continued

10.24

Form of Amendment No. 3 to Senior Executive Severance Agreement between The Ryland Group, Inc. and executive officers of the Corporation
(Incorporated by reference from Form 8-K, filed October 2, 2012)

10.25

Form of 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2006)

10.26

Form of Amendment No. 1 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

10.27

Form of Amendment No. 2 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2011)

10.28	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.29	TRG Incentive Plan, as amended and restated, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.30	The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 8-K, filed April 30, 2008)
10.31	The Ryland Group, Inc. 2011 Retention Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2011)
10.32	Amendment No. 1 to The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.33	CEO Severance Agreement, dated as of December 17, 2009, by and between The Ryland Group, Inc. and Larry T. Nicholson (Incorporated by reference from Form 8-K, filed December 21, 2009)
10.34	The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 8-K, filed April 30, 2008)
10.35	Amendment No. 1 to The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.36	Lease Agreement, dated December 21, 2010, by and between The Ryland Group, Inc. and Westlake Plaza Center East, LLC (Incorporated by reference from Form 10-K for the year ended December 31, 2010)
10.37

Office Lease Agreement Perimeter Gateway III, dated August 11, 2011, by and between The Ryland Group, Inc. and DTR10,  LLC
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2012)

10.38	Form of Indemnification Agreement (Incorporated by reference from Form 10-K for the year ended December 31, 2011)
12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
21	Subsidiaries of the Registrant (Filed herewith)
23	Consent of Independent Registered Public Accounting Firm (Filed herewith)

Exhibits, continued

24	Power of Attorney (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101.INS	XBRL Instance Document (Furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (Furnished herewith)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (Furnished herewith)
101.LAB	XBRL Taxonomy Label Linkbase Document (Furnished herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (Furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Document (Furnished herewith)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Ryland Group, Inc.
By:
/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)	February 27, 2013
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Principal Executive Officer:
/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer	February 27, 2013
Principal Financial Officer:
/s/ Gordon A. Milne
Gordon A. Milne Executive Vice President and Chief Financial Officer	February 27, 2013
Principal Accounting Officer:
/s/ David L. Fristoe
David L. Fristoe Senior Vice President, Controller and Chief Accounting Officer	February 27, 2013
A majority of the Board of Directors: William L. Jews, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Larry T. Nicholson, Charlotte St. Martin and Robert G. van Schoonenberg
By:
/s/ Timothy J. Geckle
Timothy J. Geckle As Attorney-in-Fact	February 27, 2013

Index of Exhibits

10.3	First Amendment to Master Repurchase Agreement, dated December 12, 2012, between Ryland Mortgage Company and RMC Mortgage Company and JPMorgan Chase Bank, N.A.
12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document