Form 10-Q
period 2013-03-31
RYLAND GROUP INC
filed 2013-05-08
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on May 7, 2013, was 46,122,259.

THE RYLAND GROUP, INC.

FORM 10-Q

Consolidated Statements of Earnings and
Other Comprehensive Income (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2013	2012
REVENUES
Homebuilding	$363,501	$209,535
Financial services	11,179	6,334
TOTAL REVENUES	374,680	215,869

EXPENSES
Cost of sales	292,336	172,690
Selling, general and administrative	50,226	37,388
Financial services	6,858	5,689
Interest	3,762	3,569
TOTAL EXPENSES	353,182	219,336

OTHER INCOME
Gain from marketable securities, net	705	446
TOTAL OTHER INCOME	705	446
Income (loss) from continuing operations before taxes	22,203	(3,021)
Tax expense	199	-
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	22,004	(3,021)
Income (loss) from discontinued operations, net of taxes	113	(2,087)
NET INCOME (LOSS)	$22,117	$(5,108)
NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$0.48	$(0.07)
Discontinued operations	0.00	(0.04)
Total	0.48	(0.11)
Diluted
Continuing operations	0.43	(0.07)
Discontinued operations	0.00	(0.04)
Total	$0.43	$(0.11)
AVERAGE COMMON SHARES OUTSTANDING
Basic	45,434,996	44,473,870
Diluted	53,362,097	44,473,870
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2013	2012

Net income (loss)	$22,117	$(5,108)
Other comprehensive (loss) income before tax:
Reduction of unrealized gain related to cash flow hedging instruments included in net income (loss)	-	(302)
Unrealized (loss) gains on marketable securities, available-for-sale:
Unrealized gains during the period	28	794
Less: reclassification adjustments for (gains) losses included in net income (loss)	(152)	67
Total unrealized (loss) gain on marketable securities, available-for-sale	(124)	861
Other comprehensive (loss) income before tax	(124)	559
Income tax benefit related to items of other comprehensive (loss) income	-	115
Other comprehensive (loss) income, net of tax	(124)	674
Comprehensive income (loss)	$21,993	$(4,434)

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	MARCH 31,	DECEMBER 31,
(in thousands, except share data)	2013	2012
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$179,917	$155,692
Restricted cash	71,604	70,893
Marketable securities, available-for-sale	363,058	388,020
Total cash, cash equivalents and marketable securities	614,579	614,605
Housing inventories
Homes under construction	546,142	459,269
Land under development and improved lots	570,095	573,975
Inventory held-for-sale	7,182	4,684
Consolidated inventory not owned	33,944	39,490
Total housing inventories	1,157,363	1,077,418
Property, plant and equipment	21,139	20,409
Mortgage loans held-for-sale	57,568	107,950
Other	113,924	111,057
Assets of discontinued operations	536	2,480
TOTAL ASSETS	1,965,109	1,933,919

LIABILITIES
Accounts payable	117,135	124,797
Accrued and other liabilities	156,807	147,358
Debt	1,133,160	1,134,468
Liabilities of discontinued operations	1,258	1,536
TOTAL LIABILITIES	1,408,360	1,408,159

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—45,688,050 shares at March 31, 2013
(45,175,053 shares at December 31, 2012)	45,688	45,175
Retained earnings	494,464	458,669
Accumulated other comprehensive (loss) income	(32)	92
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	540,120	503,936
NONCONTROLLING INTEREST	16,629	21,824
TOTAL EQUITY	556,749	525,760
TOTAL LIABILITIES AND EQUITY	$1,965,109	$1,933,919

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
		MARCH 31,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$22,004	$(3,021)
Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
Depreciation and amortization	4,040	3,001
Inventory and other asset impairments and write-offs	213	2,069
Gain on sale of marketable securities	(344)	(98)
(Decrease) increase in deferred tax valuation allowance	(8,341)	2,021
Stock-based compensation expense	4,449	3,464
Changes in assets and liabilities:
Increase in inventories	(85,342)	(45,142)
Net change in other assets, payables and other liabilities	55,294	27,717
Other operating activities, net	(197)	(206)
Net cash used for operating activities from continuing operations	(8,224)	(10,195)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	165	662
Additions to property, plant and equipment	(3,819)	(2,711)
Purchases of marketable securities, available-for-sale	(178,570)	(332,199)
Proceeds from sales and maturities of marketable securities, available-for-sale	203,751	390,639
Other investing activities	-	5
Net cash provided by investing activities from continuing operations	21,527	56,396
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in borrowings against revolving credit facilities, net	-	(17,603)
Decrease in short-term borrowings	(1,462)	(1,182)
Common stock dividends	(1,382)	(1,352)
Issuance of common stock under stock-based compensation	14,477	2,971
Increase in restricted cash	(711)	(11,199)
Net cash provided by (used for) financing activities from continuing operations	10,922	(28,365)
Net increase in cash and cash equivalents from continuing operations	24,225	17,836
Cash flows from operating activities—discontinued operations	(15)	(85)
Cash flows from investing activities—discontinued operations	15	86
Cash flows from financing activities—discontinued operations	-	-
Cash and cash equivalents at beginning of period[1]	155,719	159,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$179,944	$177,006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(84)	$(17)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$5,195	$2,264

1 Includes cash and cash equivalents of $27,000 and $56,000 associated with discontinued operations at December 31, 2012 and 2011, respectively.

2 Includes cash and cash equivalents of $27,000 and $57,000 associated with discontinued operations at March 31, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	(LOSS) INCOME	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2013	$45,175	$458,669	$92	$503,936
Net income		22,117		22,117
Other comprehensive loss, net of tax			(124)	(124)
Common stock dividends (per share $0.03)		(1,390)		(1,390)
Stock-based compensation	513	15,068		15,581
STOCKHOLDERS’ EQUITY BALANCE AT MARCH 31, 2013	$45,688	$494,464	$(32)	$540,120
NONCONTROLLING INTEREST				16,629
TOTAL EQUITY BALANCE AT MARCH 31, 2013				$556,749

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interests in land and lot option purchase contracts. (See Note 9, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. (See Note 19, “Discontinued Operations.”) Effective July 1, 2012, the Company’s selling, general and administrative expense included corporate expense. All prior period amounts have been reclassified to conform to the 2013 presentation. For a description of the Company’s accounting policies, see Note A, “Summary of Significant Accounting Policies,” in its 2012 Annual Report on Form 10-K.

The Consolidated Balance Sheet at March 31, 2013, the Consolidated Statements of Earnings and Other Comprehensive Income for the three-month periods ended March 31, 2013 and 2012, the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and the Consolidated Statement of Stockholders’ Equity as of and for the three-month period ended March 31, 2013, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2013, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three months ended March 31, 2013, are not necessarily indicative of the operating results expected for the year ending December 31, 2013.

Note 2.  Comprehensive Income

Comprehensive income consists of net income or loss and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive income totaled $22.0 million for the three-month period ended March 31, 2013, compared to comprehensive loss that totaled $4.4 million for the same period in 2012.

Note 3.  Accumulated Other Comprehensive Loss

As of March 31, 2013, accumulated other comprehensive loss consists of unrealized gains or losses on marketable securities, available-for-sale as reported within the Consolidated Statement of Stockholders’ Equity. Reclassification adjustments, which are reported in the Consolidated Statements of Other Comprehensive Income, represent realized gains or losses on the sales of these marketable securities and netted a gain of $152,000 for the three-month period ended March 31, 2013. Realized gains or losses were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

Note 4.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $179.9 million and $155.7 million at March 31, 2013 and December 31, 2012, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At March 31, 2013 and December 31, 2012, the Company had restricted cash of $71.6 million and $70.9 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $71.2 million and $70.3 million at March 31, 2013 and December 31, 2012, respectively. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as “RMC”) had restricted cash of $361,000 and $627,000 at March 31, 2013 and December 31, 2012, respectively.

Note 5.  Segment Information

The Company is a leading national homebuilder and provider of mortgage-related financial services. As one of the largest single-family on-site homebuilders in the United States, it operates in 14 states across the country. The Company consists of six segments: four geographically determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment, which includes RMC, RH Insurance Company, Inc. (“RHIC”) and Columbia National Risk Retention Group, Inc. (“CNRRG”), provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, along with certain assets and liabilities relating to employee benefit plans.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2013	2012
REVENUES
Homebuilding
North	$95,682	$62,048
Southeast	105,219	56,642
Texas	77,337	63,119
West	85,263	27,726
Financial services	11,179	6,334
Total	$374,680	$215,869
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$3,383	$(1,622)
Southeast	7,340	891
Texas	5,050	3,525
West	7,991	(1,726)
Financial services	4,321	645
Corporate and unallocated	(5,882)	(4,734)
Total	$22,203	$(3,021)

Note 6.  Earnings Per Share Reconciliation

The Company computes earnings per share in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 260, (“ASC 260”), “Earnings per Share,” which requires earnings per share for each class of stock to be calculated using the two-class method. The two-class method is an allocation of earnings or loss between a company’s holders of common stock and its participating security holders. Under the two-class method, earnings or loss for the reporting period are allocated between

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

common shareholders and other security holders, based on their respective participation rights in dividends and undistributed earnings. All outstanding nonvested shares of restricted stock that contain non-forfeitable rights to dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s nonvested shares of restricted stock are considered participating securities in accordance with ASC 260.

The following table displays the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2013	2012
NUMERATOR
Net income (loss) from continuing operations	$22,004	$(3,021)
Net income (loss) from discontinued operations	113	(2,087)
Less: distributed earnings allocated to nonvested restricted stock	(3)	-
Less: undistributed earnings allocated to nonvested restricted stock	(111)	-
Numerator for basic income (loss) per share	22,003	(5,108)
Plus: interest on 1.6 percent convertible senior notes due 2018	729	-
Plus: undistributed earnings allocated to nonvested restricted stock	111	-
Less: undistributed earnings reallocated to nonvested restricted stock	(95)	-
Numerator for diluted income (loss) per share	$22,748	$(5,108)

DENOMINATOR
Basic earnings per share–weighted-average shares	45,434,996	44,473,870
Effect of dilutive securities:
Share-based payments	903,321	-
1.6 percent convertible senior notes due 2018	7,023,780	-
Diluted earnings per share–adjusted weighted-average
shares and assumed conversions	53,362,097	44,473,870
NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$0.48	$(0.07)
Discontinued operations	0.00	(0.04)
Total	0.48	(0.11)
Diluted
Continuing operations	0.43	(0.07)
Discontinued operations	0.00	(0.04)
Total	$0.43	$(0.11)

For the three-month period ended March 31, 2012, the effects of outstanding restricted stock units and stock options, as well as nonvested shares of restricted stock, were not included in the diluted earnings per share calculation as they would have been antidilutive due to the Company’s net loss in that period.

Note 7.  Marketable Securities, Available-for-sale

The Company’s investment portfolio includes U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. Short-term pooled investments, which are not considered cash equivalents, have original maturities in excess of 90 days. The Company considers its investment portfolio to be available-for-sale as defined in ASC No. 320 (“ASC 320”), “Investments–Debt and Equity Securities.” Accordingly, these investments are recorded at their fair values. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in “Accumulated other comprehensive (loss) income” within the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At March 31, 2013 and December 31, 2012, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three-month periods ended March 31, 2013 and 2012, net realized earnings associated with the Company’s investment portfolio, which includes interest, dividends and net realized gains on sales of marketable securities, totaled $705,000 and $446,000, respectively. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings. Realized gains or losses on the sales of marketable securities were included as reclassification adjustments within the Consolidated Statements of Other Comprehensive Income. (See Note 3, “Accumulated Other Comprehensive Loss.”)

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

				MARCH 31, 2013
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$29,471	$16	$-	$29,487
Obligations of U.S. and local government agencies	92,006	922	(495)	92,433
Corporate debt securities	197,029	152	(148)	197,033
Asset-backed securities	38,615	161	(192)	38,584
Total debt securities	357,121	1,251	(835)	357,537
Short-term pooled investments	5,521	-	-	5,521
Total marketable securities, available-for-sale	$362,642	$1,251	$(835)	$363,058

			DECEMBER 31, 2012
Type of security:
U.S. Treasury securities	$3,098	$1	$-	$3,099
Obligations of U.S. and local government agencies	154,774	1,008	(489)	155,293
Corporate debt securities	165,153	116	(75)	165,194
Asset-backed securities	27,325	153	(164)	27,314
Total debt securities	350,350	1,278	(728)	350,900
Short-term pooled investments	37,127	-	(7)	37,120
Total marketable securities, available-for-sale	$387,477	$1,278	$(735)	$388,020

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	MARCH 31, 2013	DECEMBER 31, 2012
Contractual maturity:
Maturing in one year or less	$132,831	$68,347
Maturing after one year through three years	193,212	257,595
Maturing after three years	31,494	24,958
Total debt securities	357,537	350,900
Short-term pooled investments	5,521	37,120
Total marketable securities, available-for-sale	$363,058	$388,020

Note 8.  Housing Inventories

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or on similar assets to determine if the realizable values of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and in other communities located within the same geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices of similar products in neighboring communities and sales prices of similar products in non-neighboring communities in the same geographic area. In order to estimate the costs of building and delivering homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period of time or where the operating life extends beyond several years, slight increases over current sales prices are

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

assumed in later years. Once a community is considered to be impaired, the Company’s determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks associated with the continuing assets. Discount rates used generally vary from 19.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At March 31, 2013 and December 31, 2012, valuation reserves related to impaired inventories totaled $195.3 million and $207.8 million, respectively. The net carrying values of the related inventories totaled $179.5 million and $182.2 million at March 31, 2013 and December 31, 2012, respectively.

The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized when the related inventory is delivered to homebuyers. The following table summarizes the activity that relates to capitalized interest:

(in thousands)	2013	2012
Capitalized interest at January 1	$ 82,773	$ 81,058
Interest capitalized	12,894	10,253
Interest amortized to cost of sales	(11,114)	(7,819)
Capitalized interest at March 31	$ 84,553	$ 83,492

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

		MARCH 31, 2013			DECEMBER 31, 2012
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	5,478	4,473	9,951	5,471	4,056	9,527
Southeast	7,240	2,864	10,104	7,268	2,121	9,389
Texas	2,807	2,282	5,089	2,438	2,667	5,105
West	2,788	2,360	5,148	2,604	1,680	4,284
Total	18,313	11,979	30,292	17,781	10,524	28,305

Additionally, at March 31, 2013 and December 31, 2012, the Company controlled 166 lots and 479 lots, respectively, associated with discontinued operations, all of which were owned.

Note 9.  Variable Interest Entities (“VIE”)

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

In compliance with the provisions of ASC 810, the Company consolidated $33.9 million and $39.5 million of inventory not owned related to land and lot option purchase contracts at March 31, 2013 and December 31, 2012, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $17.3 million and $17.7 million of its related cash deposits for lot option purchase contracts at March 31, 2013 and December 31, 2012, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $16.6 million and $21.8 million with respect to the consolidation of these contracts at March 31, 2013 and December 31, 2012, respectively, representing the selling entities’ ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $25.0 million and $22.2 million at March 31, 2013 and December 31, 2012, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $406.5 million and $310.1 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 10.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. It participates in a number of joint ventures in which it has less than a controlling interest. As of March 31, 2013, the Company participated in five active homebuilding joint ventures in the Austin, Chicago, Denver and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment’s total estimated share of lots owned and controlled by the Company under its joint ventures:

	MARCH 31, 2013			DECEMBER 31, 2012
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	150	-	150	145	-	145
West	172	-	172	172	-	172
Total	322	-	322	317	-	317

At March 31, 2013 and December 31, 2012, the Company’s investments in its unconsolidated joint ventures totaled $8.3 million and were included in “Other” assets within the Consolidated Balance Sheets. For the three months

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

ended March 31, 2013 and 2012, the Company’s equity in earnings from its unconsolidated joint ventures totaled $164,000 and $110,000, respectively.

Note 11.  Debt and Credit Facilities

The following table presents the composition of the Company’s homebuilder debt at March 31, 2013 and December 31, 2012:

	MARCH 31,	DECEMBER 31,
(in thousands)	2013	2012
Senior notes
5.4 percent senior notes due January 2015	$126,481	$126,481
8.4 percent senior notes due May 2017	230,000	230,000
1.6 percent convertible senior notes due May 2018	225,000	225,000
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	250,000
Total senior notes	1,131,481	1,131,481
Debt discount	(2,846)	(3,000)
Senior notes, net	1,128,635	1,128,481
Secured notes payable	4,525	5,987
Total debt	$1,133,160	$1,134,468

At March 31, 2013, the Company had outstanding (a) $126.5 million of 5.4 percent senior notes due January 2015; (b) $230.0 million of 8.4 percent senior notes due May 2017; (c) $225.0 million of 1.6 percent convertible senior notes due May 2018; (d) $300.0 million of 6.6 percent senior notes due May 2020; and (e) $250.0 million of 5.4 percent senior notes due October 2022. Each of the senior notes pays interest semiannually and all, except for the convertible senior notes, may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $80.5 million and $79.5 million under these agreements at March 31, 2013 and December 31, 2012, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2013 and December 31, 2012, outstanding seller-financed nonrecourse secured notes payable totaled $4.5 million and $6.0 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at March 31, 2013.

During 2011, RMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”). This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. During 2012, this facility was increased to $75.0 million and extended to December 2013. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At March 31, 2013, the Company was in compliance with these covenants. The Company had no outstanding borrowings against this credit facility at March 31, 2013 and December 31, 2012.

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

Level 1 fair values are those determined using quoted market prices in active markets for identical assets or liabilities. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuations, therefore, are sensitive to the assumptions used for these items. Fair values represent the Company’s best estimates as of the balance sheet date and are based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

The following table displays the values and methods used for measuring the fair values of financial instruments on a recurring basis:

			FAIR VALUE
(in thousands)	HIERARCHY	MARCH 31, 2013	DECEMBER 31, 2012
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$29,487	$3,099
Obligations of U.S. and local government agencies	Levels 1 and 2	92,433	155,293
Corporate debt securities	Level 2	197,033	165,194
Asset-backed securities	Level 2	38,584	27,314
Short-term pooled investments	Levels 1 and 2	5,521	37,120
Mortgage loans held-for-sale	Level 2	57,568	107,950
Mortgage interest rate lock commitments	Level 2	6,084	4,737
Forward-delivery contracts	Level 2	(513)	(369)

Marketable Securities, Available-for-sale

At March 31, 2013 and December 31, 2012, the Company had $363.1 million and $388.0 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; and short-term pooled investments. (See Note 7, “Marketable Securities, Available-for-sale.”)

Other Financial Instruments

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). Interest rate lock commitments (“IRLCs”) are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 2). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. At March 31, 2013 and December 31, 2012, contractual principal amounts of mortgage loans held-for-sale totaled $55.8 million and $103.4 million, respectively. The fair values of IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the conversion of IRLCs to loans

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

totaled $4.5 million and $3.9 million for the three-month periods ended March 31, 2013 and 2012, respectively. Increases in the fair value of the locked loan pipeline totaled $1.3 million and $545,000 for the three months ended March 31, 2013 and 2012, respectively. The gain on forward-delivery contracts used to hedge IRLCs totaled $665,000 for the three months ended March 31, 2013, compared to a loss on forward-delivery contracts that totaled $520,000 for the same period in 2012. Net gains and losses related to forward-delivery contracts and IRLCs were included in “Financial services” revenues within the Consolidated Statements of Earnings.

At March 31, 2013 and December 31, 2012, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $1.8 million and $4.6 million, respectively, and was included in “Financial services” revenues within the Consolidated Statements of Earnings. At March 31, 2013, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $374,000 and an aggregate unpaid principal balance of $526,000. At December 31, 2012, the Company held no loans with payments 90 days or more past due.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could materially impact these fair values.

Nonfinancial Instruments

In accordance with ASC 820, the Company measures certain nonfinancial homebuilding assets at their fair values on a nonrecurring basis. (See Note 8, “Housing Inventories.”)

The following table summarizes the fair values of the Company’s nonfinancial assets that represent the fair values for communities and other homebuilding assets for which it recognized noncash impairment charges during the reporting periods:

			FAIR VALUE
(in thousands)	HIERARCHY	MARCH 31, 2013	DECEMBER 31, 2012
Housing inventory [1]	Level 3	$-	$2,923
Other assets held-for-sale and investments in joint ventures [2]	Level 3	1,300	1,563
Total		$1,300	$4,486

[1]

In accordance with ASC No. 330, (“ASC 330”), “Inventory,” at December 31, 2012, the fair value of housing inventory that was impaired during 2012 totaled $2.9 million. The impairment charges related to these assets totaled $1.9 million for the year ended December 31, 2012.

[2]

In accordance with ASC 330, the fair values of other assets held-for-sale that were impaired during 2012 totaled $263,000 at December 31, 2012. The impairment charges related to these assets totaled $41,000 for the year ended December 31, 2012. In accordance with ASC 330, the fair values of investments in joint ventures that were impaired during 2013 totaled $1.3 million at March 31, 2013. The impairment charges related to these assets totaled $10,000 for the three months ended March 31, 2013. At December 31, 2012, the fair values of investments in joint ventures that were impaired during 2012 totaled $1.3 million. The impairment charges related to these assets totaled $40,000 for the year ended December 31, 2012.

Note 13.  Postretirement Benefits

The Company has a supplemental nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with this plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and to finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At March 31, 2013, the value of the assets held in trust totaled $13.8 million, compared to $13.1 million at December 31, 2012, and was included in “Other” assets within the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The net periodic benefit income of this plan for the three months ended March 31, 2013, totaled $481,000, which included an investment gain of $705,000 on the cash surrender value of the insurance contracts, offset by interest costs of $214,000 and by service costs of $10,000. The net periodic benefit income of this plan for the three months ended March 31, 2012, totaled $706,000, which included an investment gain of $936,000, offset by interest costs of $200,000 and by service costs of $30,000. The $12.9 million and $12.7 million projected benefit obligations at March 31, 2013 and December 31, 2012, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 6.8 percent and 7.0 percent for the quarters ended March 31, 2013 and 2012, respectively.

Note 14.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. This assessment considers, among other things, cumulative losses; forecasts of future profitability; the duration of statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. In light of the unavailability of net operating loss carrybacks and the Company’s assessment of the factors listed above, it was determined that an allowance against its deferred tax assets was required. Therefore, in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company maintained a full valuation allowance against its net deferred tax assets. The net valuation allowance was reduced by $8.4 million to offset the Company’s tax expense for the first quarter of 2013. The balance of the deferred tax valuation allowance totaled $250.5 million and $258.9 million at March 31, 2013 and December 31, 2012, respectively. To the extent that the Company generates sufficient taxable income in the future to utilize the tax benefits of related deferred tax assets, it will experience a reduction in its effective tax rate during those periods in which the valuation allowance is reversed. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. Federal net operating loss carryforwards, if not utilized, will begin to expire in 2031. Tax credit carryforwards can be carried forward 5 years, with expiration dates beginning in 2014.

For the three months ended March 31, 2013 and 2012, the Company’s provision for income tax presented overall effective income tax expense rates of 0.9 percent and 0.0 percent, respectively, primarily due to noncash adjustments to the Company’s deferred tax valuation allowance, which offsets the tax expense or benefits generated during the quarters.

Note 15.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments with performance criteria. At March 31, 2013 and December 31, 2012, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,105,328 and 3,016,108, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 158,000 stock awards available for future grant in accordance with the Director Plan at March 31, 2013 and December 31, 2012. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $4.4 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation expenses have been allocated to the Company’s business units and included in “Financial services” and “Selling, general and administrative” expenses within the Consolidated Statements of Earnings.

A summary of stock option activity in accordance with the Company’s equity incentive plans as of March 31, 2013 and 2012, and changes for the three-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2012	3,948,874	$28.91	2.4
Granted	726,000	18.22
Exercised	(18,667)	14.39
Forfeited	(185,197)	21.93
Options outstanding at March 31, 2012	4,471,010	$27.52	3.0	$4,763
Available for future grant	2,559,240
Total shares reserved at March 31, 2012	7,030,250
Options exercisable at March 31, 2012	3,000,374	$31.97	1.9	$2,584
Options outstanding at January 1, 2013	3,419,423	$26.92	2.9
Granted	-	-
Exercised	(340,819)	24.71
Forfeited	(39,089)	22.50
Options outstanding at March 31, 2013	3,039,515	$27.23	2.8	$50,621
Available for future grant	3,105,328
Total shares reserved at March 31, 2013	6,144,843
Options exercisable at March 31, 2013	2,303,539	$30.17	2.1	$33,257

Stock-based compensation expense related to employee stock options totaled $1.1 million for the three-month periods ended March 31, 2013 and 2012.

During the three-month periods ended March 31, 2013 and 2012, the intrinsic values of stock options exercised totaled $4.9 million and $102,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Compensation expense associated with restricted stock unit awards to senior executives totaled $3.1 million and $2.3 million for the three-month periods ended March 31, 2013 and 2012, respectively.

The following table summarizes the activity that relates to the Company’s restricted stock unit awards:

	2013	2012
Restricted stock units at January 1	774,217	657,825
Shares awarded	143,594	400,568
Shares vested	(344,369)	(294,856)
Shares forfeited	(21,534)	(6,667)
Restricted stock units at March 31	551,908	756,870

At March 31, 2013, the outstanding restricted stock units are expected to vest as follows: 2013—10,000;

2014—299,913; 2015—194,135; and 2016—47,860.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $210,000 and $81,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

Note 16.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At March 31, 2013 and December 31, 2012, it had cash deposits and letters of credit outstanding that totaled $53.0 million and $53.1 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $637.9 million and $589.6 million, respectively. At March 31, 2013 and December 31, 2012, the Company had $3.0 million and $492,000, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $214.3 million and $137.7 million at March 31, 2013 and December 31, 2012, respectively. Hedging instruments, including forward-delivery contracts, are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At March 31, 2013, development bonds totaled $114.3 million, while performance-related cash deposits and letters of credit totaled $52.9 million. At December 31, 2012, development bonds totaled $108.4 million, while performance-related cash deposits and letters of credit totaled $52.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

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

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	THREE
	MONTHS ENDED
	MARCH 31,	TWELVE MONTHS ENDED DECEMBER 31,
	2013	2012	2011	2010	2009	2008
Prime	50.6%	48.6%	42.2%	34.9%	32.9%	51.8%
Government (FHA/VA/USDA)	49.4	51.4	57.8	65.1	67.1	48.2
Alt A	-	-	-	-	-	-
Subprime	-	-	-	-	-	-
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	728	731	726	723	717	711
Average combined loan-to-value ratio	90.7%	90.1%	90.3%	90.8%	91.4%	90.1%

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

The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company has accrued $11.0 million for these types of claims as of March 31, 2013, but it may have additional exposure. (See “Part II, Item 1, Legal Proceedings.”)

The following table displays the changes in the Company’s mortgage loan loss reserves and related legal reserves during the three-month periods presented:

(in thousands)	2013	2012
Balance at January 1	$10,484	$10,141
Provision for losses	543	(12)
Settlements made	(46)	(345)
Balance at March 31	$10,981	$9,784

Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves and related legal reserves were included in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company provides product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. It estimates and records warranty liabilities based upon historical experience and known risks at the time a home closes as a component of cost of sales, as well as

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

upon identification and quantification of its obligations in cases of unexpected claims. Actual future warranty costs could differ from current estimates.

The following table summarizes the changes in the Company’s product liability reserves during the three-month periods presented:

(in thousands)	2013	2012
Balance at January 1	$18,188	$20,648
Warranties issued	1,056	707
Changes in liability for accruals related to pre-existing warranties	393	207
Settlements made	(1,249)	(1,837)
Balance at March 31	$18,388	$19,725

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At March 31, 2013 and December 31, 2012, RHIC had $14.3 million and $14.8 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

The following table displays the changes in RHIC’s insurance reserves during the three-month periods presented:

(in thousands)	2013	2012
Balance at January 1	$14,813	$18,209
Insurance expense provisions or adjustments	-	-
Loss expenses paid	(483)	(448)
Balance at March 31	$14,330	$17,761

Expense provisions or adjustments to RHIC’s insurance reserves were included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and on the Company’s analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and to cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies.

In view of the inherent unpredictability of outcomes in legal matters, particularly where (a) the damages sought are speculative, unspecified or indeterminate; (b) the proceedings are in the early stages or impacted significantly by future legal determinations or judicial decisions; (c) the matters involve unsettled questions of law, multiple parties or complex facts and circumstances; or (d) insured risk transfer or coverage is undetermined, there is considerable uncertainty surrounding the timing or resolution of these matters, including a possible eventual loss. Given this inherent unpredictability, actual future litigation costs could differ from the Company’s current estimates. At the same time, the Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. In accordance with applicable accounting guidance, the Company accrues amounts for legal matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may need to adjust the accruals from time to time to reflect developments that could

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

affect its estimate of potential losses. Moreover, in accordance with applicable accounting guidance, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. For matters as to which the Company believes a loss is reasonably probable and estimable, at March 31, 2013 and December 31, 2012, the Company had legal reserves of $18.1 million and $17.9 million, respectively. (See “Part II, Item 1, Legal Proceedings.”) It currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $13 million in the aggregate.

Note 17.  New Accounting Pronouncements

ASU 2011-11 and ASU 2013-01

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 (“ASU 2011-11”), “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” and also issued ASU No. 2013-01 (“ASU 2013-01”), “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” in January 2013. The amendments in ASU 2011-11 and ASU 2013-01 will enhance disclosures required by U.S. generally accepted accounting principles (“GAAP”) by requiring improved information about financial and derivative instruments that are either (a) offset in accordance with Section 210-20-45 or Section 815-10-45 or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and for interim periods within those annual periods. Disclosures required by those amendments should also be provided retrospectively for all comparative periods presented. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

ASU 2013-02

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in ASU 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of earnings or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures required under GAAP that provide additional details about those amounts. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2012, and for interim periods within those annual periods. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

Note 18.  Supplemental Guarantor Information

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

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2013
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$202,298	$169,039	$11,179	$(7,836)	$374,680
EXPENSES	193,435	160,725	6,858	(7,836)	353,182
OTHER INCOME	705	-	-	-	705
Income from continuing operations before taxes	9,568	8,314	4,321	-	22,203
Tax expense	86	74	39	-	199
Equity in net earnings of subsidiaries	12,522	-	-	(12,522)	-
Net income from continuing operations	22,004	8,240	4,282	(12,522)	22,004
Income from discontinued operations, net of taxes	113	53	-	(53)	113
NET INCOME	$22,117	$8,293	$4,282	$(12,575)	$22,117

	THREE MONTHS ENDED MARCH 31, 2012
REVENUES	$110,907	$98,628	$6,334	$-	$215,869
EXPENSES	112,833	100,814	5,689	-	219,336
OTHER INCOME	446	-	-	-	446

(Loss) income from continuing operations before taxes	(1,480)	(2,186)	645	-	(3,021)
Tax expense	-	-	-	-	-
Equity in net loss of subsidiaries	(1,541)	-	-	1,541	-
Net (loss) income from continuing operations	(3,021)	(2,186)	645	1,541	(3,021)
Loss from discontinued operations, net of taxes	(2,087)	(976)	-	976	(2,087)
NET (LOSS) INCOME	$(5,108)	$(3,162)	$645	$2,517	$(5,108)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED MARCH 31, 2013
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Net income	$22,117	$8,293	$4,282	$(12,575)	$22,117
Other comprehensive loss before tax:
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain	28	-	-	-	28
Less: reclassification adjustments for gains included in net income	(152)	-	-	-	(152)
Other comprehensive loss before tax	(124)	-	-	-	(124)
Income tax benefit related to items of other comprehensive loss	-	-	-	-	-
Other comprehensive loss, net of tax	(124)	-	-	-	(124)
Comprehensive income	$21,993	$8,293	$4,282	$(12,575)	$21,993

	THREE MONTHS ENDED MARCH 31, 2012
Net (loss) income	$(5,108)	$(3,162)	$645	$2,517	$(5,108)
Other comprehensive income before tax:
Reduction of unrealized gain related to cash flow hedging instruments	(302)	-	-	-	(302)
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain	794	-	-	-	794
Less: reclassification adjustments for gains included in net (loss) income	67	-	-	-	67
	861	-	-	-	861
Other comprehensive income before tax	559	-	-	-	559
Income tax benefit related to items of other comprehensive income	115	-	-	-	115
Other comprehensive income, net of tax	674	-	-	-	674
Comprehensive (loss) income	$(4,434)	$(3,162)	$645	$2,517	$(4,434)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	MARCH 31, 2013
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$20,898	$149,786	$9,233	$-	$179,917
Marketable securities and restricted cash	407,842	-	26,820	-	434,662
Consolidated inventory owned	681,725	441,694	-	-	1,123,419
Consolidated inventory not owned	17,315	-	16,629	-	33,944
Total housing inventories	699,040	441,694	16,629	-	1,157,363
Investment in subsidiaries	255,398	-	-	(255,398)	-
Intercompany receivables	390,983	-	-	(390,983)	-
Other assets	77,604	44,379	70,648	-	192,631
Assets of discontinued operations	-	536	-	-	536
TOTAL ASSETS	1,851,765	636,395	123,330	(646,381)	1,965,109

LIABILITIES
Accounts payable and other accrued liabilities	177,920	64,916	31,106	-	273,942
Debt	1,133,160	-	-	-	1,133,160
Intercompany payables	-	349,534	41,449	(390,983)	-
Liabilities of discontinued operations	565	693	-	-	1,258
TOTAL LIABILITIES	1,311,645	415,143	72,555	(390,983)	1,408,360
EQUITY
STOCKHOLDERS’ EQUITY	540,120	221,252	34,146	(255,398)	540,120
NONCONTROLLING INTEREST	-	-	16,629	-	16,629
TOTAL LIABILITIES AND EQUITY	$1,851,765	$636,395	$123,330	$(646,381)	$1,965,109

	DECEMBER 31, 2012
ASSETS
Cash and cash equivalents	$29,735	$117,838	$8,119	$-	$155,692
Marketable securities and restricted cash	431,452	-	27,461	-	458,913
Consolidated inventory owned	643,619	394,309	-	-	1,037,928
Consolidated inventory not owned	17,666	-	21,824	-	39,490
Total housing inventories	661,285	394,309	21,824	-	1,077,418

Investment in subsidiaries	244,917	-	-	(244,917)	-
Intercompany receivables	368,126	-	-	(368,126)	-
Other assets	76,183	43,572	119,661	-	239,416
Assets of discontinued operations	187	2,293	-	-	2,480
TOTAL ASSETS	1,811,885	558,012	177,065	(613,043)	1,933,919

LIABILITIES
Accounts payable and other accrued liabilities	172,906	68,929	30,320	-	272,155
Debt	1,134,468	-	-	-	1,134,468
Intercompany payables	-	275,163	92,963	(368,126)	-
Liabilities of discontinued operations	575	961	-	-	1,536
TOTAL LIABILITIES	1,307,949	345,053	123,283	(368,126)	1,408,159
EQUITY
STOCKHOLDERS’ EQUITY	503,936	212,959	31,958	(244,917)	503,936
NONCONTROLLING INTEREST	-	-	21,824	-	21,824
TOTAL LIABILITIES AND EQUITY	$1,811,885	$558,012	$177,065	$(613,043)	$1,933,919

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2013
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$22,004	$8,240	$4,282	$(12,522)	$22,004
Adjustments to reconcile net income from continuing operations to net cash (used for) provided by operating activities	(1,703)	1,675	45	-	17
Changes in assets and liabilities	(39,720)	(50,725)	47,875	12,522	(30,048)
Other operating activities, net	(197)	-	-	-	(197)
Net cash (used for) provided by operating activities from continuing operations	(19,616)	(40,810)	52,202	-	(8,224)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	165	-	-	-	165
Additions to property, plant and equipment	(1,992)	(1,613)	(214)	-	(3,819)
Purchases of marketable securities, available-for-sale	(177,520)	-	(1,050)	-	(178,570)
Proceeds from sales and maturities of marketable securities, available-for-sale	202,327	-	1,424	-	203,751
Net cash provided by (used for) investing activities from continuing operations	22,980	(1,613)	160	-	21,527
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term borrowings, net	(1,462)	-	-	-	(1,462)
Common stock dividends and stock-based compensation	13,095	-	-	-	13,095
(Increase) decrease in restricted cash	(977)	-	266	-	(711)
Intercompany balances	(22,857)	74,371	(51,514)	-	-
Net cash (used for) provided by financing activities from continuing operations	(12,201)	74,371	(51,248)	-	10,922
Net (decrease) increase in cash and cash equivalents from continuing operations	(8,837)	31,948	1,114	-	24,225
Cash flows from operating activities–discontinued operations	-	(15)	-	-	(15)
Cash flows from investing activities–discontinued operations	-	15	-	-	15
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	29,735	117,865	8,119	-	155,719
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,898	$149,813	$9,233	$-	$179,944

	THREE MONTHS ENDED MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(3,021)	$(2,186)	$645	$1,541	$(3,021)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used for) provided by operating activities	7,247	3,019	191	-	10,457
Changes in assets and liabilities	(41,994)	(10,951)	37,061	(1,541)	(17,425)
Other operating activities, net	(206)	-	-	-	(206)
Net cash (used for) provided by operating activities from continuing operations	(37,974)	(10,118)	37,897	-	(10,195)
CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(10)	672	-	-	662
Additions to property, plant and equipment	(1,640)	(1,063)	(8)	-	(2,711)
Purchases of marketable securities, available-for-sale	(330,773)	-	(1,426)	-	(332,199)
Proceeds from sales and maturities of marketable securities, available-for-sale	389,938	-	701	-	390,639
Other investing activities, net	-	-	5	-	5
Net cash provided by (used for) investing activities from continuing operations	57,515	(391)	(728)	-	56,396
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings, net	6	(1,188)	-	-	(1,182)
Decrease in borrowings against revolving credit facilities, net	-	-	(17,603)	-	(17,603)
Common stock dividends and stock-based compensation	1,619	-	-	-	1,619
(Increase) decrease in restricted cash	(11,270)	-	71	-	(11,199)
Intercompany balances	(15,001)	34,610	(19,609)	-	-
Net cash (used for) provided by financing activities from continuing operations	(24,646)	33,422	(37,141)	-	(28,365)
Net (decrease) increase in cash and cash equivalents from continuing operations	(5,105)	22,913	28	-	17,836
Cash flows from operating activities–discontinued operations	(26)	(59)	-	-	(85)
Cash flows from investing activities–discontinued operations	(1)	87	-	-	86
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	25,430	117,101	16,638	-	159,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,298	$140,042	$16,666	$-	$177,006

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 19.  Discontinued Operations

During 2011, the Company discontinued future homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to complete all homes currently under contract and to sell its remaining available land in these divisions as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas, which were historically reported in the Company’s Southeast and Texas segments, respectively, have been classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations were presented separately in “Assets of discontinued operations” and “Liabilities of discontinued operations” within the Consolidated Balance Sheets. All prior period amounts have been reclassified to conform to the 2013 presentation.

BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
(in thousands)	2013	2012
Assets
Cash and cash equivalents	$27	$27
Housing inventories	490	2,239
Other assets	19	214
Total assets of discontinued operations	536	2,480
Liabilities
Accounts payable and accrued liabilities	1,258	1,536
Total liabilities of discontinued operations	$1,258	$1,536

The Company’s net income from discontinued operations totaled $113,000 for the three-month period ended March 31, 2013, compared to a net loss from discontinued operations that totaled $2.1 million for the same period in 2012.

Note 20.  Subsequent Events

No events have occurred subsequent to March 31, 2013, that have required recognition or disclosure in the Company’s financial statements.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the quarter ended March 31, 2013. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

During the first quarter of 2013, the Company’s housing markets continued to improve. Attractive housing affordability levels, low interest rates, higher rental rates and increasing home prices at varying rates have changed buyer perceptions. These factors, combined with declines in the number of distressed properties, have led to increased demand and a general tightening in supply of housing inventory, nationally. On average, continuing increases in sales rates and prices; decreases in required sales incentives and cancellation rates; and improvement in average sales traffic through its communities have allowed the Company to raise prices in most markets. It reported increases of 54.4 percent in sales volume, 60.4 percent in closing volume and 57.2 percent in backlog for the quarter ended March 31, 2013, compared to the same period in 2012. However, high unemployment levels and tight mortgage credit standards continue to impact the homebuilding industry by keeping sales absorption rates per community depressed, compared to traditional levels. The Company believes that continued advances in revenue growth and financial performance may come from a greater presence in its already established markets, its entry into new markets and a return to more traditional absorption rates. The Company also believes that its strategic goals of increasing its profitability and leverage through this expansion and diversification will position it to take full advantage of a continuation of the housing recovery.

The Company made significant progress during the first quarter of 2013 with a 73.6 percent increase in consolidated revenues; a 1.9 percent rise in housing gross profit margin; a 4.0 percent decline in the selling, general and administrative expense ratio; and a decisive increase in homebuilding and mortgage operations profitability, compared to the same period in the prior year. The Company has grown its community count since the third quarter of 2010. The number of active communities rose 19.6 percent to 250 active communities at March 31, 2013, from 209 active communities at March 31, 2012. Ongoing land acquisitions in all of the Company’s markets should enhance its ability to establish significant market share and create a platform for future growth.

The Company’s net income from continuing operations totaled $22.0 million, or $0.43 per diluted share, for the three months ended March 31, 2013, compared to a net loss of $3.0 million, or $0.07 per diluted share, for the same period in 2012. The increase in net income for the first quarter of 2013, compared to the same period in 2012, was primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory valuation adjustments; and a reduced selling, general and administrative expense ratio. The Company had pretax charges that totaled $213,000 primarily related to preacquisition feasibility cost write-offs for the quarter ended March 31, 2013, compared to pretax charges that totaled $2.1 million primarily related to inventory valuation adjustments for the same period in 2012. It continued to raise gross margins by investing in new communities; selectively increasing prices; completing less profitable communities; and lowering expense ratios.

The Company’s consolidated revenues increased 73.6 percent to $374.7 million for the quarter ended March 31, 2013, from $215.9 million for the same period in 2012. This increase was primarily attributable to a 60.4 percent rise in closings and to an 8.2 percent increase in average closing price. The increase in average closing price was due to a more accommodating price environment, as well as to a change in the product and geographic mix of homes delivered during the first quarter of 2013, versus the same period in 2012. Revenues for the homebuilding

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

and financial services segments totaled $363.5 million and $11.2 million, respectively, for the first quarter of 2013, compared to $209.5 million and $6.3 million, respectively, for the same period in 2012.

The Company reported a rise in closing volume for the quarter ended March 31, 2013, compared to the same period in 2012, primarily due to the increase in sales. New orders rose 54.4 percent to 2,051 units for the quarter ended March 31, 2013, from 1,328 units for the same period in 2012 primarily due to increases in sales rates and the number of active communities. New order dollars increased 75.3 percent for the quarter ended March 31, 2013, compared to the same period in 2012. The Company’s average monthly sales absorption rate was 2.8 homes per community for the first quarter of 2013, versus 2.1 homes per community for the first quarter of 2012.

Selling, general and administrative expense totaled 13.8 percent of homebuilding revenues for the first quarter of 2013, compared to 17.8 percent for the same period in 2012. This decrease was primarily attributable to higher leverage resulting from increased revenues.

The Company maintained a strong balance sheet, ending the quarter with $614.6 million in cash, cash equivalents and marketable securities. Investments in new communities increased consolidated inventory owned by $85.1 million, or 8.1 percent, at March 31, 2013, compared to December 31, 2012. The Company’s earliest senior debt maturity is in 2015. Its net debt-to-capital ratio, including marketable securities, was 49.0 percent at March 31, 2013, compared to 50.8 percent at December 31, 2012. Stockholders’ equity per share rose 5.9 percent to $11.82 at March 31, 2013, compared to $11.16 at December 31, 2012.

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

Homebuilding Overview

The combined homebuilding operations reported pretax earnings from continuing operations of $23.8 million for the first quarter of 2013, compared to pretax earnings of $1.1 million for the same period in 2012. Homebuilding results for the first quarter of 2013 improved from those for the same period in 2012 primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory valuation adjustments; and a reduced selling, general and administrative expense ratio.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except units)	2013	2012
REVENUES
Housing	$361,386	$208,823
Land and other	2,115	712
TOTAL REVENUES	363,501	209,535

EXPENSES
Cost of sales
Housing
Cost of sales	291,172	170,387
Valuation adjustments and recoveries	(5)	1,890
Total housing cost of sales	291,167	172,277
Land and other	1,169	413
Total cost of sales	292,336	172,690
Selling, general and administrative	43,639	32,208
Interest	3,762	3,569
TOTAL EXPENSES	339,737	208,467

PRETAX EARNINGS	$23,764	$1,068
Closings (units)	1,307	815
Housing gross profit margin	19.4%	17.5%
Selling, general and administrative ratio	12.0%	15.4%

The Company’s homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at March 31, 2013:

North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Metro Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Myrtle Beach, Orlando, Raleigh and Tampa
Texas	Austin, Houston and San Antonio
West	Denver, Las Vegas, Phoenix and Southern California

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; inventory held-for-sale; and cash deposits related to consolidated inventory not owned, totaled $1.1 billion at March 31, 2013 and December 31, 2012. Homes under construction increased 18.9 percent to $546.1 million at March 31, 2013, from $459.3 million at December 31, 2012, as a result of higher backlog. Land under development and improved lots decreased 0.7 percent to $570.1 million at March 31, 2013, compared to $574.0 million at December 31, 2012. The Company had 311 model homes with inventory values totaling $72.7 million at March 31, 2013, compared to 296 model homes with inventory values totaling $67.1 million at December 31, 2012. In addition, it had 687 started and unsold homes with inventory values totaling $110.3 million at March 31, 2013, compared to 724 started and unsold homes with inventory values totaling $120.2 million at December 31, 2012. Inventory held-for-sale totaled $7.2 million at March 31, 2013, compared to $4.7 million at December 31, 2012.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides certain information with respect to the Company’s number of residential communities and lots controlled at March 31, 2013:

	COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS
	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	71	29	7	1	108	10,101
Southeast	85	34	13	9	141	10,104
Texas	66	27	-	1	94	5,089
West	28	27	2	2	59	5,320
Total	250	117	22	13	402	30,614

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At March 31, 2013, of the 13 communities that were held-for-sale, 9 communities had fewer than 20 lots remaining.

Low interest rates and home prices have led to more favorable affordability levels and to an appearance of a recovery in most housing submarkets. The Company is primarily focused on reloading inventory and increasing profitability, all while balancing those two objectives with cash preservation. Increasing community count is among the Company’s greatest challenges and highest priorities. During the quarter ended March 31, 2013, it secured 4,667 owned or optioned lots, opened 34 communities and closed 22 communities. The Company operated from 19.6 percent more active communities at March 31, 2013, than it did at March 31, 2012. The number of lots controlled was 30,292 lots at March 31, 2013, compared to 28,305 lots at December 31, 2012. Optioned lots, as a percentage of total lots controlled, were 39.5 percent and 37.2 percent at March 31, 2013 and December 31, 2012, respectively. In addition, the Company controlled 322 lots and 317 lots under joint venture agreements at March 31, 2013 and December 31, 2012, respectively.

Three months ended March 31, 2013, compared to three months ended March 31, 2012

The homebuilding segments reported pretax earnings of $23.8 million for the first quarter of 2013, compared to pretax earnings of $1.1 million for the same period in 2012. This improvement in homebuilding results was primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory valuation adjustments; and a reduced selling, general and administrative expense ratio.

Homebuilding revenues increased 73.5 percent to $363.5 million for the first quarter of 2013 from $209.5 million for the same period in 2012 primarily due to a 60.4 percent rise in closings and to an 8.2 percent increase in average closing price. Homebuilding revenues for the first quarter of 2013 included $2.1 million from land sales, which resulted in pretax earnings of $946,000, compared to homebuilding revenues for the first quarter of 2012 that included $712,000 from land sales, which resulted in pretax earnings of $299,000.

Housing gross profit margin for the first quarter of 2013 was 19.4 percent, compared to 17.5 percent for the same period in 2012. This improvement was primarily attributable to lower inventory valuation adjustments of 0.9 percent; higher leverage of direct overhead expense of 0.6 percent due to an increase in the number of homes delivered and to a higher average closing price; and a relative decline in direct construction costs of 0.4 percent, partially offset by higher land costs of 0.4 percent. There were no inventory valuation adjustments affecting housing gross profit margin for the three months ended March 31, 2013, compared to inventory valuation adjustments of $1.9 million for the same period in 2012. Gross profit margin from land sales was 44.7 percent for the three months ended March 31, 2013, compared to 42.0 percent for the same period in 2012. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The homebuilding segments’ selling, general and administrative expense ratio totaled 12.0 percent of homebuilding revenues for the first quarter of 2013, compared to 15.4 percent for the same period in 2012. This decrease was primarily attributable to higher leverage resulting from increased revenues.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $16.7 million and $13.8 million for the three months ended March 31, 2013 and 2012, respectively. The homebuilding segments recorded $3.8 million of interest expense during the first quarter of 2013, compared to $3.6 million of interest expense during the same period in 2012. This increase in interest expense from the first quarter of 2012 was primarily due to interest incurred on additional senior notes issued in 2012, partially offset by the capitalization of a greater amount of interest incurred during the first quarter of 2013, which resulted from a higher level of inventory under development. (See Note 8, “Housing Inventories.”)

Homebuilding Segment Information

New Orders

New orders increased 54.4 percent to 2,051 units for the first quarter of 2013 from 1,328 units for the same period in 2012, and new order dollars rose 75.3 percent for the first quarter of 2013, compared to the same period in 2012. New orders for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, increased 55.7 percent in the North, 68.8 percent in the Southeast, 4.3 percent in Texas and 150.4 percent in the West. The rise in new orders was primarily due to a general increase in consumer demand and to a 19.6 percent rise in the number of active communities. Additionally, the Company’s average monthly sales absorption rate was 2.8 homes per community for the first quarter of 2013, versus 2.1 homes per community for the first quarter of 2012.

The following table provides the number of the Company’s active communities at March 31, 2013 and 2012:

	2013	2012	% CHG
North	71	65	9.2%
Southeast	85	58	46.6
Texas	66	65	1.5
West	28	21	33.3
Total	250	209	19.6%

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s new orders (units and aggregate sales values) for the three-month periods ended March 31, 2013 and 2012:

	2013	2012	% CHG
UNITS
North	640	411	55.7%
Southeast	704	417	68.8
Texas	389	373	4.3
West	318	127	150.4
Total	2,051	1,328	54.4%

DOLLARS (in millions)
North	$192	$116	65.5%
Southeast	177	93	91.4
Texas	117	96	21.8
West	119	40	194.3
Total	$605	$345	75.3%

The following table provides the Company’s cancellation rates for the three-month periods ended March 31, 2013 and 2012:

	2013	2012
North	13.7%	17.6%
Southeast	14.6	19.0
Texas	18.6	19.1
West	16.5	12.4
Total	15.4%	18.0%

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three-month periods ended March 31, 2013 and 2012:

		2013		2012
	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$20	6.6%	$28	9.3%
Southeast	22	8.5	24	10.1
Texas	39	12.1	42	14.1
West	14	4.3	29	8.1
Total	$23	7.9%	$31	10.9%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three-month periods ended March 31, 2013 and 2012:

	2013	2012	% CHG
UNITS
North	328	224	46.4%
Southeast	439	265	65.7
Texas	271	244	11.1
West	269	82	228.0
Total	1,307	815	60.4%

AVERAGE PRICE (in thousands)
North	$291	$277	5.1%
Southeast	239	214	11.7
Texas	284	259	9.7
West	313	330	(5.2)
Total	$277	$256	8.2%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At March 31, 2013, the Company had outstanding contracts for 3,135 units, representing a 31.1 percent increase from 2,391 units at December 31, 2012, and a 57.2 percent rise from 1,994 units at March 31, 2012. The $907.1 million value of outstanding contracts at March 31, 2013, represented a 75.1 percent increase from the $518.1 million value of outstanding contracts at March 31, 2012.

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at March 31, 2013 and 2012:

			2013			2012
			AVERAGE			AVERAGE
		DOLLARS	PRICE		DOLLARS	PRICE
	UNITS	(in millions)	(in thousands)	UNITS	(in millions)	(in thousands)
North	931	$285	$306	607	$175	$288
Southeast	1,146	284	247	673	147	219
Texas	595	175	294	562	145	257
West	463	163	353	152	51	336
Total	3,135	$907	$289	1,994	$518	$260

At March 31, 2013, the Company projected that approximately 50 percent of its outstanding contracts will close during the second quarter of 2013, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following table provides a summary of the results for the homebuilding segments for the three-month periods ended March 31, 2013 and 2012:

(in thousands)	2013	2012
NORTH
Revenues	$95,682	$62,048
Expenses
Cost of sales	79,115	52,076
Selling, general and administrative	11,524	10,228
Interest	1,660	1,366
Total expenses	92,299	63,670
Pretax earnings (loss)	$3,383	$(1,622)
Housing gross profit margin	17.3%	16.1%
SOUTHEAST
Revenues	$105,219	$56,642
Expenses
Cost of sales	84,235	46,295
Selling, general and administrative	12,726	8,619
Interest	918	837
Total expenses	97,879	55,751
Pretax earnings	$7,340	$891
Housing gross profit margin	19.7%	18.3%
TEXAS
Revenues	$77,337	$63,119
Expenses
Cost of sales	61,840	50,644
Selling, general and administrative	9,927	8,327
Interest	520	623
Total expenses	72,287	59,594
Pretax earnings	$5,050	$3,525
Housing gross profit margin	20.1%	19.8%
WEST
Revenues	$85,263	$27,726
Expenses
Cost of sales	67,146	23,675
Selling, general and administrative	9,462	5,034
Interest	664	743
Total expenses	77,272	29,452
Pretax earnings (loss)	$7,991	$(1,726)
Housing gross profit margin	21.0%	13.9%
TOTAL
Revenues	$363,501	$209,535
Expenses
Cost of sales	292,336	172,690
Selling, general and administrative	43,639	32,208
Interest	3,762	3,569
Total expenses	339,737	208,467
Pretax earnings	$23,764	$1,068
Housing gross profit margin	19.4%	17.5%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended March 31, 2013, compared to three months ended March 31, 2012

North—Homebuilding revenues increased 54.2 percent to $95.7 million in 2013 from $62.0 million in 2012 primarily due to a 46.4 percent rise in the number of homes delivered and to a 5.1 percent increase in average closing price. Gross profit margin on home sales was 17.3 percent in 2013, compared to 16.1 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 0.4 percent and to higher leverage of direct overhead expense of 0.4 percent due to an increase in the number of homes delivered and to a higher average closing price. As a result, the North region generated pretax earnings of $3.4 million in 2013, compared to a pretax loss of $1.6 million in 2012.

Southeast—Homebuilding revenues increased 85.8 percent to $105.2 million in 2013 from $56.6 million in 2012 primarily due to a 65.7 percent rise in the number of homes delivered and to an 11.7 percent increase in average closing price. Gross profit margin on home sales was 19.7 percent in 2013, compared to 18.3 percent in 2012. This improvement was primarily due to higher leverage of direct overhead expense of 0.7 percent due to an increase in the number of homes delivered and to a higher average closing price. As a result, the Southeast region generated pretax earnings of $7.3 million in 2013, compared to pretax earnings of $891,000 in 2012.

Texas—Homebuilding revenues increased 22.5 percent to $77.3 million in 2013 from $63.1 million in 2012 primarily due to an 11.1 percent rise in the number of homes delivered and to a 9.7 percent increase in average closing price. Gross profit margin on home sales was 20.1 percent in 2013, compared to 19.8 percent in 2012. This improvement was primarily due to a decline in land costs of 1.2 percent, partially offset by higher relative direct construction costs of 0.5 percent. As a result, the Texas region generated pretax earnings of $5.1 million in 2013, compared to pretax earnings of $3.5 million in 2012.

West—Homebuilding revenues increased 207.5 percent to $85.3 million in 2013 from $27.7 million in 2012 primarily due to a 228.0 percent rise in the number of homes delivered, partially offset by a 5.2 percent decrease in average closing price due to a change in product mix. Gross profit margin on home sales was 21.0 percent in 2013, compared to 13.9 percent in 2012. This improvement was primarily due to lower inventory valuation adjustments of 7.0 percent. As a result, the West region generated pretax earnings of $8.0 million in 2013, compared to a pretax loss of $1.7 million in 2012.

Impairments

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. (See Note 8, “Housing Inventories.”)

The Company had no inventory impairment charges during the first quarter of 2013. During the first quarter of 2012, one community in the West in which the Company expects to build homes was impaired for a total of $1.9 million in order to reduce the carrying value of the impaired community to its estimated fair value. This impairment resulted from declining prices due to the competitive pressures of new, resale and distressed properties. Additionally, the Company had $1.4 million of inventory valuation adjustments associated with its discontinued operations during the first quarter of 2012. Should market conditions deteriorate or costs increase, it is possible that the Company’s estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges.

The Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the first quarter of 2013, the Company recovered $15,000 of earnest money deposits and wrote off $218,000 of preacquisition feasibility costs. The

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Company wrote off $179,000 of preacquisition feasibility costs during the first quarter of 2012. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party purchaser then services and manages the loans. The fair values of the Company’s mortgage loans held-for-sale totaled $57.6 million and $108.0 million at March 31, 2013 and December 31, 2012, respectively.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
		MARCH 31,
(in thousands, except units)	2013	2012
REVENUES
Income from origination and sale of mortgage loans, net	$8,986	$4,624
Title, escrow and insurance	1,762	1,264
Interest and other	431	446
TOTAL REVENUES	11,179	6,334
EXPENSES	6,858	5,689
PRETAX EARNINGS	$4,321	$645
Originations (units)	714	552
Ryland Homes origination capture rate	62.4%	72.5%

Three months ended March 31, 2013, compared to three months ended March 31, 2012

For the three months ended March 31, 2013, the financial services segment reported pretax earnings of $4.3 million, compared to pretax earnings of $645,000 for the same period in 2012. Revenues for the financial services segment increased 76.5 percent to $11.2 million for the three months ended March 31, 2013, compared to $6.3 million for the same period in the prior year. This increase in revenues for the first quarter of 2013, compared to the same period in 2012, was primarily due to increases in locked loan pipeline and origination volumes and to higher title income. For the three months ended March 31, 2013, financial services expense rose 20.5 percent to $6.9 million, versus $5.7 million for the same period in 2012. This increase in expense for the first quarter of 2013, compared to the same period in 2012, was primarily attributable to higher indemnification and personnel expenses. For the three months ended March 31, 2013 and 2012, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 62.4 percent and 72.5 percent, respectively.

Income Taxes

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the first quarter of 2013, the Company determined that a full valuation allowance was warranted. At March 31, 2013, the balance of the deferred tax valuation allowance was $250.5 million. The decrease of $8.4 million in the deferred tax valuation allowance during the first quarter of 2013 was primarily due to a reversal resulting from net income generated during the quarter.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company’s provision for income tax presented overall effective income tax expense rates of 0.9 percent and 0.0 percent for the quarters ended March 31, 2013 and 2012, respectively, primarily due to noncash adjustments to its deferred tax valuation allowance, which offsets the tax expense or benefit generated during the quarters.

Discontinued Operations

During 2011, the Company discontinued future homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to complete all homes currently under contract and to sell its remaining available land in these divisions as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas, which were historically reported in the Company’s Southeast and Texas segments, respectively, have been classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations were presented separately in “Assets of discontinued operations” and “Liabilities of discontinued operations” within the Consolidated Balance Sheets. All prior period amounts have been reclassified to conform to the 2013 presentation.

The Company’s net income from discontinued operations totaled $113,000 for the quarter ended March 31, 2013, compared to a net loss of $2.1 million for the same period in 2012. Pretax charges related to inventory valuation adjustments associated with discontinued operations totaled $1.4 million, or $0.03 per diluted share, for the quarter ended March 31, 2012.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; borrowings under a repurchase credit facility; and a revolving credit facility that was terminated by the Company in 2009. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new communities to facilitate continued growth and profitability. As a result of this strategy, the Company opened 34 new communities during the first quarter of 2013; has no senior debt maturities until 2015; and ended the quarter with $614.6 million in cash, cash equivalents and marketable securities. The Company’s housing gross profit margin increased to 19.4 percent for the first quarter of 2013 from 17.5 percent for the same period in 2012.

Consolidated inventory owned by the Company totaled $1.1 billion at March 31, 2013 and December 31, 2012. The Company is currently attempting to grow at an accelerated rate and strives to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At March 31, 2013, it controlled 30,292 lots, with 18,313 lots owned and 11,979 lots, or 39.5 percent, under option. Lots controlled increased 7.0 percent at March 31, 2013, from 28,305 lots controlled at December 31, 2012. The Company also controlled 322 lots and 317 lots under joint venture agreements at March 31, 2013 and December 31, 2012, respectively. (See Note 8, “Housing Inventories,” and Note 10, “Investments in Joint Ventures.”)

At March 31, 2013, the Company’s net debt-to-capital ratio, including marketable securities, decreased to 49.0 percent from 50.8 percent at December 31, 2012. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $614.6 million in cash, cash equivalents and marketable securities at March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013, the Company used $8.2 million of cash for operating activities from continuing operations, which included cash outflows related to an $85.3 million increase in inventories and $84,000 for income tax payments, offset by cash inflows of $77.2 million from other operating activities. Investing activities from continuing operations provided $21.5 million, which included cash inflows of $25.2 million related to net investments in marketable securities and $165,000 related to a net return of investment in unconsolidated joint ventures, offset by cash outflows of $3.8 million related to property, plant and equipment. Financing

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

activities from continuing operations provided $10.9 million, which included cash inflows of $14.5 million from the issuance of common stock, offset by cash outflows related to a net decrease of $1.5 million in short-term borrowings, payments of $1.4 million for dividends and an increase of $711,000 in restricted cash. Net cash provided from continuing operations during the quarter ended March 31, 2013, was $24.2 million.

Dividends declared totaled $0.03 per share for the quarters ended March 31, 2013 and 2012.

For the quarter ended March 31, 2013, borrowing arrangements for the homebuilding segments included senior notes, convertible senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $1.1 billion at March 31, 2013 and December 31, 2012.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at March 31, 2013.

The Company’s obligations to pay principal, premium and interest under its 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; 6.6 percent senior notes due May 2020; and 5.4 percent senior notes due October 2022 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full and unconditional. (See Note 18, “Supplemental Guarantor Information.”)

During 2011, RMC entered into a $50.0 million repurchase credit facility with JPM, which was subsequently increased to $75.0 million during 2012 and will expire in December 2013. This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At March 31, 2013, the Company was in compliance with these covenants. The Company had no outstanding borrowings against this credit facility at March 31, 2013 and December 31, 2012.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements requiring it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $80.5 million and $79.5 million under these agreements at March 31, 2013 and December 31, 2012, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2013 and December 31, 2012, outstanding seller-financed nonrecourse secured notes payable totaled $4.5 million and $6.0 million, respectively.

The financial services segment uses existing equity, cash generated internally and funds made available under the repurchase credit facility with JPM to finance its operations.

During 2012, the Company filed a shelf registration with the Securities and Exchange Commission (“SEC”). The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. The Company filed this registration statement to replace the prior registration statement that expired February 6, 2012. In the future, the Company intends to continue to maintain effective shelf registration

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

The Company did not repurchase any shares of its outstanding common stock during the first quarter of 2013. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 3.4 million additional shares, based on its stock price at March 31, 2013. Outstanding shares of common stock at March 31, 2013 and December 31, 2012, totaled 45,688,050 and 45,175,053, respectively.

While the Company expects challenging economic conditions to eventually subside, it is focused on managing overhead expense, land acquisition, development and homebuilding construction activity in order to maintain cash and debt levels commensurate with its existing business and growth expectations. The Company believes that it will be able to fund its homebuilding and financial services operations through its existing cash resources and opportunistic issuances of debt for judicious growth in the near term.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At March 31, 2013, the Company had $53.0 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $637.9 million, of which option contracts totaling $3.0 million contained specific performance provisions. At December 31, 2012, the Company had $53.1 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $589.6 million, of which option contracts totaling $492,000 contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $33.9 million and $39.5 million of inventory not owned related to land and lot option purchase contracts at March 31, 2013 and December 31, 2012, respectively. (See Note 9, “Variable Interest Entities (‘VIE’).”)

At March 31, 2013 and December 31, 2012, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $80.5 million and $79.5 million, respectively. Additionally, at March 31, 2013, it had development or performance bonds that totaled $114.3 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $108.4 million at December 31, 2012. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 18, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2013, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Outlook

During the first quarter of 2013, improving economic conditions, high affordability levels for new homes, low interest rates and a reduced supply of new homes have led to a shift in housing fundamentals, which has resulted in increased demand and improved sales rates in the Company’s communities. As a result, on average, prices and margins have improved. Absent any unexpected changes in economic conditions, and other unforeseen circumstances, these developments, combined with additional leverage of overhead expenditures from higher volumes, should allow the Company to continue to improve its performance. The Company increased its number of active communities by 19.6 percent during the first quarter of 2013, compared to the same period in 2012, and it anticipates continued growth in its community count during the remainder of 2013. Sales orders for new homes rose 54.4 percent during the first quarter of 2013, compared to the same period in the prior year. At March 31, 2013, the Company’s backlog of orders for new homes totaled 3,135 units, or a projected dollar value of $907.1 million, reflecting a 36.7 percent increase in projected dollar value from $663.4 million at December 31, 2012. These trends indicate that demand for new housing is improving, although high unemployment levels and tight mortgage credit standards continue to impact the homebuilding industry. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions, as well as future sales rates. Although the Company’s outlook remains cautious, the strength of its balance sheet, additional liquidity and improved operating leverage have positioned it to successfully take advantage of any continued improvements in economic trends and in the demand for new homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2012. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in the Company’s 2012 Annual Report on Form 10-K. The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report, which also appears within the Company’s 2012 Annual Report on Form 10-K.

At December 31, 2012, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2013, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On December 23, 2011, Countrywide Home Loans, Inc. filed a lawsuit against RMC in California, which was subsequently amended, alleging breach of contract related to repurchase obligations arising out of the sale of mortgage loans associated with a loan purchase agreement between Countrywide and RMC and breach of contract related to indemnity obligations. The Company intends to vigorously defend itself against the asserted allegations and causes of actions contained within this lawsuit. (See Note 16, “Commitments and Contingencies.”)

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that it is not probable that liabilities arising from these matters will have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three months ended March 31, 2013, compared to the risk factors set forth in the Company’s 2012 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At March 31, 2013, there was $142.3 million, or 3.4 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the three months ended March 31, 2013.

Item 6. Exhibits

10.1	2013 Executive Officer Long-Term Incentive Plan
(Incorporated by reference from Form 8-K, filed March 4, 2013)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

May 8, 2013	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 8, 2013	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

10.1	2013 Executive Officer Long-Term Incentive Plan
(Incorporated by reference from Form 8-K, filed March 4, 2013)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)