Form 10-Q
period 2013-06-30
RYLAND GROUP INC
filed 2013-08-07
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on August 6, 2013, was 46,172,100.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I. Financial Information	Consolidated Statements of Earnings and
Item 1. Financial Statements	Other Comprehensive Income (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2013	2012	2013	2012
REVENUES
Homebuilding	$477,991	$284,593	$841,492	$494,128
Financial services	15,004	9,176	26,183	15,510
TOTAL REVENUES	492,995	293,769	867,675	509,638

EXPENSES
Cost of sales	380,074	231,130	672,410	403,820
Selling, general and administrative	58,744	46,507	108,970	83,895
Financial services	7,378	6,232	14,236	11,921
Interest	3,081	4,180	6,843	7,749
TOTAL EXPENSES	449,277	288,049	802,459	507,385

OTHER INCOME
Gain from marketable securities, net	561	519	1,266	965
TOTAL OTHER INCOME	561	519	1,266	965
Income from continuing operations before taxes	44,279	6,239	66,482	3,218
Tax (benefit) expense	(186,952)	190	(186,753)	190
NET INCOME FROM CONTINUING OPERATIONS	231,231	6,049	253,235	3,028
(Loss) income from discontinued operations, net of taxes	(37)	223	76	(1,864)
NET INCOME	$231,194	$6,272	$253,311	$1,164
NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$5.01	$0.14	$5.52	$0.07
Discontinued operations	0.00	0.00	0.00	(0.04)
Total	5.01	0.14	5.52	0.03
Diluted
Continuing operations	4.16	0.14	4.66	0.07
Discontinued operations	0.00	0.00	0.00	(0.04)
Total	$4.16	$0.14	$4.66	$0.03
AVERAGE COMMON SHARES OUTSTANDING
Basic	46,035,775	44,627,548	45,736,648	44,551,441
Diluted	55,690,331	48,394,665	54,569,842	44,938,772
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2013	2012	2013	2012
Net income	$231,194	$6,272	$253,311	$1,164
Other comprehensive (loss) income before tax:
Reduction of unrealized gain related to cash flow hedging instruments included in net income	-	(301)	-	(603)
Unrealized (loss) gain on marketable securities, available-for-sale:
Unrealized (loss) gain during the period	(662)	139	(634)	933
Less: reclassification adjustments for gains included in net income	(189)	(80)	(341)	(13)
Total unrealized (loss) gain on marketable securities, available-for-sale	(851)	59	(975)	920
Other comprehensive (loss) income before tax	(851)	(242)	(975)	317
Income tax benefit related to items of other comprehensive (loss) income	-	115	-	230
Other comprehensive (loss) income, net of tax	(851)	(127)	(975)	547
Comprehensive income	$230,343	$6,145	$252,336	$1,711

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	JUNE 30,	DECEMBER 31,
(in thousands, except share data)	2013	2012
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$264,589	$155,692
Restricted cash	78,656	70,893
Marketable securities, available-for-sale	362,194	388,020
Total cash, cash equivalents and marketable securities	705,439	614,605
Housing inventories
Homes under construction	654,542	459,269
Land under development and improved lots	669,988	573,975
Inventory held-for-sale	6,997	4,684
Consolidated inventory not owned	33,794	39,490
Total housing inventories	1,365,321	1,077,418
Property, plant and equipment	22,439	20,409
Mortgage loans held-for-sale	88,393	107,950
Net deferred taxes	187,473	-
Other	149,994	111,057
Assets of discontinued operations	32	2,480
TOTAL ASSETS	2,519,091	1,933,919

LIABILITIES
Accounts payable	150,744	124,797
Accrued and other liabilities	168,566	147,358
Debt	1,400,085	1,134,468
Liabilities of discontinued operations	1,043	1,536
TOTAL LIABILITIES	1,720,438	1,408,159

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—46,149,100 shares at June 30, 2013
(45,175,053 shares at December 31, 2012)	46,149	45,175
Retained earnings	737,008	458,669
Accumulated other comprehensive (loss) income	(883)	92
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	782,274	503,936
NONCONTROLLING INTEREST	16,379	21,824
TOTAL EQUITY	798,653	525,760
TOTAL LIABILITIES AND EQUITY	$2,519,091	$1,933,919

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	SIX MONTHS ENDED
	JUNE 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$253,235	$3,028
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	8,873	6,433
Inventory and other asset impairments and write-offs	561	2,454
Gain on sale of marketable securities	(920)	(336)
Decrease in deferred tax valuation allowance	(212,507)	(2,397)
Stock-based compensation expense	9,196	7,219
Changes in assets and liabilities:
Increase in inventories	(267,909)	(98,847)
Net change in other assets, payables and other liabilities	55,690	28,107
Other operating activities, net	(238)	(784)
Net cash used for operating activities from continuing operations	(154,019)	(55,123)
CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(4,815)	1,871
Additions to property, plant and equipment	(8,260)	(5,434)
Purchases of marketable securities, available-for-sale	(490,900)	(469,690)
Proceeds from sales and maturities of marketable securities, available-for-sale	516,383	508,687
Cash paid to acquire a business	(31,007)	-
Other investing activities	-	(10)
Net cash (used for) provided by investing activities from continuing operations	(18,599)	35,424
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	267,500	225,000
Increase in borrowings against revolving credit facilities, net	-	338
Decrease in short-term borrowings	(2,195)	(1,279)
Common stock dividends	(2,757)	(2,701)
Issuance of common stock under stock-based compensation	26,730	4,451
Increase in restricted cash	(7,763)	(10,011)
Net cash provided by financing activities from continuing operations	281,515	215,798
Net increase in cash and cash equivalents from continuing operations	108,897	196,099
Cash flows from operating activities—discontinued operations	(24)	363
Cash flows from investing activities—discontinued operations	24	79
Cash flows from financing activities—discontinued operations	-	-
Cash and cash equivalents at beginning of period[1]	155,719	159,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$264,616	$355,710
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(1,641)	$(386)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$5,444	$3,963

1 Includes cash and cash equivalents of $27,000 and $56,000 associated with discontinued operations at December 31, 2012 and 2011, respectively.

2 Includes cash and cash equivalents of $27,000 and $498,000 associated with discontinued operations at June 30, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	INCOME	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2013	$45,175	$458,669	$92	$503,936
Net income		253,311		253,311
Other comprehensive loss, net of tax			(975)	(975)
Common stock dividends (per share $0.06)		(2,797)		(2,797)
Stock-based compensation	974	27,825		28,799
STOCKHOLDERS’ EQUITY BALANCE AT JUNE 30, 2013	$46,149	$737,008	$(883)	$782,274
NONCONTROLLING INTEREST				16,379
TOTAL EQUITY BALANCE AT JUNE 30, 2013				$798,653

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interests in land and lot option purchase contracts. (See Note 10, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. (See Note 20, “Discontinued Operations.”) Effective July 1, 2012, the Company’s selling, general and administrative expense included corporate expense. All prior period amounts have been reclassified to conform to the 2013 presentation. For a description of the Company’s accounting policies, see Note A, “Summary of Significant Accounting Policies,” in its 2012 Annual Report on Form 10-K.

The Consolidated Balance Sheet at June 30, 2013, the Consolidated Statements of Earnings and Other Comprehensive Income for the three- and six-month periods ended June 30, 2013 and 2012, the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 and 2012, and the Consolidated Statement of Stockholders’ Equity as of and for the six-month period ended June 30, 2013, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2013, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the operating results expected for the year ending December 31, 2013.

Note 2.  Comprehensive Income

Comprehensive income consists of net income or loss and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive income totaled $230.3 million and $6.1 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $252.3 million and $1.7 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Note 3.  Accumulated Other Comprehensive (Loss) Income

At June 30, 2013, accumulated other comprehensive income or loss consists of unrealized gains or losses on marketable securities, available-for-sale as reported within the Consolidated Statement of Stockholders’ Equity. Reclassification adjustments, which are reported within the Consolidated Statements of Other Comprehensive Income, represent realized gains or losses on the sales of these marketable securities and netted gains of $189,000 and $341,000 for the three- and six-month periods ended June 30, 2013, respectively. Realized gains or losses were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 4.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $264.6 million and $155.7 million at June 30, 2013 and December 31, 2012, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At June 30, 2013 and December 31, 2012, the Company had restricted cash of $78.7 million and $70.9 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $78.3 million and $70.3 million at June 30, 2013 and December 31, 2012, respectively. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as “RMC”) had restricted cash of $384,000 and $627,000 at June 30, 2013 and December 31, 2012, respectively.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2013	2012	2013	2012
REVENUES
Homebuilding
North	$147,818	$86,010	$243,500	$148,058
Southeast	130,608	78,379	235,827	135,021
Texas	100,213	78,754	177,550	141,873
West	99,352	41,450	184,615	69,176
Financial services	15,004	9,176	26,183	15,510
Total	$492,995	$293,769	$867,675	$509,638
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$12,768	$1,796	$16,151	$174
Southeast	12,017	2,497	19,357	3,388
Texas	8,794	4,784	13,844	8,309
West	10,232	838	18,223	(888)
Financial services	7,626	2,944	11,947	3,589
Corporate and unallocated	(7,158)	(6,620)	(13,040)	(11,354)
Total	$44,279	$6,239	$66,482	$3,218

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 6.  Earnings Per Share Reconciliation

The Company computes earnings per share in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 260, (“ASC 260”), “Earnings per Share,” which requires earnings per share for each class of stock to be calculated using the two-class method. The two-class method is the method by which a company allocates earnings or loss between the holders of its common stock and its participating security holders. Under the two-class method, allocation of earnings or loss between common shareholders and other security holders is based on their respective participation rights in dividends and undistributed earnings for the reporting period. All outstanding nonvested shares of restricted stock that contain non-forfeitable rights to dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s nonvested shares of restricted stock are considered participating securities in accordance with ASC 260.

The following table displays the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2013	2012	2013	2012
NUMERATOR
Net income from continuing operations	$231,231	$6,049	$253,235	$3,028
Net (loss) income from discontinued operations	(37)	223	76	(1,864)
Less: distributed earnings allocated to nonvested restricted stock	(3)	(10)	(7)	-
Less: undistributed earnings allocated to nonvested restricted stock	(543)	(40)	(954)	-
Numerator for basic income (loss) per share	230,648	6,222	252,350	1,164
Plus: interest on 1.6 percent convertible senior notes due 2018	729	370	1,458	-
Plus: interest on 0.25 percent convertible senior notes due 2019	110	-	110	-
Plus: undistributed earnings allocated to nonvested restricted stock	543	40	954	-
Less: undistributed earnings reallocated to nonvested restricted stock	(450)	(37)	(803)	-
Numerator for diluted income (loss) per share	$231,580	$6,595	$254,069	$1,164

DENOMINATOR
Basic earnings per share—weighted-average shares	46,035,775	44,627,548	45,736,648	44,551,441
Effect of dilutive securities:
Share-based payments	1,024,134	293,819	1,001,655	387,331
1.6 percent convertible senior notes due 2018	7,023,780	3,473,298	7,023,780	-
0.25 percent convertible senior notes due 2019	1,606,642	-	807,759	-
Diluted earnings per share—adjusted weighted-average
shares and assumed conversions	55,690,331	48,394,665	54,569,842	44,938,772

NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$5.01	$0.14	$5.52	$0.07
Discontinued operations	0.00	0.00	0.00	(0.04)
Total	5.01	0.14	5.52	0.03
Diluted
Continuing operations	4.16	0.14	4.66	0.07
Discontinued operations	0.00	0.00	0.00	(0.04)
Total	$4.16	$0.14	$4.66	$0.03

For the six-month period ended June 30, 2012, the effect of convertible debt was not included in the diluted earnings per share calculation as it would have been antidilutive.

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

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 2013 and December 31, 2012, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three-month periods ended June 30, 2013 and 2012, net realized earnings associated with the Company’s investment portfolio, which includes interest, dividends and net realized gains on sales of marketable securities, totaled $561,000 and $519,000, respectively. For the six-month periods ended June 30, 2013 and 2012, net realized earnings totaled $1.3 million and $965,000, respectively. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings. Realized gains or losses on the sales of marketable securities were included as reclassification adjustments within the Consolidated Statements of Other Comprehensive Income. (See Note 3, “Accumulated Other Comprehensive (Loss) Income.”)

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

				JUNE 30, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	ESTIMATED
(in thousands)	COST	GAINS	LOSSES	FAIR VALUE
Type of security:
U.S. Treasury securities	$42,689	$1	$(26)	$42,664
Obligations of U.S. and local government agencies	65,265	492	(752)	65,005
Corporate debt securities	158,846	29	(235)	158,640
Asset-backed securities	28,251	81	(292)	28,040
Total debt securities	295,051	603	(1,305)	294,349
Short-term pooled investments	67,864	-	(19)	67,845
Total marketable securities, available-for-sale	$362,915	$603	$(1,324)	$362,194

			DECEMBER 31, 2012
Type of security:
U.S. Treasury securities	$3,098	$1	$-	$3,099
Obligations of U.S. and local government agencies	154,774	1,008	(489)	155,293
Corporate debt securities	165,153	116	(75)	165,194
Asset-backed securities	27,325	153	(164)	27,314
Total debt securities	350,350	1,278	(728)	350,900
Short-term pooled investments	37,127	-	(7)	37,120
Total marketable securities, available-for-sale	$387,477	$1,278	$(735)	$388,020

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

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	JUNE 30, 2013	DECEMBER 31, 2012
Contractual maturity:
Maturing in one year or less	$113,328	$68,347
Maturing after one year through three years	153,707	257,595
Maturing after three years	27,314	24,958
Total debt securities	294,349	350,900
Short-term pooled investments	67,845	37,120
Total marketable securities, available-for-sale	$362,194	$388,020

Note 8.  Housing Inventories

Housing inventories consist principally of homes under construction; land under development; improved lots; and inventory held-for-sale. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to their fair values. Inventories held-for-sale are stated at the lower of their costs or fair values, less cost to sell.

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales rates; construction costs; local municipality fees; and warranty, closing, carrying, selling, overhead and other related costs; or on similar assets to determine if the realizable values of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and in other communities located within the same geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices of similar products in neighboring communities and sales prices of similar products in non-neighboring communities located within the same geographic area. In order to estimate the costs

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

of building and delivering homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period of time or where the operating life extends beyond several years, slight increases over current sales prices are assumed in later years. Once a community is considered to be impaired, the Company’s determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks associated with the continuing assets. Discount rates used generally vary from 17.0 percent to 30.0 percent, depending on market risk, the size or life of a community and development risk. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At June 30, 2013 and December 31, 2012, valuation reserves related to impaired inventories totaled $182.8 million and $207.8 million, respectively. The net carrying values of the related inventories totaled $180.8 million and $182.2 million at June 30, 2013 and December 31, 2012, respectively.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized when the related inventory is delivered to homebuyers. The following table summarizes the activity that relates to capitalized interest:

(in thousands)	2013	2012
Capitalized interest at January 1	$82,773	$81,058
Interest capitalized	26,653	20,777
Interest amortized to cost of sales	(23,690)	(17,632)
Capitalized interest at June 30	$85,736	$84,203

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	JUNE 30, 2013			DECEMBER 31, 2012
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	5,946	5,213	11,159	5,471	4,056	9,527
Southeast	7,445	4,232	11,677	7,268	2,121	9,389
Texas	3,345	3,138	6,483	2,438	2,667	5,105
West	3,197	3,658	6,855	2,604	1,680	4,284
Total	19,933	16,241	36,174	17,781	10,524	28,305

Additionally, at June 30, 2013 and December 31, 2012, the Company controlled 137 lots and 479 lots, respectively, associated with discontinued operations, all of which were owned.

Note 9.  Goodwill and Other Intangible Assets

ASC No. 350 (“ASC 350”), “Intangibles–Goodwill and Other,” requires that goodwill and certain intangible assets be reviewed for impairment at least annually. The Company performs impairment tests of its goodwill annually as of November 30 or whenever significant events or changes occur that might impair the recorded goodwill. The

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Company tests goodwill for impairment by using the two-step process prescribed in ASC 350. The first step identifies potential impairment, while the second step measures the amount of impairment. The Company had no impairment during the quarter ended June 30, 2013. Goodwill is allocated to the reporting unit from which it originates. Goodwill attributable to the Company’s homebuilding operations was $23.3 million and $16.8 million at June 30, 2013 and December 31, 2012, respectively, and was included in “Other” assets within the Consolidated Balance Sheets.

Note 10.  Variable Interest Entities (“VIE”)

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

In compliance with the provisions of ASC 810, the Company consolidated $33.8 million and $39.5 million of inventory not owned related to land and lot option purchase contracts at June 30, 2013 and December 31, 2012, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $17.4 million and $17.7 million of its related cash deposits for lot option purchase contracts at June 30, 2013 and December 31, 2012, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $16.4 million and $21.8 million with respect to the consolidation of these contracts at June 30, 2013 and December 31, 2012, respectively, representing the selling entities’ ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $30.8 million and $22.2 million at June 30, 2013 and December 31, 2012, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $466.9 million and $310.1 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 11.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. It participates in a number of joint ventures in which it has less than a controlling interest. As of June 30, 2013, the Company participated in six active homebuilding joint ventures in the Austin, Chicago, Denver, San Antonio and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes each reporting segment’s total estimated share of lots owned by the Company under its joint ventures:

	JUNE 30, 2013	DECEMBER 31, 2012
North	150	145
Texas	252	-
West	172	172
Total	574	317

At June 30, 2013 and December 31, 2012, the Company’s investments in its unconsolidated joint ventures totaled $13.3 million and $8.3 million, respectively, and were included in “Other” assets within the Consolidated Balance Sheets. The increase in the Company’s investments in unconsolidated joint ventures was primarily due to its investment in a joint venture in San Antonio during the second quarter of 2013. For the three months ended June 30, 2013 and 2012, the Company’s equity in earnings from its unconsolidated joint ventures totaled $77,000 and $563,000, respectively. For the six months ended June 30, 2013 and 2012, the Company’s equity in earnings from its unconsolidated joint ventures totaled $241,000 and $673,000, respectively.

Note 12.  Debt and Credit Facilities

The following table presents the composition of the Company’s homebuilder debt at June 30, 2013 and December 31, 2012:

(in thousands)	JUNE 30, 2013	DECEMBER 31, 2012
Senior notes
5.4 percent senior notes due January 2015	$126,481	$126,481
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	250,000
Convertible senior notes
1.6 percent convertible senior notes due May 2018	225,000	225,000
0.25 percent convertible senior notes due June 2019	267,500	-
Total senior and convertible senior notes	1,398,981	1,131,481
Debt discount	(2,688)	(3,000)
Senior and convertible senior notes, net	1,396,293	1,128,481
Secured notes payable	3,792	5,987
Total debt	$1,400,085	$1,134,468

At June 30, 2013, the Company had outstanding (a) $126.5 million of 5.4 percent senior notes due January 2015; (b) $230.0 million of 8.4 percent senior notes due May 2017; (c) $225.0 million of 1.6 percent convertible senior notes due May 2018; (d) $267.5 million of 0.25 percent convertible senior notes due June 2019; (e) $300.0 million of 6.6 percent senior notes due May 2020; and (f) $250.0 million of 5.4 percent senior notes due October 2022. Each of the senior notes pays interest semiannually and all, except for the convertible senior notes due May 2018 and June 2019, may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

During the second quarter of 2013, the Company issued $267.5 million of 0.25 percent convertible senior notes due June 2019. The Company will pay interest on the notes on June 1 and December 1 of each year, commencing on December 1, 2013. The notes, which mature on June 1, 2019, are initially convertible into shares of the Company’s common stock at a conversion rate of 13.3 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $75.01 per share and represents a conversion

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

premium of approximately 50.0 percent, based on the closing price of the Company’s common stock on May 14, 2013, which was $50.01 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). The Company may not redeem the notes prior to June 6, 2017. On or after that date, it may redeem for cash any or all of the notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. The conversion rate is subject to adjustment for certain events. The Company received net proceeds of $260.1 million from this offering prior to offering expenses. The Company expects to use these proceeds for general corporate purposes.

During the second quarter of 2012, the Company issued $225.0 million of 1.6 percent convertible senior notes due May 2018. The Company will pay interest on the notes on May 15 and November 15 of each year, which commenced on November 15, 2012. The Company received net proceeds of $218.8 million from this offering prior to offering expenses. A portion of the proceeds was used for a debt redemption, and the remaining proceeds were used for general corporate purposes. The convertible senior notes due 2018 may not be redeemed at the option of the Company.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $87.5 million and $79.5 million under these agreements at June 30, 2013 and December 31, 2012, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2013 and December 31, 2012, outstanding seller-financed nonrecourse secured notes payable totaled $3.8 million and $6.0 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at June 30, 2013.

During 2011, RMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”). This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. During 2012, this facility was increased to $75.0 million and extended to December 2013. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2013, the Company was in compliance with these covenants. The Company had no outstanding borrowings against this credit facility at June 30, 2013 and December 31, 2012.

Note 13.  Fair Values of Financial and Nonfinancial Instruments

Financial Instruments

The Company’s financial instruments are held for purposes other than trading. The fair values of these financial instruments are based on quoted market prices, where available, or are estimated using other valuation techniques. Estimated fair values are significantly affected by the assumptions used. As required by ASC No. 820

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

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

The following table displays the values and methods used for measuring the fair values of financial instruments on a recurring basis:

			FAIR VALUE
(in thousands)	HIERARCHY	JUNE 30, 2013	DECEMBER 31, 2012
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$42,664	$3,099
Obligations of U.S. and local government agencies	Levels 1 and 2	65,005	155,293
Corporate debt securities	Level 2	158,640	165,194
Asset-backed securities	Level 2	28,040	27,314
Short-term pooled investments	Levels 1 and 2	67,845	37,120
Mortgage loans held-for-sale	Level 2	88,393	107,950
Mortgage interest rate lock commitments	Level 2	1,876	4,737
Forward-delivery contracts	Level 2	9,147	(369)

Marketable Securities, Available-for-sale

At June 30, 2013 and December 31, 2012, the Company had $362.2 million and $388.0 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government and local government agencies; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; and short-term pooled investments. (See Note 7, “Marketable Securities, Available-for-sale.”)

Other Financial Instruments

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). Interest rate lock commitments (“IRLCs”) are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 2). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. At June 30, 2013 and December 31, 2012, contractual principal amounts of mortgage loans held-for-sale totaled $89.0 million and $103.4 million, respectively. The fair values of IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets.

Losses realized on the IRLC pipeline, including activity and changes in fair value, totaled $4.2 million and $2.9 million for the three- and six-month periods ended June 30, 2013, respectively, compared to gains realized on the IRLC pipeline that totaled $1.5 million and $2.1 million for the three- and six-month periods ended June 30, 2012, respectively. Gains on forward-delivery contracts used to hedge IRLCs totaled $9.6 million and $10.3 million for the three- and six-month periods ended June 30, 2013, respectively, compared to losses on forward-delivery contracts that totaled $3.4 million and $3.9 million for the three- and six-month periods ended

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

June 30, 2012, respectively. Gains on loan sales totaled $3.6 million and $8.3 million for the three- and six-month periods ended June 30, 2013, respectively, and $6.8 million and $10.1 million for the three- and six-month periods ended June 30, 2012, respectively. Net gains and losses related to IRLCs, forward-delivery contracts and loan sales were included in “Financial services” revenues within the Consolidated Statements of Earnings.

At June 30, 2013, the excess of the aggregate unpaid principal balance over the aggregate fair value for mortgage loans held-for-sale measured at fair value totaled $612,000. At December 31, 2012, the excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $4.6 million. These amounts were included in “Financial services” revenues within the Consolidated Statements of Earnings. At June 30, 2013, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $468,000 and an aggregate unpaid principal balance of $740,000. At December 31, 2012, the Company held no loans with payments 90 days or more past due.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could materially impact these fair values.

Nonfinancial Instruments

In accordance with ASC 820, the Company measures certain nonfinancial homebuilding assets at their fair values on a nonrecurring basis. (See Note 8, “Housing Inventories.”) There were no housing inventory impairments during the six months ended June 30, 2013. In accordance with ASC No. 330, (“ASC 330”), “Inventory,” at December 31, 2012, the fair value of housing inventory that was impaired during 2012 totaled $2.9 million. The impairment charges related to these assets totaled $1.9 million for the year ended December 31, 2012. The fair values of other assets held-for-sale that were impaired during 2013 totaled $257,000 at June 30, 2013. The impairment charges related to these assets totaled $39,000 for the six months ended June 30, 2013. The fair values of other assets held-for-sale that were impaired during 2012 totaled $263,000 at December 31, 2012. The impairment charges related to these assets totaled $41,000 for the year ended December 31, 2012. At December 31, 2012, the fair values of investments in joint ventures that were impaired during 2012 totaled $1.3 million. The impairment charges related to these assets totaled $40,000 for the year ended December 31, 2012.

Note 14.  Postretirement Benefits

The Company has a supplemental nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with this plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and to finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At June 30, 2013, the value of the assets held in trust totaled $13.8 million, compared to $13.1 million at December 31, 2012, and was included in “Other” assets within the Consolidated Balance Sheets. The net periodic benefit cost of this plan for the three months ended June 30, 2013, totaled $185,000, which included interest costs of $215,000 and service costs of $10,000, partially offset by an investment gain of $40,000. The net periodic benefit cost of this plan for the three months ended June 30, 2012, totaled $860,000, which included an investment loss of $428,000, interest costs of $402,000 and service costs of $30,000. The net periodic benefit income of this plan for the six months ended June 30, 2013, totaled $296,000, which included an investment gain of $745,000, partially offset by interest costs of $429,000 and by service costs of $20,000. The net periodic benefit cost of this plan for the six months ended June 30, 2012, totaled $154,000, which included interest costs of $602,000 and

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

service costs of $60,000, partially offset by an investment gain of $508,000. The $13.1 million and $12.7 million projected benefit obligations at June 30, 2013 and December 31, 2012, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 6.8 percent and 6.6 percent for the six-month periods ended June 30, 2013 and 2012, respectively.

Note 15.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses; actual earnings; forecasts of future earnings; the duration of statutory carryforward periods; the Company’s experience with loss carryforwards not expiring unused; and tax planning alternatives. During the second quarter of 2013, the Company concluded that it was more likely than not that the valuation allowance against its deferred tax assets will be realized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative, including such factors as five consecutive quarters of earnings, the expectation of the Company’s continued profitability and signs of recovery in the housing market. In accordance with U.S. generally accepted accounting principles (“GAAP”), when a change in a valuation allowance is recognized as a result of a change in judgment in an interim period, a portion of the valuation allowance to be reversed needs to be spread over remaining interim periods.

Accordingly, the Company reversed $187.5 million of its deferred tax asset valuation allowance during the second quarter of 2013. After the reversal, the Company had a valuation allowance of $46.4 million against its deferred tax assets at June 30, 2013, compared to $258.9 million at December 31, 2012. During the three and six months ended June 30, 2013, the Company recorded tax benefits of $187.0 million and $186.8 million, respectively, primarily related to the reversal of its deferred tax asset valuation allowance. For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. Federal net operating loss carryforwards, if not utilized, will begin to expire in 2031. Tax credit carryforwards can be carried forward five years, with expiration dates beginning in 2014.

For the three and six months ended June 30, 2013, the Company’s provision for income tax presented overall effective income tax benefit rates of 422.6 percent and 280.6 percent, respectively, related to the reversal of the Company’s deferred tax asset valuation allowance. For the three and six months ended June 30, 2012, the Company’s provision for income tax presented overall effective income tax expense rates of 2.9 percent and 14.0 percent, respectively, primarily due to noncash adjustments to the Company’s deferred tax asset valuation allowance. During the second quarter of 2012, the Company recorded a minimal amount of state income tax that totaled $190,000.

Note 16.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments, and those granted to senior executives

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

generally vest with performance criteria. At June 30, 2013 and December 31, 2012, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,132,053 and 3,016,108, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 140,000 and 158,000 stock awards available for future grant in accordance with the Director Plan at June 30, 2013 and December 31, 2012, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $4.7 million and $3.8 million for the three months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense totaled $9.2 million and $7.2 million for the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation expenses have been allocated to the Company’s business units and included in “Financial services” and “Selling, general and administrative” expenses within the Consolidated Statements of Earnings.

A summary of stock option activity in accordance with the Company’s equity incentive plans as of June 30, 2013 and 2012, and changes for the six-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2012	3,948,874	$28.91	2.4
Granted	736,000	18.22
Exercised	(53,736)	15.33
Forfeited	(600,958)	35.19
Options outstanding at June 30, 2012	4,030,180	$26.20	3.0	$19,230
Available for future grant	2,992,748
Total shares reserved at June 30, 2012	7,022,928
Options exercisable at June 30, 2012	2,590,876	$30.54	1.9	$8,883
Options outstanding at January 1, 2013	3,419,423	$26.92	2.9
Granted	-	-
Exercised	(779,394)	25.38
Forfeited	(60,289)	21.24
Options outstanding at June 30, 2013	2,579,740	$27.52	2.7	$39,960
Available for future grant	3,132,053
Total shares reserved at June 30, 2013	5,711,793
Options exercisable at June 30, 2013	1,868,765	$31.14	1.9	$24,266

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Stock-based compensation expense related to employee stock options totaled $965,000 and $1.2 million for the three-month periods ended June 30, 2013 and 2012, respectively. Stock-based compensation expense related to employee stock options totaled $2.1 million and $2.3 million for the six-month periods ended June 30, 2013 and 2012, respectively.

During the three-month periods ended June 30, 2013 and 2012, the intrinsic values of stock options exercised totaled $8.4 million and $8,000, respectively. During the six-month periods ended June 30, 2013 and 2012, the intrinsic values of stock options exercised totaled $13.4 million and $340,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards totaled $3.6 million and $2.5 million for the three-month periods ended June 30, 2013 and 2012, respectively. For the six-month periods ended June 30, 2013 and 2012, compensation expense associated with restricted stock unit awards totaled $6.8 million and $4.8 million, respectively.

The following table summarizes the activity that relates to the Company’s restricted stock unit awards:

	2013	2012
Restricted stock units at January 1	774,217	657,825
Shares awarded	143,594	400,568
Shares vested	(354,369)	(350,349)
Shares forfeited	(21,534)	(6,667)
Restricted stock units at June 30	541,908	701,377

At June 30, 2013, the outstanding restricted stock units are expected to vest as follows: 2014—299,913; 2015—194,135; and 2016—47,860.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $175,000 and $108,000 for the three-month periods ended June 30, 2013 and 2012, respectively. For the six-month periods ended June 30, 2013 and 2012, stock-based compensation expense related to Director Plan stock awards totaled $385,000 and $189,000, respectively.

Note 17.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At June 30, 2013 and December 31, 2012, it had cash deposits and letters of credit outstanding that totaled $69.5 million and $53.1 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $869.8 million and $589.6 million, respectively. At June 30, 2013 and December 31, 2012, the Company had $2.2 million and $492,000, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $376.1 million and $137.7 million at June 30, 2013 and December 31, 2012, respectively. Hedging instruments, including forward-delivery contracts, are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At June 30, 2013, development bonds totaled $120.8 million, while performance-related cash deposits and letters of credit totaled $60.5 million. At December 31, 2012, development bonds totaled $108.4 million, while performance-related cash deposits and letters of credit totaled $52.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

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

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	SIX MONTHS
	ENDED JUNE 30,	TWELVE MONTHS ENDED DECEMBER 31,
	2013	2012	2011	2010	2009	2008
Prime	52.7%	48.6%	42.2%	34.9%	32.9%	51.8%
Government (FHA/VA/USDA)	47.3	51.4	57.8	65.1	67.1	48.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	730	731	726	723	717	711
Average combined loan-to-value ratio	90.6%	90.1%	90.3%	90.8%	91.4%	90.1%

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

The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company has accrued $10.7 million for these types of claims as of June 30, 2013, but it may have additional exposure. (See “Part II, Item 1, Legal Proceedings.”)

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

The following table displays the changes in the Company’s mortgage loan loss reserves and related legal reserves during the six-month periods presented:

(in thousands)	2013	2012
Balance at January 1	$10,484	$10,141
Provision for losses	819	71
Settlements made	(586)	(345)
Balance at June 30	$10,717	$9,867

Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves and related legal reserves were included in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” expense within the Consolidated Statements of Earnings.

The Company provides product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. It estimates and records warranty liabilities based upon historical experience and known risks at the time a home closes as a component of cost of sales, as well as upon identification and quantification of its obligations in cases of unexpected claims. Actual future warranty costs could differ from current estimates.

The following table summarizes the changes in the Company’s product liability reserves during the six-month periods presented:

(in thousands)	2013	2012
Balance at January 1	$18,188	$20,648
Warranties issued	2,864	1,283
Changes in liability for accruals related to pre-existing warranties	495	1,351
Settlements made	(2,909)	(4,184)
Balance at June 30	$18,638	$19,098

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At June 30, 2013 and December 31, 2012, RHIC had $13.6 million and $14.8 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

The following table displays the changes in RHIC’s insurance reserves during the six-month periods presented:

(in thousands)	2013	2012
Balance at January 1	$14,813	$18,209
Loss expenses paid	(1,180)	(1,043)
Balance at June 30	$13,633	$17,166

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

In view of the inherent unpredictability of outcomes in legal matters, particularly where (a) damages sought are speculative, unspecified or indeterminate; (b) proceedings are in the early stages or impacted significantly by future legal determinations or judicial decisions; (c) matters involve unsettled questions of law, multiple parties, or complex facts and circumstances; or (d) insured risk transfer or coverage is undetermined, there is considerable uncertainty surrounding the timing or resolution of these matters, including a possible eventual loss. Given this inherent unpredictability, actual future litigation costs could differ from the Company’s current estimates. At the same time, the Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. In accordance with applicable accounting guidance, the Company accrues amounts for legal matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may need to adjust the accruals from time to time to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with applicable accounting guidance, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. For matters as to which the Company believes a loss is reasonably probable and estimable, at June 30, 2013 and December 31, 2012, it had legal reserves of $15.7 million and $17.9 million, respectively. (See “Part II, Item 1, Legal Proceedings.”) It currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $11 million in the aggregate.

Note 18.  New Accounting Pronouncements

ASU 2013-11

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 are intended to end inconsistent practices regarding the presentation of unrecognized tax benefits on the balance sheet. An entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013, and for interim periods within those annual periods. Early adoption and retrospective application are permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 19.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; 0.25 percent convertible senior notes due June 2019; 6.6 percent senior notes due May 2020; and 5.4 percent senior notes due October 2022 are guaranteed on a joint and several basis by the Guarantor Subsidiaries. Such guarantees are full and unconditional.

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

In the event a Guarantor Subsidiary is sold or disposed of (whether by merger, consolidation, sale of its capital stock or sale of all or substantially all of its assets [other than by lease]), and whether or not the Guarantor Subsidiary is the surviving corporation in such transaction, to a Person which is not the Company or a Restricted Subsidiary of the Company, such Guarantor Subsidiary will be released from its obligations under its guarantee if (a) the sale or other disposition is in compliance with the indenture and (b) all the obligations of such Guarantor Subsidiary under any agreements relating to any other indebtedness of the Company or its restricted subsidiaries terminate upon consummation of such transaction. In addition, a Guarantor Subsidiary will be released from its obligations under the indenture if such Subsidiary ceases to be a Restricted Subsidiary (in compliance with the applicable provisions of the indenture).

The following information presents the consolidating statements of earnings, financial position and cash flows for (a) the parent company and issuer, The Ryland Group, Inc. (“TRG, Inc.”); (b) the Guarantor Subsidiaries; (c) the non-Guarantor Subsidiaries; and (d) the consolidation eliminations used to arrive at the consolidated information for The Ryland Group, Inc. and subsidiaries.

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2013
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$269,336	$219,784	$15,004	$(11,129)	$492,995
EXPENSES	249,937	203,091	7,378	(11,129)	449,277
OTHER INCOME	561	-	-	-	561
Income from continuing
operations before taxes	19,960	16,693	7,626	-	44,279
Tax (benefit) expense	(101,273)	(85,769)	90	-	(186,952)
Equity in net earnings of subsidiaries	109,998	-	-	(109,998)	-
Net income from continuing
operations	231,231	102,462	7,536	(109,998)	231,231
Loss from discontinued operations,
net of taxes	(37)	(12)	-	12	(37)
NET INCOME	$231,194	$102,450	$7,536	$(109,986)	$231,194

(in thousands)	SIX MONTHS ENDED JUNE 30, 2013
REVENUES	$471,634	$388,823	$26,183	$(18,965)	$867,675
EXPENSES	443,372	363,816	14,236	(18,965)	802,459
OTHER INCOME	1,266	-	-	-	1,266
Income from continuing
operations before taxes	29,528	25,007	11,947	-	66,482
Tax (benefit) expense	(101,187)	(85,695)	129	-	(186,753)
Equity in net earnings of subsidiaries	122,520	-	-	(122,520)	-
Net income from continuing
operations	253,235	110,702	11,818	(122,520)	253,235
Income from discontinued operations,
net of taxes	76	41	-	(41)	76
NET INCOME	$253,311	$110,743	$11,818	$(122,561)	$253,311

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED JUNE 30, 2013
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Net income	$231,194	$102,450	$7,536	$(109,986)	$231,194
Other comprehensive loss before tax:
Unrealized loss on marketable
securities, available-for-sale:
Unrealized loss	(662)	-	-	-	(662)
Less: reclassification adjustments for
gains included in net income	(189)	-	-	-	(189)
Other comprehensive loss before tax	(851)	-	-	-	(851)
Income tax benefit related to items
of other comprehensive loss	-	-	-	-	-
Other comprehensive loss, net of tax	(851)	-	-	-	(851)
Comprehensive income	$230,343	$102,450	$7,536	$(109,986)	$230,343

	SIX MONTHS ENDED JUNE 30, 2013
Net income	$253,311	$110,743	$11,818	$(122,561)	$253,311
Other comprehensive loss before tax:
Unrealized loss on marketable
securities, available-for-sale:
Unrealized loss	(634)	-	-	-	(634)
Less: reclassification adjustments for
gains included in net income	(341)	-	-	-	(341)
Other comprehensive loss before tax	(975)	-	-	-	(975)
Income tax benefit related to items
of other comprehensive loss	-	-	-	-	-
Other comprehensive loss, net of tax	(975)	-	-	-	(975)
Comprehensive income	$252,336	$110,743	$11,818	$(122,561)	$252,336

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED JUNE 30, 2012
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Net income	$6,272	$576	$2,732	$(3,308)	$6,272
Other comprehensive loss before tax:
Reduction of unrealized gain related to
cash flow hedging instruments	(301)	-	-	-	(301)
Unrealized gain on marketable
securities, available-for-sale:
Unrealized gain	139	-	-	-	139
Less: reclassification adjustments for
gains included in net income	(80)	-	-	-	(80)
Total unrealized gain on marketable
securities, available-for-sale	59	-	-	-	59
Other comprehensive loss before tax	(242)	-	-	-	(242)
Income tax benefit related to items
of other comprehensive loss	115	-	-	-	115
Other comprehensive loss, net of tax	(127)	-	-	-	(127)
Comprehensive income	$6,145	$576	$2,732	$(3,308)	$6,145

	SIX MONTHS ENDED JUNE 30, 2012
Net income (loss)	$1,164	$(2,586)	$3,377	$(791)	$1,164
Other comprehensive income before tax:
Reduction of unrealized gain related to
cash flow hedging instruments	(603)	-	-	-	(603)
Unrealized gain on marketable
securities, available-for-sale:
Unrealized gain	933	-	-	-	933
Less: reclassification adjustments for
gains included in net income (loss)	(13)	-	-	-	(13)
Total unrealized gain on marketable
securities, available-for-sale	920	-	-	-	920
Other comprehensive income before tax	317	-	-	-	317
Income tax benefit related to items
of other comprehensive income	230	-	-	-	230
Other comprehensive income, net of tax	547	-	-	-	547
Comprehensive income (loss)	$1,711	$(2,586)	$3,377	$(791)	$1,711

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	JUNE 30, 2013
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$20,020	$235,195	$9,374	$-	$264,589
Marketable securities and restricted cash	414,506	-	26,344	-	440,850
Consolidated inventory owned	746,257	585,270	-	-	1,331,527
Consolidated inventory not owned	17,415	-	16,379	-	33,794
Total housing inventories	763,672	585,270	16,379	-	1,365,321
Investment in subsidiaries	360,692	-	-	(360,692)	-
Intercompany receivables	547,957	-	-	(547,957)	-
Other assets	275,451	59,842	113,006	-	448,299
Assets of discontinued operations	-	32	-	-	32
TOTAL ASSETS	2,382,298	880,339	165,103	(908,649)	2,519,091

LIABILITIES
Accounts payable and other
accrued liabilities	199,375	83,293	36,642	-	319,310
Debt	1,400,085	-	-	-	1,400,085
Intercompany payables	-	472,865	75,092	(547,957)	-
Liabilities of discontinued operations	564	479	-	-	1,043
TOTAL LIABILITIES	1,600,024	556,637	111,734	(547,957)	1,720,438
EQUITY
STOCKHOLDERS’ EQUITY	782,274	323,702	36,990	(360,692)	782,274
NONCONTROLLING INTEREST	-	-	16,379	-	16,379
TOTAL LIABILITIES AND EQUITY	$2,382,298	$880,339	$165,103	$(908,649)	$2,519,091

	DECEMBER 31, 2012
ASSETS
Cash and cash equivalents	$29,735	$117,838	$8,119	$-	$155,692
Marketable securities and restricted cash	431,452	-	27,461	-	458,913
Consolidated inventory owned	643,619	394,309	-	-	1,037,928
Consolidated inventory not owned	17,666	-	21,824	-	39,490
Total housing inventories	661,285	394,309	21,824	-	1,077,418
Investment in subsidiaries	244,917	-	-	(244,917)	-
Intercompany receivables	368,126	-	-	(368,126)	-
Other assets	76,183	43,572	119,661	-	239,416
Assets of discontinued operations	187	2,293	-	-	2,480
TOTAL ASSETS	1,811,885	558,012	177,065	(613,043)	1,933,919

LIABILITIES
Accounts payable and other
accrued liabilities	172,906	68,929	30,320	-	272,155
Debt	1,134,468	-	-	-	1,134,468
Intercompany payables	-	275,163	92,963	(368,126)	-
Liabilities of discontinued operations	575	961	-	-	1,536
TOTAL LIABILITIES	1,307,949	345,053	123,283	(368,126)	1,408,159
EQUITY
STOCKHOLDERS’ EQUITY	503,936	212,959	31,958	(244,917)	503,936
NONCONTROLLING INTEREST	-	-	21,824	-	21,824
TOTAL LIABILITIES AND EQUITY	$1,811,885	$558,012	$177,065	$(613,043)	$1,933,919

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2013
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$253,235	$110,702	$11,818	$(122,520)	$253,235
Adjustments to reconcile net income from continuing
operations to net cash (used for) provided by
operating activities	(198,615)	3,725	93	-	(194,797)
Changes in assets and liabilities	(186,174)	(155,066)	6,501	122,520	(212,219)
Other operating activities, net	(238)	-	-	-	(238)
Net cash (used for) provided by operating activities from continuing operations	(131,792)	(40,639)	18,412	-	(154,019)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in (contributions to) unconsolidated
joint ventures, net	185	(5,000)	-	-	(4,815)
Additions to property, plant and equipment	(4,158)	(3,699)	(403)	-	(8,260)
Purchases of marketable securities, available-for-sale	(488,424)	-	(2,476)	-	(490,900)
Proceeds from sales and maturities of marketable securities,
available-for-sale	513,033	-	3,350	-	516,383
Cash paid to acquire a business	-	(31,007)	-	-	(31,007)
Net cash provided by (used for) investing activities from continuing operations	20,636	(39,706)	471	-	(18,599)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	265,305	-	-	-	265,305
Common stock dividends and stock-based compensation	23,973	-	-	-	23,973
(Increase) decrease in restricted cash	(8,006)	-	243	-	(7,763)
Intercompany balances	(179,831)	197,702	(17,871)	-	-
Net cash provided by (used for) financing activities from continuing operations	101,441	197,702	(17,628)	-	281,515
Net (decrease) increase in cash and cash equivalents from continuing operations	(9,715)	117,357	1,255	-	108,897
Cash flows from operating activities–discontinued operations	-	(24)	-	-	(24)
Cash flows from investing activities–discontinued operations	-	24	-	-	24
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	29,735	117,865	8,119	-	155,719
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,020	$235,222	$9,374	$-	$264,616

	SIX MONTHS ENDED JUNE 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$3,028	$(1,745)	$3,377	$(1,632)	$3,028
Adjustments to reconcile net income (loss) from continuing
operations to net cash (used for) provided by
operating activities	8,687	4,418	268	-	13,373
Changes in assets and liabilities	(70,561)	(13,597)	11,786	1,632	(70,740)
Other operating activities, net	(784)	-	-	-	(784)
Net cash (used for) provided by operating activities from continuing operations	(59,630)	(10,924)	15,431	-	(55,123)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	539	1,332	-	-	1,871
Additions to property, plant and equipment	(3,503)	(1,915)	(16)	-	(5,434)
Purchases of marketable securities, available-for-sale	(468,012)	-	(1,678)	-	(469,690)
Proceeds from sales and maturities of marketable securities,
available-for-sale	506,783	-	1,904	-	508,687
Other investing activities, net	-	-	(10)	-	(10)
Net cash provided by (used for) investing activities from continuing operations	35,807	(583)	200	-	35,424
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	224,909	(1,188)	-	-	223,721
Increase in borrowings against revolving credit facilities, net	-	-	338	-	338
Common stock dividends and stock-based compensation	1,750	-	-	-	1,750
(Increase) decrease in restricted cash	(14,175)	-	4,164	-	(10,011)
Intercompany balances	(194,164)	210,429	(16,265)	-	-
Net cash provided by (used for) financing activities from continuing operations	18,320	209,241	(11,763)	-	215,798
Net (decrease) increase in cash and cash equivalents from continuing operations	(5,503)	197,734	3,868	-	196,099
Cash flows from operating activities–discontinued operations	436	(73)	-	-	363
Cash flows from investing activities–discontinued operations	6	73	-	-	79
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	25,430	117,101	16,638	-	159,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,369	$314,835	$20,506	$-	$355,710

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 20.  Discontinued Operations

During 2011, the Company discontinued homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to sell its land from discontinued operations in these divisions as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas, which were historically reported in the Company’s Southeast and Texas segments, respectively, were classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations were presented separately in “Assets of discontinued operations” and “Liabilities of discontinued operations” within the Consolidated Balance Sheets. All prior period amounts have been reclassified to conform to the 2013 presentation. During the second quarter of 2013, the Company acquired the operations and assets of LionsGate Homes in Dallas, Texas. Future operations in Dallas will be included in continuing operations. (See discussion in “Overview” under “Results of Operations” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

For the three-month period ended June 30, 2013, net loss from discontinued operations totaled $37,000, compared to net income from discontinued operations that totaled $223,000 for the same period in 2012. For the six-month period ended June 30, 2013, net income from discontinued operations totaled $76,000, compared to a net loss from discontinued operations that totaled $1.9 million for the same period in 2012.

Note 21.  Subsequent Events

In July 2013, the Company acquired the operations and assets of Cornell Homes, one of the Philadelphia market’s largest private homebuilders. This acquisition provides the Company with ongoing operations in the Tri-state area with 96 homes sold and available for delivery, 8 decorated models and 1,716 additional lots for future sale.

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

•                  the risk factors set forth in the Company’s most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q; and

•                  other factors over which the Company has little or no control.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 97 percent of consolidated revenues for the quarter ended June 30, 2013. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

During 2013, attractive housing affordability levels, historically low interest rates and increasing home prices have changed buyer perceptions, and the Company’s homebuilding operations have continued to improve. Mortgage rates have increased during the second quarter due to speculation that federal policies designed to keep interest rates low may begin to subside. As a result, increases in sales rates moderated in June, but maintained solid growth rates. The Company believes that increases in interest rates will most likely be accompanied by improvements in economic conditions, partially offsetting their impact on demand, and that healthy, more moderate sales rates are better for the industry and will facilitate a more sustainable long-term recovery. These trends, combined with continuing declines in the number of distressed properties for sale, have led to increased demand and a general tightening in the supply of housing inventory in the Company’s markets. On average, increases in sales rates, as well as a return to more traditional cancellation rates and required sales incentives, have allowed the Company to continue to raise prices in most markets. It reported increases of 56.7 percent in sales volume, 48.8 percent in closing volume and 61.0 percent in backlog for the quarter ended June 30, 2013, compared to the same period in 2012. However, high unemployment levels and tepid economic improvements nationally continue to impact the homebuilding industry by keeping sales absorption rates per community below levels historically seen during robust housing phases. The Company believes that continued revenue growth and improved financial performance will come from a greater presence in its established markets and from its entry into new markets, as well as from a return to more traditional absorption rates in its communities. The Company also believes that its strategic goals of increasing profitability and leverage through expansion and diversification will position it to take full advantage of any continuing housing recovery.

The Company made significant progress in achieving its operational goals during the second quarter of 2013 with a 67.8 percent increase in consolidated revenues; a 1.7 percent rise in housing gross profit margin; and a 4.0 percent decline in the selling, general and administrative expense ratio, all of which led to decisive increases in homebuilding and mortgage operations profitability, compared to the same period in the prior year. The Company has grown its community count since the third quarter of 2010. The number of active communities rose 24.4 percent to 260 active communities at June 30, 2013, from 209 active communities at June 30, 2012. Strategic acquisitions to re-enter the Dallas market in June 2013 and to enter the Philadelphia and surrounding markets in July 2013 provided the Company with ongoing operations that include 250 sold homes available for delivery and 2,511 homes and lots for future sale in those markets. These purchases, combined with recent acquisitions in Phoenix and Charlotte, as well as with increased ongoing land acquisitions in all of its existing markets, should enhance the Company’s ability to establish additional market share and create a platform for future growth. The Company concluded that the valuation allowance against its deferred tax assets will be realized and reversed $187.5 million of it into income in the current quarter. The Company also issued $267.5 million of 0.25 percent convertible senior notes due June 2019 during the second quarter of 2013 to provide additional low-cost capital. As a result of these actions and a profitable quarter from existing operations, stockholders’ equity increased sequentially by 44.8 percent, and the net debt-to-capital ratio declined to 47.0 percent at June 30, 2013.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company’s net income from continuing operations totaled $231.2 million, or $4.16 per diluted share, for the three months ended June 30, 2013, compared to net income of $6.0 million, or $0.14 per diluted share, for the same period in 2012. The increase in net income for the second quarter of 2013, compared to the same period in 2012, was primarily due to a reversal of the Company’s deferred tax asset valuation allowance; a rise in closing volume; higher housing gross profit margin; and a reduced selling, general and administrative expense ratio. The Company had pretax charges that totaled $348,000 primarily related to preacquisition feasibility cost write-offs for the quarter ended June 30, 2013, compared to pretax charges that totaled $382,000 primarily related to preacquisition feasibility cost write-offs and to a note receivable write-off for the same period in 2012. It continued to raise gross margins by investing in new communities, selectively increasing prices, completing less profitable communities and lowering expense ratios.

The Company’s consolidated revenues increased 67.8 percent to $493.0 million for the quarter ended June 30, 2013, from $293.8 million for the same period in 2012. This increase was primarily attributable to a 48.8 percent rise in closings and to a 13.0 percent increase in average closing price. The increase in average closing price was due to a more accommodating price environment, as well as to a change in the product and geographic mix of homes delivered during the second quarter of 2013, versus the same period in 2012. Revenues for the homebuilding and financial services segments totaled $478.0 million and $15.0 million, respectively, for the second quarter of 2013, compared to $284.6 million and $9.2 million, respectively, for the same period in 2012.

The Company reported a rise in closing volume for the quarter ended June 30, 2013, compared to the same period in 2012, primarily due to an increase in sales. New orders rose 56.7 percent to 2,191 units for the quarter ended June 30, 2013, from 1,398 units for the same period in 2012 primarily due to increases in sales rates and the number of active communities. New order dollars increased 77.9 percent for the quarter ended June 30, 2013, compared to the same period in 2012. The Company’s average monthly sales absorption rate was 2.9 homes per community for the second quarter of 2013, versus 2.2 homes per community for the same period in 2012.

Selling, general and administrative expense totaled 12.3 percent of homebuilding revenues for the second quarter of 2013, compared to 16.3 percent for the same period in 2012. This decrease was primarily attributable to higher leverage resulting from increased revenues.

The Company maintained a strong balance sheet, ending the quarter with $705.4 million in cash, cash equivalents and marketable securities. Investments in new communities increased consolidated inventory owned by $293.3 million, or 27.8 percent, at June 30, 2013, compared to December 31, 2012. The Company’s earliest senior debt maturity is in 2015. Its net debt-to-capital ratio, including marketable securities, was 47.0 percent at June 30, 2013, compared to 50.8 percent at December 31, 2012. Stockholders’ equity per share rose 51.9 percent to $16.95 at June 30, 2013, compared to $11.16 at December 31, 2012.

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

Homebuilding Overview

The combined homebuilding operations reported pretax earnings from continuing operations of $43.8 million for the second quarter of 2013, compared to pretax earnings of $9.9 million for the same period in 2012. Homebuilding results for the second quarter of 2013 improved from those for the same period in 2012 primarily

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

due to a rise in closing volume, higher housing gross profit margin, and a reduced selling, general and administrative expense ratio.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except units)	2013	2012	2013	2012
REVENUES
Housing	$476,683	$283,646	$838,069	$492,469
Land and other	1,308	947	3,423	1,659
TOTAL REVENUES	477,991	284,593	841,492	494,128
EXPENSES
Cost of sales
Housing
Cost of sales	379,223	230,492	670,395	400,879
Valuation adjustments and write-offs (recoveries)	(10)	21	(15)	1,911
Total housing cost of sales	379,213	230,513	670,380	402,790
Land and other	861	617	2,030	1,030
Total cost of sales	380,074	231,130	672,410	403,820
Selling, general and administrative	51,025	39,368	94,664	71,576
Interest	3,081	4,180	6,843	7,749
TOTAL EXPENSES	434,180	274,678	773,917	483,145
PRETAX EARNINGS	$43,811	$9,915	$67,575	$10,983
Closings (units)	1,659	1,115	2,966	1,930
Housing gross profit margin	20.4%	18.7%	20.0%	18.2%
Selling, general and administrative ratio	10.7%	13.8%	11.2%	14.5%

The Company’s homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at June 30, 2013:

North	Baltimore, Chicago, Indianapolis, Minneapolis, Northern Virginia and Metro Washington, D.C.
Southeast	Atlanta, Charleston, Charlotte, Myrtle Beach, Orlando, Raleigh/Durham and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	Denver, Las Vegas, Phoenix and Southern California

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; inventory held-for-sale; and cash deposits related to consolidated inventory not owned, rose 27.8 percent to $1.3 billion at June 30, 2013, from $1.1 billion at December 31, 2012. Homes under construction increased 42.5 percent to $654.5 million at June 30, 2013, from $459.3 million at December 31, 2012, as a result of higher backlog. Land under development and improved lots increased 16.7 percent to $670.0 million at June 30, 2013, compared to $574.0 million at December 31, 2012, as the Company acquired additional land and opened more communities during the first half of 2013. The Company had 323 model homes with inventory values totaling $79.6 million at June 30, 2013, compared to 296 model homes with inventory values totaling $67.1 million at December 31, 2012. In addition, it had 815 started and unsold homes with inventory values totaling $125.5 million at June 30, 2013, compared to 724 started and unsold homes with inventory values totaling $120.2 million at December 31, 2012. Inventory held-for-sale totaled $7.0 million at June 30, 2013, compared to $4.7 million at December 31, 2012.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides certain information with respect to the Company’s number of residential communities and lots controlled at June 30, 2013:

	COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS
	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	70	48	7	1	126	11,309
Southeast	84	45	13	8	150	11,677
Texas	77	42	-	3	122	6,735
West	29	45	1	1	76	7,027
Total	260	180	21	13	474	36,748

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At June 30, 2013, of the 13 communities that were held-for-sale, 8 communities had fewer than 20 lots remaining.

Favorable affordability levels and an appearance of a recovery in most housing submarkets have allowed the Company to focus on growing inventory and increasing profitability, all while balancing those two objectives with cash preservation. Increasing community count is among the Company’s greatest challenges and highest priorities. During the quarter ended June 30, 2013, it secured 7,685 owned or optioned lots, opened 40 communities and closed 30 communities. The Company operated from 24.4 percent more active communities at June 30, 2013, than it did at June 30, 2012. The number of lots controlled was 36,174 lots at June 30, 2013, compared to 28,305 lots at December 31, 2012. Optioned lots, as a percentage of total lots controlled, were 44.9 percent and 37.2 percent at June 30, 2013 and December 31, 2012, respectively. In addition, the Company controlled 574 lots and 317 lots under joint venture agreements at June 30, 2013 and December 31, 2012, respectively.

Three months ended June 30, 2013, compared to three months ended June 30, 2012

The homebuilding segments reported pretax earnings of $43.8 million for the second quarter of 2013, compared to pretax earnings of $9.9 million for the same period in 2012. This improvement in homebuilding results was primarily due to a rise in closing volume, higher housing gross profit margin, and a reduced selling, general and administrative expense ratio.

Homebuilding revenues increased 68.0 percent to $478.0 million for the second quarter of 2013 from $284.6 million for the same period in 2012 primarily due to a 48.8 percent rise in closings and to a 13.0 percent increase in average closing price. Homebuilding revenues for the second quarter of 2013 included $1.3 million from land sales, which resulted in pretax earnings of $447,000, compared to homebuilding revenues for the second quarter of 2012 that included $947,000 from land sales, which resulted in pretax earnings of $330,000.

Housing gross profit margin for the second quarter of 2013 was 20.4 percent, compared to 18.7 percent for the same period in 2012. This improvement was primarily attributable to reduced relative direct construction costs of 1.9 percent, higher leverage of direct overhead expense of 0.3 percent, which was due to an increase in the number of homes delivered and to a higher average closing price, partially offset by increased land costs of 0.6 percent. Gross profit margin from land sales was 34.2 percent for the three months ended June 30, 2013, compared to 34.8 percent for the same period in 2012. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The homebuilding segments’ selling, general and administrative expense ratio totaled 10.7 percent of homebuilding revenues for the second quarter of 2013, compared to 13.8 percent for the same period in 2012. This decrease was primarily attributable to higher leverage resulting from increased revenues.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $16.8 million and $14.7 million for the three months ended June 30, 2013 and 2012, respectively. The homebuilding segments recorded $3.1 million of interest expense during the second quarter of 2013, compared to $4.2 million during the same period in 2012. This decrease in interest expense from the second quarter of 2012 was primarily due to the capitalization of a greater amount of interest incurred during the second quarter of 2013, which resulted from a higher level of inventory under development, partially offset by an overall increase in interest incurred on senior notes. (See Note 8, “Housing Inventories.”)

Six months ended June 30, 2013, compared to six months ended June 30, 2012

The homebuilding segments reported pretax earnings of $67.6 million for the first six months of 2013, compared to pretax earnings of $11.0 million for the same period in 2012. This improvement in homebuilding results was primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory valuation adjustments; and a reduced selling, general and administrative expense ratio.

Homebuilding revenues increased 70.3 percent to $841.5 million for the first six months of 2013 from $494.1 million for the same period in 2012 primarily due to a 53.7 percent rise in closings and to an 11.0 percent increase in average closing price. Homebuilding revenues for the first six months of 2013 included $3.4 million from land sales, which resulted in pretax earnings of $1.4 million, compared to homebuilding revenues for the first six months of 2012 that included $1.7 million from land sales, which resulted in pretax earnings of $629,000.

Housing gross profit margin for the first six months of 2013 was 20.0 percent, compared to 18.2 percent for the same period in 2012. This improvement was primarily attributable to reduced relative direct construction costs of 1.3 percent; fewer inventory valuation adjustments of 0.4 percent; and higher leverage of direct overhead expense of 0.4 percent, which was due to an increase in the number of homes delivered and to a higher average closing price, partially offset by higher land costs of 0.6 percent. There were no inventory valuation adjustments for the first six months of 2013, compared to inventory valuation adjustments affecting housing gross profit margin that totaled $1.9 million for the same period in 2012. Gross profit margin from land sales was 40.7 percent for the six months ended June 30, 2013, compared to 37.9 percent for the same period in 2012. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios.

The homebuilding segments’ selling, general and administrative expense ratio totaled 11.2 percent of homebuilding revenues for the first six months of 2013, compared to 14.5 percent for the same period in 2012. This decrease was primarily attributable to higher leverage resulting from increased revenues.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $33.5 million and $28.5 million for the six months ended June 30, 2013 and 2012, respectively. The homebuilding segments recorded $6.8 million of interest expense during the first six months of 2013, compared to $7.7 million during the same period in 2012. This decrease in interest expense from the first six months of 2012 was primarily due to the capitalization of a greater amount of interest incurred during the first six months of 2013, which resulted from a higher level of inventory under development, partially offset by an overall increase in interest incurred on senior notes. (See Note 8, “Housing Inventories.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Homebuilding Segment Information

New Orders

New orders increased 56.7 percent to 2,191 units for the second quarter of 2013 from 1,398 units for the same period in 2012, and new order dollars rose 77.9 percent for the second quarter of 2013, compared to the same period in 2012. New orders for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, increased 53.5 percent in the North, 59.5 percent in the Southeast, 73.4 percent in Texas and 33.7 percent in the West. The rise in new orders was due to a general increase in consumer demand and to a 24.4 percent rise in active communities, although broader market trends and economic conditions that contribute to soft demand for residential housing persist. The Company’s average monthly sales absorption rate was 2.9 homes per community for the second quarter of 2013, versus 2.2 homes per community for the second quarter of 2012.

The following table provides the number of the Company’s active communities at June 30, 2013 and 2012:

	2013	2012	% CHG
North	70	68	2.9%
Southeast	84	61	37.7
Texas	77	56	37.5
West	29	24	20.8
Total	260	209	24.4%

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

The following table provides the Company’s new orders (units and aggregate sales values) for the three- and six-month periods presented:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2013	2012	% CHG	2013	2012	% CHG
UNITS
North	588	383	53.5%	1,228	794	54.7%
Southeast	697	437	59.5	1,401	854	64.1
Texas	581	335	73.4	970	708	37.0
West	325	243	33.7	643	370	73.8
Total	2,191	1,398	56.7%	4,242	2,726	55.6%

DOLLARS (in millions)
North	$187	$114	63.8%	$379	$230	64.7%
Southeast	194	107	80.7	371	200	85.7
Texas	177	89	99.7	294	184	59.2
West	119	70	69.1	238	111	114.7
Total	$677	$380	77.9%	$1,282	$725	76.7%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s cancellation rates for the three- and six-month periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
North	14.8%	20.9%	14.2%	19.2%
Southeast	14.9	20.1	14.7	19.6
Texas	14.9	23.7	16.5	21.3
West	8.5	12.3	12.6	12.3
Total	14.0%	20.0%	14.7%	19.0%

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three- and six-month periods presented:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
	2013		2012		2013		2012
	AVG $	% OF	AVG $	% OF	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$18	5.6%	$25	8.5%	$19	6.0%	$26	8.8%
Southeast	21	7.8	25	10.2	21	8.1	25	10.2
Texas	39	12.1	41	14.2	39	12.1	42	14.2
West	15	4.1	24	7.2	14	4.2	26	7.5
Total	$23	7.3%	$29	10.4%	$23	7.6%	$30	10.6%

Closings

The following table provides the Company’s closings and average closing prices for the three- and six-month periods presented:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2013	2012	% CHG	2013	2012	% CHG
UNITS
North	498	316	57.6%	826	540	53.0%
Southeast	537	354	51.7	976	619	57.7
Texas	348	316	10.1	619	560	10.5
West	276	129	114.0	545	211	158.3
Total	1,659	1,115	48.8%	2,966	1,930	53.7%

AVERAGE PRICE (in thousands)
North	$296	$272	8.8%	$294	$274	7.3%
Southeast	243	221	10.0	241	218	10.6
Texas	287	248	15.7	286	253	13.0
West	358	317	12.9	335	322	4.0
Total	$287	$254	13.0%	$283	$255	11.0%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At June 30, 2013, the Company had outstanding contracts for 3,667 units, representing a 53.4 percent increase from 2,391 units at December 31, 2012, and a 61.0 percent rise from 2,277 units at June 30, 2012. The $1.1 billion value of outstanding contracts at June 30, 2013, represented an 80.1 percent increase from the $614.8 million value of outstanding contracts at June 30, 2012.

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at June 30, 2013 and 2012:

			2013			2012
			AVERAGE			AVERAGE
		DOLLARS	PRICE		DOLLARS	PRICE
	UNITS	(in millions)	(in thousands)	UNITS	(in millions)	(in thousands)
North	1,021	$325	$318	674	$203	$302
Southeast	1,306	346	265	756	176	233
Texas	828	252	305	581	155	266
West	512	184	359	266	81	303
Total	3,667	$1,107	$302	2,277	$615	$270

At June 30, 2013, the Company projected that approximately 55 percent of its outstanding contracts will close during the third quarter of 2013, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following table provides a summary of the results for the homebuilding segments for the three- and six-month periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2013	2012	2013	2012
NORTH
Revenues	$147,818	$86,010	$243,500	$148,058
Expenses
Cost of sales	119,124	70,496	198,239	122,572
Selling, general and administrative	14,803	12,197	26,327	22,425
Interest	1,123	1,521	2,783	2,887
Total expenses	135,050	84,214	227,349	147,884
Pretax earnings	$12,768	$1,796	$16,151	$174
Housing gross profit margin	19.4%	18.0%	18.6%	17.2%
SOUTHEAST
Revenues	$130,608	$78,379	$235,827	$135,021
Expenses
Cost of sales	103,352	64,230	187,587	110,525
Selling, general and administrative	14,471	10,641	27,197	19,260
Interest	768	1,011	1,686	1,848
Total expenses	118,591	75,882	216,470	131,633
Pretax earnings	$12,017	$2,497	$19,357	$3,388
Housing gross profit margin	20.9%	18.1%	20.4%	18.1%
TEXAS
Revenues	$100,213	$78,754	$177,550	$141,873
Expenses
Cost of sales	79,313	63,033	141,153	113,677
Selling, general and administrative	11,571	10,137	21,498	18,464
Interest	535	800	1,055	1,423
Total expenses	91,419	73,970	163,706	133,564
Pretax earnings	$8,794	$4,784	$13,844	$8,309
Housing gross profit margin	20.9%	20.0%	20.5%	19.9%
WEST
Revenues	$99,352	$41,450	$184,615	$69,176
Expenses
Cost of sales	78,285	33,371	145,431	57,046
Selling, general and administrative	10,180	6,393	19,642	11,427
Interest	655	848	1,319	1,591
Total expenses	89,120	40,612	166,392	70,064
Pretax earnings (loss)	$10,232	$838	$18,223	$(888)
Housing gross profit margin	21.0%	19.1%	21.0%	17.0%
TOTAL
Revenues	$477,991	$284,593	$841,492	$494,128
Expenses
Cost of sales	380,074	231,130	672,410	403,820
Selling, general and administrative	51,025	39,368	94,664	71,576
Interest	3,081	4,180	6,843	7,749
Total expenses	434,180	274,678	773,917	483,145
Pretax earnings	$43,811	$9,915	$67,575	$10,983
Housing gross profit margin	20.4%	18.7%	20.0%	18.2%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended June 30, 2013, compared to three months ended June 30, 2012

North—Homebuilding revenues increased 71.9 percent to $147.8 million in 2013 from $86.0 million in 2012 primarily due to a 57.6 percent rise in the number of homes delivered and to an 8.8 percent increase in average closing price. Gross profit margin on home sales was 19.4 percent in 2013, compared to 18.0 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 1.5 percent. As a result, the North region generated pretax earnings of $12.8 million in 2013, compared to pretax earnings of $1.8 million in 2012.

Southeast—Homebuilding revenues increased 66.6 percent to $130.6 million in 2013 from $78.4 million in 2012 primarily due to a 51.7 percent rise in the number of homes delivered and to a 10.0 percent increase in average closing price. Gross profit margin on home sales was 20.9 percent in 2013, compared to 18.1 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 1.3 percent and to lower land costs of 1.1 percent. As a result, the Southeast region generated pretax earnings of $12.0 million in 2013, compared to pretax earnings of $2.5 million in 2012.

Texas—Homebuilding revenues increased 27.2 percent to $100.2 million in 2013 from $78.8 million in 2012 primarily due to a 15.7 percent rise in average closing price and to a 10.1 percent increase in the number of homes delivered. Gross profit margin on home sales was 20.9 percent in 2013, compared to 20.0 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 0.6 percent. As a result, the Texas region generated pretax earnings of $8.8 million in 2013, compared to pretax earnings of $4.8 million in 2012.

West—Homebuilding revenues increased 139.7 percent to $99.4 million in 2013 from $41.5 million in 2012 primarily due to a 114.0 percent rise in the number of homes delivered and to a 12.9 percent increase in average closing price. Gross profit margin on home sales was 21.0 percent in 2013, compared to 19.1 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 1.6 percent and to higher leverage of direct overhead expense of 0.7 percent due to an increase in the number of homes delivered and to a higher average closing price, partially offset by increased land costs of 0.8 percent. As a result, the West region generated pretax earnings of $10.2 million in 2013, compared to pretax earnings of $838,000 in 2012.

Six months ended June 30, 2013, compared to six months ended June 30, 2012

North—Homebuilding revenues increased 64.5 percent to $243.5 million in 2013 from $148.1 million in 2012 primarily due to a 53.0 percent rise in the number of homes delivered and to a 7.3 percent increase in average closing price. Gross profit margin on home sales was 18.6 percent in 2013, compared to 17.2 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 1.2 percent and to higher leverage of direct overhead expense of 0.4 percent due to an increase in the number of homes delivered and to a higher average closing price, partially offset by increased land costs of 0.3 percent. As a result, the North region generated pretax earnings of $16.2 million in 2013, compared to pretax earnings of $174,000 in 2012.

Southeast—Homebuilding revenues increased 74.7 percent to $235.8 million in 2013 from $135.0 million in 2012 primarily due to a 57.7 percent rise in the number of homes delivered and to a 10.6 percent increase in average closing price. Gross profit margin on home sales was 20.4 percent in 2013, compared to 18.1 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 0.7 percent, lower land costs of 0.7 percent and higher leverage of direct overhead expense of 0.4 percent due to an increase in the number of homes delivered and to a higher average closing price. As a result, the Southeast region generated pretax earnings of $19.4 million in 2013, compared to pretax earnings of $3.4 million in 2012.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Texas—Homebuilding revenues increased 25.1 percent to $177.6 million in 2013 from $141.9 million in 2012 primarily due to a 13.0 percent rise in average closing price and to a 10.5 percent increase in the number of homes delivered. Gross profit margin on home sales was 20.5 percent in 2013, compared to 19.9 percent in 2012. This improvement was primarily due to lower land costs of 0.3 percent. As a result, the Texas region generated pretax earnings of $13.8 million in 2013, compared to pretax earnings of $8.3 million in 2012.

West—Homebuilding revenues increased 166.9 percent to $184.6 million in 2013 from $69.2 million in 2012 primarily due to a 158.3 percent rise in the number of homes delivered and to a 4.0 percent increase in average closing price. Gross profit margin on home sales was 21.0 percent in 2013, compared to 17.0 percent in 2012. This improvement was primarily due to lower inventory valuation adjustments of 2.8 percent and to higher leverage of direct overhead expense of 0.9 percent due to an increase in the number of homes delivered and to a higher average closing price, partially offset by increased land costs of 0.6 percent. As a result, the West region generated pretax earnings of $18.2 million in 2013, compared to a pretax loss of $888,000 in 2012.

Impairments

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. The Company had no inventory impairment charges for the second quarters of 2013 or 2012. (See Note 8, “Housing Inventories.”)

In the normal course of business, the Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the second quarter of 2013, the Company wrote off $358,000 of preacquisition feasibility costs. During the second quarter of 2012, the Company wrote off $261,000 of preacquisition feasibility costs and $11,000 of earnest money deposits. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party purchaser then services and manages the loans. The fair values of the Company’s mortgage loans held-for-sale totaled $88.4 million and $108.0 million at June 30, 2013 and December 31, 2012, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except units)	2013	2012	2013	2012
REVENUES
Income from origination and sale of mortgage loans, net	$12,130	$7,102	$21,116	$11,726
Title, escrow and insurance	2,422	1,737	4,184	3,001
Interest and other	452	337	883	783
TOTAL REVENUES	15,004	9,176	26,183	15,510
EXPENSES	7,378	6,232	14,236	11,921
PRETAX EARNINGS	$7,626	$2,944	$11,947	$3,589
Originations (units)	1,006	747	1,720	1,299
Ryland Homes origination capture rate	68.9%	69.8%	66.0%	70.9%

Three months ended June 30, 2013, compared to three months ended June 30, 2012

For the three months ended June 30, 2013, the financial services segment reported pretax earnings of $7.6 million, compared to $2.9 million for the same period in 2012. Revenues for the financial services segment increased 63.5 percent to $15.0 million for the three months ended June 30, 2013, compared to $9.2 million for the same period in the prior year. This increase in revenues for the second quarter of 2013, compared to the same period in 2012, was primarily due to an increase in the locked loan pipeline, which was partly due to an acceleration in the timing of loan locks during the quarter, which may be due to the perception that mortgage interest rates may increase in the future; a rise in origination volume; and higher title income. For the three months ended June 30, 2013, financial services expense totaled $7.4 million, versus $6.2 million for the same period in 2012. This increase in expense for the second quarter of 2013, compared to the same period in 2012, was primarily attributable to higher personnel expense. For the three months ended June 30, 2013 and 2012, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 68.9 percent and 69.8 percent, respectively.

Six months ended June 30, 2013, compared to six months ended June 30, 2012

For the six months ended June 30, 2013, the financial services segment reported pretax earnings of $11.9 million, compared to $3.6 million for the same period in 2012. Revenues for the financial services segment increased 68.8 percent to $26.2 million for the six months ended June 30, 2013, compared to $15.5 million for the same period in the prior year. This increase in revenues for the first six months of 2013, compared to the same period in 2012, was primarily due to increases in locked loan pipeline and origination volumes and to higher title income. For the six months ended June 30, 2013, financial services expense totaled $14.2 million, versus $11.9 million for the same period in 2012. This increase in expense for the first six months of 2013, compared to the same period in 2012, was primarily attributable to higher personnel and indemnification expenses. For the six months ended June 30, 2013 and 2012, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 66.0 percent and 70.9 percent, respectively.

Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and operating losses. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses; actual earnings; forecasts of future earnings; the duration of statutory carryforward periods; the Company’s experience with loss carryforwards not expiring

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

unused; and tax planning alternatives. During the second quarter of 2013, the Company concluded that it was more likely than not that the valuation allowance against its deferred tax assets will be realized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative, including such factors as five consecutive quarters of earnings, the expectation of the Company’s continued profitability and signs of recovery in the housing market. In accordance with GAAP, when a change in a valuation allowance is recognized as a result of a change in judgment in an interim period, a portion of the valuation allowance to be reversed needs to be spread over remaining interim periods.

Accordingly, the Company reversed $187.5 million of its deferred tax asset valuation allowance during the second quarter of 2013. After the reversal, the Company had a valuation allowance of $46.4 million against its deferred tax assets at June 30, 2013, compared to $258.9 million at December 31, 2012. During the three and six months ended June 30, 2013, the Company recorded tax benefits of $187.0 million and $186.8 million, respectively, primarily related to the reversal of its deferred tax asset valuation allowance.

For the three and six months ended June 30, 2013, the Company’s provision for income tax presented overall effective income tax benefit rates of 422.6 percent and 280.6 percent, respectively, related to the reversal of the Company’s deferred tax asset valuation allowance. For the three and six months ended June 30, 2012, the Company’s provision for income tax presented overall effective income tax expense rates of 2.9 percent and 14.0 percent, respectively, primarily due to noncash adjustments to the Company’s deferred tax asset valuation allowance. During the second quarter of 2012, the Company recorded a minimal amount of state income tax that totaled $190,000.

Discontinued Operations

During 2011, the Company discontinued homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to sell its land from discontinued operations in these divisions as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas, which were historically reported in the Company’s Southeast and Texas segments, respectively, were classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations were presented separately in “Assets of discontinued operations” and “Liabilities of discontinued operations” within the Consolidated Balance Sheets. All prior period amounts have been reclassified to conform to the 2013 presentation. During the second quarter of 2013, the Company acquired the operations and assets of LionsGate Homes in Dallas, Texas. Future operations in Dallas will be included in continuing operations. (See Note 20, “Discontinued Operations.”)

For the three-month period ended June 30, 2013, net loss from discontinued operations totaled $37,000, compared to net income from discontinued operations that totaled $223,000 for the same period in 2012. For the six-month period ended June 30, 2013, net income from discontinued operations totaled $76,000, compared to a net loss from discontinued operations that totaled $1.9 million for the same period in 2012.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; borrowings under a repurchase credit facility; and a revolving credit facility that was terminated by the Company in 2009. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new communities to facilitate continued growth and profitability. As a result of this strategy, the Company opened 40 new communities during the second quarter of 2013; increased available capital and lowered carrying costs with the issuance of $267.5 million of 0.25 percent convertible senior notes due June 2019; has no senior debt maturities

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

until 2015; and ended the quarter with $705.4 million in cash, cash equivalents and marketable securities. The Company’s operating profit margin, which is calculated as operating profit divided by total homebuilding revenues, increased to 9.2 percent for the second quarter of 2013 from 3.5 percent for the same period in 2012.

Consolidated inventory owned by the Company increased 27.8 percent to $1.3 billion at June 30, 2013, compared to $1.1 billion at December 31, 2012. The Company is currently attempting to grow at an accelerated rate and strives to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At June 30, 2013, it controlled 36,174 lots, with 19,933 lots owned and 16,241 lots, or 44.9 percent, under option. Lots controlled increased 27.8 percent at June 30, 2013, from 28,305 lots controlled at December 31, 2012. The Company also controlled 574 lots and 317 lots under joint venture agreements at June 30, 2013 and December 31, 2012, respectively. (See Note 8, “Housing Inventories,” and Note 11, “Investments in Joint Ventures.”)

At June 30, 2013, the Company’s net debt-to-capital ratio, including marketable securities, decreased to 47.0 percent from 50.8 percent at December 31, 2012. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $705.4 million and $614.6 million in cash, cash equivalents and marketable securities at June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013, the Company used $154.0 million of cash for operating activities from continuing operations, which included cash outflows related to a $267.9 million increase in inventories, a $212.5 million decrease in the deferred tax asset valuation allowance and $1.6 million for income tax payments, partially offset by cash inflows of $328.0 million from other operating activities. Investing activities from continuing operations used $18.6 million, which included cash outflows of $31.0 million related to a business acquisition, $8.3 million related to property, plant and equipment, and $4.8 million related to net contributions to unconsolidated joint ventures, partially offset by cash inflows of $25.5 million related to net investments in marketable securities. Financing activities from continuing operations provided $281.5 million, which included cash inflows of $267.5 million in proceeds of long-term debt and $26.7 million from the issuance of common stock, partially offset by cash outflows related to an increase of $7.8 million in restricted cash, payments of $2.8 million for dividends and a net decrease of $2.2 million in short-term borrowings. Net cash provided from continuing operations during the six months ended June 30, 2013, totaled $108.9 million.

Dividends declared totaled $0.03 per share for the three months ended June 30, 2013 and 2012, and $0.06 per share for the six months ended June 30, 2013 and 2012.

For the quarter ended June 30, 2013, borrowing arrangements for the homebuilding segments included senior notes, convertible senior notes and nonrecourse secured notes payable. The Company’s outstanding debt, net of discount, totaled $1.4 billion and $1.1 billion at June 30, 2013 and December 31, 2012, respectively.

During the second quarter of 2013, the Company issued $267.5 million of 0.25 percent convertible senior notes due June 2019. The Company will pay interest on the notes on June 1 and December 1 of each year, commencing on December 1, 2013. The Company received net proceeds of $260.1 million from this offering prior to offering expenses. The Company expects to use these proceeds for general corporate purposes. (See Note 12, “Debt and Credit Facilities.”)

During the second quarter of 2012, the Company issued $225.0 million of 1.6 percent convertible senior notes due May 2018. The Company will pay interest on the notes on May 15 and November 15 of each year, which commenced on November 15, 2012. The Company received net proceeds of $218.8 million from this offering prior to offering expenses. A portion of the proceeds was used for a debt redemption, and the remaining proceeds were used for general corporate purposes. (See Note 12, “Debt and Credit Facilities.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at June 30, 2013.

The Company’s obligations to pay principal, premium and interest under its 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; 0.25 percent convertible senior notes due June 2019; 6.6 percent senior notes due May 2020; and 5.4 percent senior notes due October 2022 are guaranteed on a joint and several basis by the Guarantor Subsidiaries. Such guarantees are full and unconditional. (See Note 19, “Supplemental Guarantor Information.”)

During 2011, RMC entered into a $50.0 million repurchase credit facility with JPM, which was subsequently increased to $75.0 million during 2012 and will expire in December 2013. This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2013, the Company was in compliance with these covenants. The Company had no outstanding borrowings against this credit facility at June 30, 2013 and December 31, 2012.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements requiring it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $87.5 million and $79.5 million under these agreements at June 30, 2013 and December 31, 2012, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2013 and December 31, 2012, outstanding seller-financed nonrecourse secured notes payable totaled $3.8 million and $6.0 million, respectively.

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

The Company did not repurchase any shares of its outstanding common stock during the second quarter of 2013. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 3.5 million additional shares, based on its stock price at June 30, 2013. Outstanding shares of common stock at June 30, 2013 and December 31, 2012, totaled 46,149,100 and 45,175,053, respectively.

The Company is focused on managing overhead expense, land acquisition, development and homebuilding construction activity in order to maintain cash and debt levels commensurate with its existing business and growth expectations. The Company believes that it will be able to fund its homebuilding and financial services

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

operations through its existing cash resources and opportunistic issuances of debt for judicious growth in the near term.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At June 30, 2013, the Company had $69.5 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $869.8 million, of which option contracts totaling $2.2 million contained specific performance provisions. At December 31, 2012, the Company had $53.1 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $589.6 million, of which option contracts totaling $492,000 contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $33.8 million and $39.5 million of inventory not owned related to land and lot option purchase contracts at June 30, 2013 and December 31, 2012, respectively. (See Note 10, “Variable Interest Entities (‘VIE’).”)

At June 30, 2013 and December 31, 2012, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $87.5 million and $79.5 million, respectively. Additionally, at June 30, 2013, it had development or performance bonds that totaled $120.8 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $108.4 million at December 31, 2012. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 19, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three- and six-month periods ended June 30, 2013, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Outlook

During the first half of 2013, improving economic conditions, high affordability levels for new homes, relatively low interest rates and a reduced supply of new homes have led to a shift in housing fundamentals, which has resulted in increased demand and improved sales rates in the Company’s communities. As a result, on average, prices and margins have improved. Absent unexpected changes in economic conditions, and other unforeseen circumstances, these developments, combined with additional leverage of overhead expenditures from higher volumes, should allow the Company to continue to improve its performance. The Company increased its number of active communities by 24.4 percent during the second quarter of 2013, compared to the same period in 2012, and it anticipates continued growth in its community count during the remainder of 2013. Sales orders for new

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

homes rose 56.7 percent during the second quarter of 2013, compared to the same period in the prior year. At June 30, 2013, the Company’s backlog of orders for new homes totaled 3,667 units, or a projected dollar value of $1.1 billion, reflecting a 66.9 percent increase in projected dollar value from $663.4 million at December 31, 2012. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions, as well as future sales rates. Although the Company’s outlook remains cautious, the strength of its balance sheet, additional liquidity and improved operating leverage have positioned it to successfully take advantage of any continued improvements in economic trends and in the demand for new homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2012. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

The Company has a committee consisting of key officers, including its chief accounting officer and general counsel, to ensure that its disclosure controls and procedures are effective at the reasonable assurance level.  These disclosure controls and procedures are designed such that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, as well as accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At December 31, 2012, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2013, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On December 23, 2011, Countrywide Home Loans, Inc. filed a lawsuit against RMC in California, which was subsequently amended, alleging breach of contract related to repurchase obligations arising out of the sale of mortgage loans associated with a loan purchase agreement between Countrywide and RMC and breach of contract related to indemnity obligations. The Company intends to vigorously defend itself against the asserted allegations and causes of actions contained within this lawsuit. (See Note 17, “Commitments and Contingencies.”)

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that it is not probable that liabilities arising from these matters will have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three and six months ended June 30, 2012, compared to the risk factors set forth in the Company’s 2012 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At June 30, 2013, there was $142.3 million, or 3.5 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the three months ended June 30, 2013.

Item 6.  Exhibits

4.1

Ninth Supplemental Indenture dated as of May 20, 2013, by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, as trustee

(Incorporated by reference from Form 8-K, filed May 20, 2013)

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

THE RYLAND GROUP, INC.
Registrant

August 7, 2013	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2013	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

4.1

Ninth Supplemental Indenture dated as of May 20, 2013, by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, as trustee

(Incorporated by reference from Form 8-K, filed May 20, 2013)

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