Form 10-Q
period 2013-09-30
RYLAND GROUP INC
filed 2013-11-08
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on November 6, 2013, was 46,207,305.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Earnings and
Other Comprehensive Income (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2013	2012	2013	2012
REVENUES
Homebuilding	$562,909	$349,196	$1,404,401	$843,324
Financial services	13,514	9,497	39,697	25,007
TOTAL REVENUES	576,423	358,693	1,444,098	868,331

EXPENSES
Cost of sales	447,077	281,961	1,119,487	685,781
Selling, general and administrative	66,734	48,281	175,704	132,176
Financial services	7,497	6,111	21,733	18,032
Interest	1,277	3,236	8,120	10,985
TOTAL EXPENSES	522,585	339,589	1,325,044	846,974

OTHER INCOME (LOSS)
Gain from marketable securities, net	148	472	1,414	1,437
Loss related to early retirement of debt, net	-	(9,146)	-	(9,146)
TOTAL OTHER INCOME (LOSS)	148	(8,674)	1,414	(7,709)
Income from continuing operations before taxes	53,986	10,430	120,468	13,648
Tax expense (benefit)	428	23	(186,325)	213
NET INCOME FROM CONTINUING OPERATIONS	53,558	10,407	306,793	13,435
Income (loss) from discontinued operations, net of taxes	91	238	167	(1,626)
NET INCOME	$53,649	$10,645	$306,960	$11,809
NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$1.16	$0.23	$6.67	$0.30
Discontinued operations	0.00	0.01	0.00	(0.04)
Total	1.16	0.24	6.67	0.26
Diluted
Continuing operations	0.95	0.21	5.55	0.30
Discontinued operations	0.00	0.01	0.00	(0.04)
Total	$0.95	$0.22	$5.55	$0.26
AVERAGE COMMON SHARES OUTSTANDING
Basic	46,174,767	44,825,943	45,882,932	44,643,139
Diluted	57,678,989	52,465,770	55,658,536	44,979,908
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.09	$0.09

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2013	2012	2013	2012
Net income	$53,649	$10,645	$306,960	$11,809
Other comprehensive income (loss) before tax:
Reduction of unrealized gain related to cash flow hedging instruments included in net income	-	(1,106)	-	(1,709)
Unrealized gain (loss) on marketable securities, available-for-sale:
Unrealized gain (loss) during the period	433	225	(201)	1,158
Less: reclassification adjustments for losses (gains) included in net income	253	(9)	(88)	(22)
Total unrealized gain (loss) on marketable securities, available-for-sale	686	216	(289)	1,136
Other comprehensive income (loss) before tax	686	(890)	(289)	(573)
Income tax benefit related to items of other comprehensive income (loss)	-	423	-	653
Other comprehensive income (loss), net of tax	686	(467)	(289)	80
Comprehensive income	$54,335	$10,178	$306,671	$11,889

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	SEPTEMBER 30,	DECEMBER 31,
(in thousands, except share data)	2013	2012
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$144,531	$158,087
Restricted cash	92,048	70,893
Marketable securities, available-for-sale	367,521	385,625
Total cash, cash equivalents and marketable securities	604,100	614,605
Housing inventories
Homes under construction	723,979	459,269
Land under development and improved lots	813,804	573,975
Inventory held-for-sale	4,009	4,684
Consolidated inventory not owned	33,515	39,490
Total housing inventories	1,575,307	1,077,418
Property, plant and equipment	24,550	20,409
Mortgage loans held-for-sale	86,463	107,950
Net deferred taxes	187,473	-
Other	160,404	111,057
Assets of discontinued operations	31	2,480
TOTAL ASSETS	2,638,328	1,933,919

LIABILITIES
Accounts payable	169,739	124,797
Accrued and other liabilities	217,434	147,358
Debt	1,397,892	1,134,468
Liabilities of discontinued operations	552	1,536
TOTAL LIABILITIES	1,785,617	1,408,159

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—46,185,100 shares at September 30, 2013
(45,175,053 shares at December 31, 2012)	46,185	45,175
Retained earnings	790,592	458,669
Accumulated other comprehensive (loss) income	(197)	92
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	836,580	503,936
NONCONTROLLING INTEREST	16,131	21,824
TOTAL EQUITY	852,711	525,760
TOTAL LIABILITIES AND EQUITY	$2,638,328	$1,933,919

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	NINE MONTHS ENDED
		SEPTEMBER 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$306,793	$13,435
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	14,476	10,496
Inventory and other asset impairments and write-offs	1,070	5,962
Loss on early extinguishment of debt, net	-	9,146
Realized gain on sale of marketable securities	(443)	(676)
Decrease in deferred tax valuation allowance	(232,939)	(7,243)
Stock-based compensation expense	13,690	11,676
Changes in assets and liabilities:
Increase in inventories	(466,429)	(145,318)
Net change in other assets, payables and other liabilities	136,238	68,099
Other operating activities, net	(728)	(947)
Net cash used for operating activities from continuing operations	(228,272)	(35,370)
CASH FLOWS FROM INVESTING ACTIVITIES
(Contributions to) return of investment in unconsolidated joint ventures, net	(3,439)	2,077
Additions to property, plant and equipment	(14,475)	(8,884)
Purchases of marketable securities, available-for-sale	(615,755)	(855,226)
Proceeds from sales and maturities of marketable securities, available-for-sale	634,272	697,604
Cash paid for business acquisitions	(50,930)	(35,974)
Other investing activities	-	109
Net cash used for investing activities from continuing operations	(50,327)	(200,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	267,500	475,000
Retirement of long-term debt	-	(177,219)
Increase in borrowings against revolving credit facilities, net	-	8,524
Decrease in short-term borrowings	(4,549)	(1,489)
Common stock dividends	(4,144)	(4,051)
Issuance of common stock under stock-based compensation	27,391	10,597
Increase in restricted cash	(21,155)	(9,883)
Net cash provided by financing activities from continuing operations	265,043	301,479
Net (decrease) increase in cash and cash equivalents from continuing operations	(13,556)	65,815
Cash flows from operating activities—discontinued operations	(24)	(56)
Cash flows from investing activities—discontinued operations	24	88
Cash flows from financing activities—discontinued operations	-	-
Cash and cash equivalents at beginning of period[1]	158,114	159,336
CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$144,558	$225,183
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(2,303)	$(400)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$5,693	$8,640

1 Includes cash and cash equivalents of $27,000 and $56,000 associated with discontinued operations at December 31, 2012 and 2011, respectively.

2 Includes cash and cash equivalents of $27,000 and $88,000 associated with discontinued operations at September 30, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	(LOSS) INCOME	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2013	$45,175	$458,669	$92	$503,936
Net income		306,960		306,960
Other comprehensive loss, net of tax			(289)	(289)
Common stock dividends (per share $0.09)		(4,187)		(4,187)
Stock-based compensation	1,010	29,150		30,160
STOCKHOLDERS’ EQUITY BALANCE AT SEPTEMBER 30, 2013	$46,185	$790,592	$(197)	$836,580
NONCONTROLLING INTEREST				16,131
TOTAL EQUITY BALANCE AT SEPTEMBER 30, 2013				$852,711

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interests in land and lot option purchase contracts. (See Note 10, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. (See Note 20, “Discontinued Operations.”) For a description of the Company’s accounting policies, see Note A, “Summary of Significant Accounting Policies,” in its 2012 Annual Report on Form 10-K.

The Consolidated Balance Sheet at September 30, 2013, the Consolidated Statements of Earnings and Other Comprehensive Income for the three- and nine-month periods ended September 30, 2013 and 2012, the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and 2012, and the Consolidated Statement of Stockholders’ Equity as of and for the nine-month period ended September 30, 2013, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2013, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the operating results expected for the year ending December 31, 2013.

Note 2.  Comprehensive Income

Comprehensive income consists of net income or loss and the increase or decrease in unrealized gains or losses on the Company’s available-for-sale securities, as well as the decrease in unrealized gains associated with treasury locks, net of applicable taxes. Comprehensive income totaled $54.3 million and $10.2 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $306.7 million and $11.9 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Note 3.  Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive income or loss consists of unrealized gains or losses on marketable securities, available-for-sale as reported within the Consolidated Statement of Stockholders’ Equity. Reclassification adjustments, which are reported within the Consolidated Statements of Other Comprehensive Income, represent realized gains or losses on the sales of these marketable securities and netted a loss of $253,000 for the three-month period ended September 30, 2013, compared to a gain of $88,000 for the nine-month period ended September 30, 2013. Realized gains or losses were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 4.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $144.5 million and $158.1 million at September 30, 2013 and December 31, 2012, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At September 30, 2013 and December 31, 2012, the Company had restricted cash of $92.0 million and $70.9 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $86.7 million and $70.3 million at September 30, 2013 and December 31, 2012, respectively. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (collectively referred to as “RMC”) had restricted cash of $5.3 million and $627,000 at September 30, 2013 and December 31, 2012, respectively.

Note 5.  Segment Information

The Company is a leading national homebuilder and provider of mortgage-related financial services. As one of the largest single-family on-site homebuilders in the United States, it operates in 17 states across the country. The Company consists of six reportable segments: four geographically determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment, which includes RMC, RH Insurance Company, Inc. (“RHIC”) and Columbia National Risk Retention Group, Inc. (“CNRRG”), provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial position and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, along with certain assets and liabilities relating to employee benefit plans.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2013	2012	2013	2012
REVENUES
Homebuilding
North	$178,318	$118,757	$421,818	$266,815
Southeast	159,778	95,527	395,605	230,548
Texas	119,993	87,998	297,543	229,871
West	104,820	46,914	289,435	116,090
Financial services	13,514	9,497	39,697	25,007
Total	$576,423	$358,693	$1,444,098	$868,331
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$15,380	$3,956	$31,531	$4,130
Southeast	17,530	5,904	36,887	9,292
Texas	9,928	7,239	23,772	15,548
West	12,392	3,728	30,615	2,840
Financial services	6,017	3,386	17,964	6,975
Corporate and unallocated	(7,261)	(13,783)	(20,301)	(25,137)
Total	$53,986	$10,430	$120,468	$13,648

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table provides the Company’s total assets at September 30, 2013 and December 31, 2012:

	SEPTEMBER 30, 2013
(in thousands)	HOUSING INVENTORIES	OTHER ASSETS	TOTAL ASSETS
Homebuilding
North	$476,239	$51,043	$527,282
Southeast	400,141	28,937	429,078
Texas	288,243	34,911	323,154
West	410,684	30,854	441,538
Financial services	-	153,537	153,537
Corporate and unallocated	-	763,708	763,708
Total	$1,575,307	$1,062,990	$2,638,297

Homebuilding	DECEMBER 31, 2012
North	$378,523	$29,818	$408,341
Southeast	292,288	22,755	315,043
Texas	174,153	22,244	196,397
West	232,454	41,596	274,050
Financial services	-	157,781	157,781
Corporate and unallocated	-	579,827	579,827
Total	$1,077,418	$854,021	$1,931,439

Additionally, the Company had assets of $31,000 and $2.5 million associated with discontinued operations at September 30, 2013 and December 31, 2012, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table displays the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2013	2012	2013	2012
NUMERATOR
Net income from continuing operations	$53,558	$10,407	$306,793	$13,435
Net income (loss) from discontinued operations	91	238	167	(1,626)
Less: distributed earnings allocated to nonvested restricted stock	(3)	(10)	(10)	(32)
Less: undistributed earnings allocated to nonvested restricted stock	(119)	(69)	(997)	(73)
Numerator for basic income (loss) per share	53,527	10,566	305,953	11,704
Plus: interest on 1.6 percent convertible senior notes due 2018	729	729	2,187	-
Plus: interest on 0.25 percent convertible senior notes due 2019	297	-	407	-
Plus: undistributed earnings allocated to nonvested restricted stock	119	69	997	73
Less: undistributed earnings reallocated to nonvested restricted stock	(96)	(59)	(824)	(74)
Numerator for diluted income (loss) per share	$54,576	$11,305	$308,720	$11,703
DENOMINATOR
Basic earnings per share—weighted-average shares	46,174,767	44,825,943	45,882,932	44,643,139
Effect of dilutive securities:
Share-based payments	914,480	616,047	995,257	336,769
1.6 percent convertible senior notes due 2018	7,023,780	7,023,780	7,023,780	-
0.25 percent convertible senior notes due 2019	3,565,962	-	1,756,567	-
Diluted earnings per share—adjusted weighted-average shares and assumed conversions	57,678,989	52,465,770	55,658,536	44,979,908
NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$1.16	$0.23	$6.67	$0.30
Discontinued operations	0.00	0.01	0.00	(0.04)
Total	1.16	0.24	6.67	0.26
Diluted
Continuing operations	0.95	0.21	5.55	0.30
Discontinued operations	0.00	0.01	0.00	(0.04)
Total	$0.95	$0.22	$5.55	$0.26

For the nine-month period ended September 30, 2012, the effect of convertible debt was not included in the diluted earnings per share calculation as it would have been antidilutive.

Note 7.  Marketable Securities, Available-for-sale

The Company’s investment portfolio includes U.S. Treasury securities; obligations of U.S. government agencies; municipal debt securities; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale as defined in ASC No. 320 (“ASC 320”), “Investments—Debt and Equity Securities.” Accordingly, these investments are recorded at their fair values. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in “Accumulated other comprehensive (loss) income” within the Consolidated Balance Sheets.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At September 30, 2013 and December 31, 2012, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

For the three-month periods ended September 30, 2013 and 2012, net realized earnings associated with the Company’s investment portfolio, which includes interest, dividends and net realized gains on sales of marketable securities, totaled $148,000 and $472,000, respectively. For the nine-month periods ended September 30, 2013 and 2012, net realized earnings totaled $1.4 million. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings. Realized gains or losses on the sales of marketable securities were included as reclassification adjustments within the Consolidated Statements of Other Comprehensive Income. (See Note 3, “Accumulated Other Comprehensive (Loss) Income.”)

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	SEPTEMBER 30, 2013
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$93,544	$150	$-	$93,694
Obligations of U.S. government agencies	20,212	16	(2)	20,226
Municipal debt securities	37,300	675	(946)	37,029
Corporate debt securities	164,827	81	(53)	164,855
Asset-backed securities	24,636	74	(25)	24,685
Total debt securities	340,519	996	(1,026)	340,489
Time deposits	1,804	-	-	1,804
Short-term pooled investments	25,226	2	-	25,228
Total marketable securities, available-for-sale	$367,549	$998	$(1,026)	$367,521

	DECEMBER 31, 2012
Type of security:
U.S. Treasury securities	$3,098	$1	$-	$3,099
Obligations of U.S. government agencies	133,029	112	(31)	133,110
Municipal debt securities	21,745	896	(458)	22,183
Corporate debt securities	163,352	116	(75)	163,393
Asset-backed securities	27,325	153	(164)	27,314
Total debt securities	348,549	1,278	(728)	349,099
Short-term pooled investments	36,533	-	(7)	36,526
Total marketable securities, available-for-sale	$385,082	$1,278	$(735)	$385,625

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Contractual maturity:
Maturing in one year or less	$130,674	$66,546
Maturing after one year through three years	184,022	257,595
Maturing after three years	25,793	24,958
Total debt securities	340,489	349,099
Time deposits and short-term pooled investments	27,032	36,526
Total marketable securities, available-for-sale	$367,521	$385,625

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

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

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At September 30, 2013 and December 31, 2012, valuation reserves related to impaired inventories totaled $167.5 million and $207.8 million, respectively. The net carrying values of the related inventories totaled $171.1 million and $182.2 million at September 30, 2013 and December 31, 2012, respectively.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized when the related inventory is delivered to homebuyers. The following table summarizes the activity that relates to capitalized interest:

(in thousands)	2013	2012
Capitalized interest at January 1	$82,773	$81,058
Interest capitalized	42,303	30,865
Interest amortized to cost of sales	(37,153)	(27,767)
Capitalized interest at September 30	$87,923	$84,156

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	SEPTEMBER 30, 2013				DECEMBER 31, 2012
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	6,679	6,559	13,238	5,471	4,056	9,527
Southeast	7,794	3,478	11,272	7,268	2,121	9,389
Texas	3,686	3,649	7,335	2,438	2,667	5,105
West	4,240	2,985	7,225	2,604	1,680	4,284
Total	22,399	16,671	39,070	17,781	10,524	28,305

Additionally, at September 30, 2013 and December 31, 2012, the Company controlled 21 lots and 479 lots, respectively, associated with discontinued operations, all of which were owned.

Note 9.  Goodwill and Other Intangible Assets

The Company records goodwill associated with its business acquisitions when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. The Company’s goodwill balance at September 30, 2013, was $37.1 million, which included $13.7 million in the North, $8.1 million in the Southeast, $6.6 million in Texas and $8.7 million in the West. The Company’s goodwill balance at December 31, 2012, was $16.8 million, which included $8.1 million in the Southeast and $8.7 million in the West. Goodwill was included in “Other” assets within the Consolidated Balance Sheets. ASC No. 350 (“ASC 350”), “Intangibles–Goodwill and Other,” requires that goodwill and certain intangible assets be reviewed for impairment at least annually. The Company performs impairment tests of its goodwill annually as of November 30 or whenever significant events or changes occur that indicate impairment of goodwill may exist. The Company tests goodwill for impairment by using the two-step process prescribed in ASC 350. The first step identifies potential impairment, while the second step

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

measures the amount of impairment. The Company had no impairment during the quarter ended September 30, 2013.

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

In compliance with the provisions of ASC 810, the Company consolidated $33.5 million and $39.5 million of inventory not owned related to land and lot option purchase contracts at September 30, 2013 and December 31, 2012, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $17.4 million and $17.7 million of its related cash deposits for lot option purchase contracts at September 30, 2013 and December 31, 2012, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $16.1 million and $21.8 million with respect to the consolidation of these contracts at September 30, 2013 and December 31, 2012, respectively, representing the selling entities’ ownership interests in these VIEs. Additionally, the Company had cash deposits and/or letters of credit totaling $29.2 million and $22.2 million at September 30, 2013 and December 31, 2012, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $540.9 million and $310.1 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 11.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. It participates in a number of joint ventures in which it has less than a controlling interest. As of September 30, 2013, the Company participated in six active homebuilding joint ventures in the Austin, Chicago, Denver, San Antonio and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes each reporting segment’s total estimated share of lots owned by the Company under its joint ventures:

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
North	150	145
Texas	252	-
West	226	172
Total	628	317

At September 30, 2013 and December 31, 2012, the Company’s investments in its unconsolidated joint ventures totaled $12.4 million and $8.3 million, respectively, and were included in “Other” assets within the Consolidated Balance Sheets. The increase in the Company’s investments in unconsolidated joint ventures was primarily due to its investment in a joint venture in San Antonio during the second quarter of 2013. For the three months ended September 30, 2013 and 2012, the Company’s equity in earnings from its unconsolidated joint ventures totaled $546,000 and $306,000, respectively. For the nine months ended September 30, 2013 and 2012, the Company’s equity in earnings from its unconsolidated joint ventures totaled $787,000 and $979,000, respectively.

Note 12.  Debt and Credit Facilities

The following table presents the composition of the Company’s homebuilder debt at September 30, 2013 and December 31, 2012:

(in thousands)	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Senior notes
5.4 percent senior notes due January 2015	$126,481	$126,481
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	250,000
Convertible senior notes
1.6 percent convertible senior notes due May 2018	225,000	225,000
0.25 percent convertible senior notes due June 2019	267,500	-
Total senior notes and convertible senior notes	1,398,981	1,131,481
Debt discount	(2,527)	(3,000)
Senior notes and convertible senior notes, net	1,396,454	1,128,481
Secured notes payable	1,438	5,987
Total debt	$1,397,892	$1,134,468

At September 30, 2013, the Company had outstanding (a) $126.5 million of 5.4 percent senior notes due January 2015; (b) $230.0 million of 8.4 percent senior notes due May 2017; (c) $225.0 million of 1.6 percent convertible senior notes due May 2018; (d) $267.5 million of 0.25 percent convertible senior notes due June 2019; (e) $300.0 million of 6.6 percent senior notes due May 2020; and (f) $250.0 million of 5.4 percent senior notes due October 2022. Each of the senior notes pays interest semiannually and all, except for the convertible senior notes due May 2018 and June 2019, may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

There were no pretax charges related to early retirement of debt during the third quarter of 2013, compared to pretax charges that totaled $9.1 million during the third quarter of 2012.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

During the second quarter of 2013, the Company issued $267.5 million of 0.25 percent convertible senior notes due June 2019. The Company will pay interest on the notes on June 1 and December 1 of each year, commencing on December 1, 2013. The notes, which mature on June 1, 2019, are initially convertible into shares of the Company’s common stock at a conversion rate of 13.3 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $75.01 per share and represents a conversion premium of approximately 50.0 percent, based on the closing price of the Company’s common stock on May 14, 2013, which was $50.01 per share. The conversion rate of the notes is subject to adjustment for a notice of redemption or for certain events, including subdivisions and combinations of the Company’s common stock, the issuance to all or substantially all holders of its common stock of stock dividends, certain rights, options or warrants, capital stock, indebtedness, assets or cash, and certain issuer tender or exchange offers.  These events may not be considered standard anti-dilution provisions under a conventional convertible debt security scenario. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash or an acquisition, that may adversely affect the trading price of the notes or the common stock. An event that adversely affects the value of the notes may occur, and that event may not result in an adjustment to the conversion rate. At any time prior to the close of business on the business day immediately preceding the stated maturity date, holders may convert all or any portion of their notes. The notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). The Company may not redeem the notes prior to June 6, 2017. On or after that date, it may redeem for cash any or all of the notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. The Company received net proceeds of $260.1 million from this offering prior to offering expenses. The Company expects to use these proceeds for general corporate purposes.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $95.8 million and $79.5 million under these agreements at September 30, 2013 and December 31, 2012, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At September 30, 2013 and December 31, 2012, outstanding seller-financed nonrecourse secured notes payable totaled $1.4 million and $6.0 million, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at September 30, 2013.

During 2011, RMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”). This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. During 2012, this facility was increased to $75.0 million and extended to December 2013. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At September 30, 2013, the Company was in compliance with these covenants. The Company had no outstanding borrowings against this credit facility at September 30, 2013 and December 31, 2012.

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

The following table displays the values and methods used for measuring the fair values of financial instruments on a recurring basis:

			FAIR VALUE
(in thousands)	HIERARCHY	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$93,694	$3,099
Obligations of U.S. government agencies	Level 1	20,226	133,110
Municipal debt securities	Level 2	37,029	22,183
Corporate debt securities	Level 2	164,855	163,393
Asset-backed securities	Level 2	24,685	27,314
Time deposits	Level 2	1,804	-
Short-term pooled investments	Level 1	25,228	36,526
Mortgage loans held-for-sale	Level 2	86,463	107,950
Mortgage interest rate lock commitments	Level 2	9,770	4,737
Forward-delivery contracts	Level 2	(6,878)	(369)

Marketable Securities, Available-for-sale

At September 30, 2013 and December 31, 2012, the Company had $367.5 million and $385.6 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government agencies; municipal debt securities; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. (See Note 7, “Marketable Securities, Available-for-sale.”)

Other Financial Instruments

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). Interest rate lock commitments (“IRLCs”) are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 2). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. At September 30, 2013 and December 31, 2012, contractual principal amounts of mortgage loans held-for-sale totaled

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

$84.6 million and $103.4 million, respectively. The fair values of IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets.

Gains realized on the IRLC pipeline, including activity and changes in fair value, totaled $7.9 million and $5.0 million for the three- and nine-month periods ended September 30, 2013, respectively, compared to gains realized on the IRLC pipeline that totaled $925,000 and $3.0 million for the three- and nine-month periods ended September 30, 2012, respectively. Losses on forward-delivery contracts used to hedge IRLCs totaled $3.3 million for the three-month period ended September 30, 2013, compared to gains on forward-delivery contracts that totaled $7.0 million for the nine-month period ended September 30, 2013. Losses on forward-delivery contracts totaled $3.9 million and $7.8 million for the three- and nine-month periods ended September 30, 2012, respectively. Gains on loan sales totaled $2.3 million and $10.6 million for the three- and nine-month periods ended September 30, 2013, respectively, and $7.8 million and $17.9 million for the three- and nine-month periods ended September 30, 2012, respectively. Net gains and losses related to IRLCs, forward-delivery contracts and loan sales were included in “Financial services” revenues within the Consolidated Statements of Earnings.

The excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $1.8 million and $4.6 million at September 30, 2013 and December 31, 2012, respectively. These amounts were included in “Financial services” revenues within the Consolidated Statements of Earnings. At September 30, 2013, the Company held one repurchased loan with payments 90 days or more past due that had an aggregate carrying value of $247,000 and an aggregate unpaid principal balance of $397,000. At December 31, 2012, the Company held no loans with payments 90 days or more past due.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could materially impact these fair values.

Nonfinancial Instruments

In accordance with ASC 820, the Company measures certain nonfinancial homebuilding assets at their fair values on a nonrecurring basis. (See Note 8, “Housing Inventories.”) There were no housing inventory impairments during the nine months ended September 30, 2013. In accordance with ASC No. 330, (“ASC 330”), “Inventory,” at December 31, 2012, the fair value of housing inventory that was impaired during 2012 totaled $2.9 million. The impairment charges related to these assets totaled $1.9 million for the year ended December 31, 2012. The fair values of other assets held-for-sale that were impaired during 2013 totaled $694,000 at September 30, 2013. The impairment charges related to these assets totaled $39,000 for the nine months ended September 30, 2013. The fair values of other assets held-for-sale that were impaired during 2012 totaled $263,000 at December 31, 2012. The impairment charges related to these assets totaled $41,000 for the year ended December 31, 2012. At December 31, 2012, the fair values of investments in joint ventures that were impaired during 2012 totaled $1.3 million. The impairment charges related to these assets totaled $40,000 for the year ended December 31, 2012.

Note 14.  Postretirement Benefits

The Company has a supplemental nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with this plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and to finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At September 30, 2013, the value of the assets held in trust totaled $14.5 million, compared to $13.1 million at December 31, 2012, and was included in “Other” assets within the Consolidated Balance Sheets. The net periodic benefit income of this plan for the three months ended September 30, 2013, totaled $427,000, which included an investment gain of $653,000, partially offset by interest costs of $215,000 and by service costs of $11,000. The net periodic benefit income of this plan for the three months ended September 30, 2012, totaled $969,000, which included a death benefit of $863,000 and an investment gain of $437,000, partially offset by interest costs of $301,000 and by service costs of $30,000. The net periodic benefit income of this plan for the nine months ended September 30, 2013, totaled $723,000, which included an investment gain of $1.4 million, partially offset by interest costs of $644,000 and by service costs of $31,000. The net periodic benefit income of this plan for the nine months ended September 30, 2012, totaled $815,000, which included an investment gain of $945,000 and a death benefit of $863,000, partially offset by interest costs of $903,000 and by service costs of $90,000. The $13.3 million and $12.7 million projected benefit obligations at September 30, 2013 and December 31, 2012, respectively, were equal to the net liabilities recognized in the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 6.8 percent and 6.6 percent for the nine-month periods ended September 30, 2013 and 2012, respectively.

Note 15.  Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and net operating losses (“NOLs”). They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses; actual earnings; forecasts of future earnings; the duration of statutory carryforward periods; the Company’s experience with NOL carryforwards not expiring unused; and tax planning alternatives.

At June 30, 2013, the Company determined it was more likely than not that its deferred tax assets will be realized, which resulted in a $187.5 million reversal of the valuation allowance against its deferred tax assets, which was calculated on an annual basis, during the second quarter of 2013. After the reversal, the Company had a valuation allowance of $46.4 million against its deferred tax assets, which represented an estimation of the allowance required for the second half of 2013. As of June 30, 2013, the Company will need to generate approximately $550 million of pretax income in future periods to realize all of its federal NOLs and federal deductible temporary differences.

The Company evaluated both positive and negative evidence to determine its ability to realize its deferred tax assets. In its evaluation, the Company gave more significant weight to the objective evidence as compared to the subjective evidence. Also, more significant weight was given to evidence that directly related to the Company’s current financial performance than to indirect or less current evidence. The Company gave the most significant weight in its evaluation to positive objective, direct evidence related to its recently improved financial results, especially its five consecutive quarters of pretax income; significant growth in net sales orders, backlog and average closing price; increased community count; and its strong balance sheet and liquidity position during 2013. Additionally, the Company considered, at a lower weighting, positive subjective, direct evidence that it expects to increase its pretax income in future years by utilizing its strong balance sheet and liquidity position to invest in opportunities that will sustain and grow its operations. If industry conditions weaken moderately, the Company

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

expects to be able to adjust its operations to maintain long-term profitability and still realize its deferred tax assets. The Company estimated that if its annual pretax income remains at 2013 levels in future years, it will realize all of its federal NOLs and absorb reversing temporary differences related to previously impaired inventory within the next five tax years, which is well in advance of the expiration date of its NOL carryforwards, which begin to expire in 2031.

Prior to the quarter ended June 30, 2013, the Company gave significant weight to the negative, direct evidence of its three-year cumulative pretax loss position that resulted from prior losses incurred during the housing market decline. As of June 30, 2013, the Company generated five consecutive quarters of pretax income and therefore, its prior losses were weighted less than the recent positive financial results in its evaluation at June 30, 2013. Other negative, indirect evidence, such as negative macroeconomic conditions that included unemployment and consumer confidence, as well as a more restrictive mortgage lending environment, was considered at a lower weighting because the Company’s recent financial performance has been achieved in this environment. Also, negative, direct evidence of the Company’s gross profit margins, which were lower than historical levels before the housing downturn, was considered at a lower weight than the positive direct evidence of its growing pretax income levels.

Based on its evaluation of positive and negative evidence described above at June 30, 2013, the Company concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that all of its federal deferred tax assets will be realized. These significant changes in evidence at June 30, 2013, led the Company to determine that it was appropriate to reverse all of the valuation allowance against its deferred tax assets.

The Company continues to evaluate both the positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.

At September 30, 2013 and December 31, 2012, the Company had net deferred tax assets of $213.4 million and $258.9 million, respectively, offset by valuation allowances of $25.9 million and $258.9 million, respectively.

For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. Federal net operating loss carryforwards, if not utilized, will begin to expire in 2031. Additionally, the Company has other carryforwards primarily composed of federal tax credits that can be carried forward 20 years with expiration dates beginning in 2029. The Company anticipates full utilization of these credits.

For the three months ended September 30, 2013, the Company’s provision for income tax presented an overall effective income tax expense rate of 0.8 percent, primarily due to noncash adjustments to its deferred tax asset valuation allowance, compared to an income tax benefit rate of 154.5 percent for the nine months ended September 30, 2013, primarily related to the reversal of the Company’s deferred tax asset valuation allowance. For the three and nine months ended September 30, 2012, the Company’s provision for income tax presented overall effective income tax expense rates of 0.2 percent and 1.8 percent, respectively, primarily due to noncash adjustments to its deferred tax asset valuation allowance.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 16.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments and those granted to senior executives generally vest with performance criteria. At September 30, 2013 and December 31, 2012, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,132,053 and 3,016,108, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 140,000 and 158,000 stock awards available for future grant in accordance with the Director Plan at September 30, 2013 and December 31, 2012, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $4.5 million for the three months ended September 30, 2013 and 2012. Stock-based compensation expense totaled $13.7 million and $11.7 million for the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation expenses have been allocated to the Company’s business units and included in “Financial services” and “Selling, general and administrative” expenses within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s equity incentive plans as of September 30, 2013 and 2012, and changes for the nine-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2012	3,948,874	$28.91	2.4
Granted	756,000	18.55
Exercised	(380,813)	18.30
Forfeited	(699,498)	35.33
Options outstanding at September 30, 2012	3,624,563	$26.62	3.0	$28,297
Available for future grant	3,071,288
Total shares reserved at September 30, 2012	6,695,851
Options exercisable at September 30, 2012	2,172,926	$32.01	1.8	$11,667
Options outstanding at January 1, 2013	3,419,423	$26.92	2.9
Granted	-	-
Exercised	(815,394)	25.07
Forfeited	(60,289)	21.24
Options outstanding at September 30, 2013	2,543,740	$27.65	2.5	$40,113
Available for future grant	3,132,053
Total shares reserved at September 30, 2013	5,675,793
Options exercisable at September 30, 2013	1,839,432	$31.38	1.7	$24,172

Stock-based compensation expense related to employee stock options totaled $699,000 and $1.4 million for the three-month periods ended September 30, 2013 and 2012, respectively. Stock-based compensation expense related to employee stock options totaled $2.8 million and $3.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

During the three-month periods ended September 30, 2013 and 2012, the intrinsic values of stock options exercised totaled $756,000 and $2.4 million, respectively. During the nine-month periods ended September 30, 2013 and 2012, the intrinsic values of stock options exercised totaled $14.1 million and $2.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards totaled $3.6 million and $2.9 million for the three-month periods ended September 30, 2013 and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, compensation expense associated with restricted stock unit awards totaled $10.3 million and $7.7 million, respectively.

The following table summarizes the activity that relates to the Company’s restricted stock unit awards:

	2013	2012
Restricted stock units at January 1	774,217	657,825
Shares awarded	143,594	400,568
Shares vested	(354,369)	(350,349)
Shares forfeited	(21,534)	(6,667)
Restricted stock units at September 30	541,908	701,377

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At September 30, 2013, the Company’s outstanding restricted stock units are expected to vest as follows: 2014—299,913; 2015—194,135; and 2016—47,860.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $205,000 and $108,000 for the three-month periods ended September 30, 2013 and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, stock-based compensation expense related to Director Plan stock awards totaled $589,000 and $296,000, respectively.

Note 17.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At September 30, 2013 and December 31, 2012, it had cash deposits and letters of credit outstanding that totaled $73.3 million and $53.1 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $934.7 million and $589.6 million, respectively. At September 30, 2013 and December 31, 2012, the Company had $2.8 million and $492,000, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. The Company had outstanding IRLCs with notional amounts that totaled $411.8 million and $137.7 million at September 30, 2013 and December 31, 2012, respectively. Hedging instruments, including forward-delivery contracts, are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At September 30, 2013, development bonds totaled $127.3 million, while performance-related cash deposits and letters of credit totaled $63.1 million. At December 31, 2012, development bonds totaled $108.4 million, while performance-related cash deposits and letters of credit totaled $52.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; however, it does not believe that any currently outstanding bonds or letters of credit will be called.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	NINE MONTHS ENDED SEPTEMBER 30,	TWELVE MONTHS ENDED DECEMBER 31,
	2013	2012	2011	2010	2009	2008
Prime	54.5%	48.6%	42.2%	34.9%	32.9%	51.8%
Government (FHA/VA/USDA)	45.5	51.4	57.8	65.1	67.1	48.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	731	731	726	723	717	711
Average combined loan-to-value ratio	90.3%	90.1%	90.3%	90.8%	91.4%	90.1%

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

The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company has accrued $11.0 million for these types of claims as of September 30, 2013, but it may have additional exposure. (See “Part II, Item 1, Legal Proceedings.”)

The following table displays changes in the Company’s mortgage loan loss reserves and related legal reserves during the nine-month periods presented:

(in thousands)	2013	2012
Balance at January 1	$10,484	$10,141
Provision for losses	1,072	300
Settlements made	(592)	(345)
Balance at September 30	$10,964	$10,096

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes changes in the Company’s product liability reserves during the nine-month periods presented:

(in thousands)	2013	2012
Balance at January 1	$18,188	$20,648
Warranties issued	5,651	2,389
Changes in liability for accruals related to pre-existing warranties	739	1,669
Settlements made	(4,419)	(6,393)
Balance at September 30	$20,159	$18,313

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectibility of claims against subcontractors enrolled in the RHIC program is generally higher. At September 30, 2013 and December 31, 2012, RHIC had $13.4 million and $14.8 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

The following table displays changes in RHIC’s insurance reserves during the nine-month periods presented:

(in thousands)	2013	2012
Balance at January 1	$14,813	$18,209
Loss expenses paid	(1,380)	(1,510)
Balance at September 30	$13,433	$16,699

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

In view of the inherent unpredictability of outcomes in legal matters, particularly where (a) damages sought are speculative, unspecified or indeterminate; (b) proceedings are in the early stages or impacted significantly by future legal determinations or judicial decisions; (c) matters involve unsettled questions of law, multiple parties, or complex facts and circumstances; or (d) insured risk transfer or coverage is undetermined, there is considerable uncertainty surrounding the timing or resolution of these matters, including a possible eventual loss. Given this inherent unpredictability, actual future litigation costs could differ from the Company’s current estimates. At the same time, the Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. In accordance with applicable accounting guidance, the Company accrues amounts for legal matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may need to adjust the accruals from time to time to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with applicable accounting guidance, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

probable and reasonably estimable. For matters as to which the Company believes a loss is reasonably probable and estimable, at September 30, 2013 and December 31, 2012, it had legal reserves of $16.6 million and $17.9 million, respectively. (See “Part II, Item 1, Legal Proceedings.”) It currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $10 million in the aggregate.

Note 18.  New Accounting Pronouncement

ASU 2013-11

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 are intended to end inconsistent practices regarding the presentation of unrecognized tax benefits on the balance sheet. An entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013, and for interim periods within those annual periods. Early adoption and retrospective application are permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 19.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; 0.25 percent convertible senior notes due June 2019; 6.6 percent senior notes due May 2020; and 5.4 percent senior notes due October 2022 are guaranteed on a joint and several basis by substantially all of its Guarantor Subsidiaries. Such guarantees are full and unconditional.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

			THREE MONTHS ENDED SEPTEMBER 30, 2013
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$323,969	$249,258	$13,514	$(10,318)	$576,423

EXPENSES	297,453	227,953	7,497	(10,318)	522,585
OTHER INCOME	148	-	-	-	148

Income from continuing operations before taxes	26,664	21,305	6,017	-	53,986
Tax (benefit) expense	(1,047)	1,433	42	-	428
Equity in net earnings of subsidiaries	25,847	-	-	(25,847)	-
Net income from continuing operations	53,558	19,872	5,975	(25,847)	53,558
Income (loss) from discontinued operations, net of taxes	91	(21)	-	21	91
NET INCOME	$53,649	$19,851	$5,975	$(25,826)	$53,649

			NINE MONTHS ENDED SEPTEMBER 30, 2013
REVENUES	$795,603	$638,081	$39,697	$(29,283)	$1,444,098

EXPENSES	740,825	591,769	21,733	(29,283)	1,325,044
OTHER INCOME	1,414	-	-	-	1,414

Income from continuing operations before taxes	56,192	46,312	17,964	-	120,468
Tax (benefit) expense	(102,234)	(84,262)	171	-	(186,325)
Equity in net earnings of subsidiaries	148,367	-	-	(148,367)	-
Net income from continuing operations	306,793	130,574	17,793	(148,367)	306,793
Income from discontinued operations, net of taxes	167	20	-	(20)	167
NET INCOME	$306,960	$130,594	$17,793	$(148,387)	$306,960

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

		THREE MONTHS ENDED SEPTEMBER 30, 2013
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Net income	$53,649	$19,851	$5,975	$(25,826)	$53,649
Other comprehensive income before tax:
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain	433	-	-	-	433
Less: reclassification adjustments for losses included in net income	253	-	-	-	253
Other comprehensive income before tax	686	-	-	-	686
Income tax benefit related to items of other comprehensive income	-	-	-	-	-
Other comprehensive income, net of tax	686	-	-	-	686
Comprehensive income	$54,335	$19,851	$5,975	$(25,826)	$54,335

		NINE MONTHS ENDED SEPTEMBER 30, 2013
Net income	$306,960	$130,594	$17,793	$(148,387)	$306,960
Other comprehensive loss before tax:
Unrealized loss on marketable securities, available-for-sale:
Unrealized loss	(201)	-	-	-	(201)
Less: reclassification adjustments for gains included in net income	(88)	-	-	-	(88)
Other comprehensive loss before tax	(289)	-	-	-	(289)
Income tax benefit related to items of other comprehensive loss	-	-	-	-	-
Other comprehensive loss, net of tax	(289)	-	-	-	(289)
Comprehensive income	$306,671	$130,594	$17,793	$(148,387)	$306,671

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

		THREE MONTHS ENDED SEPTEMBER 30, 2012
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Net income	$10,645	$9,270	$3,489	$(12,759)	$10,645
Other comprehensive loss before tax:
Reduction of unrealized gain related to cash flow hedging instruments	(1,106)	-	-	-	(1,106)
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain	225	-	-	-	225
Less: reclassification adjustments for gains included in net income	(9)	-	-	-	(9)
Total unrealized gain on marketable securities, available-for-sale	216	-	-	-	216
Other comprehensive loss before tax	(890)	-	-	-	(890)
Income tax benefit related to items of other comprehensive loss	423	-	-	-	423
Other comprehensive loss, net of tax	(467)	-	-	-	(467)
Comprehensive income	$10,178	$9,270	$3,489	$(12,759)	$10,178

		NINE MONTHS ENDED SEPTEMBER 30, 2012
Net income	$11,809	$6,684	$6,866	$(13,550)	$11,809
Other comprehensive loss before tax:
Reduction of unrealized gain related to cash flow hedging instruments	(1,709)	-	-	-	(1,709)
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain	1,158	-	-	-	1,158
Less: reclassification adjustments for gains included in net income	(22)	-	-	-	(22)
Total unrealized gain on marketable securities, available-for-sale	1,136	-	-	-	1,136
Other comprehensive loss before tax	(573)	-	-	-	(573)
Income tax benefit related to items of other comprehensive income	653	-	-	-	653
Other comprehensive income, net of tax	80	-	-	-	80
Comprehensive income	$11,889	$6,684	$6,866	$(13,550)	$11,889

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

		SEPTEMBER 30, 2013
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$22,376	$112,071	$10,084	$-	$144,531
Marketable securities and restricted cash	429,082	-	30,487	-	459,569
Consolidated inventory owned	878,008	663,784	-	-	1,541,792
Consolidated inventory not owned	17,384	-	16,131	-	33,515
Total housing inventories	895,392	663,784	16,131	-	1,575,307
Investment in subsidiaries	380,463	-	-	(380,463)	-
Intercompany receivables	462,465	-	-	(462,465)	-
Other assets	292,044	56,476	110,370	-	458,890
Assets of discontinued operations	-	31	-	-	31
TOTAL ASSETS	2,481,822	832,362	167,072	(842,928)	2,638,328

LIABILITIES
Accounts payable and other accrued liabilities	247,215	95,276	44,682	-	387,173
Debt	1,397,892	-	-	-	1,397,892
Intercompany payables	-	393,115	69,350	(462,465)	-
Liabilities of discontinued operations	135	417	-	-	552
TOTAL LIABILITIES	1,645,242	488,808	114,032	(462,465)	1,785,617
EQUITY
STOCKHOLDERS’ EQUITY	836,580	343,554	36,909	(380,463)	836,580
NONCONTROLLING INTEREST	-	-	16,131	-	16,131
TOTAL LIABILITIES AND EQUITY	$2,481,822	$832,362	$167,072	$(842,928)	$2,638,328

			DECEMBER 31, 2012
ASSETS
Cash and cash equivalents	$32,130	$117,838	$8,119	$-	$158,087
Marketable securities and restricted cash	429,057	-	27,461	-	456,518
Consolidated inventory owned	643,619	394,309	-	-	1,037,928
Consolidated inventory not owned	17,666	-	21,824	-	39,490
Total housing inventories	661,285	394,309	21,824	-	1,077,418

Investment in subsidiaries	244,917	-	-	(244,917)	-
Intercompany receivables	368,126	-	-	(368,126)	-
Other assets	76,183	43,572	119,661	-	239,416
Assets of discontinued operations	187	2,293	-	-	2,480
TOTAL ASSETS	1,811,885	558,012	177,065	(613,043)	1,933,919

LIABILITIES
Accounts payable and other accrued liabilities	172,906	68,929	30,320	-	272,155
Debt	1,134,468	-	-	-	1,134,468
Intercompany payables	-	275,163	92,963	(368,126)	-
Liabilities of discontinued operations	575	961	-	-	1,536
TOTAL LIABILITIES	1,307,949	345,053	123,283	(368,126)	1,408,159
EQUITY
STOCKHOLDERS’ EQUITY	503,936	212,959	31,958	(244,917)	503,936
NONCONTROLLING INTEREST	-	-	21,824	-	21,824
TOTAL LIABILITIES AND EQUITY	$1,811,885	$558,012	$177,065	$(613,043)	$1,933,919

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

			NINE MONTHS ENDED SEPTEMBER 30, 2013
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$306,793	$130,574	$17,793	$(148,367)	$306,793
Adjustments to reconcile net income from continuing operations to net cash (used for) provided by operating activities	(210,059)	5,729	184	-	(204,146)
Changes in assets and liabilities	(271,697)	(218,064)	11,203	148,367	(330,191)
Other operating activities, net	(728)	-	-	-	(728)
Net cash (used for) provided by operating activities from continuing operations	(175,691)	(81,761)	29,180	-	(228,272)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in (contributions to) unconsolidated joint ventures, net	128	(3,567)	-	-	(3,439)
Additions to property, plant and equipment	(6,558)	(7,341)	(576)	-	(14,475)
Purchases of marketable securities, available-for-sale	(612,930)	-	(2,825)	-	(615,755)
Proceeds from sales and maturities of marketable securities, available-for-sale	629,773	-	4,499	-	634,272
Cash paid for business acquisitions	(19,880)	(31,050)	-	-	(50,930)
Net cash (used for) provided by investing activities from continuing operations	(9,467)	(41,958)	1,098	-	(50,327)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	262,951	-	-	-	262,951
Common stock dividends and stock-based compensation	23,247	-	-	-	23,247
Increase in restricted cash	(16,455)	-	(4,700)	-	(21,155)
Intercompany balances	(94,339)	117,952	(23,613)	-	-
Net cash provided by (used for) financing activities from continuing operations	175,404	117,952	(28,313)	-	265,043
Net (decrease) increase in cash and cash equivalents from continuing operations	(9,754)	(5,767)	1,965	-	(13,556)
Cash flows from operating activities–discontinued operations	-	(24)	-	-	(24)
Cash flows from investing activities–discontinued operations	-	24	-	-	24
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	32,130	117,865	8,119	-	158,114
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,376	$112,098	$10,084	$-	$144,558

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENT OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2012
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$13,435	$7,339	$6,866	$(14,205)	$13,435
Adjustments to reconcile net income from continuing operations to net cash (used for) provided by operating activities	23,043	5,998	320	-	29,361
Changes in assets and liabilities	(84,009)	(7,872)	457	14,205	(77,219)
Other operating activities, net	(947)	-	-	-	(947)
Net cash (used for) provided by operating activities from continuing operations	(48,478)	5,465	7,643	-	(35,370)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	475	1,602	-	-	2,077
Additions to property, plant and equipment	(5,589)	(3,272)	(23)	-	(8,884)
Purchases of marketable securities, available-for-sale	(851,919)	-	(3,307)	-	(855,226)
Proceeds from sales and maturities of marketable securities, available-for-sale	694,015	-	3,589	-	697,604
Cash paid for business acquisitions	(35,974)	-	-	-	(35,974)
Other investing activities, net	-	-	109	-	109
Net cash (used for) provided by investing activities from continuing operations	(198,992)	(1,670)	368	-	(200,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	297,502	(1,188)	(22)	-	296,292
Increase in borrowings against revolving credit facilities, net	-	-	8,524	-	8,524
Common stock dividends and stock-based compensation	6,546	-	-	-	6,546
(Increase) decrease in restricted cash	(14,620)	-	4,737	-	(9,883)
Intercompany balances	(40,192)	64,320	(24,128)	-	-
Net cash provided by (used for) financing activities from continuing operations	249,236	63,132	(10,889)	-	301,479
Net increase (decrease) in cash and cash equivalents from continuing operations	1,766	66,927	(2,878)	-	65,815
Cash flows from operating activities–discontinued operations	(41)	(15)	-	-	(56)
Cash flows from investing activities–discontinued operations	14	74	-	-	88
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	25,597	117,101	16,638	-	159,336
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,336	$184,087	$13,760	$-	$225,183

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 20.  Discontinued Operations

During 2011, the Company discontinued homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to sell its land from discontinued operations as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas, which were historically reported in the Company’s Southeast and Texas segments, respectively, were classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations were presented separately in “Assets of discontinued operations” and “Liabilities of discontinued operations” within the Consolidated Balance Sheets. During the second quarter of 2013, the Company acquired the operations and assets of LionsGate Homes in Dallas, Texas. Therefore, homebuilding operations in Dallas have been classified as continuing operations.

For the three-month periods ended September 30, 2013 and 2012, net income from discontinued operations totaled $91,000 and $238,000, respectively. For the nine-month period ended September 30, 2013, net income from discontinued operations totaled $167,000, compared to a net loss from discontinued operations that totaled $1.6 million for the same period in 2012.

Note 21.  Transactions with Affiliates

The Company issued $1.5 million of promissory notes to affiliates of the Company’s Philadelphia division for the development and sale of land and lots. These notes will be repaid once each lot and home is sold, and no later than within three years. Additionally, the Company leases office space from an affiliate in its Philadelphia and Phoenix divisions at market terms.

Note 22.  Subsequent Events

No events have occurred subsequent to September 30, 2013, that have required recognition or disclosure in the Company’s financial statements.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six operating business segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title insurance, escrow and insurance services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues for the quarter ended September 30, 2013. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

Entering 2013, attractive housing affordability levels, historically low interest rates and increasing home prices have changed buyers’ perceptions, and the Company’s homebuilding operations improved during the first nine months of this year. Mortgage rates have increased during the third quarter due to speculation that federal policies designed to keep interest rates low may begin to subside. As a result, sales rates have slowed. Although rates of improvement in the Company’s housing markets may moderate, it believes that the overall housing market is likely to continue to progress over an extended period of time due to historically low interest rates; slow relaxation of an extremely restrictive mortgage underwriting environment; low production of single family homes during the recent recession; a shortage of developed land; and a steady increase of potential buyers due, in part, to the expected rise in the number of household formations.  The Company believes that rising interest rates will most likely be accompanied by improvements in economic conditions, partially offsetting their impact on demand, and that healthy, more moderate sales rates should facilitate a more sustainable long-term recovery. These trends, combined with continuing declines in the number of distressed properties for sale, have led to increased demand and a general tightening in the supply of housing inventory in the Company’s markets. On average, a return to more traditional required sales incentives has allowed the Company to continue to raise prices in most markets. It reported increases of 43.5 percent in closing volume, 37.0 percent in backlog and 6.1 percent in sales volume for the quarter ended September 30, 2013, compared to the same period in 2012. However, high unemployment levels and tepid economic improvements nationally continue to impact the homebuilding industry by keeping sales absorption rates per community below levels historically seen during robust housing phases. The recent shock effect of a sudden and rapid increase in interest rates has caused a rise in the Company’s cancellation rates and, in turn, a decline in its sales rates and a higher than typical percentage of loan rates locked within RMC’s mortgage pipeline. The Company believes that continued revenue growth and improved financial performance will come from a greater presence in its established markets and from its entry into new markets, as well as from a return to more traditional absorption rates in its communities made possible by economic stability and growth. The Company also believes that its strategic goals of increasing profitability and leverage through expansion and diversification will position it to take full advantage of any continuing housing recovery.

The Company made significant progress in achieving its operational goals during the third quarter of 2013 with a 60.7 percent increase in consolidated revenues; a 1.5 percent rise in housing gross profit margin; and a 1.9 percent decline in the selling, general and administrative expense ratio, all of which led to decisive increases in homebuilding and mortgage operations profitability, compared to the same period in the prior year. The Company has grown its community count since the third quarter of 2010. The number of active communities rose 20.9 percent to 284 active communities at September 30, 2013, from 235 active communities at September 30, 2012. Strategic acquisitions in Charlotte, Dallas, Philadelphia, Phoenix and Raleigh, as well as ongoing land acquisitions in all of its existing markets, should enhance the Company’s ability to establish additional market share and create a platform for future growth. As a result of these actions and a profitable quarter from existing operations, stockholders’ equity increased sequentially by 6.9 percent, and the net debt-to-capital ratio declined to 48.7 percent at September 30, 2013, compared to 50.8 percent at December 31, 2012.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company’s net income from continuing operations totaled $53.6 million, or $0.95 per diluted share, for the three months ended September 30, 2013, compared to net income of $10.4 million, or $0.21 per diluted share, for the same period in 2012. The increase in net income for the third quarter of 2013, compared to the same period in 2012, was primarily due to a rise in closing volume; higher housing gross profit margin, including lower write-offs; a reduced selling, general and administrative expense ratio; and a decline in interest expense. The Company had pretax charges that totaled $509,000 primarily related to preacquisition feasibility cost write-offs for the quarter ended September 30, 2013, compared to pretax charges that totaled $3.5 million primarily related to option deposit and preacquisition feasibility cost write-offs for the same period in 2012. It continued to raise gross margins by investing in new communities, selectively increasing prices, completing less profitable communities and lowering expense ratios.

The Company’s consolidated revenues increased 60.7 percent to $576.4 million for the quarter ended September 30, 2013, from $358.7 million for the same period in 2012. This increase was primarily attributable to a 43.5 percent rise in closings and to a 12.9 percent increase in average closing price. The increase in average closing price was due to a more accommodating price environment, as well as to a change in the product and geographic mix of homes delivered during the third quarter of 2013, versus the same period in 2012. Revenues for the homebuilding and financial services segments totaled $562.9 million and $13.5 million, respectively, for the third quarter of 2013, compared to $349.2 million and $9.5 million, respectively, for the same period in 2012.

The Company reported a rise in closing volume for the quarter ended September 30, 2013, compared to the same period in 2012, primarily due to an increase in sales. New orders rose 6.1 percent to 1,592 units for the quarter ended September 30, 2013, from 1,500 units for the same period in 2012 primarily due to an increase in the number of active communities, partially offset by a decline in sales rates. New order dollars increased 33.0 percent for the quarter ended September 30, 2013, compared to the same period in 2012. The Company’s average monthly sales absorption rate was 2.0 homes per community for the third quarter of 2013, versus 2.3 homes per community for the same period in 2012.

Selling, general and administrative expense totaled 11.9 percent of homebuilding revenues for the third quarter of 2013, compared to 13.8 percent for the same period in 2012. This decrease was primarily attributable to higher leverage that resulted from increased revenues.

The Company maintained a strong balance sheet, ending the quarter with $604.1 million in cash, cash equivalents and marketable securities. Investments in new communities increased consolidated inventory owned by $503.6 million, or 47.7 percent, at September 30, 2013, compared to December 31, 2012. The Company’s earliest senior debt maturity is in 2015. Its net debt-to-capital ratio, including marketable securities, was 48.7 percent at September 30, 2013, compared to 50.8 percent at December 31, 2012. Stockholders’ equity per share rose 62.3 percent to $18.11 at September 30, 2013, compared to $11.16 at December 31, 2012.

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

Homebuilding Overview

The combined homebuilding operations reported pretax earnings from continuing operations of $55.2 million for the third quarter of 2013, compared to pretax earnings of $20.8 million for the same period in 2012. Homebuilding results for the third quarter of 2013 improved from those for the same period in 2012 primarily due to a rise in

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

closing volume; higher housing gross profit margin, including lower write-offs; a reduced selling, general and administrative expense ratio; and a decline in interest expense.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except units)	2013	2012	2013	2012
REVENUES
Housing	$560,573	$346,965	$1,398,642	$839,434
Land and other	2,336	2,231	5,759	3,890
TOTAL REVENUES	562,909	349,196	1,404,401	843,324

EXPENSES
Cost of sales
Housing
Cost of sales	444,928	277,428	1,115,323	678,307
Valuation adjustments and write-offs	46	3,237	31	5,148
Total housing cost of sales	444,974	280,665	1,115,354	683,455
Land and other	2,103	1,296	4,133	2,326
Total cost of sales	447,077	281,961	1,119,487	685,781
Selling, general and administrative	59,325	43,172	153,989	114,748
Interest	1,277	3,236	8,120	10,985
TOTAL EXPENSES	507,679	328,369	1,281,596	811,514

PRETAX EARNINGS	$55,230	$20,827	$122,805	$31,810
Closings (units)	1,883	1,312	4,849	3,242
Housing gross profit margin	20.6%	19.1%	20.3%	18.6%
Selling, general and administrative ratio	10.5%	12.4%	11.0%	13.6%

The Company’s homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at September 30, 2013:

North	Baltimore, Chicago, Delaware, Indianapolis, Metro Washington, D.C., Minneapolis, New Jersey, Northern Virginia and Philadelphia
Southeast	Atlanta, Charleston, Charlotte, Myrtle Beach, Orlando, Raleigh/Durham and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	Denver, Las Vegas, Phoenix and Southern California

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; inventory held-for-sale; and cash deposits related to consolidated inventory not owned, rose 47.7 percent to $1.6 billion at September 30, 2013, from $1.1 billion at December 31, 2012. Homes under construction increased 57.6 percent to $724.0 million at September 30, 2013, from $459.3 million at December 31, 2012, as a result of higher backlog. Land under development and improved lots increased 41.8 percent to $813.8 million at September 30, 2013, compared to $574.0 million at December 31, 2012, as the Company acquired additional land and opened more communities during the first nine months of 2013. The Company had 346 model homes with inventory values totaling $90.0 million at September 30, 2013, compared to 296 model homes with inventory values totaling $67.1 million at December 31, 2012. In addition, it had 978 started and unsold homes with inventory values totaling $179.9 million at September 30, 2013, compared to 724 started and unsold homes with inventory values totaling $120.2 million at December 31, 2012. Inventory held-for-sale totaled $4.0 million at September 30, 2013, compared to $4.7 million at December 31, 2012.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides certain information with respect to the Company’s number of residential communities and lots controlled at September 30, 2013:

	COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS

	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	86	62	7	1	156	13,388

Southeast	85	56	12	7	160	11,272

Texas	81	45	-	3	129	7,587

West	32	50	-	-	82	7,451
Total	284	213	19	11	527	39,698

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At September 30, 2013, of the 11 communities that were held-for-sale, 8 communities had fewer than 20 lots remaining.

Favorable affordability levels and an appearance of a recovery in most housing submarkets have allowed the Company to focus on growing inventory and increasing profitability, all while balancing those two objectives with cash preservation. Increasing community count is among the Company’s greatest challenges and highest priorities. During the quarter ended September 30, 2013, it secured 6,290 owned or optioned lots, opened 43 communities and closed 19 communities. The Company operated from 20.9 percent more active communities at September 30, 2013, than it did at September 30, 2012. The number of lots controlled was 39,070 lots at September 30, 2013, compared to 28,305 lots at December 31, 2012. Optioned lots, as a percentage of total lots controlled, were 42.7 percent and 37.2 percent at September 30, 2013 and December 31, 2012, respectively. In addition, the Company controlled 628 lots and 317 lots under joint venture agreements at September 30, 2013 and December 31, 2012, respectively.

Three months ended September 30, 2013, compared to three months ended September 30, 2012

The homebuilding segments reported pretax earnings of $55.2 million for the third quarter of 2013, compared to pretax earnings of $20.8 million for the same period in 2012. This improvement in homebuilding results was primarily due to a rise in closing volume; higher housing gross profit margin, including lower write-offs; a reduced selling, general and administrative expense ratio; and a decline in interest expense.

Homebuilding revenues increased 61.2 percent to $562.9 million for the third quarter of 2013 from $349.2 million for the same period in 2012 primarily due to a 43.5 percent rise in closings and to a 12.9 percent increase in average closing price. The increase in average closing price was due to a more accommodating price environment, as well as to a change in the product and geographic mix of homes delivered during the third quarter of 2013, versus the same period in 2012. Homebuilding revenues for the third quarter of 2013 included $2.3 million from land sales, which resulted in pretax earnings of $233,000, compared to homebuilding revenues for the third quarter of 2012 that included $2.2 million from land sales, which resulted in pretax earnings of $935,000.

Housing gross profit margin for the third quarter of 2013 was 20.6 percent, compared to 19.1 percent for the same period in 2012. This improvement was primarily attributable to reduced relative direct construction costs of 1.5 percent and to lower option deposit write-offs of 0.9 percent, partially offset by increased land costs of 1.0 percent. Write-offs affecting housing gross profit margin decreased to $46,000 for the three months ended September 30, 2013, from $3.2 million for the three months ended September 30, 2012. Gross profit margin from

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

land sales was 10.0 percent for the three months ended September 30, 2013, compared to 41.9 percent for the same period in 2012. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

The homebuilding segments’ selling, general and administrative expense ratio totaled 10.5 percent of homebuilding revenues for the third quarter of 2013, compared to 12.4 percent for the same period in 2012. This decrease was primarily attributable to higher leverage that resulted from increased revenues.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $16.9 million and $13.3 million for the three months ended September 30, 2013 and 2012, respectively. The homebuilding segments recorded $1.3 million of interest expense during the third quarter of 2013, compared to $3.2 million during the same period in 2012. This decrease in interest expense from the third quarter of 2012 was primarily due to the capitalization of a greater amount of interest incurred during the third quarter of 2013, which resulted from a higher level of inventory under development, partially offset by an overall increase in interest incurred on senior notes. (See Note 8, “Housing Inventories.”)

Nine months ended September 30, 2013, compared to nine months ended September 30, 2012

The homebuilding segments reported pretax earnings of $122.8 million for the first nine months of 2013, compared to pretax earnings of $31.8 million for the same period in 2012. This improvement in homebuilding results was primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory valuation adjustments and write-offs; a reduced selling, general and administrative expense ratio; and a decline in interest expense.

Homebuilding revenues increased 66.5 percent to $1.4 billion for the first nine months of 2013 from $843.3 million for the same period in 2012 primarily due to a 49.6 percent rise in closings and to an 11.2 percent increase in average closing price. The increase in average closing price was due to a more accommodating price environment, as well as to a change in the product and geographic mix of homes delivered during the third quarter of 2013, versus the same period in 2012. Homebuilding revenues for the first nine months of 2013 included $5.8 million from land sales, which resulted in pretax earnings of $1.6 million, compared to homebuilding revenues for the first nine months of 2012 that included $3.9 million from land sales, which resulted in pretax earnings of $1.6 million.

Housing gross profit margin for the first nine months of 2013 was 20.3 percent, compared to 18.6 percent for the same period in 2012. This improvement in housing gross profit margin was primarily attributable to a relative decline in direct construction costs of 1.4 percent; lower inventory valuation adjustments and option deposit write-offs of 0.6 percent; and higher leverage of direct overhead expense of 0.3 percent, which was due to an increase in the number of homes delivered and to a higher average closing price, partially offset by increased land costs of 0.8 percent. Inventory valuation adjustments and write-offs affecting housing gross profit margin decreased to $31,000 for the nine months ended September 30, 2013, from $5.1 million for the nine months ended September 30, 2012. Gross profit margin from land sales was 28.2 percent for the nine months ended September 30, 2013, compared to 40.2 percent for the same period in 2012. Fluctuations in revenues and gross profit percentages from land sales resulted from local market conditions and changing land portfolios.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The homebuilding segments’ selling, general and administrative expense ratio totaled 11.0 percent of homebuilding revenues for the first nine months of 2013, compared to 13.6 percent for the same period in 2012. This decrease was primarily attributable to higher leverage that resulted from increased revenues.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $50.4 million and $41.9 million for the nine months ended September 30, 2013 and 2012, respectively. The homebuilding segments recorded $8.1 million of interest expense during the first nine months of 2013, compared to $11.0 million during the same period in 2012. This decrease in interest expense from the first nine months of 2012 was primarily due to the capitalization of a greater amount of interest incurred during the first nine months of 2013, which resulted from a higher level of inventory under development, partially offset by an overall increase in interest incurred on senior notes. (See Note 8, “Housing Inventories.”)

Homebuilding Segment Information

New Orders

New orders increased 6.1 percent to 1,592 units for the third quarter of 2013 from 1,500 units for the same period in 2012, and new order dollars rose 33.0 percent for the third quarter of 2013, compared to the same period in 2012. The overall rise in new orders was primarily due to a 20.9 percent rise in active communities, although broader market trends and economic conditions that contribute to soft demand for residential housing persist. New orders for the third quarter of 2013, compared to the same period in 2012, rose 64.9 percent in the North primarily due to an increase in the number of active communities and to higher sales rates. New orders for the third quarter of 2013, compared to the same period in 2012, decreased 26.0 percent in the Southeast primarily due to lower sales rates and to a decline in the number of active communities. New orders for the third quarter of 2013, compared to the same period in 2012, rose 8.4 percent in Texas primarily due to an increase in the number of active communities, partially offset by lower sales rates. New orders for the third quarter of 2013, compared to the same period in 2012, decreased 7.5 percent in the West primarily due to lower sales rates, partially offset by an increase in the number of active communities. The Company’s average monthly sales absorption rate was 2.0 homes per community for the third quarter of 2013, versus 2.3 homes per community for the third quarter of 2012.

The following table provides the number of the Company’s active communities at September 30, 2013 and 2012:

	2013	2012	% CHG

North	86	64	34.4%

Southeast	85	87	(2.3)

Texas	81	60	35.0

West	32	24	33.3

Total	284	235	20.9%

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s new orders (units and aggregate sales values) for the three- and nine-month periods presented:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2013	2012	% CHG	2013	2012	% CHG
UNITS
North	605	367	64.9%	1,833	1,161	57.9%
Southeast	432	584	(26.0)	1,833	1,438	27.5
Texas	321	296	8.4	1,291	1,004	28.6
West	234	253	(7.5)	877	623	40.8
Total	1,592	1,500	6.1%	5,834	4,226	38.1%

DOLLARS (in millions)
North	$189	$105	79.4%	$568	$336	69.3%
Southeast	130	135	(3.5)	501	334	49.8
Texas	104	82	26.9	398	267	49.2
West	100	71	40.3	338	182	85.6
Total	$523	$393	33.0%	$1,805	$1,119	61.3%

The following table provides the Company’s cancellation rates for the three- and nine-month periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
North	16.8%	20.4%	15.1%	19.6%
Southeast	24.7	17.9	17.3	18.9
Texas	31.6	24.5	20.8	22.3
West	21.2	18.1	15.1	14.8
Total	23.0%	19.9%	17.1%	19.4%

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three- and nine-month periods presented:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2013		2012		2013		2012
	AVG $	% OF	AVG $	% OF	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$16	5.0%	$24	7.5%	$18	5.6%	$25	8.3%
Southeast	19	7.0	21	8.5	20	7.7	23	9.5
Texas	33	10.0	39	13.1	37	11.3	41	13.7
West	13	3.3	21	6.2	14	3.9	24	7.0
Total	$20	6.4%	$26	9.1%	$22	7.1%	$29	10.0%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three- and nine-month periods presented:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2013	2012	% CHG	2013	2012	% CHG
UNITS
North	584	408	43.1%	1,410	948	48.7%
Southeast	618	426	45.1	1,594	1,045	52.5
Texas	401	334	20.1	1,020	894	14.1
West	280	144	94.4	825	355	132.4
Total	1,883	1,312	43.5%	4,849	3,242	49.6%

AVERAGE PRICE (in thousands)
North	$305	$291	4.8%	$299	$281	6.4%
Southeast	257	224	14.7	247	220	12.3
Texas	297	263	12.9	290	257	12.8
West	374	312	19.9	349	318	9.7
Total	$298	$264	12.9%	$288	$259	11.2%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At September 30, 2013, the Company had outstanding contracts for 3,376 units, representing a 41.2 percent increase from 2,391 units at December 31, 2012, and a 37.0 percent rise from 2,465 units at September 30, 2012. The $1.1 billion value of outstanding contracts at September 30, 2013, represented a 61.8 percent increase from the $661.2 million value of outstanding contracts at September 30, 2012.

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at September 30, 2013 and 2012:

	2013			2012
			AVERAGE			AVERAGE
		DOLLARS	PRICE		DOLLARS	PRICE
	UNITS	(in millions)	(in thousands)	UNITS	(in millions)	(in thousands)
North	1,042	$336	$322	633	$190	$300
Southeast	1,120	318	284	914	215	236
Texas	748	237	317	543	149	274
West	466	179	384	375	107	285
Total	3,376	$1,070	$317	2,465	$661	$268

As of September 30, 2013, the Company anticipates that approximately 60 percent of its outstanding contracts will close during the fourth quarter of 2013, subject to cancellations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

The following table provides a summary of the results for the homebuilding segments for the three- and nine-month periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2013	2012	2013	2012
NORTH
Revenues	$178,318	$118,757	$421,818	$266,815
Expenses
Cost of sales	144,327	99,526	342,566	222,098
Selling, general and administrative	18,308	14,013	44,635	36,438
Interest	303	1,262	3,086	4,149
Total expenses	162,938	114,801	390,287	262,685
Pretax earnings	$15,380	$3,956	$31,531	$4,130
Housing gross profit margin	19.0%	16.2%	18.8%	16.8%
SOUTHEAST
Revenues	$159,778	$95,527	$395,605	$230,548
Expenses
Cost of sales	125,464	76,203	313,051	186,728
Selling, general and administrative	16,809	12,601	44,006	31,861
Interest	(25)	819	1,661	2,667
Total expenses	142,248	89,623	358,718	221,256
Pretax earnings	$17,530	$5,904	$36,887	$9,292
Housing gross profit margin	21.6%	20.3%	20.9%	19.1%
TEXAS
Revenues	$119,993	$87,998	$297,543	$229,871
Expenses
Cost of sales	96,122	69,656	237,275	183,333
Selling, general and administrative	13,611	10,587	35,109	29,051
Interest	332	516	1,387	1,939
Total expenses	110,065	80,759	273,771	214,323
Pretax earnings	$9,928	$7,239	$23,772	$15,548
Housing gross profit margin	20.0%	20.8%	20.3%	20.3%
WEST
Revenues	$104,820	$46,914	$289,435	$116,090
Expenses
Cost of sales	81,164	36,576	226,595	93,622
Selling, general and administrative	10,597	5,971	30,239	17,398
Interest	667	639	1,986	2,230
Total expenses	92,428	43,186	258,820	113,250
Pretax earnings	$12,392	$3,728	$30,615	$2,840
Housing gross profit margin	22.6%	20.8%	21.6%	18.5%
TOTAL
Revenues	$562,909	$349,196	$1,404,401	$843,324
Expenses
Cost of sales	447,077	281,961	1,119,487	685,781
Selling, general and administrative	59,325	43,172	153,989	114,748
Interest	1,277	3,236	8,120	10,985
Total expenses	507,679	328,369	1,281,596	811,514
Pretax earnings	$55,230	$20,827	$122,805	$31,810
Housing gross profit margin	20.6%	19.1%	20.3%	18.6%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended September 30, 2013, compared to three months ended September 30, 2012

North—Homebuilding revenues increased 50.2 percent to $178.3 million in 2013 from $118.8 million in 2012 primarily due to a 43.1 percent rise in the number of homes delivered and to a 4.8 percent increase in average closing price. The increase in the number of homes delivered was broad-based across all markets, with the largest contributions coming from the Chicago, Washington, D.C., and Baltimore markets. Gross profit margin on home sales was 19.0 percent in 2013, compared to 16.2 percent in 2012. This improvement was primarily due to lower option deposit write-offs of 2.7 percent, which was related to a write-off in the Washington, D.C., market in the prior year, and to reduced relative direct construction costs of 1.9 percent, partially offset by higher land costs of 1.8 percent. As a result, the North region generated pretax earnings of $15.4 million in 2013, compared to pretax earnings of $4.0 million in 2012.

Southeast—Homebuilding revenues increased 67.3 percent to $159.8 million in 2013 from $95.5 million in 2012 primarily due to a 45.1 percent rise in the number of homes delivered and to a 14.7 percent increase in average closing price. The increase in the number of homes delivered was experienced across all markets, with the largest contributions coming from the Atlanta and Tampa markets. All markets experienced an increase in average closing price as general market conditions improved, with the largest gains concentrated in the Tampa and Charleston markets resulting from the mix of homes delivered. Gross profit margin on home sales was 21.6 percent in 2013, compared to 20.3 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 1.3 percent and to higher leverage of direct overhead expense of 0.3 percent due to an increase in the number of homes delivered and to a higher average closing price, partially offset by a rise in warranty costs of 0.4 percent. As a result, the Southeast region generated pretax earnings of $17.5 million in 2013, compared to pretax earnings of $5.9 million in 2012.

Texas—Homebuilding revenues increased 36.4 percent to $120.0 million in 2013 from $88.0 million in 2012 primarily due to a 20.1 percent rise in the number of homes delivered and to a 12.9 percent increase in average closing price. The increase in the number of homes delivered was primarily related to the Company’s re-entry into the Dallas market in the second quarter of 2013. The increase in average closing price was broad-based across all markets. Gross profit margin on home sales was 20.0 percent in 2013, compared to 20.8 percent in 2012. This decrease was primarily due to higher relative direct construction costs of 1.2 percent and to lower leverage of direct overhead expense of 0.3 percent, partially offset by a decrease in mortgage and closing costs of 0.5 percent. As a result, the Texas region generated pretax earnings of $9.9 million in 2013, compared to pretax earnings of $7.2 million in 2012.

West—Homebuilding revenues increased 123.4 percent to $104.8 million in 2013 from $46.9 million in 2012 primarily due to a 94.4 percent rise in the number of homes delivered and to a 19.9 percent increase in average closing price. The increase in the number of homes delivered was experienced across all markets, with the largest contributions due to the Company’s re-entry into the Phoenix market in the fourth quarter of 2012 and to improvement in the Las Vegas market. The increase in average closing price was primarily attributable to the Southern California and Las Vegas markets, partially offset by a slight decrease in the Denver market, and to the mix of homes delivered. Gross profit margin on home sales was 22.6 percent in 2013, compared to 20.8 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 2.0 percent, partially offset by increased warranty costs of 0.5 percent. As a result, the West region generated pretax earnings of $12.4 million in 2013, compared to pretax earnings of $3.7 million in 2012.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Nine months ended September 30, 2013, compared to nine months ended September 30, 2012

North—Homebuilding revenues increased 58.1 percent to $421.8 million in 2013 from $266.8 million in 2012 primarily due to a 48.7 percent rise in the number of homes delivered and to a 6.4 percent increase in average closing price. The increase in the number of homes delivered was broad-based across all markets, with the largest contributions coming from the Chicago and Washington, D.C., markets. The increase in average closing price was primarily attributable to the Baltimore market, partially offset by a moderate decrease in the Chicago market, and was the result of the mix of homes delivered. Gross profit margin on home sales was 18.8 percent in 2013, compared to 16.8 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 1.5 percent and to lower option deposit write-offs of 1.2 percent, partially offset by higher land costs of 0.9 percent. As a result, the North region generated pretax earnings of $31.5 million in 2013, compared to pretax earnings of $4.1 million in 2012.

Southeast—Homebuilding revenues increased 71.6 percent to $395.6 million in 2013 from $230.5 million in 2012 primarily due to a 52.5 percent rise in the number of homes delivered and to a 12.3 percent increase in average closing price. The increases in the number of homes delivered and average closing price were broad-based across all markets as general market conditions improved in the region. Gross profit margin on home sales was 20.9 percent in 2013, compared to 19.1 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 0.9 percent, higher leverage of direct overhead expense of 0.4 percent, which was due to an increase in the number of homes delivered and to a higher average closing price, and lower land costs of 0.3 percent. As a result, the Southeast region generated pretax earnings of $36.9 million in 2013, compared to pretax earnings of $9.3 million in 2012.

Texas—Homebuilding revenues increased 29.4 percent to $297.5 million in 2013 from $229.9 million in 2012 primarily due to a 14.1 percent rise in the number of homes delivered and to a 12.8 percent increase in average closing price. The increase in the number of homes delivered was primarily related to the Company’s re-entry into the Dallas market in the second quarter of 2013 and to improvement in the Houston market. The increase in average closing price was broad-based across all markets. Gross profit margin on home sales was 20.3 percent in 2013 and in 2012. As a result, the Texas region generated pretax earnings of $23.8 million in 2013, compared to pretax earnings of $15.5 million in 2012.

West—Homebuilding revenues increased 149.3 percent to $289.4 million in 2013 from $116.1 million in 2012 primarily due to a 132.4 percent rise in the number of homes delivered and to a 9.7 percent increase in average closing price. The increase in the number of homes delivered was experienced across all markets, with the largest contributions coming from the Las Vegas market and from the Company’s re-entry into the Phoenix market in the fourth quarter of 2012. The increase in average closing price was primarily attributable to the Southern California and Las Vegas markets, partially offset by a slight decrease in the Denver market, and to the mix of homes delivered. Gross profit margin on home sales was 21.6 percent in 2013, compared to 18.5 percent in 2012. This improvement was primarily due to lower inventory valuation adjustments of 1.7 percent; reduced relative direct construction costs of 0.8 percent; and higher leverage of direct overhead expense of 0.6 percent, which was due to an increase in the number of homes delivered and to a higher average closing price, partially offset by increased land costs of 0.5 percent. As a result, the West region generated pretax earnings of $30.6 million in 2013, compared to pretax earnings of $2.8 million in 2012.

Impairments

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. The Company had no inventory impairment charges for the third quarters of 2013 or 2012. (See Note 8, “Housing Inventories.”)

In the normal course of business, the Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the third quarter of 2013, the Company wrote off $463,000 of preacquisition feasibility costs and $7,000 of earnest money deposits. During the third quarter of 2012, the Company wrote off $3.2 million of earnest money deposits and $274,000 of preacquisition feasibility costs. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title, escrow and insurance services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party purchaser then services and manages the loans. The fair values of the Company’s mortgage loans held-for-sale totaled $86.5 million and $108.0 million at September 30, 2013 and December 31, 2012, respectively.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except units)	2013	2012	2013	2012
REVENUES
Income from origination and sale of mortgage loans, net	$10,339	$7,185	$31,455	$18,911
Title, escrow and insurance	2,588	1,917	6,772	4,918
Interest and other	587	395	1,470	1,178
TOTAL REVENUES	13,514	9,497	39,697	25,007
EXPENSES	7,497	6,111	21,733	18,032
PRETAX EARNINGS	$6,017	$3,386	$17,964	$6,975
Originations (units)	1,063	778	2,783	2,077
Ryland Homes origination capture rate	66.6%	64.4%	66.2%	68.3%

Three months ended September 30, 2013, compared to three months ended September 30, 2012

For the three months ended September 30, 2013, the financial services segment reported pretax earnings of $6.0 million, compared to $3.4 million for the same period in 2012. Revenues for the financial services segment increased 42.3 percent to $13.5 million for the three months ended September 30, 2013, compared to $9.5 million for the same period in the prior year. This increase in revenues for the third quarter of 2013, compared to the same period in 2012, was primarily due to an increase in origination volume and to higher title income. For the three months ended September 30, 2013, financial services expense totaled $7.5 million, versus $6.1 million for the same period in 2012. This increase in expense for the third quarter of 2013, compared to the same period in 2012, was primarily attributable to higher personnel expense. For the three months ended September 30, 2013 and 2012, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 66.6 percent and 64.4 percent, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Nine months ended September 30, 2013, compared to nine months ended September 30, 2012

For the nine months ended September 30, 2013, the financial services segment reported pretax earnings of $18.0 million, compared to $7.0 million for the same period in 2012. Revenues for the financial services segment increased 58.7 percent to $39.7 million for the nine months ended September 30, 2013, compared to $25.0 million for the same period in the prior year. This increase in revenues for the first nine months of 2013, compared to the same period in 2012, was primarily due to increases in locked loan pipeline, which was partly due to an acceleration in the timing of loan locks during the period, and origination volumes and to higher title income. For the nine months ended September 30, 2013, financial services expense totaled $21.7 million, versus $18.0 million for the same period in 2012. This increase in expense for the first nine months of 2013, compared to the same period in 2012, was primarily attributable to higher personnel and indemnification expenses. For the nine months ended September 30, 2013 and 2012, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 66.2 percent and 68.3 percent, respectively.

Income Taxes

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and NOLs. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses; actual earnings; forecasts of future earnings; the duration of statutory carryforward periods; the Company’s experience with NOL carryforwards not expiring unused; and tax planning alternatives.

At June 30, 2013, the Company determined it was more likely than not that its deferred tax assets will be realized, which resulted in a $187.5 million reversal of the valuation allowance against its deferred tax assets, which was calculated on an annual basis, during the second quarter of 2013. After the reversal, the Company had a valuation allowance of $46.4 million against its deferred tax assets, which represented an estimation of the allowance required for the second half of 2013. As of June 30, 2013, the Company will need to generate approximately $550 million of pretax income in future periods to realize all of its federal NOLs and federal deductible temporary differences.

The Company continues to evaluate both positive and negative evidence in determining the need for a valuation allowance against its deferred tax assets. Changes in positive and negative evidence, including differences between the Company’s future operating results and the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.

At September 30, 2013 and December 31, 2012, the Company had net deferred tax assets of $213.4 million and $258.9 million, respectively, offset by valuation allowances of $25.9 million and $258.9 million, respectively.

For the three months ended September 30, 2013, the Company’s provision for income tax presented an overall effective income tax expense rate of 0.8 percent, primarily due to noncash adjustments to its deferred tax asset valuation allowance, compared to an income tax benefit rate of 154.5 percent for the nine months ended

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2013, primarily related to the reversal of the Company’s deferred tax asset valuation allowance. For the three and nine months ended September 30, 2012, the Company’s provision for income tax presented overall effective income tax expense rates of 0.2 percent and 1.8 percent, respectively, primarily due to noncash adjustments to its deferred tax asset valuation allowance.

Discontinued Operations

During 2011, the Company discontinued homebuilding operations in its Jacksonville and Dallas divisions. The Company intends to sell its land from discontinued operations as part of a strategic plan designed to efficiently manage its invested capital. The results of operations and cash flows for Jacksonville and Dallas, which were historically reported in the Company’s Southeast and Texas segments, respectively, were classified as discontinued operations. Additionally, the assets and liabilities related to these discontinued operations were presented separately in “Assets of discontinued operations” and “Liabilities of discontinued operations” within the Consolidated Balance Sheets. During the second quarter of 2013, the Company acquired the operations and assets of LionsGate Homes in Dallas, Texas. Therefore, homebuilding operations in Dallas have been classified as continuing operations. (See Note 20, “Discontinued Operations.”)

For the three-month periods ended September 30, 2013 and 2012, net income from discontinued operations totaled $91,000 and $238,000, respectively. For the nine-month period ended September 30, 2013, net income from discontinued operations totaled $167,000, compared to a net loss from discontinued operations that totaled $1.6 million for the same period in 2012.

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

As a result of this strategy, the Company opened 43 new communities during the third quarter of 2013; has no senior debt maturities until 2015; and ended the quarter with $604.1 million in cash, cash equivalents and marketable securities. Consolidated inventory owned by the Company increased 47.7 percent to $1.6 billion at September 30, 2013, compared to $1.1 billion at December 31, 2012. The Company is currently attempting to grow at an accelerated rate and strives to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At September 30, 2013, it controlled 39,070 lots, with 22,399 lots owned and 16,671 lots, or 42.7 percent, under option. Lots controlled increased 38.0 percent at September 30, 2013, from 28,305 lots controlled at December 31, 2012. The Company also controlled 628 lots and 317 lots under joint venture agreements at September 30, 2013 and December 31, 2012, respectively. (See Note 8, “Housing Inventories,” and Note 11, “Investments in Joint Ventures.”)

The Company’s operating profit margin, which is calculated as operating profit divided by total homebuilding revenues, increased to 9.8 percent for the third quarter of 2013 from 6.0 percent for the same period in 2012.

At September 30, 2013, the Company’s net debt-to-capital ratio, including marketable securities, decreased to 48.7 percent from 50.8 percent at December 31, 2012. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $604.1 million and $614.6 million in cash, cash equivalents and marketable securities at September 30, 2013 and December 31, 2012, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

During the nine months ended September 30, 2013, the Company used $228.3 million of cash for operating activities from continuing operations, which included cash outflows related to a $466.4 million increase in inventories, a $232.9 million decrease in the deferred tax asset valuation allowance and $2.3 million for income tax payments, partially offset by cash inflows of $473.3 million from other operating activities. Investing activities from continuing operations used $50.3 million, which included cash outflows of $50.9 million related to business acquisitions, $14.5 million related to property, plant and equipment, and $3.4 million related to net contributions to unconsolidated joint ventures, partially offset by cash inflows of $18.5 million related to net investments in marketable securities. Financing activities from continuing operations provided $265.0 million, which included cash inflows of $267.5 million in proceeds of long-term debt and $27.4 million from the issuance of common stock, partially offset by cash outflows related to an increase of $21.2 million in restricted cash, a net decrease of $4.5 million in short-term borrowings and payments of $4.1 million for dividends. Net cash used for continuing operations during the nine months ended September 30, 2013, totaled $13.6 million.

Dividends declared totaled $0.03 per share for the three months ended September 30, 2013 and 2012, and $0.09 per share for the nine months ended September 30, 2013 and 2012.

For the quarter ended September 30, 2013, borrowing arrangements for the homebuilding segments included senior notes, convertible senior notes and nonrecourse secured notes payable. The Company’s outstanding debt, net of discount, totaled $1.4 billion and $1.1 billion at September 30, 2013 and December 31, 2012, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at September 30, 2013.

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

There were no pretax charges related to early retirement of debt during the third quarter of 2013, compared to pretax charges that totaled $9.1 million during the third quarter of 2012.

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

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements requiring it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $95.8 million and $79.5 million under these agreements at September 30, 2013 and December 31, 2012, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At September 30, 2013 and December 31, 2012, outstanding seller-financed nonrecourse secured notes payable totaled $1.4 million and $6.0 million, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

During 2011, RMC entered into a $50.0 million repurchase credit facility with JPM, which was subsequently increased to $75.0 million during 2012 and will expire in December 2013. This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At September 30, 2013, the Company was in compliance with these covenants. The Company had no outstanding borrowings against this credit facility at September 30, 2013 and December 31, 2012.

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

The Company did not repurchase any shares of its outstanding common stock during the third quarter of 2013. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 3.5 million additional shares, based on its stock price at September 30, 2013. Outstanding shares of common stock at September 30, 2013 and December 31, 2012, totaled 46,185,100 and 45,175,053, respectively.

The Company is focused on managing overhead expense, land acquisition, development and homebuilding construction activity in order to maintain cash and debt levels commensurate with its existing business and growth expectations. The Company believes that it will be able to fund its homebuilding and financial services operations through its existing cash resources and opportunistic issuances of debt for growth in the near term.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At September 30, 2013, the Company had $73.3 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $934.7 million, of which option contracts totaling $2.8 million contained specific performance provisions. At December 31, 2012, the Company had $53.1 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $589.6 million, of which option contracts totaling $492,000 contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $33.5 million and $39.5 million of inventory not owned related to land and lot option purchase contracts at September 30, 2013 and December 31, 2012, respectively. (See Note 10, “Variable Interest Entities (‘VIE’).”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

At September 30, 2013 and December 31, 2012, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $95.8 million and $79.5 million, respectively. Additionally, at September 30, 2013, it had development or performance bonds that totaled $127.3 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $108.4 million at December 31, 2012. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 19, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three- and nine-month periods ended September 30, 2013, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Outlook

Although the recent rapid rise in interest rates has had an impact on absorption rates during the quarter, improvement in economic conditions; high affordability levels for new homes; relatively low interest rates; and a reduced supply of new homes have led to a shift in housing fundamentals, which has resulted in increased demand and improved sales in the Company’s communities, year to date. Consequently, prices and margins have improved on average. Absent unexpected changes in economic conditions, and other unforeseen circumstances, these developments, combined with additional leverage of overhead expenditures from higher volumes, should allow the Company to continue to improve its performance. The Company increased its number of active communities by 20.9 percent during the third quarter of 2013, compared to the same period in 2012, and it anticipates steady growth in its community count during the remainder of 2013. Sales orders for new homes rose 6.1 percent during the third quarter of 2013, compared to the same period in the prior year. At September 30, 2013, the Company’s backlog of orders for new homes totaled 3,376 units, with a projected dollar value of $1.1 billion, reflecting a 61.2 percent increase in projected dollar value from $663.4 million at December 31, 2012. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions, as well as future sales rates. Although the Company’s outlook remains cautious, the strength of its balance sheet, additional liquidity and improved operating leverage have positioned it to successfully take advantage of any continued improvements in economic trends and in the demand for new homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2012. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

At December 31, 2012, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2013, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three and nine months ended September 30, 2013, compared to the risk factors set forth in the Company’s 2012 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At September 30, 2013, there was $142.3 million, or 3.5 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the three months ended September 30, 2013.

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

THE RYLAND GROUP, INC.
Registrant

November 6, 2013	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 6, 2013	By: /s/ David L. Fristoe
Date	David L. Fristoe
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