Form 10-Q
period 2014-03-31
RYLAND GROUP INC
filed 2014-05-06
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on May 5, 2014, was 46,915,547.

THE RYLAND GROUP, INC.

FORM 10-Q

Consolidated Statements of Earnings and
Other Comprehensive Income (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2014	2013
REVENUES
Homebuilding	$481,485	$363,501
Financial services	8,198	11,179
TOTAL REVENUES	489,683	374,680

EXPENSES
Cost of sales	379,999	292,336
Selling, general and administrative	62,794	50,517
Financial services	9,609	6,858
Interest	-	3,762
TOTAL EXPENSES	452,402	353,473

OTHER INCOME
Gain from marketable securities, net	404	705
Other income	485	291
TOTAL OTHER INCOME	889	996
Income from continuing operations before taxes	38,170	22,203
Tax expense	14,643	199
NET INCOME FROM CONTINUING OPERATIONS	23,527	22,004
Income from discontinued operations, net of taxes	-	113
NET INCOME	$23,527	$22,117
NET INCOME PER COMMON SHARE
Basic	$0.50	$0.48
Diluted	$0.42	$0.43
AVERAGE COMMON SHARES OUTSTANDING
Basic	46,579,280	45,434,996
Diluted	58,126,928	53,362,097
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2014	2013

Net income	$23,527	$22,117
Other comprehensive income (loss), net of tax:
Amortization of actuarial loss on defined benefit pension plan, net	5	-
Unrealized gain (loss) on marketable securities, available-for-sale, net	188	(124)
Other comprehensive income (loss), net of tax	193	(124)
Comprehensive income	$23,720	$21,993

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	MARCH 31,	DECEMBER 31,
(in thousands, except share data)	2014	2013
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$259,153	$227,986
Restricted cash	85,253	90,034
Marketable securities, available-for-sale	264,689	313,155
Total cash, cash equivalents and marketable securities	609,095	631,175
Housing inventories
Homes under construction	741,304	643,357
Land under development and improved lots	973,720	973,250
Consolidated inventory not owned	34,469	33,176
Total housing inventories	1,749,493	1,649,783
Property, plant and equipment	26,811	25,437
Mortgage loans held-for-sale	69,037	139,576
Net deferred taxes	174,071	185,904
Other	146,223	148,437
Assets of discontinued operations	-	30
TOTAL ASSETS	2,774,730	2,780,342

LIABILITIES
Accounts payable	157,257	172,841
Accrued and other liabilities	191,097	212,680
Financial services credit facility	59,119	73,084
Debt	1,397,553	1,397,308
Liabilities of discontinued operations	-	504
TOTAL LIABILITIES	1,805,026	1,856,417

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—46,866,216 shares at March 31, 2014
(46,234,809 shares at December 31, 2013)	46,866	46,235
Retained earnings	906,482	862,968
Accumulated other comprehensive loss	(964)	(1,157)
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	952,384	908,046
NONCONTROLLING INTEREST	17,320	15,879
TOTAL EQUITY	969,704	923,925
TOTAL LIABILITIES AND EQUITY	$2,774,730	$2,780,342

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$23,527	$22,004
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	4,718	4,040
Inventory and other asset impairments and write-offs	618	213
Realized gain on marketable securities	(164)	(152)
Decrease in deferred tax valuation allowance	-	(8,341)
Stock-based compensation expense	5,633	4,449
Changes in assets and liabilities:
Increase in inventories	(100,211)	(85,534)
Net change in other assets, payables and other liabilities	41,007	55,294
Other operating activities, net	(162)	(197)
Net cash used for operating activities from continuing operations	(25,034)	(8,224)
CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated joint ventures	(31)	(35)
Return of investment in unconsolidated joint ventures	-	200
Additions to property, plant and equipment	(4,704)	(3,819)
Purchases of marketable securities, available-for-sale	(119,344)	(180,965)
Proceeds from sales and maturities of marketable securities, available-for-sale	169,487	206,267
Net cash provided by investing activities from continuing operations	45,408	21,648
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of borrowings against a revolving credit facility, net	(13,965)	-
Increase (decrease) in short-term borrowings	78	(1,462)
Common stock dividends	(1,432)	(1,382)
Issuance of common stock under stock-based compensation	21,331	14,477
Decrease (increase) in restricted cash	4,781	(711)
Net cash provided by financing activities from continuing operations	10,793	10,922
Net increase in cash and cash equivalents from continuing operations	31,167	24,346
Cash flows from operating activities—discontinued operations	(27)	(15)
Cash flows from investing activities—discontinued operations	-	15
Cash flows from financing activities—discontinued operations	-	-
Cash and cash equivalents at beginning of period[1]	228,013	158,114
CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$259,153	$182,460
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(949)	$(84)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Increase) decrease in consolidated inventory not owned related to land options	$(1,441)	$5,195

1 Includes cash and cash equivalents of $27,000 associated with discontinued operations at December 31, 2013 and 2012.

2 Includes cash and cash equivalents of $27,000 associated with discontinued operations at March 31, 2013.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	(LOSS) INCOME[1]	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2014	$46,235	$862,968	$(1,157)	$908,046
Net income		23,527		23,527
Other comprehensive income, net of tax			193	193
Common stock dividends (per share $0.03)		(1,417)		(1,417)
Stock-based compensation	631	21,404		22,035
STOCKHOLDERS’ EQUITY BALANCE AT MARCH 31, 2014	$46,866	$906,482	$(964)	$952,384

NONCONTROLLING INTEREST				17,320

TOTAL EQUITY BALANCE AT MARCH 31, 2014				$969,704

1      At March 31, 2014, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on defined benefit pension plan of $1.0 million, net of taxes of $637,000, and an unrealized gain on marketable securities, available-for-sale of $65,000. At December 31, 2013, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on defined benefit pension plan of $1.0 million, net of taxes of $640,000, and an unrealized loss on marketable securities, available-for-sale of $123,000. (See Note 4, “Accumulated Other Comprehensive Loss.”)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interests in land and lot option purchase contracts. (See Note 11, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. Prior to January 1, 2014, the Company’s other income was included in selling, general and administrative expense. All prior period amounts have been reclassified to conform to the 2014 presentation. For a description of the Company’s accounting policies, see Note A, “Summary of Significant Accounting Policies,” in its 2013 Annual Report on Form 10-K.

The Consolidated Balance Sheet at March 31, 2014, the Consolidated Statements of Earnings and Other Comprehensive Income for the three-month periods ended March 31, 2014 and 2013, the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and 2013, and the Consolidated Statement of Stockholders’ Equity as of and for the three-month period ended March 31, 2014, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2014, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three months ended March 31, 2014, are not necessarily indicative of the operating results expected for the year ending December 31, 2014.

Note 2.  Other Income

Other income primarily consists of cancellation income from forfeited sales contract deposits, insurance-related income, interest income and various other types of ancillary income. The Company’s other income totaled $485,000 and $291,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

Note 3.  Comprehensive Income

Comprehensive income or loss consists of net income or loss; actuarial gains or losses on defined benefit pension plans; and the increase or decrease in unrealized gains or losses on available-for-sale marketable securities, net of applicable taxes. Comprehensive income totaled $23.7 million and $22.0 million for the three-month periods ended March 31, 2014 and 2013, respectively.

Note 4.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive income or loss consists of actuarial gains or losses on defined benefit pension plans and unrealized gains or losses on available-for-sale marketable securities, as reported within the Consolidated Statements of Stockholders’ Equity. Reclassification adjustments represent realized gains or losses on the sales of available-for-sale marketable securities and netted gains of $48,000 and $152,000 for the three-month periods ended March 31, 2014 and 2013, respectively. Realized gains or losses were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes the components of other comprehensive income (loss) for the three-month periods ended March 31, 2014 and 2013:

	MARCH 31, 2014
(in thousands)	GROSS OTHER COMPREHENSIVE INCOME (LOSS)	TAX BENEFIT	NET OTHER COMPREHENSIVE INCOME (LOSS)
Amortization of actuarial loss on defined benefit pension plan	$8	$(3)	$5
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	236	-	236
Less: reclassification adjustments for gains included in net income	(48)	-	(48)
Total unrealized gain on marketable securities, available-for-sale	188	-	188
Other comprehensive income	$196	$(3)	$193

	MARCH 31, 2013
Unrealized loss on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	$28	$-	$28
Less: reclassification adjustments for gains included in net income	(152)	-	(152)
Total unrealized loss on marketable securities, available-for-sale	(124)	-	(124)
Other comprehensive loss	$(124)	$-	$(124)

Note 5.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $259.2 million and $228.0 million at March 31, 2014 and December 31, 2013, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At March 31, 2014 and December 31, 2013, the Company had restricted cash of $85.3 million and $90.0 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $84.4 million and $89.5 million at March 31, 2014 and December 31, 2013, respectively. In addition, Ryland Mortgage Company and its subsidiaries and RMC Mortgage Corporation (“RMCMC”), collectively referred to as “RMC,” had restricted cash of $832,000 and $487,000 at March 31, 2014 and December 31, 2013, respectively.

Note 6.  Segment Information

The Company is a leading national homebuilder and provider of mortgage-related financial services. As one of the largest single-family on-site homebuilders in the United States, it operates in 17 states across the country. In accordance with Accounting Standards Codification (“ASC”) No. 280 (“ASC 280”), “Segment Reporting,” the Company has identified six reportable segments: four geographically determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment, which includes RMC, RH Insurance Company, Inc. (“RHIC”) and Columbia National Risk Retention Group, Inc. (“CNRRG”), provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial condition and results of operations, certain corporate expenses are allocated to the homebuilding and financial services segments, along with certain assets and liabilities relating to employee benefit plans.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2014	2013
REVENUES
Homebuilding
North	$133,564	$95,682
Southeast	126,667	105,219
Texas	111,151	77,337
West	110,103	85,263
Financial services	8,198	11,179
Total	$489,683	$374,680
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$10,794	$3,339
Southeast	14,857	7,205
Texas	7,847	5,023
West	12,728	7,906
Financial services	(1,411)	4,321
Corporate and unallocated	(6,645)	(5,591)
Total	$38,170	$22,203

The following table provides the Company’s total assets at March 31, 2014 and December 31, 2013:

	MARCH 31, 2014
(in thousands)	HOUSING INVENTORIES	OTHER ASSETS	TOTAL ASSETS
Homebuilding
North	$481,432	$51,476	$532,908
Southeast	438,285	25,528	463,813
Texas	314,495	31,485	345,980
West	515,281	36,351	551,632
Financial services	-	120,991	120,991
Corporate and unallocated	-	759,406	759,406
Total	$1,749,493	$1,025,237	$2,774,730

Homebuilding	DECEMBER 31, 2013
North	$464,777	$48,314	$513,091
Southeast	397,237	24,143	421,380
Texas	290,018	37,310	327,328
West	497,751	30,248	527,999
Financial services	-	193,652	193,652
Corporate and unallocated	-	796,862	796,862
Total	$1,649,783	$1,130,529	$2,780,312

Note 7.  Earnings Per Share Reconciliation

The Company computes earnings per share in accordance with ASC No. 260, (“ASC 260”), “Earnings per Share,” which requires earnings per share for each class of stock to be calculated using the two-class method. The two-class method is the method by which a company allocates earnings or loss between holders of its common stock and its participating security holders. Under the two-class method, the allocation of earnings or loss between common shareholders and other security holders is based on their respective participation rights in dividends

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

and undistributed earnings for the reporting period. All outstanding nonvested shares of restricted stock that contain non-forfeitable rights to dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s nonvested shares of restricted stock are considered participating securities in accordance with ASC 260.

The following table displays the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2014	2013
NUMERATOR
Net income from continuing operations	$23,527	$22,004
Net income from discontinued operations	-	113
Less: distributed earnings allocated to nonvested restricted stock	-	(3)
Less: undistributed earnings allocated to nonvested restricted stock	(30)	(111)
Numerator for basic income per share	23,497	22,003
Plus: interest on 1.6 percent convertible senior notes due 2018	729	729
Plus: interest on 0.25 percent convertible senior notes due 2019	299	-
Plus: undistributed earnings allocated to nonvested restricted stock	30	111
Less: undistributed earnings reallocated to nonvested restricted stock	(24)	(95)
Numerator for diluted income per share	$24,531	$22,748

DENOMINATOR
Basic earnings per share–weighted-average shares	46,579,280	45,434,996
Effect of dilutive securities:
Share-based payments	957,906	903,321
1.6 percent convertible senior notes due 2018	7,023,780	7,023,780
0.25 percent convertible senior notes due 2019	3,565,962	-
Diluted earnings per share-adjusted weighted-average
shares and assumed conversions	58,126,928	53,362,097
NET INCOME PER COMMON SHARE
Basic	$0.50	$0.48
Diluted	$0.42	$0.43

Note 8.  Marketable Securities, Available-for-sale

The Company’s investment portfolio includes U.S. Treasury securities; obligations of U.S. government agencies; municipal debt securities; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. As defined in ASC No. 320 (“ASC 320”), “Investments—Debt and Equity Securities,” the Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their fair values. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in “Accumulated other comprehensive loss” within the Consolidated Balance Sheets.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At March 31, 2014 and December 31, 2013, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three-month periods ended March 31, 2014 and 2013, net realized earnings associated with the Company’s investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, totaled $404,000 and $705,000, respectively. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings. Realized gains or losses on the sales of marketable securities were included as reclassification adjustments. (See Note 4, “Accumulated Other Comprehensive Loss.”)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	MARCH 31, 2014
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$70,542	$198	$-	$70,740
Obligations of U.S. government agencies	16,288	1	(11)	16,278
Municipal debt securities	28,249	655	(771)	28,133
Corporate debt securities	119,178	99	(20)	119,257
Asset-backed securities	17,785	73	(22)	17,836
Total debt securities	252,042	1,026	(824)	252,244
Time deposits	1,408	-	-	1,408
Short-term pooled investments	11,037	-	-	11,037
Total marketable securities, available-for-sale	$264,487	$1,026	$(824)	$264,689

	DECEMBER 31, 2013
Type of security:
U.S. Treasury securities	$76,355	$149	$-	$76,504
Obligations of U.S. government agencies	17,074	2	(8)	17,068
Municipal debt securities	33,492	492	(1,008)	32,976
Corporate debt securities	157,798	102	(21)	157,879
Asset-backed securities	20,433	76	(20)	20,489
Total debt securities	305,152	821	(1,057)	304,916
Time deposits	1,606	-	-	1,606
Short-term pooled investments	6,633	-	-	6,633
Total marketable securities, available-for-sale	$313,391	$821	$(1,057)	$313,155

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

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	MARCH 31, 2014	DECEMBER 31, 2013
Contractual maturity:
Maturing in one year or less	$108,440	$129,384
Maturing after one year through three years	122,236	154,169
Maturing after three years	21,568	21,363
Total debt securities	252,244	304,916
Time deposits and short-term pooled investments	12,445	8,239
Total marketable securities, available-for-sale	$264,689	$313,155

Note 9.  Housing Inventories

Housing inventories consist principally of homes under construction and land under development and improved lots. Inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Inventories to be held and used

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to their fair values.

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

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At March 31, 2014 and December 31, 2013, valuation reserves related to impaired inventories totaled $147.5 million and $154.8 million, respectively. The net carrying values of the related inventories totaled $149.3 million and $155.9 million at March 31, 2014 and December 31, 2013, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized when the related inventory is delivered to homebuyers. The following table summarizes the activity that relates to capitalized interest:

(in thousands)	2014	2013
Capitalized interest at January 1	$89,619	$82,773
Interest capitalized	17,111	12,894
Interest amortized to cost of sales	(10,470)	(11,114)
Capitalized interest at March 31	$96,260	$84,553
Interest incurred	$17,383	$16,805

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	MARCH 31, 2014			DECEMBER 31, 2013
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	6,900	6,969	13,869	6,382	7,455	13,837
Southeast	8,559	2,765	11,324	8,114	2,439	10,553
Texas	4,063	2,982	7,045	3,886	3,147	7,033
West	5,146	1,470	6,616	5,158	1,561	6,719
Total	24,668	14,186	38,854	23,540	14,602	38,142

Note 10.  Goodwill and Other Intangible Assets

The Company records goodwill associated with its business acquisitions when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. The Company’s goodwill balance was $36.9 million at March 31, 2014, which included $13.5 million in the North, $8.1 million in the Southeast, $6.6 million in Texas and $8.7 million in the West. The Company’s goodwill balance was $37.1 million at December 31, 2013, which included $13.7 million in the North, $8.1 million in the Southeast, $6.6 million in Texas and $8.7 million in the West. Goodwill was included in “Other” assets within the Consolidated Balance Sheets. ASC No. 350 (“ASC 350”), “Intangibles–Goodwill and Other,” requires that goodwill and certain intangible assets be reviewed for impairment at least annually. The Company performs impairment tests of its goodwill annually as of November 30 or whenever significant events or changes occur that indicate impairment of goodwill may exist. The Company tests goodwill for impairment by using the two-step process prescribed in ASC 350. The first step identifies potential impairment, while the second step measures the amount of impairment.

Note 11.  Variable Interest Entities (“VIE”)

As required by ASC No. 810 (“ASC 810”), “Consolidation of Variable Interest Entities,” a VIE is to be consolidated by a company if that company has a controlling financial interest in the VIE, defined as both the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, as well the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosures about VIEs that a company is not obligated to consolidate, but in which it has a significant, though not primary, variable interest.

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. At March 31, 2014 and December 31, 2013, all of the Company’s joint ventures were unconsolidated and accounted for under the equity method as it did not have a controlling

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

financial interest in the joint ventures. (See Note 12, “Investments in Joint Ventures.”) Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. The Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. In accordance with the requirements of ASC 810, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of ASC 810, the Company consolidated $34.5 million and $33.2 million of inventory not owned related to a lot option purchase contract at March 31, 2014 and December 31, 2013, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $17.1 million and $17.3 million of its related cash deposits for the lot option purchase contract at March 31, 2014 and December 31, 2013, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $17.3 million and $15.9 million with respect to the consolidation of the contract at March 31, 2014 and December 31, 2013, respectively, representing the selling entities’ ownership interest in the VIE. Additionally, the Company had cash deposits and/or letters of credit totaling $36.9 million and $36.6 million at March 31, 2014 and December 31, 2013, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $473.7 million and $482.8 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 12.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. It participates in a number of joint ventures in which it does not have a controlling interest. As of March 31, 2014, the Company participated in six active homebuilding joint ventures in the Austin, Chicago, Denver, San Antonio and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment’s total estimated share of lots owned by the Company under its joint ventures:

	MARCH 31, 2014	DECEMBER 31, 2013
North	150	150
Texas	252	252
West	226	226
Total	628	628

At March 31, 2014 and December 31, 2013, the Company’s investments in its unconsolidated joint ventures totaled $12.7 million and $12.6 million, respectively, and were included in “Other” assets within the Consolidated Balance Sheets. For the three months ended March 31, 2014 and 2013, the Company’s equity in earnings from its unconsolidated joint ventures totaled $102,000 and $164,000, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 13.  Debt and Credit Facilities

The following table presents the composition of the Company’s homebuilder debt and its financial services credit facility at March 31, 2014 and December 31, 2013:

(in thousands)	MARCH 31, 2014	DECEMBER 31, 2013
Senior notes
5.4 percent senior notes due January 2015	$126,481	$126,481
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	250,000
Convertible senior notes
1.6 percent convertible senior notes due May 2018	225,000	225,000
0.25 percent convertible senior notes due June 2019	267,500	267,500
Total senior notes and convertible senior notes	1,398,981	1,398,981
Debt discount	(2,195)	(2,362)
Senior notes and convertible senior notes, net	1,396,786	1,396,619
Secured notes payable	767	689
Total debt	$1,397,553	$1,397,308
Financial services credit facility	$59,119	$73,084

At March 31, 2014, the Company had outstanding (a) $126.5 million of 5.4 percent senior notes due January 2015; (b) $230.0 million of 8.4 percent senior notes due May 2017; (c) $225.0 million of 1.6 percent convertible senior notes due May 2018; (d) $267.5 million of 0.25 percent convertible senior notes due June 2019; (e) $300.0 million of 6.6 percent senior notes due May 2020; and (f) $250.0 million of 5.4 percent senior notes due October 2022. Each of the senior notes pays interest semiannually and all, except for the convertible senior notes due May 2018 and June 2019, may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $88.6 million and $93.6 million under these agreements at March 31, 2014 and December 31, 2013, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2014 and December 31, 2013, outstanding seller-financed nonrecourse secured notes payable totaled $767,000 and $689,000, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at March 31, 2014.

During April 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which will expire in April 2015. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility.

During 2011, RMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”), which was subsequently increased to $100.0 million during the first quarter of 2014 and will expire in December 2014. This facility is used to fund, and is secured by, mortgages that were originated by RMC and are

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

pending sale. Under the terms of the facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At March 31, 2014, the Company was in compliance with these covenants. The Company had outstanding borrowings against this credit facility that totaled $59.1 million and $73.1 million at March 31, 2014 and December 31, 2013, respectively. The weighted-average effective interest rate on the outstanding borrowings against this facility was 3.4 percent at March 31, 2014 and December 31, 2013.

Note 14.  Fair Values of Financial and Nonfinancial Instruments

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

The following table displays the values and methods used for measuring the fair values of financial instruments on a recurring basis:

	FAIR VALUE
(in thousands)	HIERARCHY	MARCH 31, 2014	DECEMBER 31, 2013
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$70,740	$76,504
Obligations of U.S. government agencies	Level 1	16,278	17,068
Municipal debt securities	Level 2	28,133	32,976
Corporate debt securities	Level 2	119,257	157,879
Asset-backed securities	Level 2	17,836	20,489
Time deposits	Level 2	1,408	1,606
Short-term pooled investments	Level 1	11,037	6,633
Mortgage loans held-for-sale	Level 2	69,037	139,576
Mortgage interest rate lock commitments	Level 2	6,108	5,218
Forward-delivery contracts	Level 2	(382)	2,261

Marketable Securities, Available-for-sale

At March 31, 2014 and December 31, 2013, the Company had $264.7 million and $313.2 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government agencies; municipal debt securities; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. The Company’s marketable securities, available-for-sale that were identified as Level 2 were valued based on quoted market prices of similar instruments. (See Note 8, “Marketable Securities, Available-for-sale.”)

Other Financial Instruments

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). Interest rate lock commitments (“IRLCs”) are valued at their aggregate market price

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 2). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. At March 31, 2014 and December 31, 2013, contractual principal amounts of mortgage loans held-for-sale totaled $67.6 million and $137.5 million, respectively. The fair values of IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets.

Gains realized on the IRLC pipeline, including activity and changes in fair value, totaled $891,000 and $1.3 million for the three-month periods ended March 31, 2014 and 2013, respectively. Losses on forward-delivery contracts used to hedge IRLCs totaled $3.1 million for the three-month period ended March 31, 2014, compared to gains on forward-delivery contracts used to hedge IRLCs that totaled $665,000 for the three-month period ended March 31, 2013. Gains on loan sales totaled $5.4 million and $4.8 million for the three-month periods ended March 31, 2014 and 2013, respectively. Net gains and losses related to IRLCs, forward-delivery contracts and loan sales were included in “Financial services” revenues within the Consolidated Statements of Earnings.

The excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $1.5 million and $2.1 million at March 31, 2014 and December 31, 2013, respectively. These amounts were included in “Financial services” revenues within the Consolidated Statements of Earnings. At March 31, 2014, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $466,000 and an aggregate unpaid principal balance of $737,000. At December 31, 2013, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $467,000 and an aggregate unpaid principal balance of $738,000.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, among other factors, could materially impact these fair values.

Nonfinancial Instruments

In accordance with ASC 820, the Company measures certain nonfinancial homebuilding assets at their fair values on a nonrecurring basis. (See Note 9, “Housing Inventories.”) There were no housing inventory or other assets held-for-sale impaired at March 31, 2014. At December 31, 2013, there was no housing inventory impaired, however, the fair values of other assets held-for-sale that were impaired totaled $596,000. Impairment charges related to these assets totaled $154,000 for the year ended December 31, 2013.

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

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

Based on an evaluation of positive and negative evidence regarding its ability to realize its deferred tax assets in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” at June 30, 2013, the Company concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that all of its federal deferred tax assets would be realized. These significant changes in evidence at June 30, 2013, led the Company to determine that it was appropriate to reverse all of the valuation allowance against its deferred tax assets. As a result, the Company reversed $187.5 million of the valuation allowance against its deferred tax assets, which was calculated on an annual basis, during the second quarter of 2013. After this reversal, the Company had a valuation allowance of $46.4 million against its deferred tax assets, which represented an estimation of the allowance required for the second half of 2013. At March 31, 2014 and December 31, 2013, the Company had net deferred tax assets of $174.1 million and $185.9 million, respectively, with no valuation allowance against its deferred tax assets.

Changes in positive and negative evidence, including differences between the Company’s future operating results and estimates could result in the establishment of a valuation allowance against its deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company’s deferred tax assets.

For federal purposes, NOLs can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. Federal NOL carryforwards, if not utilized, will begin to expire in 2031. Additionally, the Company has other carryforwards primarily composed of federal tax credits that can be carried forward 20 years with expiration dates beginning in 2029. The Company anticipates full utilization of these carryforwards and tax credits.

The Company’s provision for income tax presented overall effective income tax expense rates of 38.4 percent and 0.9 percent for the three months ended March 31, 2014 and 2013, respectively. The change in the overall effective income tax expense rate for the quarter ended March 31, 2014, compared to the same period in 2013, was primarily due to adjustments made to the Company’s deferred tax asset valuation allowance, which offset income generated in the prior period.

Note 16.  Long-Term Incentive and Supplemental Executive Retirement Plans

Executive Officer Long-Term Incentive Plan (“LTIP”)

During the first quarter of 2014, the Company’s Board of Directors approved the 2014 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2014 LTIP provides for a target award of 141,566 performance share units, which are equivalent to shares of common stock. The 2014 LTIP will use a three-year long-term performance period and measure the Company’s relative total stockholder return (“TSR”) and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2016. Half of the target amount of performance shares is earned by an executive officer if the Company’s TSR is at the 50th percentile of the performance of the compensation peer group as measured over the long-term performance period. If its relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company’s revenue growth over the long-term performance period is 30 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 20 percent or increased to a maximum level of 200 percent for revenue growth at or

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

above 40 percent. There are incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

In 2013, the Company’s Board of Directors approved the 2013 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2013 LTIP provides for a target award of 135,332 performance share units, which are equivalent to shares of common stock. The 2013 LTIP will use a three-year long-term performance period and measure the Company’s relative TSR and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2015. Half of the target amount of performance shares is earned by an executive officer if the Company’s TSR is at the 50th percentile of the performance of the compensation peer group as measured over the long-term performance period. If its relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company’s revenue growth over the long-term performance period is 60 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 45 percent or increased to a maximum level of 200 percent for revenue growth at or above 75 percent. There are incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

Supplemental Executive Retirement Plan

The Company has a supplemental, unfunded, nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with the plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and to finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. At March 31, 2014 and December 31, 2013, the value of the assets held in trust totaled $15.2 million and was included in “Other” assets within the Consolidated Balance Sheets.

The following table provides the costs recognized and benefits paid for the Company’s supplemental, unfunded, nonqualified retirement plan during the three-month periods presented:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2014	2013

Service costs	$-	$10
Interest costs	121	214
Amortization of unrecognized actuarial loss	8	-
Total costs	$129	$224
Benefits paid	$90	$-

The Company recognized investment gains on the cash surrender value of the insurance contracts of $135,000 and $705,000 for the three months ended March 31, 2014 and 2013, respectively. The $15.5 million and $15.4 million projected benefit obligations at March 31, 2014 and December 31, 2013, respectively, were equal to the liabilities included in “Accrued and other liabilities” within the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 2.0 percent and 5.5 percent for the quarters ended March 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

The expected future payouts for the Company’s supplemental executive retirement plan as of March 31, 2014, are as follows: 2015—$1.5 million; 2016—$5.4 million; 2017—$1.6 million; 2018—$2.9 million; and 2019 through 2023—$3.2 million.

Note 17.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments and those granted to senior executives generally vest in one installment at the end of a three-year performance period. At March 31, 2014 and December 31, 2013, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,344,945 and 3,303,855, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 138,830 stock awards available for future grant in accordance with the Director Plan at March 31, 2014 and December 31, 2013. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

The Company recorded stock-based compensation expense of $5.6 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation expenses have been allocated to the Company’s business units and included in “Financial services” and “Selling, general and administrative” expenses within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

A summary of stock option activity in accordance with the Company’s equity incentive plans as of March 31, 2014 and 2013, and changes for the three-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2013	3,419,423	$26.92	2.9
Granted	-	-
Exercised	(340,819)	24.71
Forfeited	(39,089)	22.50
Options outstanding at March 31, 2013	3,039,515	$27.23	2.8	$50,621
Available for future grant	3,105,328
Total shares reserved at March 31, 2013	6,144,843
Options exercisable at March 31, 2013	2,303,539	$30.17	2.1	$33,257
Options outstanding at January 1, 2014	2,326,201	$27.02	2.3
Granted	-	-
Exercised	(489,402)	30.32
Forfeited	(13,473)	22.07
Options outstanding at March 31, 2014	1,823,326	$26.17	2.6	$32,057
Available for future grant	3,344,945
Total shares reserved at March 31, 2014	5,168,271
Options exercisable at March 31, 2014	1,591,330	$27.23	2.3	$27,184

Stock-based compensation expense related to employee stock options totaled $704,000 and $1.1 million for the three-month periods ended March 31, 2014 and 2013, respectively.

During the three-month periods ended March 31, 2014 and 2013, the intrinsic values of stock options exercised totaled $6.9 million and $4.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards and LTIP awards to senior executives totaled $4.7 million and $3.1 million for the three-month periods ended March 31, 2014 and 2013, respectively. (See Note 16, “Long-Term Incentive and Supplemental Executive Retirement Plans,” for details on the LTIP.)

The following table summarizes the activity that relates to the Company’s restricted stock unit awards:

	2014	2013
Restricted stock units at January 1	539,106	774,217
Shares awarded	131,597	143,594
Shares vested	(298,791)	(344,369)
Shares forfeited	(2,428)	(21,534)
Restricted stock units at March 31	369,484	551,908

At March 31, 2014, the outstanding restricted stock units are expected to vest as follows: 2015—235,945; 2016—89,675; and 2017—43,864.

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $247,000 and $210,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

Note 18.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At March 31, 2014 and December 31, 2013, it had cash deposits and letters of credit outstanding that totaled $72.7 million and $73.0 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $877.4 million and $869.1 million, respectively. At March 31, 2014 and December 31, 2013, the Company had $2.4 million and $2.5 million, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. During 2014 and 2013, the increasing interest rate environment resulted in loan commitments being extended up to 270 days. The Company had outstanding IRLCs with notional amounts that totaled $281.5 million and $269.2 million at March 31, 2014 and December 31, 2013, respectively. Hedging instruments, including forward-delivery contracts, are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds or letters of credit in support of its contractual obligations. At March 31, 2014, performance bonds totaled $150.8 million, while performance-related cash deposits and letters of credit totaled $59.4 million. At December 31, 2013, performance bonds totaled $138.9 million, while performance-related cash deposits and letters of credit totaled $64.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; it does not, however, believe that any currently outstanding bonds or letters of credit will be called.

Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. After the loans are sold, ownership, credit risk and management, including servicing of the loans, passes to the third-party investor. RMC retains no role or interest other than standard industry representations and warranties. The Company retains potential liability for possible claims by loan purchasers that it breached certain limited standard industry representations and warranties in its sale agreements. There has been an increased industrywide effort by loan purchasers to defray losses from mortgages purchased in an unfavorable economic environment by claiming to have found inaccuracies related to sellers’ representations and warranties in particular sale agreements. There is industry debate regarding the extent to which such claims are justified. A significant majority of these claims relates to loans originated in 2005, 2006 and 2007, when underwriting standards were less stringent.

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	THREE
	MONTHS ENDED
	MARCH 31,	TWELVE MONTHS ENDED DECEMBER 31,
	2014	2013	2012	2011	2010	2009
Prime	65.6%	57.2%	48.6%	42.2%	34.9%	32.9%
Government (FHA/VA/USDA)	34.4	42.8	51.4	57.8	65.1	67.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	733	733	731	726	723	717
Average combined loan-to-value ratio	88.6%	89.8%	90.1%	90.3%	90.8%	91.4%

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

The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company has accrued $11.3 million for these types of claims as of March 31, 2014, but it may have additional exposure. (See “Part II, Item 1, Legal Proceedings.”)

The following table displays the changes in the Company’s mortgage loan loss reserves and related legal reserves during the three-month periods presented:

(in thousands)	2014	2013
Balance at January 1	$11,472	$10,484
Provision for losses	94	543
Settlements made	(231)	(46)
Balance at March 31	$11,335	$10,981

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

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

The following table summarizes the changes in the Company’s product liability reserves during the three-month periods presented:

(in thousands)	2014	2013
Balance at January 1	$23,139	$18,188
Warranties issued	1,801	1,056
Changes in liability for accruals related to pre-existing warranties	(45)	393
Settlements made	(1,784)	(1,249)
Balance at March 31	$23,111	$18,388

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectability of claims against subcontractors enrolled in the RHIC program is generally higher. At March 31, 2014 and December 31, 2013, RHIC had $15.1 million and $13.9 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

The following table displays changes in RHIC’s insurance reserves during the three-month periods presented:

(in thousands)	2014	2013
Balance at January 1	$13,857	$14,813
Insurance expense provisions or adjustments	1,900	-
Loss expenses paid	(665)	(483)
Balance at March 31	$15,092	$14,330

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

In view of the inherent unpredictability of outcomes in legal matters, particularly where (a) damages sought are speculative, unspecified or indeterminate; (b) proceedings are in the early stages or impacted significantly by future legal determinations or judicial decisions; (c) matters involve unsettled questions of law, multiple parties, or complex facts and circumstances; or (d) insured risk transfer or coverage is undetermined, there is considerable uncertainty surrounding the timing or resolution of these matters, including a possible eventual loss. Given this inherent unpredictability, actual future litigation costs could differ from the Company’s current estimates. At the same time, the Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. In accordance with ASC No. 450 (“ASC 450”), “Contingencies,” the Company accrues amounts for legal matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may occasionally need to adjust the accruals to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with ASC 450, if the Company does not believe that the potential loss from a particular matter is both probable and

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. For matters as to which the Company believes a loss is probable and reasonably estimable, it had legal reserves of $16.2 million and $17.2 million at March 31, 2014 and December 31, 2013, respectively. (See “Part II, Item 1, Legal Proceedings.”) It currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $9 million in the aggregate.

Note 19.  New Accounting Pronouncements

ASU 2013-11

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 are intended to end inconsistent practices regarding the presentation of unrecognized tax benefits on the balance sheet. An entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013, and for interim periods within those annual periods. Early adoption and retrospective application are permitted. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 are intended to change the criteria for reporting discontinued operations and enhance convergence between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, expanded disclosures about discontinued operations are required, as well as disclosure of the pretax income attributable to the disposal of a significant part of an organization that does not qualify as a discontinued operation. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2014, and for interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 20.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; 0.25 percent convertible senior notes due June 2019; 6.6 percent senior notes due May 2020; and 5.4 percent senior notes due October 2022 are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries (“the Guarantor Subsidiaries”). Such guarantees are full and unconditional.

In lieu of providing separate financial statements for the Guarantor Subsidiaries, the accompanying condensed consolidating financial statements have been included. Management does not believe that separate financial statements for the Guarantor Subsidiaries are material to investors and are, therefore, not presented.

In the event that a Guarantor Subsidiary is sold or disposed of (whether by merger, consolidation, sale of its capital stock, or sale of all or substantially all of its assets [other than by lease]), and whether or not the Guarantor

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

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

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2014
			NON-
		GUARANTOR	GUARANTOR		CONSOLIDATING		CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES		ELIMINATIONS		TOTAL
REVENUES	$250,407	$240,234	$8,198		$(9,156	) $	489,683

EXPENSES	228,870	223,079	9,609		(9,156)		452,402
OTHER INCOME	695	194	-		-		889

Income (loss) from continuing operations before taxes	22,232	17,349	(1,411)		-		38,170
Tax expense (benefit)	8,528	6,656	(541)		-		14,643
Equity in net earnings of subsidiaries	9,823	-	-		(9,823)		-
NET INCOME (LOSS)	$23,527	$10,693	$(870	) $	(9,823	) $	23,527

	THREE MONTHS ENDED MARCH 31, 2013
REVENUES	$202,298	$169,039	$11,179		$(7,836	) $	374,680

EXPENSES	193,620	160,831	6,858		(7,836)		353,473
OTHER INCOME	890	106	-		-		996

Income from continuing operations before taxes	9,568	8,314	4,321		-		22,203
Tax expense	86	74	39		-		199
Equity in net earnings of subsidiaries	12,522	-	-		(12,522)		-
Net income from continuing operations	22,004	8,240	4,282		(12,522)		22,004
Income from discontinued operations, net of taxes	113	53	-		(53)		113
NET INCOME	$22,117	$8,293	$4,282		$(12,575	) $	22,117

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED MARCH 31, 2014
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Net income (loss)	$23,527	$10,693	$(870)	$(9,823)	$23,527
Other comprehensive income, net of tax:
Amortization of actuarial loss on defined benefit pension plan, net	5	-	-	-	5
Unrealized gain on marketable securities, available-for-sale, net	188	-	-	-	188
Other comprehensive income, net of tax	193	-	-	-	193
Comprehensive income (loss)	$23,720	$10,693	$(870)	$(9,823)	$23,720

	THREE MONTHS ENDED MARCH 31, 2013
Net income	$22,117	$8,293	$4,282	$(12,575)	$22,117
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, available-for-sale, net	(124)	-	-	-	(124)
Other comprehensive loss, net of tax	(124)	-	-	-	(124)
Comprehensive income	$21,993	$8,293	$4,282	$(12,575)	$21,993

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	MARCH 31, 2014
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$25,732	$224,129	$9,292	$-	$259,153
Marketable securities and restricted cash	324,150	-	25,792	-	349,942
Consolidated inventory owned	1,030,749	684,275	-	-	1,715,024
Consolidated inventory not owned	17,149	-	17,320	-	34,469
Total housing inventories	1,047,898	684,275	17,320	-	1,749,493
Investment in subsidiaries	378,441	-	-	(378,441)	-
Intercompany receivables	515,198	-	5,139	(520,337)	-
Other assets	280,140	53,540	82,462	-	416,142
Assets of discontinued operations	-	-	-	-	-
TOTAL ASSETS	2,571,559	961,944	140,005	(898,778)	2,774,730

LIABILITIES
Accounts payable and other accrued liabilities	221,622	94,851	31,881	-	348,354
Financial services credit facility	-	-	59,119	-	59,119
Debt	1,397,553	-	-	-	1,397,553
Intercompany payables	-	520,337	-	(520,337)	-
Liabilities of discontinued operations	-	-	-	-	-
TOTAL LIABILITIES	1,619,175	615,188	91,000	(520,337)	1,805,026
EQUITY
STOCKHOLDERS’ EQUITY	952,384	346,756	31,685	(378,441)	952,384
NONCONTROLLING INTEREST	-	-	17,320	-	17,320
TOTAL LIABILITIES AND EQUITY	$2,571,559	$961,944	$140,005	$(898,778)	$2,774,730

	DECEMBER 31, 2013
ASSETS
Cash and cash equivalents	$25,521	$193,356	$9,109	$-	$227,986
Marketable securities and restricted cash	377,267	-	25,922	-	403,189
Consolidated inventory owned	955,943	660,664	-	-	1,616,607
Consolidated inventory not owned	17,297	-	15,879	-	33,176
Total housing inventories	973,240	660,664	15,879	-	1,649,783

Investment in subsidiaries	369,580	-	-	(369,580)	-
Intercompany receivables	517,057	-	-	(517,057)	-
Other assets	290,153	54,052	155,149	-	499,354
Assets of discontinued operations	-	30	-	-	30
TOTAL ASSETS	2,552,818	908,102	206,059	(886,637)	2,780,342

LIABILITIES
Accounts payable and other accrued liabilities	247,328	106,420	31,773	-	385,521
Financial services credit facility	-	-	73,084	-	73,084
Debt	1,397,308	-	-	-	1,397,308
Intercompany payables	-	465,252	51,805	(517,057)	-
Liabilities of discontinued operations	136	368	-	-	504
TOTAL LIABILITIES	1,644,772	572,040	156,662	(517,057)	1,856,417
EQUITY
STOCKHOLDERS’ EQUITY	908,046	336,062	33,518	(369,580)	908,046
NONCONTROLLING INTEREST	-	-	15,879	-	15,879
TOTAL LIABILITIES AND EQUITY	$2,552,818	$908,102	$206,059	$(886,637)	$2,780,342

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2014
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$23,527	$10,693	$(870)	$(9,823)	$23,527
Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by
operating activities	8,546	2,157	102	-	10,805
Changes in assets and liabilities	(104,702)	(36,059)	71,734	9,823	(59,204)
Other operating activities, net	(162)	-	-	-	(162)
Net cash (used for) provided by operating activities from continuing operations	(72,791)	(23,209)	70,966	-	(25,034)
CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated joint ventures	(31)	-	-	-	(31)
Additions to property, plant and equipment	(3,596)	(1,104)	(4)	-	(4,704)
Purchases of marketable securities, available-for-sale	(118,544)	-	(800)	-	(119,344)
Proceeds from sales and maturities of marketable securities, available-for-sale	168,212	-	1,275	-	169,487
Net cash provided by (used for) investing activities from continuing operations	46,041	(1,104)	471	-	45,408
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	78	-	-	-	78
Repayments of borrowings against revolving credit facilities, net	-	-	(13,965)	-	(13,965)
Common stock dividends and stock-based compensation	19,899	-	-	-	19,899
Decrease (increase) in restricted cash	5,126	-	(345)	-	4,781
Intercompany balances	1,858	55,086	(56,944)	-	-
Net cash provided by (used for) financing activities from continuing operations	26,961	55,086	(71,254)	-	10,793
Net increase in cash and cash equivalents from continuing operations	211	30,773	183	-	31,167
Cash flows from operating activities–discontinued operations	-	(27)	-	-	(27)
Cash flows from investing activities–discontinued operations	-	-	-	-	-
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	25,521	193,383	9,109	-	228,013
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,732	$224,129	$9,292	$-	$259,153

	THREE MONTHS ENDED MARCH 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$22,004	$8,240	$4,282	$(12,522)	$22,004
Adjustments to reconcile net income from continuing operations to net cash (used for) provided by
operating activities	(1,511)	1,675	45	-	209
Changes in assets and liabilities	(39,912)	(50,725)	47,875	12,522	(30,240)
Other operating activities, net	(197)	-	-	-	(197)
Net cash (used for) provided by operating activities from continuing operations	(19,616)	(40,810)	52,202	-	(8,224)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	165	-	-	-	165
Additions to property, plant and equipment	(1,992)	(1,613)	(214)	-	(3,819)
Purchases of marketable securities, available-for-sale	(179,915)	-	(1,050)	-	(180,965)
Proceeds from sales and maturities of marketable securities, available-for-sale	204,843	-	1,424	-	206,267
Net cash provided by (used for) investing activities from continuing operations	23,101	(1,613)	160	-	21,648
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(1,462)	-	-	-	(1,462)
Common stock dividends and stock-based compensation	13,095	-	-	-	13,095
(Increase) decrease in restricted cash	(977)	-	266	-	(711)
Intercompany balances	(22,857)	74,371	(51,514)	-	-
Net cash (used for) provided by financing activities from continuing operations	(12,201)	74,371	(51,248)	-	10,922
Net (decrease) increase in cash and cash equivalents from continuing operations	(8,716)	31,948	1,114	-	24,346
Cash flows from operating activities–discontinued operations	-	(15)	-	-	(15)
Cash flows from investing activities–discontinued operations	-	15	-	-	15
Cash flows from financing activities–discontinued operations	-	-	-	-	-
Cash and cash equivalents at beginning of year	32,130	117,865	8,119	-	158,114
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,414	$149,813	$9,233	$-	$182,460

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 21. Transactions with Affiliates

During 2013, the Company issued $1.5 million of promissory notes to affiliates of the Company’s Philadelphia division for the development and sale of land and lots. These notes will be repaid once each lot and home is sold, and no later than within three years of their issuance. At March 31, 2014 and December 31, 2013, the balances of the promissory notes from these affiliates totaled $364,000 and $1.3 million, respectively. Additionally, the Company leases office space from affiliates in its Philadelphia and Phoenix divisions at market terms.

Note 22.  Subsequent Event

During April 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which will expire in April 2015. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six reportable segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title and escrow services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues for the quarter ended March 31, 2014. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

In the first quarter of 2014, the Company continued to experience slow and steady improvement in fundamental housing conditions in most of its markets. In the Company’s Midwest and Mid-Atlantic markets, however, severe weather conditions impacted its ability to sell and build homes, particularly early on in the quarter. Traffic, sales volumes and accessibility to sites in those regions improved dramatically in March 2014, and the normal selling season backdrop appeared to have emerged. On average, a decline in the number of distressed properties for sale, a general tightening in the supply of housing inventory and a resulting return to more traditional sales incentives have allowed the Company to continue to raise prices in most of its markets. It reported increases of 6.6 percent in sales volume and 6.6 percent in backlog for the quarter ended March 31, 2014, compared to the same period in 2013. The Company’s strategic homebuilding initiatives have continued to generate growth in selling communities, efficiencies and increased profitability. High unemployment levels, a tight mortgage environment and tepid economic improvements on a national level, however, continue to impact the homebuilding industry by keeping sales absorption rates per community below levels historically seen during more robust housing recoveries.

Although rates of improvement in the Company’s housing markets may moderate and prices may not continue to increase at rates seen in 2013, it believes that housing demand as a whole is likely to continue to rise over an extended period of time due to a general improvement in overall economic and employment levels; historically low interest rates; attractive housing affordability levels; slow relaxation of the mortgage underwriting environment; low production of single-family homes during the recent recession that resulted in low supplies of new and existing inventories; and a steady increase of potential buyers due, in part, to an expected rise in the number of household formations. If mortgage interest rates continue to increase, the Company believes that they will likely be accompanied by improvements in economic conditions, which should mitigate the impact on demand. Healthy, more moderate sales rates should then facilitate a more sustainable long-term recovery.

The Company believes that continued revenue growth and improved financial performance will come from a greater presence in its established markets and from its entry into new markets, as well as from a return to more traditional absorption rates in its communities, which will be made possible by economic stability and growth. The Company also believes that its strategic goals of increasing profitability and leverage through expansion within existing markets and diversification will position it to take full advantage of that housing recovery.

The Company made significant progress in achieving its operational goals during the first quarter of 2014 with a 30.7 percent increase in consolidated revenues; a 1.7 percent rise in housing gross profit margin; and a 0.9 percent decline in the selling, general and administrative expense ratio, all of which led to a decisive increase in homebuilding operations profitability, compared to the same period in the prior year. The number of active communities rose 18.8 percent to 297 active communities at March 31, 2014, from 250 active communities at March 31, 2013. Significant ongoing land acquisitions in its existing markets should enhance the Company’s ability to establish additional market penetration and create a platform for future growth. Investments in new

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

communities increased consolidated inventory owned by $98.3 million, or 6.0 percent, at March 31, 2014, compared to December 31, 2013.

The Company’s pretax earnings from continuing operations increased by 71.9 percent to $38.2 million for the quarter ended March 31, 2014, from $22.2 million for the same period in 2013. The increase in pretax earnings for the first quarter of 2014, compared to same period in 2013, was primarily due to a rise in closing volume; higher housing gross profit margin; a reduced selling, general and administrative expense ratio; and a decline in interest expense. Net income from continuing operations totaled $23.5 million, or $0.42 per diluted share, for the quarter ended March 31, 2014, compared to $22.0 million, or $0.43 per diluted share, for the same period in 2013.  The increase in net income was lower than the rise in pretax earnings due to the reversal of the deferred tax asset valuation allowance in 2013, which restored income tax expense in 2014. Pretax charges primarily related to preacquisition feasibility cost write-offs totaled $618,000 and $213,000 for the quarters ended March 31, 2014 and 2013, respectively. The Company continued to raise gross margins during the first quarter of 2014 by investing in new communities, selectively increasing prices, completing less profitable communities and lowering expense ratios.

The Company’s consolidated revenues increased 30.7 percent to $489.7 million for the quarter ended March 31, 2014, from $374.7 million for the same period in 2013. This increase was primarily attributable to an 18.1 percent higher average closing price and to a 12.5 percent rise in closings. The increase in average closing price was due to a more accommodating price environment, as well as to a change in the product and geographic mix of homes delivered during the first quarter of 2014, versus the same period in 2013. Revenues for the homebuilding and financial services segments totaled $481.5 million and $8.2 million, respectively, for the first quarter of 2014, compared to $363.5 million and $11.2 million, respectively, for the first quarter of 2013.

The Company reported a rise in closing volume for the quarter ended March 31, 2014, compared to the same period in 2013, primarily due to an increase in sales. New orders rose 6.6 percent to 2,186 units for the quarter ended March 31, 2014, from 2,051 units for the same period in 2013 primarily due to an increase in the number of active communities, partially offset by a lower average monthly sales absorption rate of 2.5 homes per community for the first quarter of 2014, versus 2.8 homes per community for the first quarter of 2013. New order dollars increased 20.5 percent for the quarter ended March 31, 2014, compared to the same period in 2013. The Company’s average monthly sales absorption rate is calculated as the net new orders in the period divided by the average number of active communities during the period divided by the number of months in that period.

Selling, general and administrative expense totaled 13.0 percent of homebuilding revenues for the first quarter of 2014, compared to 13.9 percent for the same period in 2013. This decrease was primarily attributable to higher leverage that resulted from increased revenues.

The Company’s financial services segment reported a pretax loss of $1.4 million for the quarter ended March 31, 2014, compared to pretax earnings of $4.3 million for the same period in 2013. This decrease was a result of extremely competitive conditions existing in the mortgage origination industry during the quarter and increases in actuarial estimates of losses within its captive insurance company.

The Company maintained a strong balance sheet, ending the quarter with $609.1 million in cash, cash equivalents and marketable securities. The Company’s earliest senior debt maturity is in 2015. Its net debt-to-capital ratio, including marketable securities, was 45.3 percent at March 31, 2014, compared to 45.8 percent at December 31, 2013. Stockholders’ equity increased sequentially by 4.9 percent, and stockholders’ equity per share rose 3.5 percent to $20.32 at March 31, 2014, compared to $19.64 at December 31, 2013.

The net debt-to-capital ratio, including marketable securities, is a non-GAAP financial measure that is calculated as debt, net of cash, cash equivalents and marketable securities, divided by the sum of debt and total

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

stockholders’ equity, net of cash, cash equivalents and marketable securities. The Company believes that the net debt-to-capital ratio, including marketable securities, is useful in understanding the leverage employed in its operations and in comparing it with other homebuilders.

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at March 31, 2014:

North	Baltimore, Chicago, Delaware, Indianapolis, Metro Washington, D.C., Minneapolis, New Jersey, Northern Virginia and Philadelphia
Southeast	Atlanta, Charleston, Charlotte, Myrtle Beach, Orlando, Raleigh/Durham and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	Denver, Las Vegas, Phoenix and Southern California

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except units)	2014	2013
REVENUES
Housing	$480,641	$361,386
Land and other	844	2,115
TOTAL REVENUES	481,485	363,501

EXPENSES
Cost of sales
Housing	379,312	291,167
Land and other	687	1,169
Total cost of sales	379,999	292,336
Selling, general and administrative	55,260	43,930
Interest	-	3,762
TOTAL EXPENSES	435,259	340,028

PRETAX EARNINGS	$46,226	$23,473
Closings (units)	1,470	1,307
Housing gross profit margin	21.1%	19.4%
Selling, general and administrative ratio	11.5%	12.1%

Three months ended March 31, 2014, compared to three months ended March 31, 2013

The homebuilding segments reported pretax earnings of $46.2 million for the first quarter of 2014, compared to pretax earnings of $23.5 million for the same period in 2013. This improvement in homebuilding results was primarily due to a rise in closing volume; higher housing gross profit margin; a reduced selling, general and administrative expense ratio; and a decline in interest expense.

Homebuilding revenues increased 32.5 percent to $481.5 million for the first quarter of 2014 from $363.5 million for the same period in 2013 primarily due to an 18.1 percent higher average closing price and to a 12.5 percent rise in closings. The increase in average closing price was due to a more accommodating price environment, as well as to a change in the product and geographic mix of homes delivered during the first quarter of 2014, versus the same period in 2013. The increase in closings was due to a 6.6 percent rise in new orders during the first quarter of 2014, versus the same period in 2013. Homebuilding revenues for the first quarter of 2014 included $844,000 from land sales, which resulted in pretax earnings of $157,000, compared to homebuilding revenues for the first quarter of 2013 that included $2.1 million from land sales, which resulted in pretax earnings of $946,000.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Housing gross profit margin for the first quarter of 2014 was 21.1 percent, compared to 19.4 percent for the same period in 2013. This improvement was primarily attributable to a relative decline in direct construction costs of 2.2 percent, partially offset by increased land costs of 0.3 percent and higher weather-related costs of 0.2 percent. Gross profit margin from land sales was 18.6 percent for the three months ended March 31, 2014, compared to 44.7 percent for the same period in 2013. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

The homebuilding segments’ selling, general and administrative expense ratio totaled 11.5 percent of homebuilding revenues for the first quarter of 2014, compared to 12.1 percent for the same period in 2013. This decrease was primarily attributable to higher leverage resulting from increased revenues.

Interest, which was incurred principally to finance land acquisitions, land development and home construction, totaled $17.1 million and $16.7 million for the three months ended March 31, 2014 and 2013, respectively. The homebuilding segments recorded no interest expense during the first quarter of 2014, compared to $3.8 million of interest expense during the same period in 2013. This decrease in interest expense from the first quarter of 2013 was primarily due to the capitalization of a greater amount of interest incurred during the first quarter of 2014, which resulted from a higher level of inventory under development. (See Note 9, “Housing Inventories.”)

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; inventory held-for-sale; and cash deposits related to consolidated inventory not owned, rose 6.0 percent to $1.7 billion at March 31, 2014, from $1.6 billion at December 31, 2013. Homes under construction increased 15.2 percent to $741.3 million at March 31, 2014, from $643.4 million at December 31, 2013, as a result of higher backlog. The Company had 389 model homes with inventory values totaling $107.6 million at March 31, 2014, compared to 370 model homes with inventory values totaling $99.3 million at December 31, 2013. In addition, it had 984 started and unsold homes with inventory values totaling $187.6 million at March 31, 2014, compared to 977 started and unsold homes with inventory values totaling $196.2 million at December 31, 2013.

The following table provides certain information with respect to the Company’s number of residential communities and lots under development at March 31, 2014:

	COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS
	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	93	63	7	1	164	14,019
Southeast	89	51	11	7	158	11,324
Texas	76	47	-	2	125	7,297
West	39	47	-	-	86	6,842
Total	297	208	18	10	533	39,482

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At March 31, 2014, of the 10 communities that were held-for-sale, 7 communities had fewer than 20 lots remaining.

Favorable affordability levels and the appearance of recovery in most housing submarkets have allowed the Company to focus on growing inventory and increasing profitability, all while balancing those two objectives with cash preservation. Increasing community count is among the Company’s greatest challenges and highest priorities. During the quarter ended March 31, 2014, it secured 3,833 owned or optioned lots, opened 42 communities and closed 35 communities. The Company operated from 18.8 percent more active communities at March 31, 2014, than it did at March 31, 2013. The number of lots controlled was 38,854 lots at March 31, 2014, compared to 38,142 lots at December 31, 2013. Optioned lots, as a percentage of total lots controlled, were 36.5

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

percent and 38.3 percent at March 31, 2014 and December 31, 2013, respectively. In addition, the Company controlled 628 lots under joint venture agreements at March 31, 2014 and December 31, 2013.

The following table provides a summary of results for the homebuilding segments for the three-month periods ended March 31, 2014 and 2013:

STATEMENTS OF EARNINGS

(in thousands)	2014	2013
NORTH
Revenues	$133,564	$95,682
Expenses
Cost of sales	107,400	79,115
Selling, general and administrative	15,370	11,568
Interest	-	1,660
Total expenses	122,770	92,343
Pretax earnings	$10,794	$3,339
Housing gross profit margin	19.6%	17.3%
SOUTHEAST
Revenues	$126,667	$105,219
Expenses
Cost of sales	97,034	84,235
Selling, general and administrative	14,776	12,861
Interest	-	918
Total expenses	111,810	98,014
Pretax earnings	$14,857	$7,205
Housing gross profit margin	23.4%	19.7%
TEXAS
Revenues	$111,151	$77,337
Expenses
Cost of sales	89,642	61,840
Selling, general and administrative	13,662	9,954
Interest	-	520
Total expenses	103,304	72,314
Pretax earnings	$7,847	$5,023
Housing gross profit margin	19.4%	20.1%
WEST
Revenues	$110,103	$85,263
Expenses
Cost of sales	85,923	67,146
Selling, general and administrative	11,452	9,547
Interest	-	664
Total expenses	97,375	77,357
Pretax earnings	$12,728	$7,906
Housing gross profit margin	22.0%	21.0%
TOTAL
Revenues	$481,485	$363,501
Expenses
Cost of sales	379,999	292,336
Selling, general and administrative	55,260	43,930
Interest	-	3,762
Total expenses	435,259	340,028
Pretax earnings	$46,226	$23,473
Housing gross profit margin	21.1%	19.4%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended March 31, 2014, compared to three months ended March 31, 2013

North—Homebuilding revenues increased 39.6 percent to $133.6 million in 2014 from $95.7 million in 2013 primarily due to a 29.3 percent rise in the number of homes delivered and to a 7.9 percent increase in average closing price. The rise in the number of homes delivered was most impacted by the Chicago market and by the Company’s entry into the Philadelphia market during 2013. The increase in average closing price was primarily attributable to the Baltimore and Indianapolis markets. Gross profit margin on home sales was 19.6 percent in 2014, compared to 17.3 percent in 2013. This improvement was primarily due to decreased land costs of 2.1 percent and to a relative decline in direct construction costs of 0.5 percent, partially offset by higher weather-related costs of 0.5 percent. As a result, the North region generated pretax earnings of $10.8 million in 2014, compared to pretax earnings of $3.3 million in 2013.

Southeast—Homebuilding revenues increased 20.4 percent to $126.7 million in 2014 from $105.2 million in 2013 primarily due to an 18.8 percent rise in average closing price and to a 1.6 percent increase in the number of homes delivered. The rise in average closing price was broad-based across all markets, with the largest contributions coming from the Charleston and Tampa markets. Gross profit margin on home sales was 23.4 percent in 2014, compared to 19.7 percent in 2013. This improvement was primarily due to a relative decline in direct construction costs of 2.7 percent and to lower land costs of 1.2 percent. As a result, the Southeast region generated pretax earnings of $14.9 million in 2014, compared to pretax earnings of $7.2 million in 2013.

Texas—Homebuilding revenues increased 43.7 percent to $111.2 million in 2014 from $77.3 million in 2013 primarily due to a 29.5 percent rise in the number of homes delivered and to an 11.3 percent increase in average closing price. The rise in the number of homes delivered was primarily attributable to the Company’s re-entry into the Dallas market during 2013. The increase in average closing price was broad-based across all markets, with the largest contribution coming from the Houston market. Gross profit margin on home sales was 19.4 percent in 2014, compared to 20.1 percent in 2013. This decrease was primarily due to a relative increase in direct construction costs of 0.5 percent and to higher land costs of 0.4 percent. As a result, the Texas region generated pretax earnings of $7.8 million in 2014, compared to pretax earnings of $5.0 million in 2013.

West—Homebuilding revenues increased 29.1 percent to $110.1 million in 2014 from $85.3 million in 2013 primarily due to a 41.2 percent rise in average closing price, partially offset by a 7.4 percent decrease in the number of homes delivered. The increase in average closing price was broad-based across all markets, with the largest contributions coming from the Southern California and Las Vegas markets. The decrease in the number of homes delivered was most impacted by the Las Vegas market. Gross profit margin on home sales was 22.0 percent in 2014, compared to 21.0 percent in 2013. This improvement was primarily due to a relative decline in direct construction costs of 6.0 percent, partially offset by higher land costs of 4.7 percent. As a result, the West region generated pretax earnings of $12.7 million in 2014, compared to pretax earnings of $7.9 million in 2013.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three-month periods ended March 31, 2014 and 2013:

	2014	2013	% CHG
UNITS
North	424	328	29.3%
Southeast	446	439	1.6
Texas	351	271	29.5
West	249	269	(7.4)
Total	1,470	1,307	12.5%

AVERAGE PRICE (in thousands)
North	$314	$291	7.9%
Southeast	284	239	18.8
Texas	316	284	11.3
West	442	313	41.2
Total	$327	$277	18.1%

New Orders

New orders increased 6.6 percent to 2,186 units for the first quarter of 2014 from 2,051 units for the same period in 2013, and new order dollars rose 20.5 percent for the first quarter of 2014, compared to the same period in 2013. The overall increase in new orders was primarily due to an 18.8 percent rise in active communities, partially offset by lower sales rates. The Company’s Raleigh, Denver and Phoenix markets had the largest increases in new orders. Additionally, the Company’s entry into Philadelphia and re-entry into Dallas during 2013 contributed to its overall increase in new orders for the first quarter of 2014, compared to the same period in 2013. New orders for the first quarter of 2014 declined 4.7 percent in the North, compared to the same period in 2013, primarily due to lower sales rates from severe weather, partially offset by an increase in the number of active communities. New orders for the first quarter of 2014 declined 9.8 percent in the Southeast, compared to the same period in 2013, primarily due to lower sales rates in the Florida markets, partially offset by a slight increase in the number of active communities. New orders for the first quarter of 2014 rose 30.3 percent in Texas, compared to the same period in 2013, primarily due to an increase in the number of active communities. New orders for the first quarter of 2014 rose 36.5 percent in the West, compared to the same period in 2013, primarily due to an increase in the number of active communities and to higher sales rates. The Company’s average monthly sales absorption rate was 2.5 homes per community for the first quarter of 2014, versus 2.8 homes per community for the same period in 2013.

The following table provides the number of the Company’s active communities at March 31, 2014 and 2013:

	2014	2013	% CHG
North	93	71	31.0%
Southeast	89	85	4.7
Texas	76	66	15.2
West	39	28	39.3
Total	297	250	18.8%

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s new orders (units and aggregate sales values) for the three-month periods ended March 31, 2014 and 2013:

	2014	2013	% CHG
UNITS
North	610	640	(4.7)%
Southeast	635	704	(9.8)
Texas	507	389	30.3
West	434	318	36.5
Total	2,186	2,051	6.6%

DOLLARS (in millions)
North	$190	$192	(0.9)%
Southeast	192	177	7.9
Texas	165	117	41.1
West	182	119	53.8
Total	$729	$605	20.5%

The following table provides the Company’s cancellation rates, defined as cancelled orders divided by gross new orders, for the three-month periods ended March 31, 2014 and 2013:

	2014	2013	% CHG
North	14.1%	13.7%	0.4%
Southeast	14.8	14.6	0.2
Texas	17.2	18.6	(1.4)
West	15.7	16.5	(0.8)
Total	15.3%	15.4%	(0.1)%

In the North, the largest cancellation rate increase occurred in the Baltimore market, partially offset by lower cancellations in the Indianapolis market. In the Southeast, the largest cancellation rate increase occurred in the Orlando market, partially offset by lower cancellations in the Raleigh market. In Texas, the cancellation rate declined the most in the San Antonio market, partially offset by an increase in cancellations in the Houston market. In the West, the cancellation rate declined the most in the Denver market, partially offset by an increase in cancellations in the Southern California market.

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three-month periods ended March 31, 2014 and 2013:

		2014		2013
	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$17	5.1%	$20	6.6%
Southeast	20	6.6	22	8.5
Texas	32	9.2	39	12.1
West	21	4.6	14	4.3
Total	$22	6.4%	$23	7.9%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At March 31, 2014, the Company had outstanding contracts for 3,342 units, representing a 27.3 percent rise from 2,626 units at December 31, 2013, and a 6.6 percent rise from 3,135 units at March 31, 2013. The $1.1 billion value of outstanding contracts at March 31, 2014, represented a 21.7 percent increase from the $907.1 million value of outstanding contracts at March 31, 2013.

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at March 31, 2014 and 2013:

			2014			2013
			AVERAGE			AVERAGE
		DOLLARS	PRICE		DOLLARS	PRICE
	UNITS	(in millions)	(in thousands)	UNITS	(in millions)	(in thousands)
North	1,018	$324	$318	931	$285	$306
Southeast	991	298	301	1,146	284	247
Texas	770	252	328	595	175	294
West	563	230	407	463	163	353
Total	3,342	$1,104	$330	3,135	$907	$289

At March 31, 2014, the Company anticipates that approximately 46 percent of its outstanding contracts will close during the second quarter of 2014, subject to cancellations.

Impairments

Inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. No communities were impaired during the first quarters of 2014 and 2013. (See Note 9, “Housing Inventories.”)

The Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the first quarter of 2014, the Company wrote off $8,000 and $610,000 of earnest money deposits and preacquisition feasibility costs, respectively. During the first quarter of 2013, the Company recovered $15,000 of earnest money deposits and wrote off $218,000 of preacquisition feasibility costs. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. The mortgage capture rate represents the percentage of homes closed and available to capture by the Company that were financed with mortgage loans obtained from RMC. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party investor then services and manages the loans. The fair values of the Company’s mortgage loans held-for-sale totaled $69.0 million and $139.6 million at March 31, 2014 and December 31, 2013, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
		MARCH 31,
(in thousands, except units)	2014	2013
REVENUES
Income from origination and sale of mortgage loans, net	$5,640	$8,986
Title, escrow and insurance	1,897	1,762
Interest and other	661	431
TOTAL REVENUES	8,198	11,179
EXPENSES	9,609	6,858
PRETAX (LOSS) EARNINGS	$(1,411)	$4,321
Originations (units)	704	714
Ryland Homes origination capture rate	60.2%	62.4%

Three months ended March 31, 2014, compared to three months ended March 31, 2013

For the three months ended March 31, 2014, the financial services segment reported a pretax loss of $1.4 million, compared to pretax earnings of $4.3 million for the same period in 2013. Revenues for the financial services segment decreased 26.7 percent to $8.2 million for the three months ended March 31, 2014, compared to $11.2 million for the same period in 2013. This decline in revenues for the first quarter of 2014, compared to the same period in 2013, was primarily due to a decrease in secondary net gain percentage that resulted from the existence of highly competitive conditions in most markets and to a decline in the locked loan pipeline, which was due to the reversal of the accelerated timing of loan locks during 2013, partially offset by a rise in origination volume and title income. For the three months ended March 31, 2014, financial services expense rose 40.1 percent to $9.6 million, versus $6.9 million for the same period in 2013. This increase in expense for the first quarter of 2014, compared to the same period in 2013, was primarily attributable to higher expense related to estimates of ultimate insurance loss liability and to a rise in personnel costs. For the three months ended March 31, 2014 and 2013, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 60.2 percent and 62.4 percent, respectively.

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

At June 30, 2013, the Company determined that it was more likely than not that its deferred tax assets would be realized, which resulted in a $187.5 million reversal of the valuation allowance against its deferred tax assets, which was calculated on an annual basis, during the second quarter of 2013. After this reversal, the Company had a valuation allowance of $46.4 million against its deferred tax assets, which represented an estimation of the allowance required for the second half of 2013. At March 31, 2014 and December 31, 2013, the Company had no valuation allowance against its deferred tax assets.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; and borrowings under a repurchase credit facility. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new communities to facilitate continued growth and profitability. As a result of this strategy, the Company opened 42 new communities during the first quarter of 2014; has senior debt maturities ranging from 2015 to 2022; and ended the quarter with $609.1 million in cash, cash equivalents and marketable securities.

Consolidated inventory owned by the Company increased 6.0 percent to $1.7 billion at March 31, 2014, compared to $1.6 billion at December 31, 2013. The Company is currently attempting to grow at an accelerated rate and strives to maintain a projected three- to four-year supply of land, assuming historically normalized sales rates. At March 31, 2014, it controlled 38,854 lots, with 24,668 lots owned and 14,186 lots, or 36.5 percent, under option. Lots controlled increased 1.9 percent at March 31, 2014, from 38,142 lots controlled at December 31, 2013. The Company also controlled 628 lots under joint venture agreements at March 31, 2014 and December 31, 2013. (See Note 9, “Housing Inventories,” and Note 12, “Investments in Joint Ventures.”)

At March 31, 2014, the Company’s net debt-to-capital ratio, including marketable securities, decreased to 45.3 percent from 45.8 percent at December 31, 2013. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.

During the three months ended March 31, 2014, the Company used $25.0 million of cash for operating activities from continuing operations, which included cash outflows related to a $100.2 million increase in inventories, partially offset by cash inflows of $34.3 million from current period net income and $40.9 million from changes in assets, liabilities and other operating activities. Investing activities from continuing operations provided $45.4 million, which included cash inflows of $50.1 million related to net investments in marketable securities, partially offset by cash outflows of $4.7 million related to property, plant and equipment and $31,000 related to contributions to unconsolidated joint ventures. Financing activities from continuing operations provided $10.8 million, which included cash inflows of $21.3 million from the issuance of common stock under stock-based compensation, a decrease of $4.8 million in restricted cash and a $78,000 net increase in short-term borrowings, partially offset by cash outflows related to a $14.0 million net repayment against the Company’s repurchase credit facility and to payments of $1.4 million for dividends. Net cash provided by continuing operations during the quarter ended March 31, 2014, totaled $31.2 million.

Dividends declared totaled $0.03 per share for the quarters ended March 31, 2014 and 2013.

For the quarter ended March 31, 2014, borrowing arrangements for the homebuilding segments included senior notes, convertible senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $1.4 billion at March 31, 2014 and December 31, 2013.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at March 31, 2014.

The Company’s obligations to pay principal, premium and interest under its senior notes and convertible senior notes are guaranteed on a joint and several basis by substantially all of its Guarantor Subsidiaries. Such guarantees are full and unconditional. (See Note 20, “Supplemental Guarantor Information.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

During April 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which will expire in April 2015. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility.

During 2011, RMC entered into a $50.0 million repurchase credit facility with JPM, which was subsequently increased to $100.0 million during the first quarter of 2014 and will expire in December 2014. This facility is used to fund, and is secured by, mortgages that were originated by RMC and are pending sale. Under the terms of this facility, RMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At March 31, 2014, the Company was in compliance with these covenants. The Company had outstanding borrowings against this credit facility that totaled $59.1 million and $73.1 million at March 31, 2014 and December 31, 2013, respectively. The weighted-average effective interest rate on the outstanding borrowings against this facility was 3.4 percent at March 31, 2014 and December 31, 2013.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements requiring it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $88.6 million and $93.6 million under these agreements at March 31, 2014 and December 31, 2013, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At March 31, 2014 and December 31, 2013, outstanding seller-financed nonrecourse secured notes payable totaled $767,000 and $689,000, respectively.

The financial services segment uses existing equity, cash generated internally and funds made available under its repurchase credit facilities to finance its operations.

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

The Company did not repurchase any shares of its outstanding common stock during the first quarter of 2014. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 3.6 million additional shares, based on the Company’s stock price at March 31, 2014. Outstanding shares of common stock at March 31, 2014 and December 31, 2013, totaled 46,866,216 and 46,234,809, respectively.

The Company is focused on managing overhead expense, land acquisition, development and homebuilding construction activity in conjunction with opportunistic debt offerings in order to maintain cash and appropriate debt levels commensurate with its existing business and growth expectations. The Company believes that it will be able to fund its homebuilding and financial services operations through its existing cash resources and issuances of replacement and new debt.

Off—Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At March 31, 2014, the Company had $72.7 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $877.4 million, of which option contracts totaling $2.4 million contained specific performance provisions. At December 31, 2013, the Company had $73.0 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $869.1 million, of which option contracts totaling $2.5 million contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $34.5 million and $33.2 million of inventory not owned related to land and lot option purchase contracts at March 31, 2014 and December 31, 2013, respectively. (See Note 11, “Variable Interest Entities (‘VIE’).”)

At March 31, 2014 and December 31, 2013, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $88.6 million and $93.6 million, respectively. Additionally, at March 31, 2014, it had performance bonds that totaled $150.8 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $138.9 million at December 31, 2013. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 20, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2014, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Outlook

Sales volume continued to rise in the first quarter of 2014, despite severe weather conditions in many markets. Although rates of improvement in the Company’s housing markets can vary, it believes that the housing market as a whole may continue to progress due to general improvements in overall economic and employment levels; slow relaxation of an extremely restrictive mortgage underwriting environment; and an expected rise in the number of household formations. The Company believes that if mortgage interest rates increase, they will likely be accompanied by improvements in economic conditions, which should mitigate the impact on demand. Absent unexpected changes in economic conditions and other unforeseen circumstances, these developments, combined with additional leverage of overhead expenditures from higher volumes, should allow the Company to improve its performance. The Company anticipates steady growth in its community count during the remainder of 2014. At March 31, 2014, the Company’s backlog of orders for new homes totaled 3,342 units, with a projected dollar value of $1.1 billion, reflecting a 29.1 percent increase in projected dollar value from $854.8 million at December 31, 2013. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions, as well as future sales rates. Although the Company’s outlook remains cautious, the strength of its balance sheet, additional liquidity and improved operating leverage have positioned it to successfully take advantage of any continued improvements in economic trends and in the demand for homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2013. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in the Company’s 2013 Annual Report on Form 10-K. The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report, which also appears within the Company’s 2013 Annual Report on Form 10-K.

At December 31, 2013, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2014, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On December 23, 2011, Countrywide Home Loans, Inc. filed a lawsuit against RMC in California, which was subsequently amended, alleging breach of contract related to repurchase obligations arising out of the sale of mortgage loans associated with a loan purchase agreement between Countrywide and RMC and breach of contract related to indemnity obligations. The Company intends to vigorously defend itself against the asserted allegations and causes of actions contained within this lawsuit. (See Note 18, “Commitments and Contingencies.”)

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that it is not probable that liabilities arising from these matters will have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three months ended March 31, 2014, compared to the risk factors set forth in the Company’s 2013 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At March 31, 2014, there was $142.3 million, or 3.6 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the three months ended March 31, 2014.

Item 6. Exhibits

10.1	2014 Executive Officer Long-Term Incentive Plan
(Incorporated by reference from Form 8-K, filed February 28, 2014)

10.2	Amendment No. 2 to 2012 Stock Unit Agreement
(Incorporated by reference from Form 8-K, filed March 5, 2014)

10.3	Amendment No. 2 to 2013 Stock Unit Agreement
(Incorporated by reference from Form 8-K, filed March 5, 2014)

10.4	2014 Stock Unit Agreement
(Incorporated by reference from Form 8-K, filed March 5, 2014)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

May 6, 2014	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2014	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

10.1	2014 Executive Officer Long-Term Incentive Plan
(Incorporated by reference from Form 8-K, filed February 28, 2014)

10.2	Amendment No. 2 to 2012 Stock Unit Agreement
(Incorporated by reference from Form 8-K, filed March 5, 2014)

10.3	Amendment No. 2 to 2013 Stock Unit Agreement
(Incorporated by reference from Form 8-K, filed March 5, 2014)

10.4	2014 Stock Unit Agreement
(Incorporated by reference from Form 8-K, filed March 5, 2014)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)