Form 10-Q
period 2014-06-30
RYLAND GROUP INC
filed 2014-07-31
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on July 30, 2014, was 46,940,881.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I. Financial Information	Consolidated Statements of Earnings and
Item 1. Financial Statements	Other Comprehensive Income (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2014	2013	2014	2013
REVENUES
Homebuilding	$566,244	$477,991	$1,047,729	$841,492
Financial services	11,145	15,004	19,343	26,183
TOTAL REVENUES	577,389	492,995	1,067,072	867,675

EXPENSES
Cost of sales	446,191	380,074	826,190	672,410
Selling, general and administrative	67,020	59,088	129,814	109,605
Financial services	13,079	7,378	22,688	14,236
Interest	-	3,081	-	6,843
TOTAL EXPENSES	526,290	449,621	978,692	803,094

OTHER INCOME
Gain from marketable securities, net	429	561	833	1,266
Other income	675	344	1,160	635
TOTAL OTHER INCOME	1,104	905	1,993	1,901
Income from continuing operations before taxes	52,203	44,279	90,373	66,482
Tax expense (benefit)	20,161	(186,952)	34,804	(186,753)
NET INCOME FROM CONTINUING OPERATIONS	32,042	231,231	55,569	253,235
(Loss) income from discontinued operations, net of taxes	-	(37)	-	76
NET INCOME	$32,042	$231,194	$55,569	$253,311
NET INCOME PER COMMON SHARE
Basic	$0.68	$5.01	$1.19	$5.52
Diluted	$0.57	$4.16	$0.99	$4.66
AVERAGE COMMON SHARES OUTSTANDING
Basic	46,914,902	46,035,775	46,747,403	45,736,648
Diluted	58,430,828	55,690,331	58,312,226	54,569,842
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2014	2013	2014	2013

Net income	$32,042	$231,194	$55,569	$253,311
Other comprehensive income (loss), net of tax:
Amortization of actuarial loss on defined benefit pension plan, net	4	-	9	-
Unrealized gain (loss) on marketable securities, available-for-sale, net	236	(851)	424	(975)
Other comprehensive income (loss), net of tax	240	(851)	433	(975)
Comprehensive income	$32,282	$230,343	$56,002	$252,336

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	JUNE 30,	DECEMBER 31,
(in thousands, except share data)	2014	2013
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$214,199	$227,986
Restricted cash	95,669	90,034
Marketable securities, available-for-sale	214,217	313,155
Total cash, cash equivalents and marketable securities	524,085	631,175
Housing inventories
Homes under construction	867,191	643,357
Land under development and improved lots	1,015,574	973,250
Consolidated inventory not owned	34,069	33,176
Total housing inventories	1,916,834	1,649,783
Property, plant and equipment	27,873	25,437
Mortgage loans held-for-sale	69,280	139,576
Net deferred taxes	155,377	185,904
Other	159,117	148,437
Assets of discontinued operations	-	30
TOTAL ASSETS	2,852,566	2,780,342

LIABILITIES
Accounts payable	190,777	172,841
Accrued and other liabilities	203,037	212,680
Financial services credit facilities	59,078	73,084
Debt	1,397,395	1,397,308
Liabilities of discontinued operations	-	504
TOTAL LIABILITIES	1,850,287	1,856,417

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—46,937,547 shares at June 30, 2014
(46,234,809 shares at December 31, 2013)	46,938	46,235
Retained earnings	939,211	862,968
Accumulated other comprehensive loss	(724)	(1,157)
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	985,425	908,046
NONCONTROLLING INTEREST	16,854	15,879
TOTAL EQUITY	1,002,279	923,925
TOTAL LIABILITIES AND EQUITY	$2,852,566	$2,780,342

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	SIX MONTHS ENDED
		JUNE 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$55,569	$253,235
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	10,131	8,873
Inventory and other asset impairments and write-offs	973	561
Realized gain on marketable securities	(406)	(577)
Decrease in deferred tax valuation allowance	-	(212,507)
Stock-based compensation expense	10,089	9,196
Changes in assets and liabilities:
Increase in inventories	(269,257)	(268,252)
Decrease in mortgage loans held-for-sale	70,296	19,557
Net change in other assets, payables and other liabilities	16,721	36,133
Other operating activities, net	(586)	(238)
Net cash used for operating activities from continuing operations	(106,470)	(154,019)
CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated joint ventures	(67)	(5,065)
Return of investment in unconsolidated joint ventures	433	250
Additions to property, plant and equipment	(9,875)	(8,260)
Purchases of marketable securities, available-for-sale	(239,115)	(497,613)
Proceeds from sales and maturities of marketable securities, available-for-sale	340,957	522,858
Cash paid to acquire a business	-	(31,007)
Net cash provided by (used for) investing activities from continuing operations	92,333	(18,837)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	-	267,500
Repayments of borrowings against revolving credit facilities, net	(14,006)	-
Decrease in short-term borrowings	(252)	(2,195)
Common stock dividends	(2,838)	(2,757)
Issuance of common stock under stock-based compensation	23,081	26,730
Increase in restricted cash	(5,635)	(7,763)
Net cash provided by financing activities from continuing operations	350	281,515
Net (decrease) increase in cash and cash equivalents from continuing operations	(13,787)	108,659
Cash flows from operating activities—discontinued operations	(27)	(24)
Cash flows from investing activities—discontinued operations	-	24
Cash and cash equivalents at beginning of period[1]	228,013	158,114
CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$214,199	$266,773
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(3,437)	$(1,641)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
(Increase) decrease in consolidated inventory not owned related to land options	$(975)	$5,444

1 Includes cash and cash equivalents of $27,000 associated with discontinued operations at December 31, 2013 and 2012.

2 Includes cash and cash equivalents of $27,000 associated with discontinued operations at June 30, 2013.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	(LOSS) INCOME[1]	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2014	$46,235	$862,968	$(1,157)	$908,046
Net income		55,569		55,569
Other comprehensive income, net of tax			433	433
Common stock dividends (per share $0.06)		(2,837)		(2,837)
Stock-based compensation	703	23,511		24,214
STOCKHOLDERS’ EQUITY BALANCE AT JUNE 30, 2014	$46,938	$939,211	$(724)	$985,425
NONCONTROLLING INTEREST				16,854
TOTAL EQUITY BALANCE AT JUNE 30, 2014				$1,002,279

[1]

At June 30, 2014, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on the defined benefit pension plan of $1.0 million, net of taxes of $635,000, and an unrealized gain on marketable securities, available-for-sale of $301,000. At December 31, 2013, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on the defined benefit pension plan of $1.0 million, net of taxes of $640,000, and an unrealized loss on marketable securities, available-for-sale of $123,000. (See Note 4, “Accumulated Other Comprehensive Loss.”)

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

The Consolidated Balance Sheet at June 30, 2014, the Consolidated Statements of Earnings and Other Comprehensive Income for the three- and six-month periods ended June 30, 2014 and 2013, the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014 and 2013, and the Consolidated Statement of Stockholders’ Equity as of and for the six-month period ended June 30, 2014, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2014, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the operating results expected for the year ending December 31, 2014.

Note 2.  Other Income

Other income primarily consists of cancellation income from forfeited sales contract deposits, insurance-related income, interest income and various other types of ancillary income. The Company’s other income totaled $675,000 and $344,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $1.2 million and $635,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

Note 3.  Comprehensive Income

Comprehensive income consists of net income; amortization of actuarial loss on the defined benefit pension plan; and the increase or decrease in unrealized gains or losses on available-for-sale marketable securities. Comprehensive income totaled $32.3 million and $230.3 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $56.0 million and $252.3 million for the six-month periods ended June 30, 2014 and 2013, respectively.

Note 4.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the actuarial loss on the defined benefit pension plan and unrealized gains or losses on available-for-sale marketable securities, as reported within the Consolidated Statement of Stockholders’ Equity. Changes in accumulated other comprehensive loss are reported as other comprehensive income or loss within the Consolidated Statements of Other Comprehensive Income.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Reclassification adjustments, which represent realized gains or losses on the sales of available-for-sale marketable securities, netted gains of $124,000 and $189,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and gains of $172,000 and $341,000 for the six-month periods ended June 30, 2014 and 2013, respectively. Realized gains or losses were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

The following table summarizes the components of other comprehensive income (loss) for the three- and six-month periods ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30, 2014
(in thousands)	GROSS OTHER COMPREHENSIVE INCOME (LOSS)	TAX BENEFIT	NET OTHER COMPREHENSIVE INCOME (LOSS)
Amortization of actuarial loss on defined benefit pension plan	$7	$(3)	$4
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	360	-	360
Less: reclassification adjustments for gains included in net income	(124)	-	(124)
Total unrealized gain on marketable securities, available-for-sale	236	-	236
Other comprehensive income	$243	$(3)	$240

		SIX MONTHS ENDED JUNE 30, 2014
Amortization of actuarial loss on defined benefit pension plan	$15	$(6)	$9
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	596	-	596
Less: reclassification adjustments for gains included in net income	(172)	-	(172)
Total unrealized gain on marketable securities, available-for-sale	424	-	424
Other comprehensive income	$439	$(6)	$433

		THREE MONTHS ENDED JUNE 30, 2013
Unrealized loss on marketable securities, available-for-sale:
Unrealized loss on marketable securities, available-for-sale	$(662)	$-	$(662)
Less: reclassification adjustments for gains included in net income	(189)	-	(189)
Total unrealized loss on marketable securities, available-for-sale	(851)	-	(851)
Other comprehensive loss	$(851)	$-	$(851)

		SIX MONTHS ENDED JUNE 30, 2013
Unrealized loss on marketable securities, available-for-sale:
Unrealized loss on marketable securities, available-for-sale	$(634)	$-	$(634)
Less: reclassification adjustments for gains included in net income	(341)	-	(341)
Total unrealized loss on marketable securities, available-for-sale	(975)	-	(975)
Other comprehensive loss	$(975)	$-	$(975)

Note 5.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $214.2 million and $228.0 million at June 30, 2014 and December 31, 2013, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At June 30, 2014 and December 31, 2013, the Company had restricted cash of $95.7 million and $90.0 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $93.4 million and $89.5 million at June 30, 2014 and December 31, 2013, respectively. In addition, Ryland Mortgage Company and RMC Mortgage Corporation and its subsidiaries (“RMCMC”), collectively referred to as “RMC,”

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

had restricted cash related to funds held in trust for third parties of $2.3 million and $487,000 at June 30, 2014 and December 31, 2013, respectively.

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

Selected Segment Information

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands)	2014	2013	2014	2013
REVENUES
Homebuilding
North	$154,111	$147,818	$287,675	$243,500
Southeast	140,791	130,608	267,458	235,827
Texas	125,138	100,213	236,289	177,550
West	146,204	99,352	256,307	184,615
Financial services	11,145	15,004	19,343	26,183
Total	$577,389	$492,995	$1,067,072	$867,675
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$14,954	$12,742	$25,748	$16,081
Southeast	17,263	11,910	32,120	19,115
Texas	9,576	8,749	17,423	13,772
West	18,145	10,066	30,873	17,972
Financial services	(1,909)	7,626	(3,320)	11,947
Corporate and unallocated	(5,826)	(6,814)	(12,471)	(12,405)
Total	$52,203	$44,279	$90,373	$66,482

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table provides the Company’s total assets by segment at June 30, 2014 and December 31, 2013:

	JUNE 30, 2014
(in thousands)	HOUSING INVENTORIES	OTHER ASSETS	TOTAL ASSETS
Homebuilding
North	$549,795	$52,240	$602,035
Southeast	495,327	27,458	522,785
Texas	335,248	35,883	371,131
West	536,464	46,531	582,995
Financial services	-	123,919	123,919
Corporate and unallocated	-	649,701	649,701
Total	$1,916,834	$935,732	$2,852,566

Homebuilding			DECEMBER 31, 2013
North	$464,777	$48,314	$513,091
Southeast	397,237	24,143	421,380
Texas	290,018	37,310	327,328
West	497,751	30,248	527,999
Financial services	-	193,652	193,652
Corporate and unallocated	-	796,862	796,862
Total	$1,649,783	$1,130,529	$2,780,312

Note 7.  Earnings Per Share Reconciliation

The Company computes earnings per share in accordance with ASC No. 260, (“ASC 260”), “Earnings per Share,” which requires earnings per share for each class of stock to be calculated using the two-class method. The two-class method is the method by which a company allocates earnings or loss between holders of its common stock and its participating security holders. Under the two-class method, the allocation of earnings or loss between common shareholders and other security holders is based on their respective participation rights in dividends and undistributed earnings for the reporting period. All outstanding nonvested shares of restricted stock that contain non-forfeitable rights to dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s nonvested shares of restricted stock with nonforfeitable rights to dividends are considered participating securities in accordance with ASC 260. As all of the nonvested shares of restricted stock with nonforfeitable rights to dividends vested in March 2014, the Company had no outstanding participating securities during the three-month period ended June 30, 2014.

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

The following table displays the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except share data)	2014	2013	2014	2013
NUMERATOR
Net income from continuing operations	$32,042	$231,231	$55,569	$253,235
Net (loss) income from discontinued operations	-	(37)	-	76
Less: distributed earnings allocated to nonvested restricted stock	-	(3)	-	(7)
Less: undistributed earnings allocated to nonvested restricted stock	-	(543)	(35)	(954)
Numerator for basic income per share	32,042	230,648	55,534	252,350
Plus: interest on 1.6 percent convertible senior notes due 2018	729	729	1,458	1,458
Plus: interest on 0.25 percent convertible senior notes due 2019	299	110	598	110
Plus: undistributed earnings allocated to nonvested restricted stock	-	543	35	954
Less: undistributed earnings reallocated to nonvested restricted stock	-	(450)	(28)	(803)
Numerator for diluted income per share	$33,070	$231,580	$57,597	$254,069

DENOMINATOR
Basic earnings per share—weighted-average shares	46,914,902	46,035,775	46,747,403	45,736,648
Effect of dilutive securities:
Share-based payments	926,184	1,024,134	975,081	1,001,655
1.6 percent convertible senior notes due 2018	7,023,780	7,023,780	7,023,780	7,023,780
0.25 percent convertible senior notes due 2019	3,565,962	1,606,642	3,565,962	807,759
Diluted earnings per share—adjusted weighted-average shares and assumed conversions	58,430,828	55,690,331	58,312,226	54,569,842

NET INCOME PER COMMON SHARE
Basic	$0.68	$5.01	$1.19	$5.52
Diluted	$0.57	$4.16	$0.99	$4.66

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

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 2014 and December 31, 2013, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three-month periods ended June 30, 2014 and 2013, net realized earnings associated with the Company’s investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, totaled $429,000 and $561,000, respectively. For the six-month periods ended June 30, 2014 and 2013, net realized earnings totaled $833,000 and $1.3 million, respectively. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings. Realized gains or losses on the sales of marketable securities were included as reclassification adjustments. (See Note 4, “Accumulated Other Comprehensive Loss.”)

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

				JUNE 30, 2014
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$47,101	$113	$-	$47,214
Obligations of U.S. government agencies	15,246	8	(1)	15,253
Municipal debt securities	16,884	1,039	(420)	17,503
Corporate debt securities	107,511	116	(17)	107,610
Asset-backed securities	17,542	92	(9)	17,625
Total debt securities	204,284	1,368	(447)	205,205
Time deposits	1,069	-	-	1,069
Short-term pooled investments	7,943	-	-	7,943
Total marketable securities, available-for-sale	$213,296	$1,368	$(447)	$214,217

			DECEMBER 31, 2013
Type of security:
U.S. Treasury securities	$76,355	$149	$-	$76,504
Obligations of U.S. government agencies	17,074	2	(8)	17,068
Municipal debt securities	33,492	492	(1,008)	32,976
Corporate debt securities	157,798	102	(21)	157,879
Asset-backed securities	20,433	76	(20)	20,489
Total debt securities	305,152	821	(1,057)	304,916
Time deposits	1,606	-	-	1,606
Short-term pooled investments	6,633	-	-	6,633
Total marketable securities, available-for-sale	$313,391	$821	$(1,057)	$313,155

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

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	JUNE 30, 2014	DECEMBER 31, 2013
Contractual maturity:
Maturing in one year or less	$87,475	$129,384
Maturing after one year through three years	95,901	154,169
Maturing after three years	21,829	21,363
Total debt securities	205,205	304,916
Time deposits and short-term pooled investments	9,012	8,239
Total marketable securities, available-for-sale	$214,217	$313,155

Note 9.  Housing Inventories

Housing inventories consist principally of homes under construction and land under development and improved lots. Inventory includes land and development costs; direct construction costs; certain capitalized indirect construction costs; capitalized interest; and real estate taxes. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Inventories to be held and used

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to their fair values.

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales absorption rates; construction costs; local municipality fees; warranty, closing, carrying, selling, overhead and other related costs; or on similar assets to determine if the realizable values of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and in other communities located within the same geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices of similar products in neighboring communities and sales prices of similar products in non-neighboring communities located within the same geographic area. In order to estimate the costs of building and delivering homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period of time or where the operating life extends beyond several years, slight increases over current sales prices may be assumed in later years. Once a community is considered to be impaired, the Company’s determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks associated with the continuing assets. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At June 30, 2014 and December 31, 2013, valuation reserves related to impaired inventories totaled $141.0 million and $154.8 million, respectively. The net carrying values of the related inventories totaled $151.8 million and $155.9 million at June 30, 2014 and December 31, 2013, respectively.

The Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the second quarters of 2014 and 2013, the Company wrote off preacquisition feasibility costs of $490,000 and $358,000, respectively. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized when the related inventory is delivered to homebuyers. The following table summarizes the activity that relates to capitalized interest:

(in thousands)	2014	2013
Capitalized interest at January 1	$89,619	$82,773
Interest capitalized	34,283	26,653
Interest amortized to cost of sales	(22,246)	(23,690)
Capitalized interest at June 30	$101,656	$85,736
Interest incurred	$34,283	$33,496

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

		JUNE 30, 2014			DECEMBER 31, 2013
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	7,541	7,278	14,819	6,382	7,455	13,837
Southeast	8,994	2,525	11,519	8,114	2,439	10,553
Texas	4,033	3,331	7,364	3,886	3,147	7,033
West	5,345	1,286	6,631	5,158	1,561	6,719
Total	25,913	14,420	40,333	23,540	14,602	38,142

Note 10.  Goodwill and Other Intangible Assets

The Company records goodwill associated with its business acquisitions when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. The Company’s goodwill balance was $36.9 million at June 30, 2014, which included $13.5 million in the North, $8.1 million in the Southeast, $6.6 million in Texas and $8.7 million in the West. The Company’s goodwill balance was $37.1 million at December 31, 2013, which included $13.7 million in the North, $8.1 million in the Southeast, $6.6 million in Texas and $8.7 million in the West. Goodwill was included in “Other” assets within the Consolidated Balance Sheets. ASC No. 350 (“ASC 350”), “Intangibles–Goodwill and Other,” requires that goodwill and certain intangible assets be reviewed for impairment at least annually. The Company performs impairment tests of its goodwill annually as of November 30 or whenever significant events or changes occur that indicate impairment of goodwill may exist. The Company tests goodwill for impairment by using the two-step process prescribed in ASC 350. The first step identifies potential impairment, while the second step measures the amount of impairment.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. At June 30, 2014 and December 31, 2013, all of the Company’s joint ventures were unconsolidated and accounted for under the equity method as it did not have a controlling financial interest in the joint ventures. (See Note 12, “Investments in Joint Ventures.”) Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. The Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. In accordance with the requirements of ASC 810, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of ASC 810, the Company consolidated $34.1 million and $33.2 million of inventory not owned related to a lot option purchase contract at June 30, 2014 and December 31, 2013, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $17.2 million and $17.3 million of its related cash deposits for the lot option purchase contract at June 30, 2014 and December 31, 2013, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $16.9 million and $15.9 million with respect to the consolidation of the contract at June 30, 2014 and December 31, 2013, respectively, representing the selling entities’ ownership interest in the VIE. Additionally, the Company had cash deposits and/or letters of credit totaling $34.6 million and $36.6 million at June 30, 2014 and December 31, 2013, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $471.9 million and $482.8 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 12.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. It participates in a number of joint ventures in which it does not have a controlling interest. As of June 30, 2014, the Company participated in six active homebuilding joint ventures in the Austin, Chicago, Denver, San Antonio and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment’s total estimated share of lots owned by the Company under its joint ventures:

	JUNE 30, 2014	DECEMBER 31, 2013
North	155	150
Texas	252	252
West	226	226
Total	633	628

At June 30, 2014 and December 31, 2013, the Company’s investments in its unconsolidated joint ventures totaled $12.7 million and $12.6 million, respectively, and were included in “Other” assets within the Consolidated

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Balance Sheets. For the three months ended June 30, 2014 and 2013, the Company’s equity in earnings from its unconsolidated joint ventures totaled $261,000 and $77,000, respectively. For the six months ended June 30, 2014 and 2013, the Company’s equity in earnings from its unconsolidated joint ventures totaled $363,000 and $241,000, respectively.

Note 13.  Debt and Credit Facilities

The following table presents the composition of the Company’s homebuilder debt and its financial services credit facilities at June 30, 2014 and December 31, 2013:

(in thousands)	JUNE 30, 2014	DECEMBER 31, 2013
Senior notes
5.4 percent senior notes due January 2015	$126,481	$126,481
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	250,000
Convertible senior notes
1.6 percent convertible senior notes due May 2018	225,000	225,000
0.25 percent convertible senior notes due June 2019	267,500	267,500
Total senior notes and convertible senior notes	1,398,981	1,398,981
Debt discount	(2,023)	(2,362)
Senior notes and convertible senior notes, net	1,396,958	1,396,619
Secured notes payable	437	689
Total debt	$1,397,395	$1,397,308
Financial services credit facilities	$59,078	$73,084

At June 30, 2014, the Company had outstanding (a) $126.5 million of 5.4 percent senior notes due January 2015; (b) $230.0 million of 8.4 percent senior notes due May 2017; (c) $225.0 million of 1.6 percent convertible senior notes due May 2018; (d) $267.5 million of 0.25 percent convertible senior notes due June 2019; (e) $300.0 million of 6.6 percent senior notes due May 2020; and (f) $250.0 million of 5.4 percent senior notes due October 2022. Each of the senior notes pays interest semiannually and all, except for the convertible senior notes due May 2018 and June 2019, may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $97.5 million and $93.6 million under these agreements at June 30, 2014 and December 31, 2013, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2014 and December 31, 2013, outstanding seller-financed nonrecourse secured notes payable totaled $437,000 and $689,000, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at June 30, 2014.

During the second quarter of 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which will expire in April 2015. This facility is used to fund, and is secured by, mortgages that were

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

originated by RMCMC and are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2014, RMCMC was in compliance with these covenants. RMCMC had outstanding borrowings against this credit facility that totaled $19.3 million at June 30, 2014. The weighted-average effective interest rate on the outstanding borrowings against this facility was 3.0 percent at June 30, 2014.

During 2011, RMCMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”), which was subsequently increased to $100.0 million during 2014 and will expire in December 2014. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of the facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2014, RMCMC was in compliance with these covenants. RMCMC had outstanding borrowings against this credit facility that totaled $39.8 million and $73.1 million at June 30, 2014 and December 31, 2013, respectively. The weighted-average effective interest rate on the outstanding borrowings against this facility was 3.4 percent at June 30, 2014 and December 31, 2013.

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

Level 1 fair values are those determined using quoted prices in active markets for identical assets or liabilities. Level 2 fair values are those determined using directly or indirectly observable inputs in the marketplace that are other than Level 1 inputs. Level 3 fair values are those determined using unobservable inputs, including the use of internal assumptions, estimates or models. Valuations, therefore, are sensitive to the assumptions used for these items. Fair values represent the Company’s best estimates as of the balance sheet date and are based on existing conditions and available information at the issuance date of these financial statements. Subsequent changes in conditions or available information may change assumptions and estimates.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table displays the values and methods used for measuring the fair values of financial instruments on a recurring basis:

			FAIR VALUE
(in thousands)	HIERARCHY	JUNE 30, 2014	DECEMBER 31, 2013
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$47,214	$76,504
Obligations of U.S. government agencies	Level 1	15,253	17,068
Municipal debt securities	Level 2	17,503	32,976
Corporate debt securities	Level 2	107,610	157,879
Asset-backed securities	Level 2	17,625	20,489
Time deposits	Level 2	1,069	1,606
Short-term pooled investments	Level 1	7,943	6,633
Mortgage loans held-for-sale	Level 2	69,280	139,576
Mortgage interest rate lock commitments	Level 2	8,410	5,218
Forward-delivery contracts	Level 2	2,139	2,261

Marketable Securities, Available-for-sale

At June 30, 2014 and December 31, 2013, the Company had $214.2 million and $313.2 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government agencies; municipal debt securities; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. The Company’s marketable securities, available-for-sale that were identified as Level 2 were valued based on quoted market prices of similar instruments. (See Note 8, “Marketable Securities, Available-for-sale.”)

Other Financial Instruments

Mortgage loans held-for-sale and forward-delivery contracts are based on quoted market prices of similar instruments (Level 2). Interest rate lock commitments (“IRLCs”) are valued at their aggregate market price premium or deficit, plus a servicing premium, multiplied by the projected close ratio (Level 2). The market price premium or deficit is based on quoted market prices of similar instruments; the servicing premium is based on contractual investor guidelines for each product; and the projected close ratio is determined utilizing an external modeling system, widely used within the industry, to estimate customer behavior at an individual loan level. At June 30, 2014 and December 31, 2013, contractual principal amounts of mortgage loans held-for-sale totaled $67.2 million and $137.5 million, respectively. The fair values of IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets.

Gains realized on the IRLC pipeline, including activity and changes in fair value, totaled $2.3 million and $3.2 million for the three- and six-month periods ended June 30, 2014, respectively, compared to losses realized on the IRLC pipeline that totaled $4.2 million and $2.9 million for the three- and six-month periods ended June 30, 2013, respectively. Losses on forward-delivery contracts used to hedge IRLCs totaled $4.2 million and $7.2 million for the three- and six-month periods ended June 30, 2014, respectively, compared to gains on forward-delivery contracts that totaled $9.6 million and $10.3 million for the three- and six-month periods ended June 30, 2013, respectively. Gains on loan sales totaled $7.4 million and $12.8 million for the three- and six-month periods ended June 30, 2014, respectively, and $3.6 million and $8.3 million for the three- and six-month periods ended June 30, 2013, respectively. Net gains and losses related to IRLCs, forward-delivery contracts and loan sales were included in “Financial services” revenues within the Consolidated Statements of Earnings.

The excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $2.1 million at June 30, 2014 and December 31, 2013. These amounts were

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

included in “Financial services” revenues within the Consolidated Statements of Earnings. At June 30, 2014, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $466,000 and an aggregate unpaid principal balance of $737,000. At December 31, 2013, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $467,000 and an aggregate unpaid principal balance of $738,000.

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

Based on an evaluation of positive and negative evidence regarding its ability to realize its deferred tax assets in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” at June 30, 2013, the Company concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that all of its federal deferred tax assets would be realized. These significant changes in evidence at June 30, 2013, led the Company to determine that it was appropriate to reverse the valuation allowance against its deferred tax assets. As a result, the Company reversed $187.5 million of the valuation allowance against its deferred tax assets, which was calculated on an annual basis, during the second quarter of 2013. After this reversal, the Company had a valuation allowance of $46.4 million against its deferred tax assets, which was used to offset income during the second half of 2013. At June 30, 2014 and December 31, 2013, the Company had net deferred tax assets of $155.4 million and $185.9 million, respectively, with no valuation allowance against its deferred tax assets.

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

The Company’s provision for income tax presented overall effective income tax expense rates of 38.6 percent and 38.5 percent for the three and six months ended June 30, 2014, respectively. For the three and six months ended

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

June 30, 2013, the Company’s provision for income tax presented overall effective income tax benefit rates of 422.6 percent and 280.6 percent, respectively. The change in the overall effective income tax rates for 2014, as compared to 2013, was primarily due to the reversal of the Company’s deferred tax asset valuation allowance during the period ended June 30, 2013.

Note 16.  Long-Term Incentive and Supplemental Executive Retirement Plans

Executive Officer Long-Term Incentive Plan (“LTIP”)

During 2014, the Company’s Board of Directors approved the 2014 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2014 LTIP provides for a target award of 141,566 performance share units, which are equivalent to shares of common stock. The 2014 LTIP will use a three-year long-term performance period and measure the Company’s relative total stockholder return (“TSR”) and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2016. Half of the target amount of performance shares is earned by an executive officer if the Company’s TSR is at the 50th percentile of the performance of the compensation peer group as measured over the long-term performance period. If its relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company’s revenue growth over the long-term performance period is 30 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 20 percent or increased to a maximum level of 200 percent for revenue growth at or above 40 percent. There are incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

During 2013, the Company’s Board of Directors approved the 2013 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2013 LTIP provides for a target award of 135,332 performance share units, which are equivalent to shares of common stock. The 2013 LTIP will use a three-year long-term performance period and measure the Company’s relative TSR and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2015. Half of the target amount of performance shares is earned by an executive officer if the Company’s TSR is at the 50th percentile of the performance of the compensation peer group as measured over the long-term performance period. If its relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company’s revenue growth over the long-term performance period is 60 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 45 percent or increased to a maximum level of 200 percent for revenue growth at or above 75 percent. There are incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

Supplemental Executive Retirement Plan

The Company has a supplemental, unfunded, nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with the plan, the Company has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and to finance its related benefits. The trusts are owners and

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The value of the assets held in trust totaled $15.6 million and $15.2 million at June 30, 2014 and December 31, 2013, respectively, and was included in “Other” assets within the Consolidated Balance Sheets.

The following table provides the costs recognized and benefits paid for the Company’s supplemental, unfunded, nonqualified retirement plan during the three- and six-month periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2014	2013	2014	2013
Service costs	$-	$10	$-	$20
Interest costs	173	215	294	429
Amortization of unrecognized actuarial loss	7	-	15	-
Total costs	$180	$225	$309	$449
Benefits paid	$-	$-	$90	$-

The Company recognized investment gains on the cash surrender value of the insurance contracts of $418,000 and $40,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and investment gains of $553,000 and $745,000 for the six-month periods ended June 30, 2014 and 2013, respectively. The $15.6 million and $15.4 million projected benefit obligations at June 30, 2014 and December 31, 2013, respectively, were equal to the liabilities included in “Accrued and other liabilities” within the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 2.0 percent and 5.5 percent for the six-month periods ended June 30, 2014 and 2013, respectively.

The expected future payouts for the Company’s supplemental executive retirement plan as of June 30, 2014, are as follows: 2015—$1.5 million; 2016—$5.4 million; 2017—$1.6 million; 2018—$2.9 million; and 2019 through 2023—$3.2 million.

Note 17.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments and those granted to senior executives generally vest in one installment at the end of a three-year performance period. At June 30, 2014 and December 31, 2013, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,348,345 and 3,303,855, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 117,830 and 138,830 stock awards available for future grant in accordance with the Director Plan at June 30, 2014 and December 31, 2013, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

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

The Company recorded stock-based compensation expense of $4.5 million and $4.7 million for the three months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense totaled $10.1 million and $9.2 million for the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation expenses have been allocated to the Company’s business units and included in “Financial services” and “Selling, general and administrative” expenses within the Consolidated Statements of Earnings.

A summary of stock option activity in accordance with the Company’s equity incentive plans as of June 30, 2014 and 2013, and changes for the six-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2013	3,419,423	$26.92	2.9
Granted	-	-
Exercised	(779,394)	25.38
Forfeited	(60,289)	21.24
Options outstanding at June 30, 2013	2,579,740	$27.52	2.7	$39,960
Available for future grant	3,132,053
Total shares reserved at June 30, 2013	5,711,793
Options exercisable at June 30, 2013	1,868,765	$31.14	1.9	$24,266
Options outstanding at January 1, 2014	2,326,201	$27.02	2.3
Granted	-	-
Exercised	(539,733)	29.24
Forfeited	(15,473)	21.57
Options outstanding at June 30, 2014	1,770,995	$26.39	2.4	$30,216
Available for future grant	3,348,345
Total shares reserved at June 30, 2014	5,119,340
Options exercisable at June 30, 2014	1,544,332	$27.49	2.0	$25,571

Stock-based compensation expense related to employee stock options totaled $429,000 and $965,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $1.1 million and $2.1 million for the six-month periods ended June 30, 2014 and 2013, respectively.

The intrinsic values of stock options exercised during the three-month periods ended June 30, 2014 and 2013, totaled $967,000 and $8.4 million, respectively. The intrinsic values of stock options exercised during the six-month periods ended June 30, 2014 and 2013, totaled $7.9 million and $13.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards and LTIP awards to senior executives totaled $3.8 million and $3.6 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $8.5

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

million and $6.8 million for the six-month periods ended June 30, 2014 and 2013, respectively. (See Note 16, “Long-Term Incentive and Supplemental Executive Retirement Plans,” for details on the LTIP.)

The following table summarizes activity that relates to the Company’s restricted stock unit awards:

	2014	2013
Restricted stock units at January 1	539,106	774,217
Shares awarded	131,597	143,594
Shares vested	(298,791)	(354,369)
Shares forfeited	(3,828)	(21,534)
Restricted stock units at June 30	368,084	541,908

At June 30, 2014, the outstanding restricted stock units are expected to vest as follows: 2015—235,245; 2016—88,975; and 2017—43,864.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $189,000 and $175,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $436,000 and $385,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

Note 18.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At June 30, 2014 and December 31, 2013, it had cash deposits and letters of credit outstanding that totaled $72.7 million and $73.0 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $908.8 million and $869.1 million, respectively. At June 30, 2014 and December 31, 2013, the Company had $4.1 million and $2.5 million, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. During 2014 and 2013, the increasing interest rate environment resulted in loan commitments being extended up to 270 days. The Company had outstanding IRLCs with notional amounts that totaled $288.4 million and $269.2 million at June 30, 2014 and December 31, 2013, respectively. Hedging instruments, including forward-delivery contracts, are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds or letters of credit in support of its contractual obligations. At June 30, 2014, performance bonds totaled $172.1 million, while performance-related cash deposits and letters of credit totaled $72.9 million. At December 31, 2013, performance bonds totaled $138.9 million, while performance-related cash deposits and letters of credit totaled $64.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; it does not, however, believe that any currently outstanding bonds or letters of credit will be called.

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

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	SIX MONTHS
	ENDED JUNE 30,	TWELVE MONTHS ENDED DECEMBER 31,
	2014	2013	2012	2011	2010	2009
Prime	65.3%	57.2%	48.6%	42.2%	34.9%	32.9%
Government (FHA/VA/USDA)	34.7	42.8	51.4	57.8	65.1	67.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	733	733	731	726	723	717
Average combined loan-to-value ratio	88.3%	89.8%	90.1%	90.3%	90.8%	91.4%

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

The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses through the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company has accrued $17.3 million for these types of claims as of June 30, 2014, but it may have additional exposure. (See “Part II, Item 1, Legal Proceedings.”)

The following table displays the changes in the Company’s mortgage loan loss reserves and related legal reserves during the six-month periods presented:

(in thousands)	2014	2013
Balance at January 1	$11,472	$10,484
Provision for losses	6,056	819
Settlements made	(231)	(586)
Balance at June 30	$17,297	$10,717

During the second quarter of 2014, the Company increased its legal reserve by $5.8 million related to the pending settlement of Ryland Mortgage Company’s lawsuit with Countrywide Home Loans, Inc. (“Countrywide”) and any other potential claims related to repurchase and indemnity obligations arising out of the sale of mortgage loans associated with loan purchase agreements between Countrywide and Ryland Mortgage Company. (See Note 22, “Subsequent Event.”)

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

The following table summarizes the changes in the Company’s product liability reserves during the six-month periods presented:

(in thousands)	2014	2013
Balance at January 1	$23,139	$18,188
Warranties issued	4,562	2,864
Changes in liability for accruals related to pre-existing warranties	657	495
Settlements made	(4,679)	(2,909)
Balance at June 30	$23,679	$18,638

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves, as collectability of claims against subcontractors enrolled in the RHIC program is generally higher. At June 30, 2014 and December 31, 2013, RHIC had $13.3 million and $13.9 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

The following table displays changes in RHIC’s insurance reserves during the six-month periods presented:

(in thousands)	2014	2013
Balance at January 1	$13,857	$14,813
Insurance expense provisions or adjustments	1,900	-
Loss expenses paid	(2,488)	(1,180)
Balance at June 30	$13,269	$13,633

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

In view of the inherent unpredictability of outcomes in legal matters, particularly where (a) damages sought are speculative, unspecified or indeterminate; (b) proceedings are in the early stages or impacted significantly by future legal determinations or judicial decisions; (c) matters involve unsettled questions of law, multiple parties, or complex facts and circumstances; or (d) insured risk transfer or coverage is undetermined, there is considerable uncertainty surrounding the timing or resolution of these matters, including a possible eventual loss. Given this inherent unpredictability, actual future litigation costs could differ from the Company’s current estimates. At the same time, the Company believes that adequate provisions have been made for the resolution of all known claims

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

and pending litigation for probable losses. In accordance with ASC No. 450 (“ASC 450”), “Contingencies,” the Company accrues amounts for legal matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may occasionally need to adjust the accruals to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with ASC 450, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. For matters as to which the Company believes a loss is probable and reasonably estimable, it had legal reserves of $21.7 million and $17.2 million at June 30, 2014 and December 31, 2013, respectively. (See “Part II, Item 1, Legal Proceedings.”) It currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $1.6 million in the aggregate.

Note 19.  New Accounting Pronouncements

ASU 2014-08

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 are intended to change the criteria for reporting discontinued operations and enhance convergence between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the organization’s operations and financial results should be presented as a discontinued operation. Additionally, expanded disclosures about discontinued operations are required, as well as disclosure of the pretax income attributable to the disposal of a significant part of an organization that does not qualify as a discontinued operation. A public entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2014, and for interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 provide guidance on revenue recognition and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2014
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$297,734	$280,874	$11,145	$(12,364)	$577,389
EXPENSES	268,737	256,838	13,079	(12,364)	526,290
OTHER INCOME	790	289	25	-	1,104
Income (loss) from continuing operations before taxes	29,787	24,325	(1,909)	-	52,203
Tax expense (benefit)	11,505	9,394	(738)	-	20,161
Equity in net earnings of subsidiaries	13,760	-	-	(13,760)	-
NET INCOME (LOSS)	$32,042	$14,931	$(1,171)	$(13,760)	$32,042

	SIX MONTHS ENDED JUNE 30, 2014
REVENUES	$548,141	$521,108	$19,343	$(21,520)	$1,067,072
EXPENSES	497,607	479,917	22,688	(21,520)	978,692
OTHER INCOME	1,485	483	25	-	1,993
Income (loss) from continuing operations before taxes	52,019	41,674	(3,320)	-	90,373
Tax expense (benefit)	20,033	16,050	(1,279)	-	34,804
Equity in net earnings of subsidiaries	23,583	-	-	(23,583)	-
NET INCOME (LOSS)	$55,569	$25,624	$(2,041)	$(23,583)	$55,569

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2013
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
REVENUES	$269,336	$219,784	$15,004	$(11,129)	$492,995
EXPENSES	250,168	203,204	7,378	(11,129)	449,621
OTHER INCOME	792	113	-	-	905
Income from continuing operations before taxes	19,960	16,693	7,626	-	44,279
Tax (benefit) expense	(101,273)	(85,769)	90	-	(186,952)
Equity in net earnings of subsidiaries	109,998	-	-	(109,998)	-
Net income from continuing operations	231,231	102,462	7,536	(109,998)	231,231
Loss from discontinued operations, net of taxes	(37)	(12)	-	12	(37)
NET INCOME	$231,194	$102,450	$7,536	$(109,986)	$231,194

	SIX MONTHS ENDED JUNE 30, 2013
REVENUES	$471,634	$388,823	$26,183	$(18,965)	$867,675
EXPENSES	443,788	364,035	14,236	(18,965)	803,094
OTHER INCOME	1,682	219	-	-	1,901
Income from continuing operations before taxes	29,528	25,007	11,947	-	66,482
Tax (benefit) expense	(101,187)	(85,695)	129	-	(186,753)
Equity in net earnings of subsidiaries	122,520	-	-	(122,520)	-
Net income from continuing operations	253,235	110,702	11,818	(122,520)	253,235
Income from discontinued operations, net of taxes	76	41	-	(41)	76
NET INCOME	$253,311	$110,743	$11,818	$(122,561)	$253,311

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED JUNE 30, 2014
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Net income (loss)	$32,042	$14,931	$(1,171)	$(13,760)	$32,042
Other comprehensive income, net of tax:
Amortization of actuarial loss on defined benefit pension plan, net	4	-	-	-	4
Unrealized gain on marketable securities, available-for-sale, net	236	-	-	-	236
Other comprehensive income, net of tax	240	-	-	-	240
Comprehensive income (loss)	$32,282	$14,931	$(1,171)	$(13,760)	$32,282

	SIX MONTHS ENDED JUNE 30, 2014
Net income (loss)	$55,569	$25,624	$(2,041)	$(23,583)	$55,569
Other comprehensive income, net of tax:
Amortization of actuarial loss on defined benefit pension plan, net	9	-	-	-	9
Unrealized gain on marketable securities, available-for-sale, net	424	-	-	-	424
Other comprehensive income, net of tax	433	-	-	-	433
Comprehensive income (loss)	$56,002	$25,624	$(2,041)	$(23,583)	$56,002

	THREE MONTHS ENDED JUNE 30, 2013
Net income	$231,194	$102,450	$7,536	$(109,986)	$231,194
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, available-for-sale, net	(851)	-	-	-	(851)
Other comprehensive loss, net of tax	(851)	-	-	-	(851)
Comprehensive income	$230,343	$102,450	$7,536	$(109,986)	$230,343

	SIX MONTHS ENDED JUNE 30, 2013
Net income	$253,311	$110,743	$11,818	$(122,561)	$253,311
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, available-for-sale, net	(975)	-	-	-	(975)
Other comprehensive loss, net of tax	(975)	-	-	-	(975)
Comprehensive income	$252,336	$110,743	$11,818	$(122,561)	$252,336

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	JUNE 30, 2014
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$19,126	$186,748	$8,325	$-	$214,199
Marketable securities and restricted cash	283,188	-	26,698	-	309,886
Consolidated inventory owned	1,147,784	734,981	-	-	1,882,765
Consolidated inventory not owned	17,215	-	16,854	-	34,069
Total housing inventories	1,164,999	734,981	16,854	-	1,916,834
Investment in subsidiaries	388,872	-	-	(388,872)	-
Intercompany receivables	497,494	-	3,438	(500,932)	-
Other assets	270,191	56,011	85,445	-	411,647
TOTAL ASSETS	2,623,870	977,740	140,760	(889,804)	2,852,566

LIABILITIES
Accounts payable and other accrued liabilities	241,050	115,122	37,642	-	393,814
Financial services credit facilities	-	-	59,078	-	59,078
Debt	1,397,395	-	-	-	1,397,395
Intercompany payables	-	500,932	-	(500,932)	-
TOTAL LIABILITIES	1,638,445	616,054	96,720	(500,932)	1,850,287
EQUITY
STOCKHOLDERS’ EQUITY	985,425	361,686	27,186	(388,872)	985,425
NONCONTROLLING INTEREST	-	-	16,854	-	16,854
TOTAL LIABILITIES AND EQUITY	$2,623,870	$977,740	$140,760	$(889,804)	$2,852,566

	DECEMBER 31, 2013
ASSETS
Cash and cash equivalents	$25,521	$193,356	$9,109	$-	$227,986
Marketable securities and restricted cash	377,267	-	25,922	-	403,189
Consolidated inventory owned	955,943	660,664	-	-	1,616,607
Consolidated inventory not owned	17,297	-	15,879	-	33,176
Total housing inventories	973,240	660,664	15,879	-	1,649,783

Investment in subsidiaries	369,580	-	-	(369,580)	-
Intercompany receivables	517,057	-	-	(517,057)	-
Other assets	290,153	54,052	155,149	-	499,354
Assets of discontinued operations	-	30	-	-	30
TOTAL ASSETS	2,552,818	908,102	206,059	(886,637)	2,780,342

LIABILITIES
Accounts payable and other accrued liabilities	247,328	106,420	31,773	-	385,521
Financial services credit facility	-	-	73,084	-	73,084
Debt	1,397,308	-	-	-	1,397,308
Intercompany payables	-	465,252	51,805	(517,057)	-
Liabilities of discontinued operations	136	368	-	-	504
TOTAL LIABILITIES	1,644,772	572,040	156,662	(517,057)	1,856,417
EQUITY
STOCKHOLDERS’ EQUITY	908,046	336,062	33,518	(369,580)	908,046
NONCONTROLLING INTEREST	-	-	15,879	-	15,879
TOTAL LIABILITIES AND EQUITY	$2,552,818	$908,102	$206,059	$(886,637)	$2,780,342

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2014
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$55,569	$25,624	$(2,041)	$(23,583)	$55,569
Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by operating activities	16,095	4,489	203	-	20,787
Changes in assets and liabilities	(207,928)	(69,021)	71,126	23,583	(182,240)
Other operating activities, net	(586)	-	-	-	(586)
Net cash (used for) provided by operating activities from continuing operations	(136,850)	(38,908)	69,288	-	(106,470)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	366	-	-	-	366
Additions to property, plant and equipment	(6,448)	(3,380)	(47)	-	(9,875)
Purchases of marketable securities, available-for-sale	(238,315)	-	(800)	-	(239,115)
Proceeds from sales and maturities of marketable securities, available-for-sale	339,157	-	1,800	-	340,957
Net cash provided by (used for) investing activities from continuing operations	94,760	(3,380)	953	-	92,333
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	(252)	-	-	-	(252)
Repayments of borrowings against revolving credit facilities, net	-	-	(14,006)	-	(14,006)
Common stock dividends and stock-based compensation	20,243	-	-	-	20,243
Increase in restricted cash	(3,859)	-	(1,776)	-	(5,635)
Intercompany balances	19,563	35,680	(55,243)	-	-
Net cash provided by (used for) financing activities from continuing operations	35,695	35,680	(71,025)	-	350
Net decrease in cash and cash equivalents from continuing operations	(6,395)	(6,608)	(784)	-	(13,787)
Cash flows from operating activities–discontinued operations	-	(27)	-	-	(27)
Cash and cash equivalents at beginning of year	25,521	193,383	9,109	-	228,013
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,126	$186,748	$8,325	$-	$214,199

	SIX MONTHS ENDED JUNE 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$253,235	$110,702	$11,818	$(122,520)	$253,235
Adjustments to reconcile net income from continuing operations to net cash (used for) provided by operating activities	(198,272)	3,725	93	-	(194,454)
Changes in assets and liabilities	(186,467)	(155,116)	6,501	122,520	(212,562)
Other operating activities, net	(238)	-	-	-	(238)
Net cash (used for) provided by operating activities from continuing operations	(131,742)	(40,689)	18,412	-	(154,019)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in (contributions to) unconsolidated joint ventures, net	135	(4,950)	-	-	(4,815)
Additions to property, plant and equipment	(4,158)	(3,699)	(403)	-	(8,260)
Purchases of marketable securities, available-for-sale	(495,137)	-	(2,476)	-	(497,613)
Proceeds from sales and maturities of marketable securities, available-for-sale	519,508	-	3,350	-	522,858
Cash paid to acquire a business	-	(31,007)	-	-	(31,007)
Net cash provided by (used for) investing activities from continuing operations	20,348	(39,656)	471	-	(18,837)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	265,305	-	-	-	265,305
Common stock dividends and stock-based compensation	23,973	-	-	-	23,973
(Increase) decrease in restricted cash	(8,006)	-	243	-	(7,763)
Intercompany balances	(179,831)	197,702	(17,871)	-	-
Net cash provided by (used for) financing activities from continuing operations	101,441	197,702	(17,628)	-	281,515
Net (decrease) increase in cash and cash equivalents from continuing operations	(9,953)	117,357	1,255	-	108,659
Cash flows from operating activities–discontinued operations	-	(24)	-	-	(24)
Cash flows from investing activities–discontinued operations	-	24	-	-	24
Cash and cash equivalents at beginning of year	32,130	117,865	8,119	-	158,114
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,177	$235,222	$9,374	$-	$266,773

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 21. Transactions with Affiliates

During 2013, the Company issued $1.5 million of promissory notes to affiliates of the Company’s Philadelphia division for the development and sale of land and lots. These notes will be repaid once each lot and home is sold, and no later than within three years of their issuance. At June 30, 2014 and December 31, 2013, the balances of the promissory notes from these affiliates totaled $164,000 and $1.3 million, respectively. Additionally, the Company leases office space from affiliates in its Philadelphia and Phoenix divisions at market terms.

Note 22.  Subsequent Event

In July 2014, Ryland Mortgage Company settled the lawsuit with Countrywide and any other potential claims related to repurchase and indemnity obligations arising out of the sale of mortgage loans associated with loan purchase agreements between Countrywide and Ryland Mortgage Company, resulting in a $5.8 million charge during the second quarter of 2014.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six reportable segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title and escrow services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues for the quarter ended June 30, 2014. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

In the second quarter of 2014, the Company continued to experience consistent improvement in all key fundamental performance indicators while, at the same time, maintaining a strong balance sheet. The Company made significant progress in achieving its operational goals during the second quarter of 2014 with a 17.1 percent increase in consolidated revenues; a 0.8 percent rise in housing gross profit margin; and a 0.6 percent decline in the selling, general and administrative expense ratio, all of which led to an increase in homebuilding operations profitability, compared to the same period in the prior year. The number of active communities rose 18.1 percent to 307 active communities at June 30, 2014, from 260 active communities at June 30, 2013. Ongoing land acquisitions in its existing markets should enhance the Company’s ability to establish additional market penetration and create a platform for future growth. Investments in new communities increased consolidated inventory owned by $266.1 million, or 16.3 percent, at June 30, 2014, compared to December 31, 2013.

The restoration of demand since the housing industry’s downturn and a return to more traditional sales incentives have allowed the Company to continue to raise prices in most of its markets. It reported increases of 5.5 percent in backlog, 2.5 percent in closing volume and 1.7 percent in sales volume for the quarter ended June 30, 2014, compared to the same period in 2013. The Company’s strategic homebuilding initiatives have continued to generate growth in selling communities, efficiencies and profitability. However, high unemployment levels, a tight mortgage environment and tepid economic improvements on a national scale continue to impact the housing industry by keeping sales absorption rates per community below levels historically seen during more robust housing recoveries.

Although pent-up demand is materializing at a slower rate in most of the Company’s housing markets, housing demand as a whole may continue to rise over an extended period of time if generally positive ongoing economic improvement supports employment growth and higher consumer confidence, especially if accompanied by historically low interest rates; attractive housing affordability levels; and a slow relaxation of the mortgage underwriting environment.

The Company believes that continued revenue growth and improved financial performance will come from a greater presence in its established markets and from its entry into new markets, as well as from a return to more traditional sales absorption rates in its communities, which will be made possible by further economic stability and development. The Company also believes that its strategic goals of increasing profitability and leverage through expansion and diversification into markets that are showing employment growth and a healthy demographic outlook will position it to take full advantage of the nation’s housing recovery.

The Company’s pretax earnings increased by 17.9 percent to $52.2 million for the quarter ended June 30, 2014, from $44.3 million for the same period in 2013. The increase in pretax earnings for the second quarter of 2014, compared to the same period in 2013, was primarily due to a rise in revenues; higher housing gross profit margin; a reduced selling, general and administrative expense ratio; and a decline in interest expense. Net income totaled

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

$32.0 million, or $0.57 per diluted share, for the quarter ended June 30, 2014, compared to $231.2 million, or $4.16 per diluted share, for the same period in 2013.  The decrease in net income was primarily due to the reversal of the deferred tax asset valuation allowance in 2013, which also restored income tax expense in 2014. The Company continued to raise gross margins during the second quarter of 2014 by selectively investing in new and more profitable communities, as well as by increasing prices in its existing communities.

The Company’s consolidated revenues increased 17.1 percent to $577.4 million for the quarter ended June 30, 2014, from $493.0 million for the same period in 2013. This increase was primarily attributable to a 2.5 percent rise in closings and to a 16.0 percent higher average closing price. The increase in average closing price was due to a change in the product and geographic mix of homes delivered during the second quarter of 2014, versus the same period in 2013, as well as to a more accommodating price environment. Revenues for the homebuilding and financial services segments totaled $566.2 million and $11.1 million, respectively, for the second quarter of 2014, compared to $478.0 million and $15.0 million, respectively, for the second quarter of 2013.

The Company reported a rise in closing volume for the quarter ended June 30, 2014, compared to the same period in 2013, primarily due to an increase in sales. New orders rose 1.7 percent to 2,228 units for the quarter ended June 30, 2014, from 2,191 units for the same period in 2013 primarily due to an 18.1 percent increase in the number of active communities, partially offset by a lower average monthly sales absorption rate of 2.5 homes per community for the second quarter of 2014, versus 2.9 homes per community for the second quarter of 2013. The Company’s average monthly sales absorption rate is calculated as the net new orders in the period divided by the average number of active communities during the period divided by the number of months in that period. New order dollars increased 12.5 percent for the quarter ended June 30, 2014, compared to the same period in 2013.

Selling, general and administrative expense totaled 11.8 percent of homebuilding revenues for the second quarter of 2014, compared to 12.4 percent for the same period in 2013. This decrease was primarily attributable to higher leverage that resulted from increased revenues.

The Company’s financial services segment reported a pretax loss of $1.9 million for the quarter ended June 30, 2014, compared to pretax earnings of $7.6 million for the same period in 2013. This decline was primarily attributable to an increase in legal reserves related to the Countrywide settlement and to a decrease in locked loan pipeline volume, which was due to the reversal of the accelerated timing of loan locks during 2013.

The Company maintained a strong balance sheet, ending the quarter with $524.1 million in cash, cash equivalents and marketable securities. Its net debt-to-capital ratio, including marketable securities, was 47.0 percent at June 30, 2014, compared to 45.8 percent at December 31, 2013. Stockholders’ equity increased sequentially by 3.5 percent, and stockholders’ equity per share rose 6.9 percent to $20.99 at June 30, 2014, compared to $19.64 at December 31, 2013.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at June 30, 2014:

North	Baltimore, Chicago, Delaware, Indianapolis, Metro Washington, D.C., Minneapolis, New Jersey, Northern Virginia and Philadelphia
Southeast	Atlanta, Charleston, Charlotte, Myrtle Beach, Orlando, Raleigh/Durham and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	Denver, Las Vegas, Phoenix and Southern California

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(in thousands, except units)	2014	2013	2014	2013
REVENUES
Housing	$565,488	$476,683	$1,046,129	$838,069
Land and other	756	1,308	1,600	3,423
TOTAL REVENUES	566,244	477,991	1,047,729	841,492

EXPENSES
Cost of sales
Housing	445,511	379,213	824,823	670,380
Land and other	680	861	1,367	2,030
Total cost of sales	446,191	380,074	826,190	672,410
Selling, general and administrative	60,115	51,369	115,375	95,299
Interest	—	3,081	—	6,843
TOTAL EXPENSES	506,306	434,524	941,565	774,552

PRETAX EARNINGS	$59,938	$43,467	$106,164	$66,940
Closings (units)	1,700	1,659	3,170	2,966
Housing gross profit margin	21.2%	20.4%	21.2%	20.0%
Selling, general and administrative ratio	10.6%	10.7%	11.0%	11.3%

Three months ended June 30, 2014, compared to three months ended June 30, 2013

The homebuilding segments reported pretax earnings of $59.9 million for the second quarter of 2014, compared to pretax earnings of $43.5 million for the same period in 2013. This improvement in homebuilding results was primarily due to a rise in revenues; higher housing gross profit margin; a reduced selling, general and administrative expense ratio; and a decline in interest expense.

Homebuilding revenues increased 18.5 percent to $566.2 million for the second quarter of 2014 from $478.0 million for the same period in 2013 primarily due to a 2.5 percent rise in closings and to a 16.0 percent higher average closing price. The increase in average closing price was due to a change in the product and geographic mix of homes delivered during the second quarter of 2014, versus the same period in 2013, as well as to a more accommodating price environment. Homebuilding revenues for the second quarter of 2014 included $756,000 from land sales, which resulted in pretax earnings of $76,000, compared to homebuilding revenues for the second quarter of 2013 that included $1.3 million from land sales, which resulted in pretax earnings of $447,000.

Housing gross profit margin for the second quarter of 2014 was 21.2 percent, compared to 20.4 percent for the same period in 2013. This improvement was primarily attributable to a relative decline in direct construction costs of 1.4 percent, partially offset by an overall increase in land costs of 0.3 percent, which included a reduction of 0.6 percent in interest amortized into cost of sales. Gross profit margin from land sales was 10.1 percent for the three months ended June 30, 2014, compared to 34.2 percent for the same period in 2013. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

The homebuilding segments’ selling, general and administrative expense ratio totaled 10.6 percent of homebuilding revenues for the second quarter of 2014, compared to 10.7 percent for the same period in 2013. This decrease was primarily attributable to higher leverage that resulted from increased revenues.

Interest incurred principally to finance land acquisitions, land development and home construction totaled $17.2 million and $16.8 million for the three months ended June 30, 2014 and 2013, respectively. The homebuilding segments recorded no interest expense during the second quarter of 2014, compared to $3.1 million of interest expense during the same period in 2013. This decrease in interest expense from the second quarter of 2013 was primarily due to the capitalization of a greater amount of interest incurred during the second quarter of 2014, which resulted from a higher level of inventory under development. (See Note 9, “Housing Inventories.”)

Six months ended June 30, 2014, compared to six months ended June 30, 2013

The homebuilding segments reported pretax earnings of $106.2 million for the first six months of 2014, compared to pretax earnings of $66.9 million for the same period in 2013. This improvement in homebuilding results was primarily due to a rise in revenues; higher housing gross profit margin; a reduced selling, general and administrative expense ratio; and a decline in interest expense.

Homebuilding revenues increased 24.5 percent to $1.0 billion for the first six months of 2014 from $841.5 million for the same period in 2013 primarily due to a 6.9 percent rise in closings and to a 16.6 percent higher average closing price. The increase in average closing price was due to a change in the product and geographic mix of homes delivered during the first six months of 2014, versus the same period in 2013, as well as to a more accommodating price environment. Homebuilding revenues for the first six months of 2014 included $1.6 million from land sales, which resulted in pretax earnings of $233,000, compared to homebuilding revenues for the first six months of 2013 that included $3.4 million from land sales, which resulted in pretax earnings of $1.4 million.

Housing gross profit margin for the first six months of 2014 was 21.2 percent, compared to 20.0 percent for the same period in 2013. This improvement was primarily attributable to a relative decline in direct construction costs of 1.7 percent, partially offset by an overall increase in land costs of 0.3 percent, which included a reduction of 0.7 percent in interest amortized into cost of sales. Gross profit margin from land sales was 14.6 percent for the six months ended June 30, 2014, compared to 40.7 percent for the same period in 2013. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios.

The homebuilding segments’ selling, general and administrative expense ratio totaled 11.0 percent of homebuilding revenues for the first six months of 2014, compared to 11.3 percent for the same period in 2013. This decrease was primarily attributable to higher leverage that resulted from increased revenues.

Interest incurred principally to finance land acquisitions, land development and home construction totaled $34.3 million and $33.5 million for the six months ended June 30, 2014 and 2013, respectively. The homebuilding segments recorded no interest expense during the first six months of 2014, compared to $6.8 million of interest expense during the first six months of 2013. This decrease in interest expense from the first six months of 2013 was primarily due to the capitalization of a greater amount of interest incurred during the first six months of 2014, which resulted from a higher level of inventory under development. (See Note 9, “Housing Inventories.”)

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; inventory held-for-sale; and cash deposits related to consolidated inventory not

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

owned, rose 16.3 percent to $1.9 billion at June 30, 2014, from $1.6 billion at December 31, 2013. Homes under construction increased 34.8 percent to $867.2 million at June 30, 2014, from $643.4 million at December 31, 2013, as a result of higher backlog. Land under development and improved lots increased 4.3 percent to $1.0 billion at June 30, 2014, compared to $973.3 million at December 31, 2013, as the Company acquired additional land and opened more communities during the first half of 2014. The Company had 406 model homes with inventory values totaling $113.6 million at June 30, 2014, compared to 370 model homes with inventory values totaling $99.3 million at December 31, 2013. In addition, it had 1,100 started and unsold homes with inventory values totaling $213.0 million at June 30, 2014, compared to 977 started and unsold homes with inventory values totaling $196.2 million at December 31, 2013.

The following table provides certain information with respect to the Company’s number of residential communities and lots under development at June 30, 2014:

	COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS
	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	101	64	7	1	173	14,974
Southeast	93	51	9	7	160	11,519
Texas	73	54	-	4	131	7,616
West	40	48	-	1	89	6,857
Total	307	217	16	13	553	40,966

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At June 30, 2014, of the 13 communities that were held-for-sale, 8 communities had fewer than 20 lots remaining.

Favorable affordability levels and the appearance of recovery in most housing submarkets have allowed the Company to focus on growing inventory and increasing profitability, all while balancing those two objectives with cash preservation. Increasing community count is among the Company’s greatest challenges and highest priorities. During the quarter ended June 30, 2014, it secured 4,183 owned or optioned lots, opened 37 communities and closed 27 communities. The Company operated from 18.1 percent more active communities at June 30, 2014, than it did at June 30, 2013. The number of lots controlled was 40,333 lots at June 30, 2014, compared to 38,142 lots at December 31, 2013. Optioned lots, as a percentage of total lots controlled, were 35.8 percent and 38.3 percent at June 30, 2014 and December 31, 2013, respectively. In addition, the Company controlled 633 lots and 628 lots under joint venture agreements at June 30, 2014 and December 31, 2013, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides a summary of results for the Company’s homebuilding segments for the three- and six-month periods ended June 30, 2014 and 2013:

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2014	2013	2014	2013
NORTH
Revenues	$154,111	$147,818	$287,675	$243,500
Expenses
Cost of sales	122,135	119,124	229,535	198,239
Selling, general and administrative	17,022	14,829	32,392	26,397
Interest	-	1,123	-	2,783
Total expenses	139,157	135,076	261,927	227,419
Pretax earnings	$14,954	$12,742	$25,748	$16,081
Housing gross profit margin	20.7%	19.4%	20.2%	18.6%
SOUTHEAST
Revenues	$140,791	$130,608	$267,458	$235,827
Expenses
Cost of sales	108,505	103,352	205,539	187,587
Selling, general and administrative	15,023	14,578	29,799	27,439
Interest	-	768	-	1,686
Total expenses	123,528	118,698	235,338	216,712
Pretax earnings	$17,263	$11,910	$32,120	$19,115
Housing gross profit margin	23.0%	20.9%	23.2%	20.4%
TEXAS
Revenues	$125,138	$100,213	$236,289	$177,550
Expenses
Cost of sales	100,813	79,313	190,455	141,153
Selling, general and administrative	14,749	11,616	28,411	21,570
Interest	-	535	-	1,055
Total expenses	115,562	91,464	218,866	163,778
Pretax earnings	$9,576	$8,749	$17,423	$13,772
Housing gross profit margin	19.4%	20.9%	19.4%	20.5%
WEST
Revenues	$146,204	$99,352	$256,307	$184,615
Expenses
Cost of sales	114,738	78,285	200,661	145,431
Selling, general and administrative	13,321	10,346	24,773	19,893
Interest	-	655	-	1,319
Total expenses	128,059	89,286	225,434	166,643
Pretax earnings	$18,145	$10,066	$30,873	$17,972
Housing gross profit margin	21.5%	21.0%	21.7%	21.0%
TOTAL
Revenues	$566,244	$477,991	$1,047,729	$841,492
Expenses
Cost of sales	446,191	380,074	826,190	672,410
Selling, general and administrative	60,115	51,369	115,375	95,299
Interest	-	3,081	-	6,843
Total expenses	506,306	434,524	941,565	774,552
Pretax earnings	$59,938	$43,467	$106,164	$66,940
Housing gross profit margin	21.2%	20.4%	21.2%	20.0%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended June 30, 2014, compared to three months ended June 30, 2013

North—Homebuilding revenues increased 4.3 percent to $154.1 million in 2014 from $147.8 million in 2013 primarily due to a 9.8 percent rise in average closing price, partially offset by a 5.0 percent decline in the number of homes delivered. The increase in average closing price was primarily attributable to the Indianapolis and Twin Cities markets, partially offset by a lower average closing price in the Washington, D.C., market due to a change in product mix. The decline in the number of homes delivered was most impacted by those markets affected by severe weather conditions in the first quarter of 2014. Gross profit margin on home sales was 20.7 percent in 2014, compared to 19.4 percent in 2013. This improvement was primarily due to reduced land costs of 1.7 percent, partially offset by lower leverage of direct overhead expense of 0.4 percent. As a result, the North region generated pretax earnings of $15.0 million in 2014, compared to pretax earnings of $12.7 million in 2013.

Southeast—Homebuilding revenues increased 7.8 percent to $140.8 million in 2014 from $130.6 million in 2013 primarily due to an 18.5 percent rise in average closing price, partially offset by a 9.3 percent decline in the number of homes delivered. The increase in average closing price was broad-based across all markets, with the largest contributions coming from the Atlanta and Charleston markets. The decline in the number of homes delivered was most impacted by the Orlando and Tampa markets due to a reduction in sales absorption rates. Gross profit margin on home sales was 23.0 percent in 2014, compared to 20.9 percent in 2013. This improvement was primarily due to a relative decline in direct construction costs of 1.3 percent and to reduced land costs of 1.3 percent, partially offset by lower leverage of direct overhead expense of 0.4 percent. As a result, the Southeast region generated pretax earnings of $17.3 million in 2014, compared to pretax earnings of $11.9 million in 2013.

Texas—Homebuilding revenues increased 24.9 percent to $125.1 million in 2014 from $100.2 million in 2013 primarily due to a 12.2 percent rise in average closing price and to an 11.8 percent increase in the number of homes delivered. The increase in average closing price was broad-based across all markets. The rise in the number of homes delivered was primarily attributable to the Company’s entry into the Dallas market in June 2013, partially offset by a decrease in the Houston market. Gross profit margin on home sales was 19.4 percent in 2014, compared to 20.9 percent in 2013. This decrease was primarily due to a relative rise in direct construction costs of 1.3 percent as costs outpaced pricing increases predominantly in the Houston and San Antonio markets. As a result, the Texas region generated pretax earnings of $9.6 million in 2014, compared to pretax earnings of $8.7 million in 2013.

West—Homebuilding revenues increased 47.2 percent to $146.2 million in 2014 from $99.4 million in 2013 primarily due to a 27.2 percent rise in the number of homes delivered and to a 16.5 percent increase in average closing price. The Southern California and Denver markets were the largest contributors to the increase in the number of homes delivered. The increase in average closing price was broad-based across most markets with the largest contribution coming from the Las Vegas market, partially offset by a lower average closing price in the Phoenix market due to a change in product mix. Gross profit margin on home sales was 21.5 percent in 2014, compared to 21.0 percent in 2013. This improvement was primarily attributable to a relative decline in direct construction costs of 3.6 percent, partially offset by increased land costs of 3.3 percent primarily due to the opening of several higher priced communities in the Southern California market. As a result, the West region generated pretax earnings of $18.1 million in 2014, compared to pretax earnings of $10.1 million in 2013.

Six months ended June 30, 2014, compared to six months ended June 30, 2013

North—Homebuilding revenues increased 18.1 percent to $287.7 million in 2014 from $243.5 million in 2013 primarily due to an 8.8 percent rise in average closing price and to an 8.6 percent increase in the number of homes delivered. The rise in average closing price was primarily attributable to increases in the Indianapolis and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Baltimore markets, partially offset by a lower average closing price in the Washington, D.C., market due to a change in product mix. The rise in the number of homes delivered was most impacted by the Company’s entry into the Philadelphia market during July 2013 and by increases in homes delivered in the Chicago market, partially offset by decreases in those markets that were affected by severe weather in the first quarter. Gross profit margin on home sales was 20.2 percent in 2014, compared to 18.6 percent in 2013. This improvement was primarily due to reduced land costs of 1.8 percent and to a relative decline in direct construction costs of 0.4 percent, partially offset by lower leverage of direct overhead expense of 0.3 percent and by increased weather-related costs of 0.3 percent. As a result, the North region generated pretax earnings of $25.7 million in 2014, compared to pretax earnings of $16.1 million in 2013.

Southeast—Homebuilding revenues increased 13.4 percent to $267.5 million in 2014 from $235.8 million in 2013 primarily due to an 18.7 percent rise in average closing price, partially offset by a 4.4 percent decline in the number of homes delivered. The increase in the average closing price was evenly distributed across all markets, with the largest contributions coming from the Charleston and Atlanta markets. The decline in the number of homes delivered was most impacted by the Orlando and Tampa markets due to a reduction in sales absorption rates. Gross profit margin on home sales was 23.2 percent in 2014, compared to 20.4 percent in 2013. This improvement was primarily due to a relative decline in direct construction costs of 1.9 percent and to lower land costs of 1.2 percent. As a result, the Southeast region generated pretax earnings of $32.1 million in 2014, compared to pretax earnings of $19.1 million in 2013.

Texas—Homebuilding revenues increased 33.1 percent to $236.3 million in 2014 from $177.6 million in 2013 primarily due to a 19.5 percent rise in the number of homes delivered and to an 11.5 percent increase in average closing price. The rise in the number of homes delivered was primarily attributable to the Company’s entry into the Dallas market in June 2013. The increase in average closing price was broad-based across all markets. Gross profit margin on home sales was 19.4 percent in 2014, compared to 20.5 percent in 2013. This decrease was primarily due to a relative rise in direct construction costs of 0.9 percent primarily in the San Antonio market. As a result, the Texas region generated pretax earnings of $17.4 million in 2014, compared to pretax earnings of $13.8 million in 2013.

West—Homebuilding revenues increased 38.8 percent to $256.3 million in 2014 from $184.6 million in 2013 primarily due to a 27.5 percent rise in average closing price and to a 10.1 percent increase in the number of homes delivered. The increase in average closing price was primarily attributable to the Las Vegas and Southern California markets due to a change in product mix. The increase in the number of homes delivered was most impacted by significantly higher closings in the Southern California and Denver markets. Gross profit margin on home sales was 21.7 percent in 2014, compared to 21.0 percent in 2013. This improvement was primarily due to a relative decline in direct construction costs of 4.7 percent, partially offset by higher land costs of 3.9 percent primarily due to the opening of several higher priced communities in the Southern California market. As a result, the West region generated pretax earnings of $30.9 million in 2014, compared to pretax earnings of $18.0 million in 2013.

New Orders

New orders increased 1.7 percent to 2,228 units for the second quarter of 2014 from 2,191 units for the same period in 2013, and new order dollars rose 12.5 percent for the second quarter of 2014, compared to the same period in 2013. The overall increase in new orders was primarily due to an 18.1 percent rise in active communities, partially offset by lower sales absorption rates. New orders for the second quarter of 2014 rose 11.7 percent in the North, compared to the same period in 2013, primarily due to an increase in the number of active communities, partially offset by lower sales absorption rates. New orders for the second quarter of 2014 declined 3.9 percent in the Southeast, compared to the same period in 2013, primarily due to lower sales absorption rates,

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

partially offset by an increase in the number of active communities. New orders for the second quarter of 2014 declined 22.0 percent in Texas, compared to the same period in 2013, primarily due to the acquisition of LionsGate Homes in June 2013, which contributed 154 units into backlog in the second quarter of 2013 along with lower sales absorption rates and a decrease in the number of active communities. New orders for the second quarter of 2014 rose 37.8 percent in the West, compared to the same period in 2013, primarily due to an increase in the number of active communities. The Company’s average monthly sales absorption rate was 2.5 homes per community for the second quarter of 2014, versus 2.9 homes per community for the same period in 2013.

The following table provides the number of the Company’s active communities at June 30, 2014 and 2013:

	2014	2013	% CHG
North	101	70	44.3%
Southeast	93	84	10.7
Texas	73	77	(5.2)
West	40	29	37.9
Total	307	260	18.1%

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

The following table provides the Company’s new orders (units and aggregate sales values) for the three- and six-month periods presented:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2014	2013	% CHG	2014	2013	% CHG
UNITS
North	657	588	11.7%	1,267	1,228	3.2%
Southeast	670	697	(3.9)	1,305	1,401	(6.9)
Texas	453	581	(22.0)	960	970	(1.0)
West	448	325	37.8	882	643	37.2
Total	2,228	2,191	1.7%	4,414	4,242	4.1%

DOLLARS (in millions)
North	$208	$187	11.3%	$399	$379	5.1%
Southeast	218	194	12.7	410	371	10.4
Texas	152	177	(14.1)	317	294	7.9
West	183	119	53.4	365	238	53.6
Total	$761	$677	12.5%	$1,491	$1,282	16.3%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s cancellation rates, which are defined as cancelled orders divided by gross new orders, for the three- and six-month periods presented:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2014	2013	% CHG	2014	2013	% CHG
North	15.1%	14.8%	0.3%	14.6%	14.2%	0.4%
Southeast	16.9	14.9	2.0	15.9	14.7	1.2
Texas	21.8	14.9	6.9	19.4	16.5	2.9
West	17.9	8.5	9.4	16.9	12.6	4.3
Total	17.6%	14.0%	3.6%	16.5%	14.7%	1.8%

In the North, the cancellation rate remained flat during the second quarter of 2014, compared to the same period in 2013. In the Southeast, the largest cancellation rate increase during the second quarter of 2014, compared to the same period in 2013, occurred in the Charleston market, partially offset by lower cancellations in the Charlotte market. In Texas, the most significant rise in cancellation rate during the second quarter of 2014, compared to the same period in 2013, occurred in the San Antonio market. In the West, the cancellation rate increase was broad-based across all markets.

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three- and six-month periods presented:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
		2014		2013		2014		2013
	AVG $	% OF	AVG $	% OF	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$20	5.9%	$18	5.6%	$19	5.5%	$19	6.0%
Southeast	23	7.4	21	7.8	21	7.0	21	8.1
Texas	35	9.8	39	12.1	34	9.6	39	12.1
West	18	4.2	15	4.1	19	4.4	14	4.2
Total	$24	6.7%	$23	7.3%	$23	6.6%	$23	7.6%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three- and six-month periods presented:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2014	2013	% CHG	2014	2013	% CHG
UNITS
North	473	498	(5.0)%	897	826	8.6%
Southeast	487	537	(9.3)	933	976	(4.4)
Texas	389	348	11.8	740	619	19.5
West	351	276	27.2	600	545	10.1
Total	1,700	1,659	2.5%	3,170	2,966	6.9%

AVERAGE PRICE (in thousands)
North	$325	$296	9.8%	$320	$294	8.8%
Southeast	288	243	18.5	286	241	18.7
Texas	322	287	12.2	319	286	11.5
West	417	358	16.5	427	335	27.5
Total	$333	$287	16.0%	$330	$283	16.6%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At June 30, 2014, the Company had outstanding contracts for 3,870 units, representing a 47.4 percent increase from 2,626 units at December 31, 2013, and a 5.5 percent rise from 3,667 units at June 30, 2013. The $1.3 billion value of outstanding contracts at June 30, 2014, represented a 17.4 percent increase from the $1.1 billion value of outstanding contracts at June 30, 2013.

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at June 30, 2014 and 2013:

	2014			2013
			AVERAGE			AVERAGE
		DOLLARS	PRICE		DOLLARS	PRICE
	UNITS	(in millions)	(in thousands)	UNITS	(in millions)	(in thousands)
North	1,202	$378	$315	1,021	$325	$318
Southeast	1,174	376	320	1,306	346	265
Texas	834	279	335	828	252	305
West	660	266	403	512	184	359
Total	3,870	$1,299	$336	3,667	$1,107	$302

At June 30, 2014, the Company projected that approximately 51 percent of its outstanding contracts will close during the third quarter of 2014, subject to cancellations.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. The mortgage capture rate represents the percentage of homes closed and available to capture by the

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Company that were financed with mortgage loans obtained from RMC. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party investor then services and manages the loans. The fair values of the Company’s mortgage loans held-for-sale totaled $69.3 million and $139.6 million at June 30, 2014 and December 31, 2013, respectively.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		SIX MONTHS ENDED JUNE 30,
	JUNE 30,		JUNE 30,
(in thousands, except units)	2014	2013	2014	2013

REVENUES
Income from origination and sale of mortgage loans, net	$8,475	$12,130	$14,115	$21,116
Title, escrow and insurance	2,235	2,422	4,132	4,184
Interest and other	435	452	1,096	883
TOTAL REVENUES	11,145	15,004	19,343	26,183
EXPENSES	13,079	7,378	22,688	14,236
OTHER INCOME	25	-	25	-
PRETAX (LOSS) EARNINGS	$(1,909)	$7,626	$(3,320)	$11,947
Originations (units)	835	1,006	1,539	1,720
Ryland Homes origination capture rate	60.4%	68.9%	60.3%	66.0%

Three months ended June 30, 2014, compared to three months ended June 30, 2013

For the three months ended June 30, 2014, the financial services segment reported a pretax loss of $1.9 million, compared to pretax earnings of $7.6 million for the same period in 2013. Revenues for the financial services segment decreased 25.7 percent to $11.1 million for the three months ended June 30, 2014, compared to $15.0 million for the same period in 2013. This decline in revenues for the second quarter of 2014, compared to the same period in 2013, was primarily attributable to a decrease in locked loan pipeline volume, which was due to the reversal of the accelerated timing of loan locks during 2013, as well as to an 8.5 percent reduction in capture rate. For the three months ended June 30, 2014 and 2013, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 60.4 percent and 68.9 percent, respectively. For the three months ended June 30, 2014, financial services expense totaled $13.1 million, versus $7.4 million for the same period in 2013. This increase in expense for the second quarter of 2014, compared to the same period in 2013, was primarily attributable to a rise of $5.8 million in legal reserves. (See Note 18, “Commitments and Contingencies.”)

Six months ended June 30, 2014, compared to six months ended June 30, 2013

For the six months ended June 30, 2014, the financial services segment reported a pretax loss of $3.3 million, compared to pretax earnings of $11.9 million for the same period in 2013. Revenues for the financial services segment decreased 26.1 percent to $19.3 million for the six months ended June 30, 2014, compared to $26.2 million for the same period in 2013. This decline in revenues for the first six months of 2014, compared to the same period in 2013, was primarily attributable to a decrease in locked loan pipeline volume, which was due to the reversal of the accelerated timing of loan locks during 2013, as well as to a 5.7 percent reduction in capture rate. For the six months ended June 30, 2014 and 2013, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 60.3 percent and 66.0 percent, respectively. For the six months ended June 30, 2014, financial services expense totaled $22.7 million, versus $14.2 million for the same period in 2013. This increase in expense for the first six months of 2014, compared to the same period in 2013, was primarily attributable to a rise of $5.8 million in legal reserves and to higher expense of $1.9 million related to estimates of ultimate insurance loss liability. (See Note 18, “Commitments and Contingencies.”)

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

At June 30, 2013, the Company determined that it was more likely than not that its deferred tax assets would be realized, which resulted in a $187.5 million reversal of the valuation allowance against its deferred tax assets, which was calculated on an annual basis, during the second quarter of 2013. After this reversal, the Company had a valuation allowance of $46.4 million against its deferred tax assets, which was used to offset income during the second half of 2013. At June 30, 2014 and December 31, 2013, the Company had no valuation allowance against its deferred tax assets.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; and borrowings under financial services credit facilities. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new communities to facilitate continued growth and profitability. As a result of this strategy, the Company opened 37 new communities during the second quarter of 2014; has senior debt maturities ranging from 2015 to 2022; and ended the quarter with $524.1 million in cash, cash equivalents and marketable securities.

Consolidated inventory owned by the Company increased 16.3 percent to $1.9 billion at June 30, 2014, compared to $1.6 billion at December 31, 2013. The Company is currently attempting to grow at an accelerated rate and strives to maintain a projected three- to four-year supply of land, assuming historically normalized sales absorption rates. At June 30, 2014, it controlled 40,333 lots, with 25,913 lots owned and 14,420 lots, or 35.8 percent, under option. Lots controlled increased 5.7 percent at June 30, 2014, from 38,142 lots controlled at December 31, 2013. The Company also controlled 633 lots and 628 lots under joint venture agreements at June 30, 2014 and December 31, 2013, respectively. (See Note 9, “Housing Inventories,” and Note 12, “Investments in Joint Ventures.”)

At June 30, 2014, the Company’s net debt-to-capital ratio, including marketable securities, increased to 47.0 percent from 45.8 percent at December 31, 2013. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.

During the six months ended June 30, 2014, the Company used $106.5 million of cash for operating activities, which included cash outflows related to a $269.3 million increase in inventories, partially offset by cash inflows of $76.4 million from current period net income; $70.3 million from a decrease in mortgage loans held-for-sale; and $16.1 million from changes in assets, liabilities and other operating activities. Investing activities provided $92.3 million, which included cash inflows of $101.8 million related to net investments in marketable securities and $366,000 related to a net return of investments in unconsolidated joint ventures, partially offset by cash outflows

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

of $9.9 million related to an increase in property, plant and equipment. Financing activities provided $350,000, which included cash inflows of $23.1 million from the issuance of common stock under stock-based compensation, partially offset by cash outflows related to a $14.0 million net repayment against the Company’s repurchase credit facilities; an increase of $5.6 million in restricted cash; payments of $2.8 million for dividends; and a $252,000 decrease in short-term borrowings. Net cash used during the six months ended June 30, 2014, totaled $13.8 million.

Dividends declared totaled $0.03 per share for the three months ended June 30, 2014 and 2013, and $0.06 per share for the six months ended June 30, 2014 and 2013.

For the quarter ended June 30, 2014, borrowing arrangements for the homebuilding segments included senior notes, convertible senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $1.4 billion at June 30, 2014 and December 31, 2013.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at June 30, 2014.

The Company’s obligations to pay principal, premium and interest under its senior notes and convertible senior notes are guaranteed on a joint and several basis by substantially all of its Guarantor Subsidiaries. Such guarantees are full and unconditional. (See Note 20, “Supplemental Guarantor Information.”)

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements requiring it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $97.5 million and $93.6 million under these agreements at June 30, 2014 and December 31, 2013, respectively.

To finance its land purchases, the Company may also use seller-financed nonrecourse secured notes payable. At June 30, 2014 and December 31, 2013, outstanding seller-financed nonrecourse secured notes payable totaled $437,000 and $689,000, respectively.

The financial services segment uses existing equity, cash generated internally and funds made available under its repurchase credit facilities to finance its operations.

During the second quarter of 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which will expire in April 2015. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2014, RMCMC was in compliance with these covenants. RMCMC had outstanding borrowings against this credit facility that totaled $19.3 million at June 30, 2014. The weighted-average effective interest rate on the outstanding borrowings against this facility was 3.0 percent at June 30, 2014.

During 2011, RMCMC entered into a $50.0 million repurchase credit facility with JPM, which was subsequently increased to $100.0 million during 2014 and will expire in December 2014. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2014, RMCMC was in compliance with these covenants. RMCMC had outstanding borrowings against this credit facility that totaled $39.8 million and $73.1 million at June 30, 2014 and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2013, respectively. The weighted-average effective interest rate on the outstanding borrowings against this facility was 3.4 percent at June 30, 2014 and December 31, 2013.

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

The Company did not repurchase any shares of its outstanding common stock during the second quarter of 2014. The Company had existing authorization of $142.3 million from its Board of Directors to purchase 3.6 million additional shares, based on the Company’s stock price at June 30, 2014. Outstanding shares of common stock at June 30, 2014 and December 31, 2013, totaled 46,937,547 and 46,234,809, respectively.

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

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At June 30, 2014, the Company had $72.7 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $908.8 million, of which option contracts totaling $4.1 million contained specific performance provisions. At December 31, 2013, the Company had $73.0 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $869.1 million, of which option contracts totaling $2.5 million contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $34.1 million and $33.2 million of inventory not owned related to a lot option purchase contract at June 30, 2014 and December 31, 2013, respectively. (See Note 11, “Variable Interest Entities (‘VIE’).”)

At June 30, 2014 and December 31, 2013, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $97.5 million and $93.6 million, respectively. Additionally, at June 30, 2014, it had performance bonds that totaled $172.1 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $138.9 million at December 31, 2013. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 20, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three- and six-month periods ended June 30, 2014, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Outlook

Although rates of improvement in the Company’s housing markets can vary, it believes that the housing market as a whole may continue to progress due to general improvements in overall economic and employment levels; slow relaxation of an extremely restrictive mortgage underwriting environment that is coupled with historically low interest rates; attractive housing affordability levels; and increases in consumer confidence. The Company believes that if mortgage interest rates increase, they will likely be accompanied by improvements in economic conditions, which should mitigate the impact on demand. Absent unexpected changes in economic conditions and other unforeseen circumstances, these developments, combined with additional leverage of overhead expenditures from higher volumes, should allow the Company to improve its performance. The Company anticipates steady growth in its community count during the remainder of 2014. At June 30, 2014, the Company’s backlog of orders for new homes totaled 3,870 units, with a projected dollar value of $1.3 billion, reflecting a 52.0 percent increase in projected dollar value from $854.8 million at December 31, 2013. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions, as well as future sales absorption rates. Although the Company’s outlook remains cautious, the strength of its balance sheet, additional liquidity and improved operating leverage have positioned it to successfully take advantage of any continued advancements in economic trends and in the demand for homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2013. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

At December 31, 2013, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2014, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On December 23, 2011, Countrywide filed a lawsuit against Ryland Mortgage Company alleging breach of contract related to repurchase and indemnity obligations arising out of the sale of mortgage loans associated with loan purchase agreements between Countrywide and Ryland Mortgage Company. In July 2014, Ryland Mortgage Company settled the lawsuit and any other potential claims related to repurchase and indemnity obligations arising out of the sale of mortgage loans associated with loan purchase agreements between Countrywide and Ryland Mortgage Company, resulting in a $5.8 million charge during the second quarter of 2014. (See Note 18, “Commitments and Contingencies” and Note 22, “Subsequent Event.”)

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that it is not probable that liabilities arising from these matters will have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three and six months ended June 30, 2014, compared to the risk factors set forth in the Company’s 2013 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During 2007, 747,000 shares had been repurchased in accordance with this authorization. At June 30, 2014, there was $142.3 million, or 3.6 million additional shares, available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the three months ended June 30, 2014.

Item 6.  Exhibits

10.1	Master Revolving Note, dated as of April 24, 2014, between RMC Mortgage Corporation and Comerica Bank
(Incorporated by reference from Form 8-K, filed April 28, 2014)

10.2	Letter Agreement, dated as of April 24, 2014, between RMC Mortgage Corporation and Comerica Bank
(Incorporated by reference from Form 8-K, filed April 28, 2014)

10.3	Security Agreement, dated as of April 24, 2014, between RMC Mortgage Corporation and Comerica Bank
(Incorporated by reference from Form 8-K, filed April 28, 2014)

10.4	Pledge and Security Agreement, dated as of April 24, 2014, between RMC Mortgage Corporation and Comerica Bank
(Incorporated by reference from Form 8-K, filed April 28, 2014)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

July 31, 2014	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 31, 2014	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

10.1	Master Revolving Note, dated as of April 24, 2014, between RMC Mortgage Corporation and Comerica Bank
(Incorporated by reference from Form 8-K, filed April 28, 2014)

10.2	Letter Agreement, dated as of April 24, 2014, between RMC Mortgage Corporation and Comerica Bank
(Incorporated by reference from Form 8-K, filed April 28, 2014)

10.3	Security Agreement, dated as of April 24, 2014, between RMC Mortgage Corporation and Comerica Bank
(Incorporated by reference from Form 8-K, filed April 28, 2014)

10.4	Pledge and Security Agreement, dated as of April 24, 2014, between RMC Mortgage Corporation and Comerica Bank
(Incorporated by reference from Form 8-K, filed April 28, 2014)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)