Form 10-Q
period 2014-09-30
RYLAND GROUP INC
filed 2014-10-29
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on October 28, 2014, was 46,112,214.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings and
Other Comprehensive Income (Unaudited) The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2014	2013	2014	2013
REVENUES
Homebuilding	$668,238	$562,909	$1,715,967	$1,404,401
Financial services	11,954	13,514	31,297	39,697
TOTAL REVENUES	680,192	576,423	1,747,264	1,444,098

EXPENSES
Cost of sales	519,893	447,077	1,346,083	1,119,487
Selling, general and administrative	75,032	67,215	204,846	176,820
Financial services	7,386	7,497	30,074	21,733
Interest	-	1,277	-	8,120
TOTAL EXPENSES	602,311	523,066	1,581,003	1,326,160

OTHER INCOME
Gain from marketable securities, net	421	148	1,254	1,414
Other income	640	481	1,800	1,116
TOTAL OTHER INCOME	1,061	629	3,054	2,530
Income from continuing operations before taxes	78,942	53,986	169,315	120,468
Tax expense (benefit)	30,414	428	65,218	(186,325)
NET INCOME FROM CONTINUING OPERATIONS	48,528	53,558	104,097	306,793
Income from discontinued operations, net of taxes	-	91	-	167
NET INCOME	$48,528	$53,649	$104,097	$306,960
NET INCOME PER COMMON SHARE
Basic	$1.04	$1.16	$2.23	$6.67
Diluted	$0.85	$0.95	$1.84	$5.55
AVERAGE COMMON SHARES OUTSTANDING
Basic	46,613,492	46,174,767	46,702,982	45,882,932
Diluted	58,211,583	57,678,989	58,349,280	55,658,536
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.09	$0.09

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2014	2013	2014	2013
Net income	$48,528	$53,649	$104,097	$306,960
Other comprehensive (loss) income, net of tax:
Amortization of actuarial loss on defined benefit pension plan, net	4	-	13	-
Unrealized (loss) gain on marketable securities, available-for-sale, net	(224)	686	200	(289)
Other comprehensive (loss) income, net of tax	(220)	686	213	(289)
Comprehensive income	$48,308	$54,335	$104,310	$306,671

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	SEPTEMBER 30,	DECEMBER 31,
(in thousands, except share data)	2014	2013
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$177,698	$227,986
Restricted cash	109,246	90,034
Marketable securities, available-for-sale	214,088	313,155
Total cash, cash equivalents and marketable securities	501,032	631,175
Housing inventories
Homes under construction	933,963	643,357
Land under development and improved lots	1,075,106	973,250
Consolidated inventory not owned	31,325	33,176
Total housing inventories	2,040,394	1,649,783
Property, plant and equipment	29,406	25,437
Mortgage loans held-for-sale	87,141	139,576
Net deferred taxes	126,432	185,904
Other	152,249	148,437
Assets of discontinued operations	-	30
TOTAL ASSETS	2,936,654	2,780,342

LIABILITIES
Accounts payable	221,755	172,841
Accrued and other liabilities	215,205	212,680
Financial services credit facilities	79,228	73,084
Debt	1,402,880	1,397,308
Liabilities of discontinued operations	-	504
TOTAL LIABILITIES	1,919,068	1,856,417

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—46,087,214 shares at September 30, 2014
(46,234,809 shares at December 31, 2013)	46,087	46,235
Retained earnings	957,845	862,968
Accumulated other comprehensive loss	(944)	(1,157)
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	1,002,988	908,046
NONCONTROLLING INTEREST	14,598	15,879
TOTAL EQUITY	1,017,586	923,925
TOTAL LIABILITIES AND EQUITY	$2,936,654	$2,780,342

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$104,097	$306,793
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	16,038	14,476
Inventory and other asset impairments and write-offs	1,383	1,070
Realized gain on marketable securities	(662)	(443)
Decrease in deferred tax valuation allowance	-	(232,939)
Stock-based compensation expense	13,711	13,690
Changes in assets and liabilities:
Increase in inventories	(396,186)	(466,429)
Decrease in mortgage loans held-for-sale	52,435	21,487
Decrease in deferred income taxes	59,472	45,466
Net change in other assets, payables and other liabilities	31,539	69,285
Other operating activities, net	(883)	(728)
Net cash used for operating activities from continuing operations	(119,056)	(228,272)
CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated joint ventures	(128)	(5,122)
Return of investment in unconsolidated joint ventures	900	1,683
Additions to property, plant and equipment	(15,990)	(14,475)
Purchases of marketable securities, available-for-sale	(367,851)	(615,755)
Proceeds from sales and maturities of marketable securities, available-for-sale	470,557	634,272
Cash paid to acquire a business	-	(50,887)
Net cash provided by (used for) investing activities from continuing operations	87,488	(50,284)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	-	267,500
Borrowings against revolving credit facilities, net	6,144	-
Increase (decrease) in short-term borrowings	5,061	(4,549)
Common stock dividends	(4,246)	(4,144)
Common stock repurchases	(29,688)	-
Issuance of common stock under stock-based compensation	23,275	27,391
Increase in restricted cash	(19,212)	(21,155)
Other financing activities	(54)	(43)
Net cash (used for) provided by financing activities from continuing operations	(18,720)	265,000
Net decrease in cash and cash equivalents from continuing operations	(50,288)	(13,556)
Cash flows from operating activities—discontinued operations	(27)	(24)
Cash flows from investing activities—discontinued operations	-	24
Cash and cash equivalents at beginning of period[1]	228,013	158,114
CASH AND CASH EQUIVALENTS AT END OF PERIOD[2]	$177,698	$144,558
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(4,357)	$(2,303)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease in consolidated inventory not owned related to land options	$1,281	$5,693

1 Includes cash and cash equivalents of $27,000 associated with discontinued operations at December 31, 2013 and 2012.

2 Includes cash and cash equivalents of $27,000 associated with discontinued operations at September 30, 2013.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	(LOSS) INCOME[1]	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2014	$46,235	$862,968	$(1,157)	$908,046
Net income		104,097		104,097
Other comprehensive income, net of tax			213	213
Common stock dividends (per share $0.09)		(4,231)		(4,231)
Stock-based compensation	712	23,839		24,551
Repurchase of common stock	(860)	(28,828)		(29,688)
STOCKHOLDERS’ EQUITY BALANCE AT SEPTEMBER 30, 2014	$46,087	$957,845	$(944)	$1,002,988
NONCONTROLLING INTEREST				14,598
TOTAL EQUITY BALANCE AT SEPTEMBER 30, 2014				$1,017,586

[1]

At September 30, 2014, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on the defined benefit pension plan of $1.0 million, net of taxes of $632,000, and an unrealized gain on marketable securities, available-for-sale of $77,000. At December 31, 2013, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on the defined benefit pension plan of $1.0 million, net of taxes of $640,000, and an unrealized loss on marketable securities, available-for-sale of $123,000. (See Note 4, “Accumulated Other Comprehensive Loss.”)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interests in land and lot option purchase contracts. (See Note 11, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. Prior to January 1, 2014, the Company’s other income was included in selling, general and administrative expense. All prior period amounts have been reclassified to conform to the 2014 presentation. (See “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Consolidated Balance Sheet at September 30, 2014, the Consolidated Statements of Earnings and Other Comprehensive Income for the three- and nine-month periods ended September 30, 2014 and 2013, the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and the Consolidated Statement of Stockholders’ Equity as of and for the nine-month period ended September 30, 2014, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at September 30, 2014, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the operating results expected for the year ending December 31, 2014.

Note 2.  Other Income

Other income primarily consists of cancellation income from forfeited sales contract deposits, insurance-related income, interest income and various other types of ancillary income. The Company’s other income totaled $640,000 and $481,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $1.8 million and $1.1 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

Note 3.  Comprehensive Income

Comprehensive income consists of net income; amortization of actuarial loss on the defined benefit pension plan; and the increase or decrease in unrealized gains or losses on available-for-sale marketable securities. Comprehensive income totaled $48.3 million and $54.3 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $104.3 million and $306.7 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Reclassification adjustments, which represent realized gains or losses on the sales of available-for-sale marketable securities, netted a gain of $139,000 for the three-month period ended September 30, 2014, compared to a net loss of $253,000 for the same period in 2013. Reclassification adjustments netted gains of $311,000 and $88,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. Realized gains or losses were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings.

The following table summarizes the components of other comprehensive (loss) income for the three- and nine-month periods ended September 30, 2014 and 2013:

	THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)	GROSS OTHER COMPREHENSIVE (LOSS) INCOME	TAX BENEFIT	NET OTHER COMPREHENSIVE (LOSS) INCOME
Amortization of actuarial loss on defined benefit pension plan	$6	$(2)	$4
Unrealized loss on marketable securities, available-for-sale:
Unrealized loss on marketable securities, available-for-sale	(85)	-	(85)
Less: reclassification adjustments for gains included in net income	(139)	-	(139)
Total unrealized loss on marketable securities, available-for-sale	(224)	-	(224)
Other comprehensive loss	$(218)	$(2)	$(220)

	NINE MONTHS ENDED SEPTEMBER 30, 2014
Amortization of actuarial loss on defined benefit pension plan	$21	$(8)	$13
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	511	-	511
Less: reclassification adjustments for gains included in net income	(311)	-	(311)
Total unrealized gain on marketable securities, available-for-sale	200	-	200
Other comprehensive income	$221	$(8)	$213

	THREE MONTHS ENDED SEPTEMBER 30, 2013
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	$433	$-	$433
Less: reclassification adjustments for losses included in net income	253	-	253
Total unrealized gain on marketable securities, available-for-sale	686	-	686
Other comprehensive income	$686	$-	$686

		NINE MONTHS ENDED SEPTEMBER 30, 2013
Unrealized loss on marketable securities, available-for-sale:
Unrealized loss on marketable securities, available-for-sale	$(201)	$-	$(201)
Less: reclassification adjustments for gains included in net income	(88)	-	(88)
Total unrealized loss on marketable securities, available-for-sale	(289)	-	(289)
Other comprehensive loss	$(289)	$-	$(289)

Note 5.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $177.7 million and $228.0 million at September 30, 2014 and December 31, 2013, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At September 30, 2014 and December 31, 2013, the Company had restricted cash of $109.2 million and $90.0 million, respectively. The Company has various secured letter of credit agreements that require it to maintain

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $108.7 million and $89.5 million at September 30, 2014 and December 31, 2013, respectively. In addition, Ryland Mortgage Company and RMC Mortgage Corporation and its subsidiaries (“RMCMC”), collectively referred to as “RMC,” had restricted cash that were related to funds held in trust for third parties of $538,000 and $487,000 at September 30, 2014 and December 31, 2013, respectively.

Note 6.  Segment Information

The Company is a leading national homebuilder and provider of mortgage-related financial services. As one of the largest single-family on-site homebuilders in the United States, it operates in 17 states across the country. In accordance with Accounting Standards Codification (“ASC”) No. 280 (“ASC 280”), “Segment Reporting,” the Company has identified six reportable segments: four geographically determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment, which includes RMC, RH Insurance Company, Inc. (“RHIC”) and Columbia National Risk Retention Group, Inc. (“CNRRG”), provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial condition and results of operations, certain corporate expenses, along with certain assets and liabilities relating to employee benefit plans, are allocated to the homebuilding and financial services segments.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

Selected Segment Information

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands)	2014	2013	2014	2013
REVENUES
Homebuilding
North	$193,066	$178,318	$480,741	$421,818
Southeast	181,821	159,778	449,279	395,605
Texas	142,465	119,993	378,754	297,543
West	150,886	104,820	407,193	289,435
Financial services	11,954	13,514	31,297	39,697
Total	$680,192	$576,423	$1,747,264	$1,444,098
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$24,422	$15,261	$50,170	$31,342
Southeast	24,864	17,392	56,984	36,507
Texas	12,952	9,879	30,375	23,651
West	18,498	12,217	49,371	30,189
Financial services	4,632	6,017	1,312	17,964
Corporate and unallocated	(6,426)	(6,780)	(18,897)	(19,185)
Total	$78,942	$53,986	$169,315	$120,468

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table provides the Company’s total assets by segment at September 30, 2014 and December 31, 2013:

	SEPTEMBER 30, 2014
(in thousands)	HOUSING INVENTORIES	OTHER ASSETS	TOTAL ASSETS
Homebuilding
North	$589,415	$51,239	$640,654
Southeast	528,715	29,888	558,603
Texas	359,730	39,324	399,054
West	562,534	33,358	595,892
Financial services	-	136,398	136,398
Corporate and unallocated	-	606,053	606,053
Total	$2,040,394	$896,260	$2,936,654

Homebuilding			DECEMBER 31, 2013
North	$464,777	$48,314	$513,091
Southeast	397,237	24,143	421,380
Texas	290,018	37,310	327,328
West	497,751	30,248	527,999
Financial services	-	193,652	193,652
Corporate and unallocated	-	796,862	796,862
Total	$1,649,783	$1,130,529	$2,780,312

Note 7.  Earnings Per Share Reconciliation

The Company computes earnings per share in accordance with ASC No. 260, (“ASC 260”), “Earnings per Share,” which requires earnings per share for each class of stock to be calculated using the two-class method. The two-class method is the method by which a company allocates earnings or loss between holders of its common stock and its participating security holders. Under the two-class method, the allocation of earnings or loss between common shareholders and other security holders is based on their respective participation rights in dividends and undistributed earnings for the reporting period. All outstanding nonvested shares of restricted stock that contain non-forfeitable rights to dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s nonvested shares of restricted stock with nonforfeitable rights to dividends are considered participating securities in accordance with ASC 260. As all of the nonvested shares of restricted stock with nonforfeitable rights to dividends vested in March 2014, the Company had no outstanding participating securities during the three-month period ended September 30, 2014.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table displays the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except share data)	2014	2013	2014	2013
NUMERATOR
Net income from continuing operations	$48,528	$53,558	$104,097	$306,793
Net income from discontinued operations	-	91	-	167
Less: distributed earnings allocated to nonvested restricted stock	-	(3)	-	(10)
Less: undistributed earnings allocated to nonvested restricted stock	-	(119)	(44)	(997)
Numerator for basic earnings per share	48,528	53,527	104,053	305,953
Plus: interest on 1.6 percent convertible senior notes due 2018	729	729	2,187	2,187
Plus: interest on 0.25 percent convertible senior notes due 2019	299	297	898	407
Plus: undistributed earnings allocated to nonvested restricted stock	-	119	44	997
Less: undistributed earnings reallocated to nonvested restricted stock	-	(96)	(35)	(824)
Numerator for diluted earnings per share	$49,556	$54,576	$107,147	$308,720

DENOMINATOR
Basic earnings per share—weighted-average shares	46,613,492	46,174,767	46,702,982	45,882,932
Effect of dilutive securities:
Share-based payments	1,008,349	914,480	1,056,556	995,257
1.6 percent convertible senior notes due 2018	7,023,780	7,023,780	7,023,780	7,023,780
0.25 percent convertible senior notes due 2019	3,565,962	3,565,962	3,565,962	1,756,567
Diluted earnings per share—adjusted weighted-average
shares and assumed conversions	58,211,583	57,678,989	58,349,280	55,658,536

NET INCOME PER COMMON SHARE
Basic	$1.04	$1.16	$2.23	$6.67
Diluted	$0.85	$0.95	$1.84	$5.55

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

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Gross unrealized losses related to those securities have been in continuous unrealized loss positions for less than 12 months. At September 30, 2014 and December 31, 2013, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three-month periods ended September 30, 2014 and 2013, net realized earnings associated with the Company’s investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, totaled $421,000 and $148,000, respectively. For the nine-month periods ended September 30, 2014 and 2013, net realized earnings totaled $1.3 million and $1.4 million, respectively. These earnings were included in

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

“Gain from marketable securities, net” within the Consolidated Statements of Earnings. Realized gains or losses on the sales of marketable securities were included as reclassification adjustments, which are a component of other comprehensive income. (See Note 4, “Accumulated Other Comprehensive Loss.”)

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	SEPTEMBER 30, 2014
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$19,223	$4	$(3)	$19,224
Obligations of U.S. government agencies	21,039	1	(26)	21,014
Municipal debt securities	13,099	1,436	(310)	14,225
Corporate debt securities	132,101	59	(80)	132,080
Asset-backed securities	17,450	89	(12)	17,527
Total debt securities	202,912	1,589	(431)	204,070
Time deposits	2	-	-	2
Short-term pooled investments	10,015	1	-	10,016
Total marketable securities, available-for-sale	$212,929	$1,590	$(431)	$214,088

	DECEMBER 31, 2013
Type of security:
U.S. Treasury securities	$76,355	$149	$-	$76,504
Obligations of U.S. government agencies	17,074	2	(8)	17,068
Municipal debt securities	33,492	492	(1,008)	32,976
Corporate debt securities	157,798	102	(21)	157,879
Asset-backed securities	20,433	76	(20)	20,489
Total debt securities	305,152	821	(1,057)	304,916
Time deposits	1,606	-	-	1,606
Short-term pooled investments	6,633	-	-	6,633
Total marketable securities, available-for-sale	$313,391	$821	$(1,057)	$313,155

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

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Contractual maturity:
Maturing in one year or less	$80,094	$129,384
Maturing after one year through three years	100,249	154,169
Maturing after three years	23,727	21,363
Total debt securities	204,070	304,916
Time deposits and short-term pooled investments	10,018	8,239
Total marketable securities, available-for-sale	$214,088	$313,155

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

Valuation adjustments are recorded against homes completed or under construction, land under development or improved lots when analyses indicate that the carrying values are greater than the fair values. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At September 30, 2014 and December 31, 2013, valuation reserves related to impaired inventories totaled $134.2

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

million and $154.8 million, respectively. The net carrying values of the related inventories totaled $160.0 million and $155.9 million at September 30, 2014 and December 31, 2013, respectively.

The Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the third quarters of 2014 and 2013, the Company wrote off preacquisition feasibility costs of $410,000 and $463,000, respectively. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

Interest and taxes are capitalized during active development and construction stages, and are included in land costs within cost of sales when the related inventory is delivered to homebuyers. The following table summarizes the activity that relates to capitalized interest:

(in thousands)	2014	2013
Capitalized interest at January 1	$89,619	$82,773
Interest capitalized	51,443	42,303
Interest amortized to cost of sales	(34,625)	(37,153)
Capitalized interest at September 30	$106,437	$87,923
Interest incurred	$52,194	$50,874

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	SEPTEMBER 30, 2014			DECEMBER 31, 2013
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	7,512	6,749	14,261	6,382	7,455	13,837
Southeast	8,586	4,136	12,722	8,114	2,439	10,553
Texas	4,156	3,049	7,205	3,886	3,147	7,033
West	5,724	938	6,662	5,158	1,561	6,719
Total	25,978	14,872	40,850	23,540	14,602	38,142

Note 10.  Goodwill and Other Intangible Assets

The Company records goodwill associated with its business acquisitions when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. The Company’s goodwill balance was $36.9 million at September 30, 2014, which included $13.6 million in the North, $8.1 million in the Southeast, $6.5 million in Texas and $8.7 million in the West. The Company’s goodwill balance was $37.1 million at December 31, 2013, which included $13.7 million in the North, $8.1 million in the Southeast, $6.6 million in Texas and $8.7 million in the West. Goodwill was included in “Other” assets within the Consolidated Balance Sheets. ASC No. 350 (“ASC 350”), “Intangibles—Goodwill and Other,” requires that goodwill and certain intangible assets be reviewed for impairment at least annually. The Company performs impairment tests of its goodwill annually as of November 30 or whenever significant events or changes occur that indicate impairment of goodwill may exist. ASC 350 allows an entity to qualitatively assess whether it is necessary to perform step one of the prescribed two-step annual goodwill test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required.

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

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. At September 30, 2014 and December 31, 2013, all of the Company’s joint ventures were unconsolidated and accounted for under the equity method as it did not have a controlling financial interest in the joint ventures. (See Note 12, “Investments in Joint Ventures.”) Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. The Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. In accordance with the requirements of ASC 810, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of ASC 810, the Company consolidated $31.3 million and $33.2 million of inventory not owned related to a lot option purchase contract at September 30, 2014 and December 31, 2013, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810, it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $16.7 million and $17.3 million of its related cash deposits for the lot option purchase contract at September 30, 2014 and December 31, 2013, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $14.6 million and $15.9 million with respect to the consolidation of the contract at September 30, 2014 and December 31, 2013, respectively, representing the selling entities’ ownership interest in the VIE. Additionally, the Company had cash deposits and/or letters of credit totaling $34.9 million and $36.6 million at September 30, 2014 and December 31, 2013, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $488.6 million and $482.8 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 12.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. It participates in a number of joint ventures in which it does not have a controlling interest. As of September 30, 2014, the Company participated in six active homebuilding joint ventures in the Austin, Chicago, Denver, San Antonio and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes each reporting segment’s total estimated share of lots owned by the Company under its joint ventures:

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
North	155	150
Texas	245	252
West	226	226
Total	626	628

At September 30, 2014 and December 31, 2013, the Company’s investments in its unconsolidated joint ventures totaled $12.5 million and $12.6 million, respectively, and were included in “Other” assets within the Consolidated Balance Sheets. For the three months ended September 30, 2014 and 2013, the Company’s equity in earnings from its unconsolidated joint ventures totaled $175,000 and $546,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company’s equity in earnings from its unconsolidated joint ventures totaled $538,000 and $787,000, respectively.

Note 13.  Debt and Credit Facilities

The following table presents the composition of the Company’s homebuilder debt and its financial services credit facilities at September 30, 2014 and December 31, 2013:

(in thousands)	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Senior notes
5.4 percent senior notes due January 2015	$126,481	$126,481
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	250,000
Convertible senior notes
1.6 percent convertible senior notes due May 2018	225,000	225,000
0.25 percent convertible senior notes due June 2019	267,500	267,500
Total senior notes and convertible senior notes	1,398,981	1,398,981
Debt discount	(1,851)	(2,362)
Senior notes and convertible senior notes, net	1,397,130	1,396,619
Secured notes payable	5,750	689
Total debt	$1,402,880	$1,397,308
Financial services credit facilities	$79,228	$73,084

Each of the senior notes pays interest semiannually and all, except for the convertible senior notes due May 2018 and June 2019, may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $107.7 million and $93.6 million under these agreements at September 30, 2014 and December 31, 2013, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

To finance its land purchases, the Company may also use nonrecourse secured notes payable. At September 30, 2014 and December 31, 2013, outstanding nonrecourse secured notes payable totaled $5.7 million and $689,000, respectively.

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at September 30, 2014.

During the second quarter of 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which will expire in April 2015. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At September 30, 2014, RMCMC was in compliance with these covenants. RMCMC had outstanding borrowings against the facility that totaled $45.4 million at September 30, 2014. The weighted-average effective interest rate on the outstanding borrowings against this credit facility was 3.0 percent at September 30, 2014.

During 2011, RMCMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”), which was subsequently increased to $100.0 million during 2014 and will expire in December 2014. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of the facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At September 30, 2014, RMCMC was in compliance with these covenants. RMCMC had outstanding borrowings against the facility that totaled $33.8 million and $73.1 million at September 30, 2014 and December 31, 2013, respectively. The weighted-average effective interest rate on the outstanding borrowings against this credit facility was 3.4 percent at September 30, 2014 and December 31, 2013.

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

The carrying values of cash, cash equivalents, restricted cash and secured notes payable are reported in the Consolidated Balance Sheets and approximate their fair values due to their short-term natures and liquidity. The aggregate carrying values of the senior notes, net of discount, were $1.4 billion at September 30, 2014 and December 31, 2013. The aggregate fair values of the senior notes were $1.5 billion and $1.6 billion at September 30,

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

2014 and December 31, 2013, respectively. The fair values of the Company’s senior notes have been determined using quoted market prices (Level 2).

The following table displays the values and methods used for measuring the fair values of financial instruments on a recurring basis:

			FAIR VALUE
(in thousands)	HIERARCHY	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$19,224	$76,504
Obligations of U.S. government agencies	Level 1	21,014	17,068
Municipal debt securities	Level 2	14,225	32,976
Corporate debt securities	Level 2	132,080	157,879
Asset-backed securities	Level 2	17,527	20,489
Time deposits	Level 2	2	1,606
Short-term pooled investments	Level 1	10,016	6,633
Mortgage loans held-for-sale	Level 2	87,141	139,576
Mortgage interest rate lock commitments	Level 2	6,594	5,218
Forward-delivery contracts	Level 2	(550)	2,261

Marketable Securities, Available-for-sale

At September 30, 2014 and December 31, 2013, the Company had $214.1 million and $313.2 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government agencies; municipal debt securities; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. The Company’s marketable securities, available-for-sale that were identified as Level 2 were valued based on quoted market prices of similar instruments. (See Note 8, “Marketable Securities, Available-for-sale.”)

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

At September 30, 2014 and December 31, 2013, contractual principal amounts of mortgage loans held-for-sale totaled $84.8 million and $137.5 million, respectively. The excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $2.3 million and $2.1 million at September 30, 2014 and December 31, 2013, respectively. These amounts were included in “Financial services” revenues within the Consolidated Statements of Earnings. At September 30, 2014, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $466,000 and an aggregate unpaid principal balance of $737,000. At December 31, 2013, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $467,000 and an aggregate unpaid principal balance of $738,000.

In accordance with ASC No. 825 (“ASC 825”), “Financial Instruments,” the Company elected the fair value option for its IRLCs and its forward delivery contracts. The fair values of IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and the fair values of forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. For the three-month period

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

ended September 30, 2014, losses realized on the IRLC pipeline, including activity and changes in fair value, totaled $1.8 million, compared to a gain of $7.9 million for the same period in the prior year.  Gains realized on the IRLC pipeline totaled $1.4 million and $5.0 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Losses on forward-delivery contracts used to hedge IRLCs totaled $951,000 and $3.3 million for the three-month periods ended September 30, 2014 and 2013, respectively. Losses on forward-delivery contracts used to hedge IRLCs totaled $8.2 million for the nine-month period ended September 30, 2014, compared to gains on forward-delivery contracts that totaled $7.0 million for the nine-month period ended September 30, 2013. Gains on loan sales totaled $7.7 million and $2.3 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $20.5 million and $10.6 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Net gains and losses related to IRLCs, forward-delivery contracts and loan sales were included in “Financial services” revenues within the Consolidated Statements of Earnings.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, IRLCs and forward-delivery contracts, among other factors, could materially impact these fair values.

(See Note 9, “Housing Inventories” for the Company’s fair value measurement of its nonfinancial instruments.)

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

Based on an evaluation of positive and negative evidence regarding its ability to realize its deferred tax assets in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” at June 30, 2013, the Company concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that all of its federal deferred tax assets would be realized. These significant changes in evidence at June 30, 2013, led the Company to determine that it was appropriate to reverse the valuation allowance against its deferred tax assets. As a result, the Company reversed $187.5 million of the valuation allowance against its deferred tax assets, which was calculated on an annual basis, during the second quarter of 2013. After this reversal, the Company had a valuation allowance of $46.4 million against its deferred tax assets, which was used to offset income during the second half of 2013. At September 30, 2014 and December 31, 2013, the Company had net deferred tax assets of $126.4 million and $185.9 million, respectively, with no valuation allowance against its deferred tax assets.

Changes in positive and negative evidence, including differences between the Company’s future operating results and estimates, could result in the establishment of a valuation allowance against its deferred tax assets. Given that the accounting for deferred taxes is based upon estimates of future results, differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and any accompanying valuation allowance against the Company’s deferred tax assets.

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

The Company’s provision for income tax resulted in an overall effective income tax expense rate of 38.5 percent for the three and nine months ended September 30, 2014. For the three months ended September 30, 2013, the Company’s provision for income tax presented an overall effective income tax expense rate of 0.8 percent, compared to an overall effective income tax benefit rate of 154.5 percent for the nine months ended September 30, 2013. The change in the overall effective income tax rates for 2014, as compared to 2013, was primarily due to a reversal of the Company’s deferred tax asset valuation allowance during 2013. As of September 30, 2014, tax years 2011 through 2013 remain subject to examination.

Note 16.  Long-Term Incentive and Supplemental Executive Retirement Plans

Executive Officer Long-Term Incentive Plan (“LTIP”)

During 2014, the Company’s Board of Directors approved the 2014 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2014 LTIP provides for a target award of 141,566 performance share units, which are equivalent to shares of common stock. The 2014 LTIP will use a long-term performance period of three years and measure the Company’s relative total stockholder return (“TSR”) and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2016. Half of the target amount of performance shares is earned by an executive officer if the Company’s TSR is at the 50th percentile of the compensation peer group’s performance as measured over the long-term performance period. If its relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company’s revenue growth over the long-term performance period is 30 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 20 percent or increased to a maximum level of 200 percent for revenue growth at or above 40 percent. There are incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

During 2013, the Company’s Board of Directors approved the 2013 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2013 LTIP provides for a target award of 135,332 performance share units, which are equivalent to shares of common stock. The 2013 LTIP will use a long-term performance period of three years and measure the Company’s relative TSR and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2015. Half of the target amount of performance shares is earned by an executive officer if the Company’s TSR is at the 50th percentile of the compensation peer group’s performance as measured over the long-term performance period. If its relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company’s revenue growth over the long-term performance period is 60 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 45 percent or increased to a maximum level of 200 percent for revenue growth at or above 75 percent. There are

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

Supplemental Executive Retirement Plan

The Company has a supplemental, unfunded, nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. In connection with the plan, it has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and to finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The values of the assets held in trust totaled $15.4 million and $15.2 million at September 30, 2014 and December 31, 2013, respectively, and were included in “Other” assets within the Consolidated Balance Sheets.

The following table provides the costs recognized and benefits paid for the Company’s supplemental, unfunded, nonqualified retirement plan during the three- and nine-month periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2014	2013	2014	2013
Service costs	$-	$11	$-	$31
Interest costs	204	215	498	644
Amortization of unrecognized actuarial loss	7	-	21	-
Total costs	$211	$226	$519	$675
Benefits paid	$-	$-	$90	$-

The Company recognized an investment loss on the cash surrender value of the insurance contracts of $202,000, compared to a gain of $653,000, for the three-month periods ended September 30, 2014 and 2013, respectively, and investment gains of $351,000 and $1.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The $15.8 million and $15.4 million projected benefit obligations at September 30, 2014 and December 31, 2013, respectively, were equal to the liabilities included in “Accrued and other liabilities” within the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 2.1 percent and 5.5 percent for the nine-month periods ended September 30, 2014 and 2013, respectively.

The expected future payouts for the Company’s supplemental executive retirement plan as of September 30, 2014, are as follows: 2015–$1.5 million; 2016–$90,000; 2017–$5.7 million; 2018–$4.6 million; and 2019 through 2023–$3.2 million.

Note 17.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments and those granted to senior executives generally vest in one installment at the end of a three-year performance period. At September 30, 2014 and December 31, 2013, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,395,345 and 3,303,855, respectively.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 117,830 and 138,830 stock awards available for future grant in accordance with the Director Plan at September 30, 2014 and December 31, 2013, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control or upon retirement (as defined in the plans).

The Company recorded stock-based compensation expense that totaled $3.6 million and $4.5 million for the three months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense totaled $13.7 million for the nine months ended September 30, 2014 and 2013. Stock-based compensation expense has been allocated to the Company’s business units and included in “Selling, general and administrative” and “Financial services” expenses within the Consolidated Statements of Earnings.

A summary of stock option activity in accordance with the Company’s equity incentive plans as of September 30, 2014 and 2013, and changes for the nine-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2013	3,419,423	$26.92	2.9
Granted	-	-
Exercised	(815,394)	25.07
Forfeited	(60,289)	21.24
Options outstanding at September 30, 2013	2,543,740	$27.65	2.5	$40,113
Available for future grant	3,132,053
Total shares reserved at September 30, 2013	5,675,793
Options exercisable at September 30, 2013	1,839,432	$31.38	1.7	$24,172
Options outstanding at January 1, 2014	2,326,201	$27.02	2.3
Granted	-	-
Exercised	(549,400)	29.06
Forfeited	(62,473)	48.90
Options outstanding at September 30, 2014	1,714,328	$25.57	2.1	$20,732
Available for future grant	3,395,345
Total shares reserved at September 30, 2014	5,109,673
Options exercisable at September 30, 2014	1,501,331	$26.56	1.8	$17,615

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Stock-based compensation expense related to employee stock options totaled $429,000 and $699,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $1.6 million and $2.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

The intrinsic values of stock options exercised during the three-month periods ended September 30, 2014 and 2013, totaled $175,000 and $756,000, respectively. The intrinsic values of stock options exercised during the nine-month periods ended September 30, 2014 and 2013, totaled $8.1 million and $14.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards and LTIP awards to senior executives totaled $3.0 million and $3.6 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $11.5 million and $10.3 million for the nine-month periods ended September 30, 2014 and 2013, respectively. (See Note 16, “Long-Term Incentive and Supplemental Executive Retirement Plans,” for details on the LTIP.)

The following table summarizes activity that relates to the Company’s restricted stock unit awards:

	2014	2013
Restricted stock units at January 1	539,106	774,217
Shares awarded	131,597	143,594
Shares vested	(298,791)	(354,369)
Shares forfeited	(3,828)	(21,534)
Restricted stock units at September 30	368,084	541,908

At September 30, 2014, the outstanding restricted stock units are expected to vest as follows: 2015—243,607; 2016—83,238; and 2017—41,239.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $189,000 and $205,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $625,000 and $589,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

Note 18.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At September 30, 2014 and December 31, 2013, it had cash deposits and letters of credit outstanding that totaled $73.7 million and $73.0 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $900.6 million and $869.1 million, respectively. At September 30, 2014 and December 31, 2013, the Company had $2.6 million and $2.5 million, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. During 2014 and 2013, the increasing interest rate environment resulted in loan commitments being extended up to 270 days. The Company had outstanding IRLCs with notional amounts that totaled $229.5 million and $269.2 million at September 30, 2014 and December 31, 2013, respectively. Hedging instruments, including forward-delivery contracts, are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds or letters of credit in support of its contractual obligations. At September 30, 2014, performance bonds totaled $177.1 million, while performance-related cash deposits and letters of credit totaled $81.8 million. At December 31, 2013, performance bonds totaled $138.9 million, while performance-related cash deposits and letters of credit totaled $64.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; it does not, however, believe that any currently outstanding bonds or letters of credit will be called.

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

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	NINE
	MONTHS ENDED
	SEPTEMBER 30,	TWELVE MONTHS ENDED DECEMBER 31,
	2014	2013	2012	2011	2010	2009
Prime	67.2%	57.2%	48.6%	42.2%	34.9%	32.9%
Government (FHA/VA/USDA)	32.8	42.8	51.4	57.8	65.1	67.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	733	733	731	726	723	717
Average combined loan-to-value ratio	88.0%	89.8%	90.1%	90.3%	90.8%	91.4%

The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses related to the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company has accrued $2.4 million for these types of claims as of September 30, 2014, but it may have additional exposure. The Company accrued $11.5 million for these types of claims as of December 31, 2013. (See “Part II, Item 1, Legal Proceedings.”)

The following table displays the changes in the Company’s mortgage loan loss reserves and related legal reserves during the nine-month periods presented:

(in thousands)	2014	2013
Balance at January 1	$11,472	$10,484
Provision for losses	6,176	1,072
Settlements made	(15,231)	(592)
Balance at September 30	$2,417	$10,964

During the second quarter of 2014, the Company increased its legal reserve by $5.8 million related to the settlement of Ryland Mortgage Company’s lawsuit with Countrywide Home Loans, Inc. (“Countrywide”) and any other potential claims related to repurchase and indemnity obligations arising out of the sale of mortgage

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

loans associated with loan purchase agreements between Countrywide and Ryland Mortgage Company. During the third quarter of 2014, the Company settled its lawsuit with Countrywide.

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

The following table summarizes the changes in the Company’s product liability reserves during the nine-month periods presented:

(in thousands)	2014	2013
Balance at January 1	$23,139	$18,188
Warranties issued	8,192	5,651
Changes in liability for accruals related to pre-existing warranties	1,190	739
Settlements made	(7,561)	(4,419)
Balance at September 30	$24,960	$20,159

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. RHIC insurance reserves may have the effect of lowering the Company’s product liability reserves as collectability of claims against subcontractors enrolled in the RHIC program is generally higher. At September 30, 2014 and December 31, 2013, RHIC had $12.1 million and $13.9 million, respectively, in subcontractor product liability reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s annual actuarial projections of historical loss development.

The following table displays changes in RHIC’s insurance reserves during the nine-month periods presented:

(in thousands)	2014	2013
Balance at January 1	$13,857	$14,813
Insurance expense provisions or adjustments	2,400	-
Loss expenses paid	(4,177)	(1,380)
Balance at September 30	$12,080	$13,433

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

In view of the inherent unpredictability of outcomes in legal matters, particularly where (a) damages sought are speculative, unspecified or indeterminate; (b) proceedings are in the early stages or impacted significantly by future legal determinations or judicial decisions; (c) matters involve unsettled questions of law, multiple parties, or complex facts and circumstances; or (d) insured risk transfer or coverage is undetermined, there is considerable uncertainty surrounding the timing or resolution of these matters, including a possible eventual loss. Given this inherent unpredictability, actual future litigation costs could differ from the Company’s current estimates. At the same time, the Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. In accordance with ASC No. 450 (“ASC 450”), “Contingencies,” the Company accrues amounts for legal matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may occasionally need to adjust the accruals to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with ASC 450, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. For matters as to which the Company believes a loss is probable and reasonably estimable, it had legal reserves of $7.9 million and $17.2 million at September 30, 2014 and December 31, 2013, respectively. (See “Part II, Item 1, Legal Proceedings.”) It currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $1.5 million in the aggregate.

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

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 provide guidance on revenue recognition and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

judgment and make more estimates than is required under the current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In the event that a Guarantor Subsidiary is sold or disposed of (whether by merger, consolidation, sale of its capital stock, or sale of all or substantially all of its assets [other than by lease]), and whether or not the Guarantor Subsidiary is the surviving corporation in such transaction to an entity which is not the Company or a Restricted Subsidiary of the Company, such Guarantor Subsidiary will be released from its obligations under its guarantee if (a) the sale or other disposition is in compliance with the indenture and (b) all the obligations of such Guarantor Subsidiary under any agreements relating to any other indebtedness of the Company or its restricted subsidiaries terminate upon consummation of such transaction. In addition, a Guarantor Subsidiary will be released from its obligations under the indenture if such Subsidiary ceases to be a Restricted Subsidiary (in compliance with the applicable provisions of the indenture).

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30, 2014

			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

REVENUES	$363,306	$320,271	$11,954	$(15,339)	$680,192
EXPENSES	319,887	290,377	7,386	(15,339)	602,311
OTHER INCOME	653	344	64	-	1,061

Income from continuing operations before taxes	44,072	30,238	4,632	-	78,942
Tax expense	16,980	11,650	1,784	-	30,414
Equity in net earnings of subsidiaries	21,436	-	-	(21,436)	-

NET INCOME	$48,528	$18,588	$2,848	$(21,436)	$48,528

	NINE MONTHS ENDED SEPTEMBER 30, 2014

REVENUES	$911,447	$841,379	$31,297	$(36,859)	$1,747,264
EXPENSES	817,494	770,294	30,074	(36,859)	1,581,003
OTHER INCOME	2,138	827	89	-	3,054

Income from continuing operations before taxes	96,091	71,912	1,312	-	169,315
Tax expense	37,013	27,700	505	-	65,218
Equity in net earnings of subsidiaries	45,019	-	-	(45,019)	-

NET INCOME	$104,097	$44,212	$807	$(45,019)	$104,097

	THREE MONTHS ENDED SEPTEMBER 30, 2013

REVENUES	$323,969	$249,258	$13,514	$(10,318)	$576,423
EXPENSES	297,739	228,148	7,497	(10,318)	523,066
OTHER INCOME	434	195	-	-	629

Income from continuing operations before taxes	26,664	21,305	6,017	-	53,986
Tax (benefit) expense	(1,047)	1,433	42	-	428
Equity in net earnings of subsidiaries	25,847	-	-	(25,847)	-

Net income from continuing operations	53,558	19,872	5,975	(25,847)	53,558
Income (loss) from discontinued operations, net of taxes	91	(21)	-	21	91

NET INCOME	$53,649	$19,851	$5,975	$(25,826)	$53,649

	NINE MONTHS ENDED SEPTEMBER 30, 2013

REVENUES	$795,603	$638,081	$39,697	$(29,283)	$1,444,098
EXPENSES	741,527	592,183	21,733	(29,283)	1,326,160
OTHER INCOME	2,116	414	-	-	2,530

Income from continuing operations before taxes	56,192	46,312	17,964	-	120,468
Tax (benefit) expense	(102,234)	(84,262)	171	-	(186,325)
Equity in net earnings of subsidiaries	148,367	-	-	(148,367)	-

Net income from continuing operations	306,793	130,574	17,793	(148,367)	306,793
Income from discontinued operations, net of taxes	167	20	-	(20)	167

NET INCOME	$306,960	$130,594	$17,793	$(148,387)	$306,960

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED SEPTEMBER 30, 2014

			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

Net income	$48,528	$18,588	$2,848	$(21,436)	$48,528
Other comprehensive loss, net of tax:
Amortization of actuarial loss on defined benefit pension plan, net	4	-	-	-	4
Unrealized loss on marketable securities, available-for-sale, net	(224)	-	-	-	(224)

Other comprehensive loss, net of tax	(220)	-	-	-	(220)

Comprehensive income	$48,308	$18,588	$2,848	$(21,436)	$48,308

	NINE MONTHS ENDED SEPTEMBER 30, 2014

Net income	$104,097	$44,212	$807	$(45,019)	$104,097

Other comprehensive income, net of tax:
Amortization of actuarial loss on defined benefit pension plan, net	13	-	-	-	13
Unrealized gain on marketable securities, available-for-sale, net	200	-	-	-	200

Other comprehensive income, net of tax	213	-	-	-	213

Comprehensive income	$104,310	$44,212	$807	$(45,019)	$104,310

	THREE MONTHS ENDED SEPTEMBER 30, 2013
Net income	$53,649	$19,851	$5,975	$(25,826)	$53,649
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, available-for-sale, net	686	-	-	-	686
Other comprehensive income, net of tax	686	-	-	-	686
Comprehensive income	$54,335	$19,851	$5,975	$(25,826)	$54,335

	NINE MONTHS ENDED SEPTEMBER 30, 2013
Net income	$306,960	$130,594	$17,793	$(148,387)	$306,960
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, available-for-sale, net	(289)	-	-	-	(289)
Other comprehensive loss, net of tax	(289)	-	-	-	(289)
Comprehensive income	$306,671	$130,594	$17,793	$(148,387)	$306,671

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	SEPTEMBER 30, 2014
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$17,289	$151,182	$9,227	$-	$177,698
Marketable securities and restricted cash	298,536	-	24,798	-	323,334
Consolidated inventory owned	1,248,991	760,078	-	-	2,009,069
Consolidated inventory not owned	16,727	-	14,598	-	31,325
Total housing inventories	1,265,718	760,078	14,598	-	2,040,394
Investment in subsidiaries	407,410	-	-	(407,410)	-
Intercompany receivables	473,273	-	-	(473,273)	-
Other assets	237,195	59,103	98,930	-	395,228
TOTAL ASSETS	2,699,421	970,363	147,553	(880,683)	2,936,654

LIABILITIES
Accounts payable and other accrued liabilities	293,553	122,712	20,695	-	436,960
Financial services credit facilities	-	-	79,228	-	79,228
Debt	1,402,880	-	-	-	1,402,880
Intercompany payables	-	467,377	5,896	(473,273)	-
TOTAL LIABILITIES	1,696,433	590,089	105,819	(473,273)	1,919,068
EQUITY
STOCKHOLDERS’ EQUITY	1,002,988	380,274	27,136	(407,410)	1,002,988
NONCONTROLLING INTEREST	-	-	14,598	-	14,598
TOTAL LIABILITIES AND EQUITY	$2,699,421	$970,363	$147,553	$(880,683)	$2,936,654

	DECEMBER 31, 2013
ASSETS
Cash and cash equivalents	$25,521	$193,356	$9,109	$-	$227,986
Marketable securities and restricted cash	377,267	-	25,922	-	403,189
Consolidated inventory owned	955,943	660,664	-	-	1,616,607
Consolidated inventory not owned	17,297	-	15,879	-	33,176
Total housing inventories	973,240	660,664	15,879	-	1,649,783

Investment in subsidiaries	369,580	-	-	(369,580)	-
Intercompany receivables	517,057	-	-	(517,057)	-
Other assets	290,153	54,052	155,149	-	499,354
Assets of discontinued operations	-	30	-	-	30
TOTAL ASSETS	2,552,818	908,102	206,059	(886,637)	2,780,342

LIABILITIES
Accounts payable and other accrued liabilities	247,328	106,420	31,773	-	385,521
Financial services credit facility	-	-	73,084	-	73,084
Debt	1,397,308	-	-	-	1,397,308
Intercompany payables	-	465,252	51,805	(517,057)	-
Liabilities of discontinued operations	136	368	-	-	504
TOTAL LIABILITIES	1,644,772	572,040	156,662	(517,057)	1,856,417
EQUITY
STOCKHOLDERS’ EQUITY	908,046	336,062	33,518	(369,580)	908,046
NONCONTROLLING INTEREST	-	-	15,879	-	15,879
TOTAL LIABILITIES AND EQUITY	$2,552,818	$908,102	$206,059	$(886,637)	$2,780,342

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30, 2014
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$104,097	$44,212	$807	$(45,019)	$104,097
Adjustments to reconcile net income from continuing operations to net cash (used for) provided by operating activities	23,073	7,101	296	-	30,470
Changes in assets and liabilities	(245,509)	(89,951)	37,701	45,019	(252,740)
Other operating activities, net	(883)	-	-	-	(883)
Net cash (used for) provided by operating activities from continuing operations	(119,222)	(38,638)	38,804	-	(119,056)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	772	-	-	-	772
Additions to property, plant and equipment	(10,337)	(5,608)	(45)	-	(15,990)
Purchases of marketable securities, available-for-sale	(366,526)	-	(1,325)	-	(367,851)
Proceeds from sales and maturities of marketable securities, available-for-sale	468,057	-	2,500	-	470,557
Net cash provided by (used for) investing activities from continuing operations	91,966	(5,608)	1,130	-	87,488
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	5,061	-	-	-	5,061
Borrowings against revolving credit facilities, net	-	-	6,144	-	6,144
Common stock dividends, repurchases and stock-based compensation	(10,659)	-	-	-	(10,659)
Increase in restricted cash	(19,161)	-	(51)	-	(19,212)
Intercompany balances	43,783	2,126	(45,909)	-	-
Other financing activities	-	(54)	-	-	(54)
Net cash provided by (used for) financing activities from continuing operations	19,024	2,072	(39,816)	-	(18,720)
Net (decrease) increase in cash and cash equivalents from continuing operations	(8,232)	(42,174)	118	-	(50,288)
Cash flows from operating activities—discontinued operations	-	(27)	-	-	(27)
Cash and cash equivalents at beginning of year	25,521	193,383	9,109	-	228,013
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,289	$151,182	$9,227	$-	$177,698

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	NINE MONTHS ENDED SEPTEMBER 30, 2013
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$306,793	$130,574	$17,793	$(148,367)	$306,793
Adjustments to reconcile net income from continuing operations to net cash (used for) provided by operating activities	(210,059)	5,729	184	-	(204,146)
Changes in assets and liabilities	(271,647)	(218,114)	11,203	148,367	(330,191)
Other operating activities, net	(728)	-	-	-	(728)
Net cash (used for) provided by operating activities from continuing operations	(175,641)	(81,811)	29,180	-	(228,272)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in (contributions to) unconsolidated joint ventures, net	78	(3,517)	-	-	(3,439)
Additions to property, plant and equipment	(6,558)	(7,341)	(576)	-	(14,475)
Purchases of marketable securities, available-for-sale	(612,930)	-	(2,825)	-	(615,755)
Proceeds from sales and maturities of marketable securities, available-for-sale	629,773	-	4,499	-	634,272
Cash paid for business acquisitions	(19,880)	(31,007)	-	-	(50,887)
Net cash (used for) provided by investing activities from continuing operations	(9,517)	(41,865)	1,098	-	(50,284)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	262,951	-	-	-	262,951
Common stock dividends and stock-based compensation	23,247	-	-	-	23,247
Increase in restricted cash	(16,455)	-	(4,700)	-	(21,155)
Intercompany balances	(94,339)	117,952	(23,613)	-	-
Other financing activities	-	(43)	-	-	(43)
Net cash provided by (used for) financing activities from continuing operations	175,404	117,909	(28,313)	-	265,000
Net (decrease) increase in cash and cash equivalents from continuing operations	(9,754)	(5,767)	1,965	-	(13,556)
Cash flows from operating activities—discontinued operations	-	(24)	-	-	(24)
Cash flows from investing activities—discontinued operations	-	24	-	-	24
Cash and cash equivalents at beginning of year	32,130	117,865	8,119	-	158,114
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,376	$112,098	$10,084	$-	$144,558

Note 21.  Transactions with Affiliates

During 2013, the Company issued $1.5 million of promissory notes to affiliates of the Company’s Philadelphia division for the development and sale of land and lots. These notes will be repaid once each lot and home is sold, and no later than within three years of their issuance. At September 30, 2014 and December 31, 2013, the balances of the promissory notes from these affiliates totaled $126,000 and $1.3 million, respectively. Additionally, the Company leases office space from affiliates in its Philadelphia and Phoenix divisions at market terms.

Note 22.  Subsequent Event

No event has occurred subsequent to September 30, 2014, that has required recognition or disclosure in the Company’s financial statements.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six reportable segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title and escrow services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues for the quarter ended September 30, 2014. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

In the third quarter of 2014, the Company’s strategic homebuilding initiatives have continued to generate consistent year-over-year and sequential improvements in volume, operational efficiencies and profitability while, at the same time, maintaining a strong balance sheet. The Company made significant progress in achieving its operational goals during the third quarter of 2014 with an 18.0 percent increase in consolidated revenues; a 1.6 percent rise in housing gross profit margin; and a 0.7 percent decline in the selling, general and administrative expense ratio, all of which led to an increase in homebuilding operations profitability, compared to the same period in the prior year. The number of active communities rose 15.1 percent to 327 active communities at September 30, 2014, from 284 active communities at September 30, 2013, driving increases of 7.2 percent in sales, 7.2 percent in closings and 5.4 percent in backlog for the quarter ended September 30, 2014, compared to the same period in 2013. Ongoing land acquisitions continue to increase the Company’s share in existing markets, while investments in new communities increased consolidated inventory owned by $391.9 million, or 24.0 percent, at September 30, 2014, compared to December 31, 2013.

The Company believes that continued revenue growth and improved financial performance will most likely come from a greater presence in its established markets and from its entry into new markets, as well as from a return to more traditional sales absorption rates should improvement in economic indicators continue. Although employment levels are rising, macroeconomic indicators are mixed. Mortgage availability headwinds and tepid economic improvements on a national scale continue to impact the housing industry by keeping sales absorption rates per community below recent quarters and levels historically seen during more robust housing recoveries. The Company believes that it is well positioned to take advantage of opportunities in markets that are showing employment growth and a healthy demographic outlook.

The Company’s pretax earnings increased by 46.2 percent to $78.9 million for the quarter ended September 30, 2014, from $54.0 million for the same period in 2013. The increase in pretax earnings for the third quarter of 2014, compared to the same period in 2013, was primarily due to a rise in revenues; higher housing gross profit margin; and a reduced selling, general and administrative expense ratio. Net income totaled $48.5 million, or $0.85 per diluted share, for the quarter ended September 30, 2014, compared to $53.6 million, or $0.95 per diluted share, for the same period in 2013.  The decrease in net income was primarily due to a reversal of its deferred tax asset valuation allowance in 2013, which also restored income tax expense in 2014. The Company’s ability to raise gross margins during the third quarter of 2014 was primarily driven by delivering a larger mix of homes in new and more profitable communities, as well as by increasing prices in some of its existing communities.

The Company’s consolidated revenues increased 18.0 percent to $680.2 million for the quarter ended September 30, 2014, from $576.4 million for the same period in 2013. This increase in consolidated revenues was primarily attributable to a 7.2 percent rise in closings and to an 11.1 percent higher average closing price. The increase in average closing price was due to changes in the product and in the geographic mix of homes delivered during the third quarter of 2014, versus the same period in 2013, as well as to a more accommodating price environment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Revenues for the homebuilding and financial services segments totaled $668.2 million and $12.0 million, respectively, for the third quarter of 2014, compared to $562.9 million and $13.5 million, respectively, for the third quarter of 2013.

The Company reported a rise in closing volume for the quarter ended September 30, 2014, compared to the same period in 2013, due to an increase in sales. New orders rose 7.2 percent to 1,707 units for the quarter ended September 30, 2014, from 1,592 units for the same period in 2013. The increase in new orders was primarily due to a 15.1 percent increase in the number of active communities, partially offset by a lower average monthly sales absorption rate of 1.8 homes per community for the third quarter of 2014, versus 2.0 homes per community for the third quarter of 2013. The Company’s average monthly sales absorption rate is calculated by dividing the net new orders in the period by the average number of active communities during the period divided by the number of months in that period. New order dollars increased 13.4 percent for the quarter ended September 30, 2014, compared to the same period in 2013.

Selling, general and administrative expense totaled 11.2 percent of homebuilding revenues for the third quarter of 2014, compared to 11.9 percent for the same period in 2013. This decrease in the selling, general and administrative expense ratio was primarily attributable to higher leverage that resulted from increased revenues and to lower incentive compensation expense due, in part, to a decline in stock price.

The Company’s financial services segment reported pretax earnings of $4.6 million for the quarter ended September 30, 2014, compared to pretax earnings of $6.0 million for the same period in 2013. This decline in pretax earnings was primarily attributable to a lower percentage of loan pipeline locked during the third quarter of 2014, compared to the same period in 2013.

The Company maintained a strong balance sheet, ending the quarter with $501.0 million in cash, cash equivalents and marketable securities. Its net debt-to-capital ratio, including marketable securities, was 47.3 percent at September 30, 2014, compared to 45.8 percent at December 31, 2013. Stockholders’ equity per share rose 10.8 percent to $21.76 at September 30, 2014, compared to $19.64 at December 31, 2013.

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

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at September 30, 2014:

North	Baltimore, Chicago, Delaware, Indianapolis, Metro Washington, D.C., Minneapolis, New Jersey, Northern Virginia and Philadelphia
Southeast	Atlanta, Charleston, Charlotte, Myrtle Beach, Orlando, Raleigh/Durham and Tampa
Texas	Austin, Dallas, Houston and San Antonio
West	Denver, Las Vegas, Phoenix and Southern California

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except units)	2014	2013	2014	2013
REVENUES
Housing	$667,797	$560,573	$1,713,926	$1,398,642
Land and other	441	2,336	2,041	5,759
TOTAL REVENUES	668,238	562,909	1,715,967	1,404,401

EXPENSES
Cost of sales
Housing	519,594	444,974	1,344,417	1,115,354
Land and other	299	2,103	1,666	4,133
Total cost of sales	519,893	447,077	1,346,083	1,119,487
Selling, general and administrative	67,609	59,806	182,984	155,105
Interest	-	1,277	-	8,120
TOTAL EXPENSES	587,502	508,160	1,529,067	1,282,712

PRETAX EARNINGS	$80,736	$54,749	$186,900	$121,689
Closings (units)	2,018	1,883	5,188	4,849
Housing gross profit margin	22.2%	20.6%	21.6%	20.3%
Selling, general and administrative ratio	10.1%	10.6%	10.7%	11.0%

Three months ended September 30, 2014, compared to three months ended September 30, 2013

The homebuilding segments reported pretax earnings of $80.7 million for the third quarter of 2014, compared to pretax earnings of $54.7 million for the same period in 2013. This improvement in homebuilding results was primarily due to a rise in revenues; higher housing gross profit margin; and a reduced selling, general and administrative expense ratio.

Homebuilding revenues increased 18.7 percent to $668.2 million for the third quarter of 2014 from $562.9 million for the same period in 2013 primarily due to a 7.2 percent rise in closings and to an 11.1 percent higher average closing price. The increase in average closing price was due to changes in both the product and in the geographic mix of homes delivered during the third quarter of 2014, versus the same period in 2013, as well as to a more accommodating price environment. Homebuilding revenues for the third quarter of 2014 included $441,000 from land sales, which resulted in pretax earnings of $142,000, compared to homebuilding revenues for the third quarter of 2013 that included $2.3 million from land sales, which resulted in pretax earnings of $233,000.

Housing gross profit margin for the third quarter of 2014 was 22.2 percent, compared to 20.6 percent for the same period in 2013. This improvement in housing gross profit margin was primarily attributable to a relative decline in direct construction costs of 1.1 percent.  Additionally, a reduction in the fair value of acquisition-related contingent liabilities provided a 0.4 percent benefit to housing gross profit margin during the third quarter of 2014. Gross profit margin from land sales was 32.2 percent for the three months ended September 30, 2014, compared to 10.0 percent for the same period in 2013. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

The homebuilding segments’ selling, general and administrative expense ratio totaled 10.1 percent of homebuilding revenues for the third quarter of 2014, compared to 10.6 percent for the same period in 2013. This decrease in the selling, general and administrative expense ratio was primarily attributable to higher leverage that resulted from increased revenues.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest incurred principally to finance land acquisitions, land development and home construction totaled $17.2 million and $16.9 million for the three months ended September 30, 2014 and 2013, respectively. The homebuilding segments recorded no interest expense during the third quarter of 2014, compared to $1.3 million of interest expense during the same period in 2013. This decrease in interest expense from the third quarter of 2013 was primarily due to the capitalization of all interest incurred during the third quarter of 2014, which resulted from a higher level of inventory under development. (See Note 9, “Housing Inventories.”)

Nine months ended September 30, 2014, compared to nine months ended September 30, 2013

The homebuilding segments reported pretax earnings of $186.9 million for the first nine months of 2014, compared to pretax earnings of $121.7 million for the same period in 2013. This improvement in homebuilding results was primarily due to a rise in revenues; higher housing gross profit margin; a reduced selling, general and administrative expense ratio; and a decline in interest expense.

Homebuilding revenues increased 22.2 percent to $1.7 billion for the first nine months of 2014 from $1.4 billion for the same period in 2013 primarily due to a 7.0 percent rise in closings and to a 14.6 percent higher average closing price. The increase in average closing price was due to changes in both the product and in the geographic mix of homes delivered during the first nine months of 2014, versus the same period in 2013, as well as to a more accommodating price environment. Homebuilding revenues for the first nine months of 2014 included $2.0 million from land sales, which resulted in pretax earnings of $375,000, compared to homebuilding revenues for the first nine months of 2013 that included $5.8 million from land sales, which resulted in pretax earnings of $1.6 million.

Housing gross profit margin for the first nine months of 2014 was 21.6 percent, compared to 20.3 percent for the same period in 2013. This improvement in housing gross profit margin was primarily attributable to a relative decline in direct construction costs of 1.5 percent, partially offset by increased land costs of 0.2 percent. Gross profit margin from land sales was 18.4 percent for the nine months ended September 30, 2014, compared to 28.2 percent for the same period in 2013. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios.

The homebuilding segments’ selling, general and administrative expense ratio totaled 10.7 percent of homebuilding revenues for the first nine months of 2014, compared to 11.0 percent for the same period in 2013. This decrease in the selling, general and administrative expense ratio was primarily attributable to higher leverage that resulted from increased revenues.

Interest incurred principally to finance land acquisitions, land development and home construction totaled $51.4 million and $50.4 million for the nine months ended September 30, 2014 and 2013, respectively. The homebuilding segments recorded no interest expense during the first nine months of 2014, compared to $8.1 million of interest expense during the first nine months of 2013. This decrease in interest expense from the first nine months of 2013 was primarily due to the capitalization of all interest incurred during the first nine months of 2014, which resulted from a higher level of inventory under development. (See Note 9, “Housing Inventories.”)

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; and cash deposits related to consolidated inventory not owned, rose 24.0 percent to $2.0 billion at September 30, 2014, from $1.6 billion at December 31, 2013. Homes under construction increased 45.2 percent to $934.0 million at September 30, 2014, from $643.4 million at December 31, 2013, as a result of higher backlog. Land under development and improved lots increased 10.5 percent to $1.1 billion at September 30, 2014, compared to $973.3 million at December 31, 2013, as the Company acquired additional land

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

and opened more communities during the first nine months of 2014. The Company had 439 model homes with inventory values totaling $124.7 million at September 30, 2014, compared to 370 model homes with inventory values totaling $99.3 million at December 31, 2013. In addition, it had 1,336 started and unsold homes with inventory values totaling $266.3 million at September 30, 2014, compared to 977 started and unsold homes with inventory values totaling $196.2 million at December 31, 2013.

The following table provides certain information with respect to the Company’s number of residential communities and lots under development at September 30, 2014:

	COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS
	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	106	64	8	1	179	14,416
Southeast	95	55	9	6	165	12,722
Texas	84	50	-	3	137	7,450
West	42	51	-	1	94	6,888
Total	327	220	17	11	575	41,476

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects on hold for future home sales. At September 30, 2014, of the 11 communities that were held-for-sale, 7 communities had fewer than 20 lots remaining.

Favorable affordability levels and the appearance of a recovery in most housing submarkets have allowed the Company to focus on growing its number of active communities and increasing profitability, all while balancing those two objectives with cash preservation. During the quarter ended September 30, 2014, it secured 3,376 owned or optioned lots, opened 38 communities and closed 18 communities. The Company operated from 15.1 percent more active communities at September 30, 2014, than it did at September 30, 2013. The number of lots controlled was 40,850 lots at September 30, 2014, compared to 38,142 lots at December 31, 2013. Optioned lots, as a percentage of total lots controlled, were 36.4 percent and 38.3 percent at September 30, 2014 and December 31, 2013, respectively. In addition, the Company controlled 626 lots and 628 lots under joint venture agreements at September 30, 2014 and December 31, 2013, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides a summary of results for the Company’s homebuilding segments for the three- and nine-month periods ended September 30, 2014 and 2013:

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2014	2013	2014	2013
NORTH
Revenues	$193,066	$178,318	$480,741	$421,818
Expenses
Cost of sales	149,082	144,327	378,617	342,566
Selling, general and administrative	19,562	18,427	51,954	44,824
Interest	-	303	-	3,086
Total expenses	168,644	163,057	430,571	390,476
Pretax earnings	$24,422	$15,261	$50,170	$31,342
Housing gross profit margin	22.8%	19.0%	21.2%	18.8%
SOUTHEAST
Revenues	$181,821	$159,778	$449,279	$395,605
Expenses
Cost of sales	138,468	125,464	344,007	313,051
Selling, general and administrative	18,489	16,947	48,288	44,386
Interest	-	(25)	-	1,661
Total expenses	156,957	142,386	392,295	359,098
Pretax earnings	$24,864	$17,392	$56,984	$36,507
Housing gross profit margin	23.9%	21.6%	23.5%	20.9%
TEXAS
Revenues	$142,465	$119,993	$378,754	$297,543
Expenses
Cost of sales	114,029	96,122	304,484	237,275
Selling, general and administrative	15,484	13,660	43,895	35,230
Interest	-	332	-	1,387
Total expenses	129,513	110,114	348,379	273,892
Pretax earnings	$12,952	$9,879	$30,375	$23,651
Housing gross profit margin	20.0%	20.0%	19.6%	20.3%
WEST
Revenues	$150,886	$104,820	$407,193	$289,435
Expenses
Cost of sales	118,314	81,164	318,975	226,595
Selling, general and administrative	14,074	10,772	38,847	30,665
Interest	-	667	-	1,986
Total expenses	132,388	92,603	357,822	259,246
Pretax earnings	$18,498	$12,217	$49,371	$30,189
Housing gross profit margin	21.6%	22.6%	21.7%	21.6%
TOTAL
Revenues	$668,238	$562,909	$1,715,967	$1,404,401
Expenses
Cost of sales	519,893	447,077	1,346,083	1,119,487
Selling, general and administrative	67,609	59,806	182,984	155,105
Interest	-	1,277	-	8,120
Total expenses	587,502	508,160	1,529,067	1,282,712
Pretax earnings	$80,736	$54,749	$186,900	$121,689
Housing gross profit margin	22.2%	20.6%	21.6%	20.3%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended September 30, 2014, compared to three months ended September 30, 2013

North—Homebuilding revenues increased 8.3 percent to $193.1 million in 2014 from $178.3 million in 2013 primarily due to a 4.3 percent rise in average closing price and to a 3.9 percent increase in the number of homes delivered. The increase in average closing price was primarily attributable to a change in product mix with the largest contribution coming from the Indianapolis market, partially offset by a lower average closing price in the Washington, D.C., market. The rise in the number of homes delivered was largely due to the Company’s entry into the Philadelphia market during July 2013 and to increased closings in the Indianapolis market. Gross profit margin on home sales was 22.8 percent in 2014, compared to 19.0 percent in 2013. This improvement in housing gross profit margin was primarily due to a relative decline in land costs of 3.0 percent and to a reduction in the fair value of acquisition-related contingent liabilities that resulted in a 1.4 percent benefit to gross profit margin, partially offset by an increase in direct construction costs of 0.5 percent. As a result, the North region generated pretax earnings of $24.4 million in 2014, compared to pretax earnings of $15.3 million in 2013.

Southeast—Homebuilding revenues increased 13.8 percent to $181.8 million in 2014 from $159.8 million in 2013 primarily due to a 17.5 percent rise in average closing price, partially offset by a 2.6 percent decline in the number of homes delivered. The increase in average closing price was broad-based across all markets, with the largest contributions coming from the Atlanta and Charleston markets. The decline in the number of homes delivered was most impacted by the Tampa and Orlando markets primarily due to a reduction in sales absorption rates. Gross profit margin on home sales was 23.9 percent in 2014, compared to 21.6 percent in 2013. This improvement in housing gross profit margin was primarily due to a relative decline in direct construction costs of 2.7 percent, partially offset by lower leverage of direct overhead expense of 0.2 percent. As a result, the Southeast region generated pretax earnings of $24.9 million in 2014, compared to pretax earnings of $17.4 million in 2013.

Texas—Homebuilding revenues increased 18.7 percent to $142.5 million in 2014 from $120.0 million in 2013 primarily due to a 10.4 percent rise in average closing price and to an 8.2 percent increase in the number of homes delivered. The increase in average closing price was broad-based across all markets. The rise in the number of homes delivered was evenly distributed across all markets, with the exception of a decrease in the Austin market that was primarily due to a decline in active communities. Gross profit margin on home sales remained consistent at 20.0 percent in 2014 and 2013 as lower relative land costs of 1.7 percent were partially offset by increases in direct construction costs of 1.2 percent and warranty costs of 0.4 percent. As a result, the Texas region generated pretax earnings of $13.0 million in 2014, compared to pretax earnings of $9.9 million in 2013.

West—Homebuilding revenues increased 43.9 percent to $150.9 million in 2014 from $104.8 million in 2013 primarily due to a 33.9 percent rise in the number of homes delivered and to a 7.5 percent increase in average closing price. The Denver and Southern California markets were the largest contributors to the increase in the number of homes delivered. The increase in average closing price was primarily due to a change in geographic mix as the number of homes delivered in this segment shifted to higher priced communities in Southern California and Denver. Gross profit margin on home sales was 21.6 percent in 2014, compared to 22.6 percent in 2013. This decrease in housing gross profit margin was primarily attributable to increased land costs of 3.7 percent due to the opening of several higher priced communities with slightly lower margins in the Southern California market in 2014, partially offset by a relative decline in direct construction costs of 2.2 percent. As a result, the West region generated pretax earnings of $18.5 million in 2014, compared to pretax earnings of $12.2 million in 2013.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Nine months ended September 30, 2014, compared to nine months ended September 30, 2013

North—Homebuilding revenues increased 14.0 percent to $480.7 million in 2014 from $421.8 million in 2013 primarily due to a 6.7 percent rise in average closing price and to a 6.7 percent increase in the number of homes delivered. The rise in average closing price was primarily attributable to an increase in the Indianapolis market, partially offset by a lower average closing price in the Washington and Philadelphia markets due to a change in product mix. The rise in the number of homes delivered was most impacted by the Company’s entry into the Philadelphia market during July 2013. Gross profit margin on home sales was 21.2 percent in 2014, compared to 18.8 percent in 2013. This improvement in housing gross profit margin was primarily due to a relative decline in land costs of 2.2 percent and to a reduction in the fair value of acquisition-related contingent liabilities that resulted in a 0.7 percent benefit to gross profit margin, partially offset by lower leverage of direct overhead expense of 0.2 percent and by increased weather-related costs of 0.2 percent. As a result, the North region generated pretax earnings of $50.2 million in 2014, compared to pretax earnings of $31.3 million in 2013.

Southeast—Homebuilding revenues increased 13.6 percent to $449.3 million in 2014 from $395.6 million in 2013 primarily due to an 18.2 percent rise in average closing price, partially offset by a 3.7 percent decline in the number of homes delivered. All markets reported an increase in average closing price with the largest contributions coming from the Charleston and Atlanta markets. The decline in the number of homes delivered was most impacted by the Tampa and Orlando markets due to a reduction in sales absorption rates. Gross profit margin on home sales was 23.5 percent in 2014, compared to 20.9 percent in 2013. This improvement in housing gross profit margin was primarily due to a relative decline in direct construction costs of 2.2 percent and to lower land costs of 0.7 percent, partially offset by lower leverage of direct overhead expense of 0.2 percent. As a result, the Southeast region generated pretax earnings of $57.0 million in 2014, compared to pretax earnings of $36.5 million in 2013.

Texas—Homebuilding revenues increased 27.3 percent to $378.8 million in 2014 from $297.5 million in 2013 primarily due to a 15.1 percent rise in the number of homes delivered and to an 11.0 percent increase in average closing price. The rise in the number of homes delivered was primarily attributable to the Company’s re-entry into the Dallas market in June of 2013, compared to relatively flat closings in the remaining markets. The increase in average closing price was broad-based across all markets. Gross profit margin on home sales was 19.6 percent in 2014, compared to 20.3 percent in 2013. This decline in housing gross profit margin was primarily due to a relative rise in direct construction costs of 1.0 percent and to an increase in warranty costs of 0.2 percent, partially offset by decreased land costs of 0.7 percent. As a result, the Texas region generated pretax earnings of $30.4 million in 2014, compared to pretax earnings of $23.7 million in 2013.

West—Homebuilding revenues increased 40.7 percent to $407.2 million in 2014 from $289.4 million in 2013 primarily due to a 19.8 percent rise in average closing price and to an 18.2 percent increase in the number of homes delivered. The increase in average closing price was primarily attributable to a change in geographic and product mix with the largest contribution coming from the Southern California market. The increase in the number of homes delivered was most impacted by significantly higher closings in the Southern California and Denver markets, partially offset by slightly lower closings in the Las Vegas market due to decreased sales absorption rates. Gross profit margin on home sales was 21.7 percent in 2014, compared to 21.6 percent in 2013. Gross profit margins in the West were flat primarily due to higher land costs of 3.8 percent associated with higher priced communities in Southern California, offset by a relative decline in direct construction costs of 3.8 percent primarily due to leverage associated with increased base prices. As a result, the West region generated pretax earnings of $49.4 million in 2014, compared to pretax earnings of $30.2 million in 2013.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

New Orders

New orders increased 7.2 percent to 1,707 units for the third quarter of 2014 from 1,592 units for the same period in 2013, and new order dollars rose 13.4 percent for the third quarter of 2014, compared to the same period in 2013. The overall increase in new orders was primarily due to a 15.1 percent rise in active communities, partially offset by lower sales absorption rates. The Company’s average monthly sales absorption rate was 1.8 homes per community for the third quarter of 2014, versus 2.0 homes per community for the same period in 2013. New orders for the third quarter of 2014 declined 17.5 percent in the North, compared to the same period in 2013, primarily due to the acquired backlog of Cornell Homes in 2013 and to a decrease in the sales absorption rate, partially offset by an increase in the number of active communities. New orders for the third quarter of 2014 rose 12.0 percent and 7.5 percent in the Southeast and Texas, respectively, compared to the same period in 2013, primarily due an increase in the number of active communities. New orders for the third quarter of 2014 rose 62.0 percent in the West, compared to the same period in 2013, primarily due to an increase in the number of active communities and to an increase in the sales absorption rate.

The following table provides the number of the Company’s active communities at September 30, 2014 and 2013:

	2014	2013	% CHG
North	106	86	23.3%
Southeast	95	85	11.8
Texas	84	81	3.7
West	42	32	31.3
Total	327	284	15.1%

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

The following table provides the Company’s new orders (units and aggregate sales values) for the three- and nine-month periods presented:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2014	2013	% CHG	2014	2013	% CHG
UNITS
North	499	605	(17.5)%	1,766	1,833	(3.7)%
Southeast	484	432	12.0	1,789	1,833	(2.4)
Texas	345	321	7.5	1,305	1,291	1.1
West	379	234	62.0	1,261	877	43.8
Total	1,707	1,592	7.2%	6,121	5,834	4.9%

DOLLARS (in millions)
North	$160	$189	(15.3)%	$559	$568	(1.7)%
Southeast	163	130	25.1	572	501	14.2
Texas	117	104	12.3	434	398	9.0
West	153	100	53.6	518	338	53.6
Total	$593	$523	13.4%	$2,083	$1,805	15.4%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s cancellation rates, which are defined as cancelled orders divided by gross new orders, for the three- and nine-month periods presented:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2014	2013	% CHG	2014	2013	% CHG
North	20.5%	16.8%	3.7%	16.4%	15.1%	1.3%
Southeast	22.7	24.7	(2.0)	17.8	17.3	0.5
Texas	23.8	31.6	(7.8)	20.6	20.8	(0.2)
West	20.7	21.2	(0.5)	18.1	15.1	3.0
Total	21.9%	23.0%	(1.1)%	18.1%	17.1%	1.0%

The Company reported an overall slight decrease in cancellation rates during the third quarter of 2014, compared to the same period in 2013. Cancellation rates, however, have increased sequentially in 2014 primarily due to continued challenges in the availability of homeowner financing and the ability to qualify buyers.

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three- and nine-month periods presented:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
		2014		2013		2014		2013
	AVG $	% OF	AVG $	% OF	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$20	6.1%	$16	5.0%	$19	5.7%	$18	5.6%
Southeast	22	6.9	19	7.0	22	7.0	20	7.7
Texas	32	9.0	33	10.0	33	9.3	37	11.3
West	16	3.8	13	3.3	18	4.2	14	3.9
Total	$23	6.4%	$20	6.4%	$23	6.5%	$22	7.1%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Closings

The following table provides the Company’s closings and average closing prices for the three- and nine-month periods presented:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2014	2013	% CHG	2014	2013	% CHG
UNITS
North	607	584	3.9%	1,504	1,410	6.7%
Southeast	602	618	(2.6)	1,535	1,594	(3.7)
Texas	434	401	8.2	1,174	1,020	15.1
West	375	280	33.9	975	825	18.2
Total	2,018	1,883	7.2%	5,188	4,849	7.0%

AVERAGE PRICE (in thousands)
North	$318	$305	4.3%	$319	$299	6.7%
Southeast	302	257	17.5	292	247	18.2
Texas	328	297	10.4	322	290	11.0
West	402	374	7.5	418	349	19.8
Total	$331	$298	11.1%	$330	$288	14.6%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At September 30, 2014, the Company had outstanding contracts for 3,559 units, representing a 35.5 percent increase from 2,626 units at December 31, 2013, and a 5.4 percent rise from 3,376 units at September 30, 2013. The $1.2 billion value of outstanding contracts at September 30, 2014, represented a 14.5 percent increase from the $1.1 billion value of outstanding contracts at September 30, 2013.

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at September 30, 2014 and 2013:

	2014			2013
			AVERAGE			AVERAGE
		DOLLARS	PRICE		DOLLARS	PRICE
	UNITS	(in millions)	(in thousands)	UNITS	(in millions)	(in thousands)
North	1,094	$345	$316	1,042	$336	$322
Southeast	1,056	357	338	1,120	318	284
Texas	745	254	341	748	237	317
West	664	268	404	466	179	384
Total	3,559	$1,224	$344	3,376	$1,070	$317

At September 30, 2014, the Company projected that approximately 64 percent of its outstanding contracts will close during the fourth quarter of 2014, subject to cancellations.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

financial services segment leverages this relationship to offer its services to homebuyers, which, in turn, helps the Company monitor its backlog and closing process. The mortgage capture rate represents the percentage of homes closed and available to capture by the Company that were financed with mortgage loans obtained from RMC. Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party investor then services and manages the loans. The fair values of the Company’s mortgage loans held-for-sale totaled $87.1 million and $139.6 million at September 30, 2014 and December 31, 2013, respectively.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in thousands, except units)	2014	2013	2014	2013

REVENUES
Income from origination and sale of mortgage loans, net	$8,665	$10,339	$22,780	$31,455
Title, escrow and insurance	2,795	2,588	6,927	6,772
Interest and other	494	587	1,590	1,470
TOTAL REVENUES	11,954	13,514	31,297	39,697
EXPENSES	7,386	7,497	30,074	21,733
OTHER INCOME	64	-	89	-
PRETAX EARNINGS	$4,632	$6,017	$1,312	$17,964
Originations (units)	1,047	1,063	2,586	2,783
Ryland Homes origination capture rate	59.4%	66.6%	59.9%	66.2%

Three months ended September 30, 2014, compared to three months ended September 30, 2013

For the three months ended September 30, 2014, the financial services segment reported pretax earnings of $4.6 million, compared to pretax earnings of $6.0 million for the same period in 2013. Revenues for the financial services segment decreased 11.5 percent to $12.0 million for the three months ended September 30, 2014, compared to $13.5 million for the same period in 2013. This decline in revenues for the third quarter of 2014, compared to the same period in 2013, was primarily attributable to a lower percentage of loan pipeline locked during 2014 and to a 7.2 percent reduction in capture rate, partially offset by a 6.7 percent increase in average loan size. For the three months ended September 30, 2014 and 2013, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 59.4 percent and 66.6 percent, respectively. The decline in capture rate for the third quarter of 2014, compared to the third quarter of 2013, was primarily due to increased competition in the mortgage marketplace, as well as to the gradual introduction of mortgage-related products and services into new markets. For the three months ended September 30, 2014, financial services expense totaled $7.4 million, versus $7.5 million for the same period in 2013.

Nine months ended September 30, 2014, compared to nine months ended September 30, 2013

For the nine months ended September 30, 2014, the financial services segment reported pretax earnings of $1.3 million, compared to pretax earnings of $18.0 million for the same period in 2013. Revenues for the financial services segment decreased 21.2 percent to $31.3 million for the nine months ended September 30, 2014, compared to $39.7 million for the same period in 2013. This decline in revenues for the first nine months of 2014, compared to the same period in 2013, was primarily attributable to a decrease in locked loan pipeline volume, which was due to the reversal of the accelerated timing of loan locks during 2013 and to a 6.3 percent reduction in capture rate, partially offset by an 8.3 percent increase in average loan size. For the nine months ended September 30, 2014 and 2013, the capture rates of mortgages originated for customers of the Company’s homebuilding operations

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

were 59.9 percent and 66.2 percent, respectively. The decline in capture rate for the nine months ended September 30, 2014, compared to the same period in 2013, was primarily due to increased competition in the mortgage marketplace, as well as to the gradual introduction of mortgage-related products and services into new markets. For the nine months ended September 30, 2014, financial services expense totaled $30.1 million, versus $21.7 million for the same period in 2013. This increase in expense for the first nine months of 2014, compared to the same period in 2013, was primarily attributable to a $5.8 million rise in legal reserves and to a $2.4 million higher expense related to changes in estimates of ultimate insurance loss liability. (See Note 18, “Commitments and Contingencies.”)

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

At June 30, 2013, the Company determined that it was more likely than not that its deferred tax assets would be realized, which resulted in a $187.5 million reversal of the valuation allowance against its deferred tax assets, which was calculated on an annual basis, during the second quarter of 2013. After this reversal, the Company had a valuation allowance of $46.4 million against its deferred tax assets, which was used to offset income during the second half of 2013. At September 30, 2014 and December 31, 2013, the Company had no valuation allowance against its deferred tax assets.

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; and borrowings under financial services credit facilities. In light of current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new communities to facilitate continued growth and profitability. As a result of this strategy, the Company opened 38 new communities during the third quarter of 2014; has senior debt maturities ranging from 2015 to 2022; and ended the quarter with $501.0 million in cash, cash equivalents and marketable securities.

Consolidated inventory owned by the Company increased 24.0 percent to $2.0 billion at September 30, 2014, compared to $1.6 billion at December 31, 2013. The Company attempts to maintain a projected three- to four-year supply of land. At September 30, 2014, it controlled 40,850 lots, with 25,978 lots owned and 14,872 lots, or 36.4 percent, under option. Lots controlled increased 7.1 percent at September 30, 2014, from 38,142 lots controlled at December 31, 2013. The Company also controlled 626 lots and 628 lots under joint venture agreements at September 30, 2014 and December 31, 2013, respectively. (See Note 9, “Housing Inventories,” and Note 12, “Investments in Joint Ventures.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

At September 30, 2014, the Company’s net debt-to-capital ratio, including marketable securities, increased to 47.3 percent from 45.8 percent at December 31, 2013. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.

During the nine months ended September 30, 2014, the Company used $119.1 million of cash for operating activities, which included cash outflows related to a $396.2 million increase in inventories, partially offset by cash inflows of $134.6 million from current period net income; $59.5 million from a decline in deferred income taxes; $52.4 million from a decrease in mortgage loans held-for-sale; and $30.7 million from changes in other assets, liabilities and other operating activities. Investing activities provided $87.5 million, which included cash inflows of $102.7 million related to net reductions in investments in marketable securities and $772,000 related to a net return of investments in unconsolidated joint ventures, partially offset by cash outflows of $16.0 million related to an increase in property, plant and equipment. The Company used $18.7 million for financing activities, which included cash outflows of $29.7 million for common stock repurchases; an increase of $19.2 million in restricted cash; and payments of $4.2 million for dividends, partially offset by cash inflows of $23.3 million from the issuance of common stock under stock-based compensation; net borrowings of $6.1 million against the Company’s repurchase credit facilities; and a $5.1 million increase in short-term borrowings. Net cash used during the nine months ended September 30, 2014, totaled $50.3 million.

Dividends declared totaled $0.03 per share for the three months ended September 30, 2014 and 2013, and $0.09 per share for the nine months ended September 30, 2014 and 2013.

For the quarter ended September 30, 2014, borrowing arrangements for the homebuilding segments included senior notes, convertible senior notes and nonrecourse secured notes payable. Senior notes outstanding, net of discount, totaled $1.4 billion at September 30, 2014 and December 31, 2013. Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at September 30, 2014. The Company’s obligations to pay principal, premium and interest under its senior notes and convertible senior notes are guaranteed on a joint and several basis by substantially all of its Guarantor Subsidiaries. Such guarantees are full and unconditional. (See Note 20, “Supplemental Guarantor Information.”)

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements requiring it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $107.7 million and $93.6 million under these agreements at September 30, 2014 and December 31, 2013, respectively.

To finance its land purchases, the Company may also use nonrecourse secured notes payable. At September 30, 2014 and December 31, 2013, outstanding nonrecourse secured notes payable totaled $5.7 million and $689,000, respectively.

The financial services segment uses funds made available under its repurchase credit facilities, cash generated internally and existing equity to finance its operations.

During the second quarter of 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which will expire in April 2015. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At September 30, 2014, RMCMC was in compliance with these covenants. RMCMC had outstanding borrowings against the credit facility that totaled $45.4 million at September 30, 2014. The weighted-average

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

effective interest rate on the outstanding borrowings against this credit facility was 3.0 percent at September 30, 2014.

During 2011, RMCMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”), which was subsequently increased to $100.0 million during 2014 and will expire in December 2014. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of the facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At September 30, 2014, RMCMC was in compliance with these covenants. RMCMC had outstanding borrowings against the credit facility that totaled $33.8 million and $73.1 million at September 30, 2014 and December 31, 2013, respectively. The weighted-average effective interest rate on the outstanding borrowings against this credit facility was 3.4 percent at September 30, 2014 and December 31, 2013.

The Company repurchased 860,000 shares of its outstanding common stock during the third quarter of 2014. The Company had existing authorization of $112.6 million from its Board of Directors to purchase 3.4 million additional shares, based on the Company’s stock price at September 30, 2014. Outstanding shares of common stock at September 30, 2014 and December 31, 2013, totaled 46,087,214 and 46,234,809, respectively.

The Company is focused on managing overhead expense, land acquisition, development and homebuilding construction activity in conjunction with opportunistic debt offerings in order to maintain liquidity and appropriate debt levels commensurate with its existing business and growth expectations. The Company believes that it will be able to continue to fund its homebuilding and financial services operations through its existing cash resources, operating income, and issuances of replacement and new debt.

Off–Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At September 30, 2014, the Company had $73.7 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $900.6 million, of which option contracts totaling $2.6 million contained specific performance provisions. At December 31, 2013, the Company had $73.0 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $869.1 million, of which option contracts totaling $2.5 million contained specific performance provisions. Additionally, the Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $31.3 million and $33.2 million of inventory not owned related to a lot option purchase contract at September 30, 2014 and December 31, 2013, respectively. (See Note 11, “Variable Interest Entities (‘VIE’).”)

At September 30, 2014 and December 31, 2013, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $107.7 million and $93.6 million, respectively. Additionally, at September 30, 2014, it had performance bonds that totaled $177.1 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements, compared to $138.9 million at December 31, 2013. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 20, “Supplemental Guarantor Information.”)

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three- and nine-month periods ended September 30, 2014, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Outlook

Although rates of improvement in the Company’s housing markets can vary, it believes that the housing market as a whole may continue to progress due to overall improvements in the economy; employment; accessible financing; attractive housing affordability levels; and demographic trends. Absent unexpected changes in economic conditions and other unforeseen circumstances, these developments, combined with additional leverage of overhead expenditures from higher volumes, should allow the Company to improve its performance. The Company anticipates steady growth in its community count during the remainder of 2014. At September 30, 2014, the Company’s backlog of orders for new homes totaled 3,559 units, with a projected dollar value of $1.2 billion, reflecting a 43.2 percent increase in projected dollar value from $854.8 million at December 31, 2013. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions, as well as future sales absorption rates. Although the Company’s outlook remains cautious, the strength of its balance sheet, liquidity and improved operating leverage have positioned it to successfully take advantage of any continued advancements in economic trends and in the demand for new homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2013. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

At December 31, 2013, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2014, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On December 23, 2011, Countrywide filed a lawsuit against Ryland Mortgage Company alleging breach of contract related to repurchase and indemnity obligations arising out of the sale of mortgage loans associated with loan purchase agreements between Countrywide and Ryland Mortgage Company. In the third quarter of 2014, Ryland Mortgage Company settled the lawsuit and any other potential claims related to repurchase and indemnity obligations arising out of the sale of mortgage loans associated with loan purchase agreements between Countrywide and Ryland Mortgage Company, resulting in a $5.8 million charge during the second quarter of 2014. (See Note 18, “Commitments and Contingencies.”)

The Company is party to various other legal proceedings generally incidental to its businesses. Based on evaluation of these matters and discussions with counsel, management believes that it is not probable that liabilities arising from these matters will have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three and nine months ended September 30, 2014, compared to the risk factors set forth in the Company’s 2013 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its own equity securities during the three months ended September 30, 2014:

(in thousands, except share data)
			TOTAL NUMBER	APPROXIMATE
			OF SHARES	DOLLAR VALUE OF
	TOTAL		PURCHASED AS	SHARES THAT MAY
	NUMBER OF	AVERAGE	PART OF PUBLICLY	YET BE PURCHASED
	SHARES	PRICE PAID	ANNOUNCED PLANS	UNDER THE PLANS
PERIOD	PURCHASED	PER SHARE	OR PROGRAMS	OR PROGRAMS
August 1–31	560,000	$34.12	560,000	$123,198
September 1–30	300,000	35.26	300,000	112,619
Total	860,000	$34.52	860,000

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During the three-month period ended September 30, 2014, 860,000 shares were repurchased in accordance with this authorization. At September 30, 2014, there were approximately 3.4 million shares available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date.

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

THE RYLAND GROUP, INC.
Registrant

October 28, 2014	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 28, 2014	By: /s/ David L. Fristoe
Date	David L. Fristoe
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Furnished herewith)