Form 10-K
period 2014-12-31
RYLAND GROUP INC
filed 2015-02-25
CIK 85974

Use these links to rapidly review the document

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended (the "Exchange Act")

For the fiscal year ended December 31, 2014

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
Yes ☐    No ☒

The aggregate market value of the common stock of The Ryland Group, Inc. held by nonaffiliates of the registrant (45,712,911 shares) at June 30, 2014, was $1,802,917,210. The number of shares of common stock of The Ryland Group, Inc. outstanding on February 23, 2015, was 46,681,044.

DOCUMENT INCORPORATED BY REFERENCE

Name of Document	Location in Report
Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

THE RYLAND GROUP, INC.
FORM 10-K
INDEX

PART I

Item 1.    Business

With headquarters in Southern California, The Ryland Group, Inc., a Maryland corporation (the "Company"), is one of the nation's largest homebuilders and a mortgage-finance company. The Company is traded on the New York Stock Exchange ("NYSE") under the symbol "RYL." Founded in 1967, the Company has built more than 315,000 homes. In addition, RMC Mortgage Corporation and its subsidiaries ("RMCMC") and Ryland Mortgage Company (collectively referred to as "RMC") have provided mortgage financing and related services for more than 255,000 homebuyers.

The Company consists of six reportable segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company's business is conducted and located in the United States, and its operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title and escrow services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues in 2014. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots. In addition to building single-family detached homes, the homebuilding segments also build attached homes, such as townhomes and condominiums that share common walls and roofs. The Company generally builds homes for entry-level buyers and first- and second-time move-up buyers. Its prices generally range from $160,000 to more than $650,000, with the average price of a home closed during 2014 being $333,000. The financial services segment provides mortgage-related products and services, as well as title and escrow services, to its homebuyers.

The Company has traditionally concentrated on expanding its operations by investing its available capital in both existing and new markets. New and existing communities are evaluated based on returns, profitability and cash flow, and both senior and local management are incentivized based on the achievement of such returns. Management monitors the land acquisition process, sales revenues, margins and returns achieved in each of the Company's markets as part of its capital allocation process. (See "Part I, Item 1A, Risk Factors.")

The Company, which is diversified throughout the United States, believes diversification not only reduces its exposure to economic and market fluctuations, but also enhances its growth potential. Capital is strategically allocated to avoid concentration in any given geographic area and to reduce the risk associated with excessive dependence on local market anomalies. Subject to macroeconomic and local market conditions, the Company generally tries to either manage its exposure or expand its presence in its existing markets in an effort to be among the largest builders in each of those markets. In managing its exposure, the Company may decide to reduce its inventory position in a market because of current factors or conditions, or it may exit a market that is no longer viable for the achievement of its strategic goals. It may seek diversification by expanding within existing divisions or by selectively entering new markets, primarily through establishing start-up or satellite operations, or by acquiring local builders.

The Company's national scale has provided opportunities for the negotiation of volume discounts and rebates from material suppliers. Its scale, as well as the strength and transparency of its balance sheet and its relationship with the banking industry, has provided the Company with a lower cost of capital, compared to smaller and more localized competitors. The Company believes that economies of scale and diversification may contribute to improvements in its operating margins during periods of growth and mitigate its overall risk.

Committed to product innovation, the Company conducts ongoing research into consumer preferences and trends. It is constantly adapting and improving its floor plans, design features and customized options. The Company strives to offer value, quality, location and selection to all of its homebuyers.

The Company is dedicated to building quality homes and customer relationships. With customer satisfaction as a major priority, it continues to make innovative enhancements designed to attract homebuyers. The Company continually improves its methods of collecting customer feedback by using systems for tracking requests, processing issues and promoting customer interaction. In addition, it uses a third party to analyze customer feedback in order to better serve its homebuyers' needs.

The Company enters into land development joint ventures, from time to time, for the purpose of building lot positions, reducing its risk profile and enhancing its return on capital. It periodically partners with developers, other homebuilders or financial investors to develop finished lots for sale to the joint ventures' members or to other third parties.

Recent Trends

As a result of its strategic initiatives, strong balance sheet, liquidity, broad geographic presence and experienced personnel, the Company was able to capitalize on attractive land acquisition opportunities in markets with improving affordability statistics, demographics and household creation trends from 2012 to 2014. The Company began to expand more aggressively through accelerated land acquisitions in most markets, as well as through its acquisitions of homebuilders with operations in the Charlotte, Phoenix and Raleigh markets during 2012 and, during 2013, in the Dallas market and in the Delaware, New Jersey and Pennsylvania tri-state area. As a result, the Company was able to increase community count, improve operating leverage and return to higher profitability. The Company believes that continued revenue growth and improved financial performance will most likely come from a greater presence in its established markets, should economic progress continue, and that it is well positioned to take advantage of such opportunities, especially in markets that are showing employment growth and a healthy demographic outlook.

Homebuilding

General

The Company's homes are built on-site and marketed in four major geographic regions, or segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at December 31, 2014:

North	Baltimore, Chicago, Delaware, Indianapolis, Metro Washington, D.C., Minneapolis/St. Paul, New Jersey, Northern Virginia and Philadelphia
Southeast	Atlanta, Charleston, Charlotte, Myrtle Beach, Orlando, Raleigh/Durham and Tampa
Texas	Austin, Dallas/Fort Worth, Houston and San Antonio
West	Denver, Las Vegas, Phoenix and Southern California

The Company has decentralized operations to capitalize on the expertise of its local division presidents and management teams. Each of its homebuilding divisions across the country generally consists of a division president; a controller; management personnel focused on land acquisition, entitlement and development, sales, construction, product development, customer service and purchasing; and accounting and administrative personnel. The Company's operations in each of its homebuilding markets may differ due to a number of market-specific factors, including regional economic conditions and job growth; land availability and development requirements; consumer preferences; competition from other homebuilders; and resale home activity. The Company not only considers each of these factors upon entering into new markets, but also in determining the extent of its operations and the allocation of its capital in existing markets. Market experience of local management teams is critical to the decision-making process regarding the Company's operations.

The Company markets attached and detached single-family homes, which are generally targeted to entry-level and first- and second-time move-up buyers. Its diverse product lines are tailored to the local styles and preferences found in each of its geographic markets. The product line offered in a particular community is determined in conjunction with the land acquisition process and is dependent upon a number of factors, including consumer preferences, competitive product offerings, and construction and development costs.

The Company generally offers several different floor plans within its communities, each with unique architectural styles. Exteriors may be further distinguished by the use of stone, stucco, brick or siding. Some home designs may be used in multiple communities across several divisions within the Company, with modifications to suit local trends. Additionally, new designs are continuously being developed to replace or augment existing ones in order to ensure that homes reflect current consumer preferences. The Company relies on its own architectural staff and also engages unaffiliated architectural firms to develop new designs.

Homebuyers are able to customize certain features of their homes by selecting from numerous options and upgrades displayed in the Company's model homes and design centers. These design centers, which are conveniently located in most of the Company's markets, feature state-of-the-art technology and showcase upgrades that represent sources of additional revenue and profit for the Company. The Company typically offers a variety of potential options and upgrades for an additional charge, such as different choices of flooring, countertops and appliances. It designs its base house and option packages to meet the needs of its customers. Options and upgrades contributed 14.0 percent of homebuilding revenues in 2014 and resulted in significantly higher margins in comparison to base homes.

Land Acquisition and Development

The Company's long-term objective is to control a portfolio of building lots sufficient to meet its anticipated homebuilding requirements for a period of approximately four to five years. The Company acquires land only after completing due diligence and feasibility studies. The land acquisition process is controlled by a corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and lot option purchase contracts to acquire and control lot inventory for use in the sale and construction of homes. The Company's land acquisition activities include the purchase of finished lots from developers and the purchase of undeveloped entitled land from third parties. The Company generally does not purchase unentitled or unzoned land.

Although control of lot inventory through the use of option contracts minimizes the Company's investment, such a strategy is not viable in certain markets due to the absence of third-party land developers. In other markets, competitive conditions may prevent the Company from controlling quality lots solely through the use of option contracts. In such situations, the Company may acquire undeveloped entitled land and/or finished lots on a bulk basis. The Company utilizes the selective development of land to gain access to prime locations, increase margins and position itself as a leader in the area through its influence over a community's character, layout and amenities. After determining the size, style, price range, density, layout and overall design of a community, the Company obtains governmental and other approvals necessary to begin the development process. Land is then graded; roads, utilities and other infrastructure are installed; and individual homesites are created.

Materials Costs

Substantially all materials used in construction are available from a number of sources, and prices may fluctuate due to various factors. To increase purchasing efficiencies, the Company not only standardizes certain building materials and products, but also acquires such products through national and regional supply contracts. The Company has, on occasion, experienced shortages of certain materials. If shortages were to occur in the future, it could result in longer construction times and higher costs than those experienced in the past.

Construction

Substantially all on-site construction is performed for a fixed price by independent subcontractors selected on a competitive-bid basis. The Company generally obtains a minimum of three competitive bids for each phase of construction. Construction activities are supervised by the Company's production team, which coordinates subcontractor work; monitors quality; and ensures compliance with local zoning and building codes. The construction time for homes depends on the weather, availability of labor or subcontractors, materials, home size, geological conditions, as well as on other factors. The duration of the home construction process is generally between three and six months. The Company has an integrated financial and homebuilding management system that assists in scheduling production and controlling costs. Through this system, the Company monitors construction status and job costs incurred for each home during each phase of construction. The system provides for detailed budgeting and allows the Company to track and control actual costs, versus construction bids, for each community and subcontractor. The Company has, on occasion, experienced shortages of skilled labor in certain markets. If shortages were to occur in the future, it could result in longer construction times and higher costs than those experienced in the past.

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

Sales and Marketing

The Company generally markets its homes to entry-level and first- and second-time move-up buyers through targeted product offerings in each of the communities in which it operates. The Company's marketing strategy is determined during the land acquisition and feasibility stages of a community and may be updated based on observed trends after the community opens. Employees and independent real estate brokers sell the Company's homes generally by showing furnished models. A new order is reported when a sales contract has been signed by the homebuyer, approved by the Company and secured by a deposit, subject to cancellation. The Company normally starts construction of a home when a customer has selected a lot, chosen a floor plan and received preliminary mortgage approval. Construction may begin prior to this, however, in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings. Homebuilding revenues are recognized when home sales are closed, title and possession are transferred to the buyer, and there is no significant continuing involvement from the homebuilder.

The Company advertises directly to potential homebuyers through the Internet and in newspapers and trade publications, as well as with marketing brochures and newsletters. It also uses billboards; radio and television advertising; and its Website to market the location, price range and availability of its homes. The Company attempts to operate in conspicuously located communities that permit it to take advantage of local traffic patterns. Model homes play a significant role in the Company's marketing efforts by creating an attractive atmosphere, in which to showcase its floor plans, options and upgrades.

The Company's sales contracts require an earnest money deposit. The amount of earnest money received varies between markets and communities. Buyers are generally required to pay additional deposits when they select options or upgrades for their homes. Most of the Company's sales contracts stipulate that when homebuyers cancel their contracts with the Company, it has the right to retain their earnest money and option deposits. Its operating divisions may, however, refund a portion of such deposits. The Company's sales contracts may also include contingencies that permit homebuyers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified time period, or if they cannot sell an existing home. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer may vary, depending on customer preferences, lot availability, permit approval and construction cycles.

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

The Company provides each homeowner with product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years from the time of closing. The Company believes its warranty program meets or exceeds terms customarily offered in the homebuilding industry. The subcontractors who perform the construction services also provide warranties on workmanship.

Seasonality

The Company experiences seasonal variations in its quarterly operating results and capital requirements. Historically, new order activity is higher during the spring and summer months. As a result, in the third and fourth quarters of its fiscal year, the Company typically has more homes under construction, closes more homes, and has greater revenues, which may contribute to additional selling, general and administrative and gross profit leverage resulting in greater operating income. In addition to the overall volume of homes the Company sells and delivers, its results in a given period are significantly affected by the geographic mix of markets in which it operates; the number and characteristics of the communities the Company has open for sales in those markets; and the products it sells from those communities during the period. Historical results are not necessarily indicative of current or future homebuilding activities.

Inflation

The Company may be adversely affected during periods of inflation because of higher land, construction and personnel costs. Additionally, inflation may cause an increase in interest rates resulting not only in higher costs to finance the Company's operations but also in higher mortgage interest rates, affecting the affordability of its products to prospective buyers. While the Company generally attempts to pass on increases in its costs to its customers through increased sales prices, market conditions may limit the Company's ability to do so. During periods when we are unable to raise sales prices at rates to compensate for these higher costs, or if mortgage rates increase significantly, the Company's revenues, gross profit margins and net income could be adversely affected.

Financial Services

The Company's financial services segment provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. The Company's financial services segment includes RMC, RH Insurance Company, Inc. ("RHIC"), Columbia National Risk Retention Group, Inc. ("CNRRG") and Ryland Insurance Services ("RIS"). By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers. Providing mortgage financing and other services to its customers helps the Company monitor its backlog and closing process. The mortgage capture rate represents the percentage of homes closed and available to capture by the Company that were financed with mortgage loans obtained from RMC. Substantially all of the loans the Company originates are sold to third party investors within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party investor then services and manages the loans.

Loan Origination

In 2014, RMC's mortgage operations consisted primarily of loans originated in connection with sales of the Company's homes. During the year, RMC originated 3,914 loans totaling $1.1 billion. The vast majority of that amount was used for purchasing homes built by the Company, while the remainder was used for purchasing homes built by others, purchasing existing homes or refinancing existing mortgage loans.

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

Title and Escrow Services

Cornerstone Title Company, doing business as Ryland Title Company, is a 100 percent-owned subsidiary of RMCMC that provides escrow and title services and acts as a title insurance agent primarily for the Company's homebuyers. At December 31, 2014, it provided title services in Arizona, Colorado, Delaware, Florida, Illinois, Indiana, Maryland, Minnesota, Nevada, New Jersey, Pennsylvania, Texas and Virginia. Additionally, the Company provides title services through joint ventures in Georgia and South Carolina.

Insurance Services

RIS, a 100 percent-owned subsidiary of RMCMC, previously provided insurance services to the Company's homebuyers. Effective December 2013, RIS ceased writing new policies. During 2013, RIS provided insurance services to 38.1 percent of the Company's homebuyers.

RHIC, a 100 percent-owned subsidiary of the Company, provided insurance services to the homebuilding segments' subcontractors in certain markets. Effective June 1, 2008, RHIC ceased writing new policies. Registered and licensed under Section 431, Article 19 of the Hawaii Revised Statutes, RHIC is required to meet certain minimum capital and surplus requirements. Additionally, no dividends may be paid without prior approval of the Hawaii Insurance Commissioner.

CNRRG, a 100 percent-owned subsidiary of the Company and some of its affiliates, was established to directly offer structural warranty coverage to protect homeowners against liability risks arising in connection with the homebuilding business of the Company and its affiliates.

Corporate

Corporate is a non-operating reportable segment with the sole purpose of supporting operations. Corporate implements strategic initiatives; monitors and allocates capital; establishes operational policies and internal control standards; and provides financial, human resource, information technology, insurance, legal and tax compliance services. In addition, it performs administrative functions associated with a publicly traded entity.

Real Estate and Economic Conditions

The Company is significantly affected by fluctuations in national and local economic conditions such as unemployment rates, interest rates and levels of consumer confidence. The effects of these fluctuations can differ among the various geographic markets in which the Company operates. During 2014, mortgage availability headwinds and slow household formation growth impacted the Company's ability to attract homebuyers.

Inventory risk can be substantial for homebuilders. The market value of land, lots and housing inventories fluctuates as a result of changing market and economic conditions. The Company must continuously locate and acquire land not only for expansion into new markets, but also for replacement and expansion of land inventory within current markets. The Company employs various measures designed to control inventory risk, including a corporate land approval process and a continuous review of operational metrics by senior management. It cannot, however, assure that these measures will avoid or eliminate this risk. The Company has experienced substantial losses from inventory and other valuation adjustments and write-offs in prior years.

Competition

The Company competes for homebuyers, properties, raw materials, skilled labor, employees and management talent with a large number of national, regional and local homebuilding companies in each of its markets. The strong presence of national homebuilders, plus the viability of regional and local homebuilders, impacts the level of competition in many markets. The Company also competes with other housing alternatives, including existing homes and rental properties. Principal competitive factors in the homebuilding industry include price; design; quality; reputation; relationships with developers; accessibility of subcontractors; availability and location of lots; and availability of customer financing. The Company's financial services segment competes with other mortgage companies to arrange financing for homebuyers. Principal competitive factors include interest rates, fees and other mortgage loan product features available to the consumer.

Employees

At December 31, 2014, the Company had 1,502 employees. The Company considers its employee relations to be good. No employees are represented by a collective bargaining agreement.

Website Access to Reports

The Company files annual, quarterly and special reports; proxy statements; and other information with the U.S. Securities and Exchange Commission ("SEC") under the Exchange Act and the Securities Act of 1933, as amended (the "Securities Act"). The Company files information electronically with the SEC, and its filings are available on the SEC's Website at www.sec.gov. The Company's Website address is www.ryland.com. Information on the Company's Website is not part of this report. The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, XBRL filings, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Website as soon as possible after it electronically files such material with or furnishes it to the SEC. To retrieve any of this information, visit www.ryland.com, select "Investor Relations," scroll down the page to "Financial Information" and select "SEC Filings." Through its Website, the Company shares information about itself with the securities marketplace.

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

As a result of turbulence in the credit markets and mortgage finance industry in 2008 and 2009, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and VA. FHA backing of mortgages has recently been particularly important to the mortgage finance industry and to the Company's business. In 2014, 31.3 percent of the Company's homebuyers who chose to finance with RMC purchased a home using an FHA- or VA-backed loan. In addition, the Federal Reserve has purchased a sizable amount of mortgage-backed securities in an effort to stabilize mortgage interest rates and to support the market for mortgage-backed securities. The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or ceasing of the federal government's mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may significantly revise the federal government's participation in and support of the residential mortgage market. In this regard, the Federal Reserve has announced reductions in its monthly bond purchase stimulus program.

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

Substantially all of the loans the Company originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. The mortgage industry has experienced substantial increases in delinquencies, foreclosures and foreclosures-in-process. All mortgages are generally sold, and under certain limited circumstances RMC is required to indemnify loan investors for losses incurred on sold loans. Reserves are created to address repurchase and indemnity claims made by these third-party investors or purchasers. These reserves are based on pending claims received that are associated with previously sold mortgage loans, industry foreclosure data, the Company's portfolio delinquency and foreclosure rates on sold loans made available by investors, as well as on historical loss payment patterns used to develop ultimate loss projections. Estimating loss has been made more difficult by the recent processing delays related to foreclosure losses affecting agencies and financial institutions. Because of the uncertainties inherent in estimating these matters, the Company cannot provide assurance that the amounts reserved will be adequate or that any potential inadequacies will not have an adverse effect on its results of operations.

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

The market value of the Company's land, building lots and housing inventories fluctuates as a result of changing market and economic conditions. In addition, inventory carrying costs can result in losses in poorly performing projects or markets. Changes in economic and market conditions have caused the Company to dispose of land and options for land and housing inventories on a basis that has resulted in loss and required it to write down or reduce the carrying value of its inventory. During the year ended December 31, 2014, the Company decided not to pursue development and construction in certain areas where it held land or made option deposits, which resulted in $2.5 million in recorded write-offs of option deposits and preacquisition feasibility costs. The Company can provide no assurance that it will not need to record additional write-offs in the future.

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

The Company conducts its construction operations as a general contractor with construction and development work performed by unaffiliated third-party subcontractors. As a consequence, the Company depends on the continued availability of and satisfactory performance by these subcontractors for the design and construction of its homes. The Company cannot make assurances that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors. In addition, inadequate subcontractor resources could delay the Company's construction schedules and have a material adverse effect on its business.

Because the homebuilding industry is competitive, the business practices of other homebuilders can have an impact on the Company's financial results and cause these results to decline.

The residential homebuilding industry is highly competitive. The Company competes with a large number of national, regional and local homebuilding companies in each of its markets. This competition could cause the Company to adjust selling prices in response to competitive conditions in the markets in which it operates and could require it to increase the use of sales incentives. The Company cannot predict whether these measures will be successful or if additional incentives will be made in the future. It also competes with other housing alternatives, including existing homes and rental housing. The homebuilding industry's principal competitive factors are home price, availability of customer financing, design, quality, reputation, relationships with developers, accessibility of subcontractors, and availability and location of homesites. Any of the foregoing factors could have an adverse impact on the Company's financial performance and results of operations.

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

The ability to access capital on favorable terms is an important factor in growing the Company's business and operations in a profitable manner. In 2007, Moody's lowered the Company's debt rating to non-investment grade, and Standard & Poor's ("S&P") also reduced the Company's investment-grade rating to non-investment grade in 2008. The Company received additional downgrades in 2008 and 2011. At December 31, 2014, Moody's reported the Company's rating outlook as stable and S&P reported its rating outlook as positive. The loss of an investment-grade rating affects the cost, availability and terms of credit available to the Company, making it more difficult and costly to access the debt capital markets for funds that may be required to implement its business plans.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company leases office space for its corporate headquarters in Westlake Village, California, and for its IT Department and RMC's operations center in Scottsdale, Arizona. In addition, the Company leases office space in the various markets in which it operates. The Company believes that its existing facilities are adequate for the Company's current and planned levels of operation. Because of the nature of the Company's homebuilding operations, significant amounts of property are held as inventory in the ordinary course of its homebuilding business. See Item 1. "Business" for a discussion of the Company's homebuilding operations.

Item 3.    Legal Proceedings

Contingent liabilities may arise from obligations incurred in the ordinary course of business or from the usual obligations of on-site housing producers for the completion of contracts.

On December 23, 2011, Countrywide Home Loans, Inc. ("Countrywide") filed a lawsuit against Ryland Mortgage Company alleging breach of contract related to repurchase and indemnity obligations arising out of the sale of mortgage loans associated with loan purchase agreements between Countrywide and Ryland Mortgage Company. In the third quarter of 2014, Ryland Mortgage Company settled the lawsuit and any other potential claims related to repurchase and indemnity obligations arising out of the sale of mortgage loans associated with loan purchase agreements between Countrywide and Ryland Mortgage Company. (See Note L, "Commitments and Contingencies.")

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity, Common Stock Prices and Dividends

The Company lists its common shares on the NYSE, trading under the symbol "RYL." The latest reported sale price of the Company's common stock on February 10, 2015, was $44.42, and there were 1,435 common stockholders of record on that date.

The following table presents high and low market prices, as well as dividend information, for the Company:

2014	HIGH	LOW	DIVIDENDS DECLARED PER SHARE	2013	HIGH	LOW	DIVIDENDS DECLARED PER SHARE

First quarter	$46.67	$38.07	$0.03	First quarter	$43.00	$33.50	$0.03
Second quarter	42.70	35.96	0.03	Second quarter	50.42	35.65	0.03
Third quarter	40.35	31.22	0.03	Third quarter	43.70	33.04	0.03
Fourth quarter	39.54	30.33	0.03	Fourth quarter	44.63	35.70	0.03

Issuer Purchases of Equity Securities

The following table summarizes the Company's purchases of its own equity securities during the year ended December 31, 2014:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS

(in thousands, except share data)
August 1–31	560,000	$34.12	560,000	$123,198
September 1–30	300,000	35.26	300,000	112,619

Total	860,000	$34.52	860,000

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. The Company repurchased 860,000 shares in accordance with this authorization during the year ended December 31, 2014. There were approximately 2.9 million shares available for purchase in accordance with this authorization, based on the Company's stock price at December 31, 2014. This authorization does not have an expiration date. The Company did not purchase any of its own equity securities during the years ended December 31, 2013 or 2012.

Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company's cumulative total stockholder return since December 31, 2009, to the S&P 500 and the Dow Jones U.S. Home Construction indices for the calendar years ended December 31:

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN1
Among The Ryland Group, Inc., The S&P 500 Index
And The Dow Jones U.S. Home Construction Index

    1 $100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company's equity compensation plan information as of December 31, 2014, is summarized as follows:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
PLAN CATEGORY	(a)	(b)	(c)

Equity compensation plans approved by stockholders	1,753,581	$ 23.30	3,633,175
Equity compensation plans not approved by stockholders[1]	–	–	–

1
The Company does not have any equity compensation plans that have not been approved by stockholders.

Item 6.   Selected Financial Data

	YEAR ENDED DECEMBER 31,
(in millions, except per share data)	2014	2013	2012	2011	2010

ANNUAL RESULTS
REVENUES
Homebuilding	$2,570	$2,089	$1,271	$863	$970
Financial services	45	52	37	27	31

TOTAL REVENUES	2,615	2,141	1,308	890	1,001

Cost of sales	2,008	1,654	1,027	727	844
Operating expenses	327	294	231	199	225

TOTAL EXPENSES	2,335	1,948	1,258	926	1,069

Other income (loss)	4	3	(6)	3	(13)

Income (loss) from continuing operations before taxes	284	196	44	(33)	(81)
Tax expense (benefit)	108	(183)	2	(3)	–

Net income (loss) from continuing operations	176	379	42	(30)	(81)
Loss from discontinued operations, net of taxes	–	–	(2)	(21)	(4)

NET INCOME (LOSS)	$176	$379	$40	$(51)	$(85)

YEAR-END POSITION
ASSETS
Cash, cash equivalents and marketable securities	$580	$631	$615	$563	$739
Housing inventories	2,046	1,650	1,077	795	752
Other assets	426	499	240	186	111
Assets of discontinued operations	–	–	2	35	51

TOTAL ASSETS	3,052	2,780	1,934	1,579	1,653

LIABILITIES
Debt and financial services credit facilities	1,532	1,470	1,134	874	880
Other liabilities	421	385	272	215	207
Liabilities of discontinued operations	–	1	2	6	4

TOTAL LIABILITIES	1,953	1,856	1,408	1,095	1,091

NONCONTROLLING INTEREST	14	16	22	34	62
STOCKHOLDERS' EQUITY	1,085	908	504	450	500

TOTAL EQUITY	$1,099	$924	$526	$484	$562

PER COMMON SHARE DATA
NET INCOME (LOSS)
Basic
Continuing operations	$3.77	$8.22	$0.93	$(0.67)	$(1.83)
Discontinued operations	0.00	0.00	(0.04)	(0.47)	(0.10)

Total	3.77	8.22	0.89	(1.14)	(1.93)

Diluted
Continuing operations	3.09	6.79	0.88	(0.67)	(1.83)
Discontinued operations	0.00	0.00	(0.04)	(0.47)	(0.10)

Total	$3.09	$6.79	$0.84	$(1.14)	$(1.93)

DIVIDENDS DECLARED	$0.12	$0.12	$0.12	$0.12	$0.12
STOCKHOLDERS' EQUITY	$23.43	$19.64	$11.16	$10.12	$11.31

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

Results of Operations
Overview

During 2014, the Company saw continued improvement in most of the economic indicators salient to the homebuilding industry: employment rates continued to rise, consumer confidence improved and interest rates remained at historically low levels. Sales pace, however, continued to be a challenge amidst slower household formation growth and a restrictive mortgage underwriting environment. The Company believes that the housing market as a whole is likely to move forward in its recovery as affordability remains attractive and homeownership remains near historically low levels. It believes that continued improvement in employment levels; low interest rates; slow relaxation of the mortgage underwriting environment; historically low production of single-family homes; and a steady increase of potential buyers due, in part, to an expected rise in the number of household formations should eventually drive more attractive sales absorption rates that will facilitate a healthier, sustainable long-term recovery. The Company remains structurally lean and, as a result of community count growth over the last several years, expects to achieve greater leverage with comparable volume levels than in past years.

Throughout 2014, the Company's strategic homebuilding initiatives continued to generate year-over-year improvements in volume, operational efficiencies and profitability while, at the same time, maintaining a strong balance sheet. The Company made significant progress in achieving its operational goals in 2014 with a 22.2 percent increase in consolidated revenues; a 1.0 percent rise in housing gross profit margin; and a 1.0 percent decrease in the selling, general and administrative expense ratio, all of which led to an improvement in homebuilding operations profitability, compared to the same period in the prior year. The Company reported increases of 9.3 percent in closings and 5.6 percent in sales for the year ended December 31, 2014, compared to 2013. The Company believes that continued revenue growth and improved financial performance will most likely come from a greater presence in its established markets, improvements in operational leverage and a return to more traditional sales absorption rates should economic progress continue.

The Company continues to maintain a geographically diverse footprint in order to manage risk and believes that it is well positioned to take advantage of favorable trends and opportunities in all of its markets. The number of active communities rose 21.0 percent to 351 active communities at December 31, 2014, from 290 active communities at December 31, 2013. Significant ongoing land acquisitions in its existing markets should enhance the Company's ability to establish additional market penetration and create a platform for future growth. Investments in new communities increased consolidated inventory owned by $397.5 million, or 24.3 percent, at December 31, 2014, compared to December 31, 2013.

The Company's net income from continuing operations totaled $175.8 million, or $3.09 per diluted share, for the year ended December 31, 2014, compared to $379.1 million, or $6.79 per diluted share, for 2013 and $42.4 million, or $0.88 per diluted share, for 2012. The decrease in net income for 2014, compared to 2013, was primarily due to a $258.9 million tax benefit related to the reversal of the Company's deferred tax valuation allowance in 2013, which also restored income tax expense in 2014. The increase in net income for 2013, compared to 2012, was primarily due to a reversal of the Company's deferred tax asset valuation allowance; a rise in closing volume; higher housing gross profit margin, including lower inventory valuation adjustments and write-offs; a reduced selling, general and administrative expense ratio; pretax charges related to early retirement of debt in 2012; and a decline in interest expense. Pretax charges related to inventory and other valuation adjustments and write-offs totaled $2.4 million, $2.0 million and $6.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company's consolidated revenues rose 22.2 percent to $2.6 billion for the year ended December 31, 2014, from $2.1 billion for 2013. This increase was primarily attributable to a 9.3 percent rise in closings and to a 12.5 percent higher average closing price. The increase in average closing price was due to a change in the product and geographic mix of homes delivered, as well as to a more accommodating price environment during 2014, versus 2013. The Company's consolidated revenues rose 63.6 percent to $2.1 billion for the year ended December 31, 2013, from $1.3 billion for the same period in the prior year. This increase was primarily attributable to a 46.1 percent rise in closings and to a 12.5 percent higher average closing price. The increase in average closing price was due to price increases in existing communities, as well as to a change in the product and geographic mix of homes delivered during 2013, versus 2012. Revenues for the homebuilding and financial services segments totaled $2.6 billion and $45.2 million in 2014, compared to $2.1 billion and $51.4 million in 2013 and $1.3 billion and $37.6 million in 2012, respectively.

The Company reported a rise in closing volume for the year ended December 31, 2014, compared to 2013, primarily due to higher backlog at the beginning of the year, as well as to an increase in sales. New orders rose 5.6 percent to 7,668 units for the year ended December 31, 2014, from 7,262 units for 2013 primarily due to an increase in the number of active communities, partially offset by lower sales absorption rates. New order dollars increased 15.2 percent for the year ended December 31, 2014, compared to 2013. The Company's average monthly sales absorption rate was 2.0 homes per community for the year ended December 31, 2014, versus 2.3 homes per community for 2013. The Company's average monthly sales absorption rate is calculated as the net new orders in the period divided by the average number of active communities during the period divided by the number of months in that period.

Selling, general and administrative expense totaled 11.2 percent of homebuilding revenues for the year ended December 31, 2014, compared to 12.2 percent and 15.0 percent for the same periods in 2013 and 2012, respectively. The year-over-year decreases were primarily attributable to higher leverage that resulted from increased revenues.

The financial services segment reported pretax earnings of $7.4 million, $20.1 million and $13.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in pretax earnings for 2014, compared to 2013, was primarily attributable to a decrease in locked loan pipeline volume, which was due, in part, to the reversal of the accelerated timing of loan locks during 2013; an increase in litigation expense; and higher expense related to a change in estimate of ultimate insurance loss liability. The rise in pretax earnings for 2013, compared to 2012, was primarily due to increases in locked loan pipeline and origination volumes, as well as to a rise in title income, partially offset by increased personnel costs and by higher expense related to estimates of ultimate insurance loss liability.

The Company maintained a strong balance sheet, ending the year with $580.0 million in cash, cash equivalents and marketable securities. After the maturity of the $126.5 million of 5.4 percent senior notes in January 2015, which were paid after year end with existing cash, the Company's earliest senior debt maturity is in 2017. Its net debt-to-capital ratio, including marketable securities, was 43.1 percent at December 31, 2014, compared to 45.8 percent at December 31, 2013. Stockholders' equity per share rose 19.3 percent to $23.43 at December 31, 2014, compared to $19.64 at December 31, 2013.

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

Homebuilding Overview

The combined homebuilding operations reported pretax earnings from continuing operations of $303.5 million, $201.8 million and $62.6 million for 2014, 2013 and 2012, respectively. Homebuilding results in 2014 improved from those in 2013 primarily due to a rise in revenues; higher housing gross profit margin; a reduced selling, general and administrative expense ratio; and a decline in interest expense. Homebuilding results in 2013 improved from those in 2012 primarily due to a rise in closing volume; higher housing gross profit margin, including lower inventory and other valuation adjustments and write-offs; a decline in interest expense; and a reduced selling, general and administrative expense ratio.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2014	2013	2012

REVENUES
Housing	$2,555,967	$2,082,838	$1,263,120
Land and other	13,934	6,537	7,727

TOTAL REVENUES	2,569,901	2,089,375	1,270,847
EXPENSES
Housing cost of sales
Cost of sales	1,998,379	1,649,223	1,017,124
Valuation adjustments and write-offs	(77)	146	5,166

Total housing cost of sales	1,998,302	1,649,369	1,022,290
Land and other cost of sales	9,342	4,827	5,182

Total cost of sales	2,007,644	1,654,196	1,027,472
Selling, general and administrative	258,781	224,995	164,688
Interest	–	8,358	16,118

TOTAL EXPENSES	2,266,425	1,887,549	1,208,278

PRETAX EARNINGS	$303,476	$201,826	$62,569

Closings (units)	7,677	7,027	4,809
Housing gross profit margin	21.8%	20.8%	19.1%
Selling, general and administrative ratio	10.1%	10.8%	13.0%

Homebuilding revenues increased 23.0 percent to $2.6 billion for 2014 from $2.1 billion for 2013 primarily due to a 9.3 percent rise in closings and to a 12.5 percent increase in average closing price. The increase in closings was due to a higher backlog at the beginning of the year and to a 5.6 percent rise in new orders during 2014, versus 2013. The increase in average closing price was due to a change in the product and geographic mix of homes delivered during 2014, versus 2013, as well as to a more accommodating price environment. Homebuilding revenues increased 64.4 percent to $2.1 billion for 2013 from $1.3 billion for 2012 primarily due to a 46.1 percent rise in closings and to a 12.5 percent increase in average closing price. The increase in closings was due to a 27.0 percent rise in new orders during 2013, versus 2012. The increase in average closing price was due to price increases in existing communities, as well as to a change in the product and geographic mix of homes delivered during 2013, versus 2012.

In order to manage its risk and return of land investments and monetize certain land positions, the Company executed several land and lot sales during the year. Homebuilding revenues included $13.9 million from land and lot sales for the year ended December 31, 2014, compared to $6.5 million for 2013 and $7.7 million for 2012, which resulted in pretax earnings of $4.6 million, $1.7 million and $2.5 million for 2014, 2013 and 2012, respectively. Gross profit margin from land and lot sales was 33.0 percent, 26.2 percent and 32.9 percent for the years ended December 31, 2014, 2013 and 2012, respectively. Fluctuations in revenues and gross profit percentages from land and lot sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; it will, however, occasionally sell a portion of its land to other homebuilders or third parties.

Housing gross profit margin was 21.8 percent for the year ended December 31, 2014, compared to 20.8 percent for 2013. This improvement in housing gross profit margin was attributable to a relative decline in direct construction costs of 1.0 percent. Housing gross profit margin was 20.8 percent for the year ended December 31, 2013, compared to 19.1 percent for the year ended December 31, 2012. This improvement was primarily attributable to a relative reduction in direct construction costs of 1.7 percent and to lower inventory valuation adjustments and write-offs of 0.4 percent, partially offset by increased land costs of 0.5 percent. Inventory and other valuation adjustments and write-offs affecting housing gross profit margin decreased to $146,000 for the year ended December 31, 2013, from $5.2 million for 2012.

The homebuilding segments' selling, general and administrative expense ratio totaled 10.1 percent of homebuilding revenues for 2014, 10.8 percent for 2013 and 13.0 percent for 2012. The year-over-year decreases in the selling, general and administrative expense ratio was primarily attributable to higher leverage resulting from increased revenues.

In 2014, the homebuilding segment capitalized all interest incurred, resulting in no interest expense for the year ended December 31, 2014, compared to $8.4 million and $16.1 million of interest expense for the years ended December 31, 2013 and 2012, respectively. The year-over-year decreases in interest expense were primarily due to an increase in the amount of interest capitalized resulting from higher levels of inventory under development. Interest incurred, principally to finance land acquisitions, land development and home construction, totaled $68.8 million, $67.6 million and $58.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

New orders represent sales contracts that have been signed by the homebuyer and approved by the Company, subject to cancellations. The dollar value of new orders increased $345.9 million, or 15.2 percent, to $2.6 billion for 2014 from $2.3 billion for 2013. The dollar value of new orders increased due to a rise in new order units and to a higher average closing price. Unit orders increased 5.6 percent to 7,668 new orders in 2014, compared to 7,262 new orders in 2013. This increase in new orders was primarily attributable to a 21.0 percent increase in the number of active communities, partially offset by a 13.0 percent decline in sales absorption rates. The dollar value of new orders increased $729.5 million, or 47.2 percent, to $2.3 billion for the year ended December 31, 2013, from $1.5 billion for the year ended December 31, 2012. Unit orders increased 27.0 percent to 7,262 new orders in 2013, compared to 5,719 new orders in 2012. This increase in new orders was primarily attributable to a 21.8 percent increase in the number of active communities and to a 4.5 percent rise in sales absorption rates. For the years ended December 31, 2014, 2013 and 2012, cancellation rates totaled 18.9 percent, 17.7 percent and 19.0 percent, respectively.

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; and cash deposits related to consolidated inventory not owned, rose 24.3 percent to $2.0 billion at December 31, 2014, from $1.6 billion at December 31, 2013. Homes under construction increased 18.9 percent to $764.9 million at December 31, 2014, from $643.4 million at December 31, 2013. Land under development and improved lots increased 28.5 percent to $1.3 billion at December 31, 2014, compared to $973.3 million at December 31, 2013, as the Company opened more communities during 2014. The Company had 449 model homes with inventory values totaling $132.3 million at December 31, 2014, compared to 370 model homes with inventory values totaling $99.3 million at December 31, 2013. In addition, it had 1,024 started and unsold homes with inventory values totaling $252.4 million at December 31, 2014, compared to 977 started and unsold homes with inventory values totaling $196.2 million at December 31, 2013.

The following table provides certain information with respect to the Company's number of residential communities and lots under development at December 31, 2014:

	COMMUNITIES
	ACTIVE	NEW AND NOT YET OPEN	INACTIVE	HELD- FOR-SALE	TOTAL	TOTAL LOTS CONTROLLED[1]

North	104	61	11	1	177	13,886
Southeast	104	58	8	6	176	12,181
Texas	92	40	–	2	134	7,263
West	51	46	–	–	97	6,266

Total	351	205	19	9	584	39,596

1
Includes lots controlled through the Company's investments in joint ventures.

Inactive communities consist of projects either under development or on hold for future home sales. At December 31, 2014, of the 9 communities that were held-for-sale, 6 communities had fewer than 20 lots remaining.

Favorable affordability levels and slowly improving economic conditions in most housing submarkets have allowed the Company to focus on growing its number of active communities and increasing profitability, all while balancing those two objectives with cash preservation. During the year ended December 31, 2014, it secured 14,573 owned or optioned lots, opened 162 communities and closed 101 communities. The Company operated from 21.0 percent more active communities at December 31, 2014, than it did at December 31, 2013. The number of lots controlled was 38,973 lots at December 31, 2014, compared to 38,142 lots at December 31, 2013. Optioned lots, as a percentage of total lots controlled, were 35.1 percent and 38.3 percent at December 31, 2014 and December 31, 2013, respectively. In addition, the Company controlled 623 lots and 628 lots under joint venture agreements at December 31, 2014 and 2013, respectively.

Homebuilding Segment Information

The Company's homebuilding operations consist of four geographically determined regions, or reporting segments: North, Southeast, Texas and West.

STATEMENTS OF EARNINGS

The following table provides a summary of the results for the homebuilding segments for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012

NORTH
Revenues	$703,094	$617,550	$393,238
Expenses
Cost of sales	554,634	498,084	324,572
Selling, general and administrative	72,106	63,990	51,120
Interest	–	3,414	6,101

Total expenses	626,740	565,488	381,793

Pretax earnings	$76,354	$52,062	$11,445
Housing gross profit margin	21.1%	19.3%	17.5%

SOUTHEAST
Revenues	$691,141	$597,933	$355,621
Expenses
Cost of sales	525,311	467,494	286,450
Selling, general and administrative	70,393	64,451	46,774
Interest	–	970	4,206

Total expenses	595,704	532,915	337,430

Pretax earnings	$95,437	$65,018	$18,191
Housing gross profit margin	24.1%	21.8%	19.5%

TEXAS
Revenues	$550,916	$448,828	$323,162
Expenses
Cost of sales	439,702	356,768	257,402
Selling, general and administrative	60,616	51,956	40,075
Interest	–	1,277	2,876

Total expenses	500,318	410,001	300,353

Pretax earnings	$50,598	$38,827	$22,809
Housing gross profit margin	20.2%	20.5%	20.4%

WEST
Revenues	$624,750	$425,064	$198,826
Expenses
Cost of sales	487,997	331,850	159,048
Selling, general and administrative	55,666	44,598	26,719
Interest	–	2,697	2,935

Total expenses	543,663	379,145	188,702

Pretax earnings	$81,087	$45,919	$10,124
Housing gross profit margin	21.6%	21.8%	19.4%

TOTAL
Revenues	$2,569,901	$2,089,375	$1,270,847
Expenses
Cost of sales	2,007,644	1,654,196	1,027,472
Selling, general and administrative	258,781	224,995	164,688
Interest	–	8,358	16,118

Total expenses	2,266,425	1,887,549	1,208,278

Pretax earnings	$303,476	$201,826	$62,569
Housing gross profit margin	21.8%	20.8%	19.1%

Homebuilding Segments 2014 versus 2013

North—Homebuilding revenues increased 13.9 percent to $703.1 million in 2014 from $617.6 million in 2013 primarily due to a 9.3 percent increase in the number of homes delivered and to a 4.3 percent rise in average closing price. The increase in the number of homes delivered was most impacted by the Company's entry into the Philadelphia market during July 2013. The rise in average closing price was primarily attributable to an increase in the Indianapolis and Baltimore markets, partially offset by a lower average closing price in the Philadelphia and Washington, D.C., markets due to a change in product mix. Gross profit margin on home sales was 21.1 percent in 2014, compared to 19.3 percent in 2013. This improvement in housing gross profit margin was primarily due to a relative decline in land costs of 2.1 percent and to a reduction in the fair value of acquisition-related contingent liabilities resulting in a 0.5 percent benefit to gross profit margin, partially offset by a relative increase in direct construction costs of 0.7 percent and by lower leverage of direct overhead expense of 0.3 percent. As a result, the North region generated pretax earnings of $76.4 million in 2014, compared to pretax earnings of $52.1 million in 2013.

Southeast—Homebuilding revenues increased 15.6 percent to $691.1 million in 2014 from $597.9 million in 2013 primarily due to a 17.1 percent rise in average closing price, partially offset by a 1.3 percent decline in the number of homes delivered. All markets reported an increase in average closing price, except for Charlotte, which was relatively flat. The largest contributors to the increase in average closing price were the Atlanta, Charleston and Orlando markets. The increase in average closing price was due to the introduction of newer, higher-priced communities during 2014, as well as to a favorable pricing environment. Home deliveries declined in the Tampa, Orlando and Charleston markets due to a reduction in sales absorption rates. Gross profit margin on home sales was 24.1 percent in 2014, compared to 21.8 percent in 2013. This improvement in housing gross profit margin was primarily due to a relative decline in direct construction costs of 2.2 percent. As a result, the Southeast region generated pretax earnings of $95.4 million in 2014, compared to pretax earnings of $65.0 million in 2013.

Texas—Homebuilding revenues increased 22.7 percent to $550.9 million in 2014 from $448.8 million in 2013 primarily due to an 11.7 percent rise in the number of homes delivered and to a 10.2 percent increase in average closing price. The rise in the number of homes delivered was primarily attributable to the Company's re-entry into the Dallas market in June 2013. The increase in average closing price was broad-based across all markets. Gross profit margin on home sales was 20.2 percent in 2014, compared to 20.5 percent in 2013. This decline in housing gross profit margin was primarily due to a relative increase in direct construction costs of 0.9 percent, partially offset by a relative decrease in land costs of 0.7 percent. As a result, the Texas region generated pretax earnings of $50.6 million in 2014, compared to pretax earnings of $38.8 million in 2013.

West—Homebuilding revenues increased 47.0 percent to $624.8 million in 2014 from $425.1 million in 2013 primarily due to a 27.1 percent increase in the number of homes delivered and to a 14.3 percent rise in average closing price. The increase in the number of homes delivered was most impacted by significantly higher closings in the Southern California, Denver and Phoenix markets. The increase in average closing price was primarily attributable to a change in geographic and product mix, with the largest contribution coming from the Southern California market. Gross profit margin on home sales was 21.6 percent in 2014, compared to 21.8 percent in 2013. Gross profit margins decreased slightly due to higher relative land costs of 2.9 percent primarily in Southern California, partially offset by a relative decline in direct construction costs of 2.1 percent primarily due to leverage associated with increased base prices and to higher leverage of direct overhead expense of 0.2 percent. As a result, the West region generated pretax earnings of $81.1 million in 2014, compared to pretax earnings of $45.9 million in 2013.

Homebuilding Segments 2013 versus 2012

North—Homebuilding revenues increased 57.0 percent to $617.6 million in 2013 from $393.2 million in 2012 primarily due to a 48.1 percent rise in the number of homes delivered and to a 5.9 percent increase in average closing price. The increase in the number of homes delivered was broad-based across all markets, with the largest contributions coming from the Chicago, Washington, D.C., and Indianapolis markets. The rise in average closing price was primarily attributable to modest price increases and to the mix of homes delivered in the Baltimore market. Gross profit margin on home sales was 19.3 percent in 2013, compared to 17.5 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 1.5 percent and to lower option deposit write-offs of 0.8 percent, partially offset by higher land costs of 0.5 percent. As a result, the North region generated pretax earnings of $52.1 million in 2013, compared to pretax earnings of $11.4 million in 2012.

Southeast—Homebuilding revenues increased 68.1 percent to $597.9 million in 2013 from $355.6 million in 2012 primarily due to a 46.9 percent rise in the number of homes delivered and to a 14.7 percent increase in average closing price. The increases in the number of homes delivered and average closing price were broad-based across all markets, as general market conditions improved in the region. Gross profit margin on home sales was 21.8 percent in 2013, compared to 19.5 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 1.3 percent; lower land costs of 0.6 percent; and higher leverage of direct overhead expense of 0.4 percent, which was due to an increase in the number of homes delivered and to a higher average closing price. As a result, the Southeast region generated pretax earnings of $65.0 million in 2013, compared to pretax earnings of $18.2 million in 2012.

Texas—Homebuilding revenues increased 38.9 percent to $448.8 million in 2013 from $323.2 million in 2012 primarily due to a 21.9 percent rise in the number of homes delivered and to a 13.9 percent increase in average closing price. The rise in the number of homes delivered was impacted by the Company's re-entry into the Dallas market in the second quarter of 2013 and to increases in demand and the number of communities in the Houston market. The increase in average closing price was broad-based across all markets. Gross profit margin on home sales was 20.5 percent in 2013, compared to 20.4 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 0.1 percent; lower land costs of 0.1 percent; and a decrease in warranty costs of 0.1 percent, partially offset by higher mortgage and closing costs of 0.2 percent. As a result, the Texas region generated pretax earnings of $38.8 million in 2013, compared to pretax earnings of $22.8 million in 2012.

West—Homebuilding revenues increased 113.8 percent to $425.1 million in 2013 from $198.8 million in 2012 primarily due to an 88.4 percent rise in the number of homes delivered and to a 15.6 percent increase in average closing price. The increase in the number of homes delivered was broad-based across all markets, with the largest contributions coming from the Las Vegas and Southern California markets and from the Company's re-entry into the Phoenix market in the fourth quarter of 2012. The increase in average closing price was most dramatic in the Southern California and Las Vegas markets, partially offset by a slightly lower price mix of homes in the Denver market. Gross profit margin on home sales was 21.8 percent in 2013, compared to 19.4 percent in 2012. This improvement was primarily due to reduced relative direct construction costs of 2.0 percent and to lower inventory valuation adjustments of 1.0 percent, partially offset by increased land costs of 0.8 percent. As a result, the West region generated pretax earnings of $45.9 million in 2013, compared to pretax earnings of $10.1 million in 2012.

New Orders

Historically, new order activity is higher in the spring and summer months. As a result, the Company typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of its fiscal year. Historical results, however, are not necessarily indicative of current or future homebuilding activities.

The following table provides the Company's new orders (units and aggregate sales values) for the years ended December 31, 2014, 2013 and 2012:

	2014	% CHG	2013	% CHG	2012	% CHG

UNITS
North	2,185	(2.7)%	2,245	42.9%	1,571	32.0%
Southeast	2,265	1.3	2,236	15.5	1,936	65.2
Texas	1,629	(1.3)	1,651	28.4	1,286	19.4
West	1,589	40.6	1,130	22.0	926	182.3

Total	7,668	5.6%	7,262	27.0%	5,719	51.8%

DOLLARS (in millions)
North	$692	(0.4)%	$695	50.9%	$461	41.5%
Southeast	722	16.7	618	36.2	454	79.3
Texas	545	7.1	510	47.7	345	26.7
West	661	46.5	451	58.2	285	177.1

Total	$2,620	15.2%	$2,274	47.2%	$1,545	61.9%

New orders increased 5.6 percent to 7,668 units for the year ended December 31, 2014, from 7,262 units for 2013, and new order dollars rose 15.2 percent for 2014, compared to 2013. The overall increase in new orders was primarily due to a 21.0 percent rise in active communities, partially offset by a decrease in sales absorption rates. The Company's Phoenix, Raleigh, Southern California, Denver and Philadelphia markets had the largest year-over-year increases in new orders. Additionally, the Company's entry into Philadelphia and re-entry into Dallas in the latter half of 2013 contributed to its overall increase in new orders for 2014. The Company's average monthly sales absorption rate was 2.0 homes per community for 2014, versus 2.3 and 2.2 homes per community for the same periods in 2013 and 2012, respectively. New orders for 2014 declined 2.7 percent in the North, compared to the same period in 2013, primarily due to a decrease in the sales absorption rate, partially offset by an increase in the number of active communities. New orders for 2014 rose 1.3 percent in the Southeast, compared to the same period in 2013, primarily due an increase in the number of active communities. New orders for 2014 declined 1.3 percent in Texas, compared to 2013, primarily due to a decrease in the sales absorption rate, partially offset by an increase in the number of active communities. New orders for 2014 rose 40.6 percent in the West, compared to the same period in 2013, primarily due to an increase in the number of active communities and to a rise in the sales absorption rate.

New orders for 2013 rose 42.9 percent in the North, compared to 2012, primarily due to an increase in the number of active communities and to higher sales absorption rates. New orders for 2013 rose 15.5 percent in the Southeast, compared to 2012, primarily due to an increase in the number of active communities, partially offset by lower sales absorption rates. New orders for 2013 rose 28.4 percent in Texas, compared to 2012, primarily due to an increase in the number of active communities and to higher sales absorption rates. New orders for 2013 rose 22.0 percent in the West, compared to 2012, primarily due to an increase in the number of active communities, partially offset by lower sales absorption rates.

The following table provides the number of the Company's active communities:

	DECEMBER 31,
	2014	% CHG	2013	% CHG	2012	% CHG

North	104	23.8%	84	25.4%	67	8.1%
Southeast	104	16.9	89	4.7	85	39.3
Texas	92	10.8	83	45.6	57	(14.9)
West	51	50.0	34	17.2	29	38.1

Total	351	21.0%	290	21.8%	238	12.8%

The following table provides the Company's cancellation rates for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

North	18.4%	15.8%	19.4%
Southeast	17.9	18.0	18.3
Texas	21.2	20.4	22.2
West	18.4	16.7	14.9

Total	18.9%	17.7%	19.0%

The Company reported an overall slight increase in cancellation rates during 2014, compared to the same period in 2013. Cancellation rates increased the most in the Baltimore, Philadelphia, Chicago, Orlando and Dallas markets. Cancellations were primarily due to continued challenges in the availability of homeowner financing and in the ability to qualify homebuyers.

The following table provides the Company's sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012

(in thousands)	AVG $ PER UNIT	% OF REVENUES	AVG $ PER UNIT	% OF REVENUES	AVG $ PER UNIT	% OF REVENUES

North	$21	6.2%	$17	5.4%	$25	8.0%
Southeast	22	6.9	20	7.2	23	9.3
Texas	34	9.4	36	10.9	40	13.5
West	19	4.4	14	3.8	21	6.3

Total	$24	6.7%	$22	6.8%	$28	9.6%

Closings

The following table provides the Company's closings and average closing prices for the years ended December 31, 2014, 2013 and 2012:

	2014	% CHG	2013	% CHG	2012	% CHG

UNITS
North	2,220	9.3%	2,032	48.1%	1,372	23.9%
Southeast	2,284	(1.3)	2,315	46.9	1,576	59.5
Texas	1,691	11.7	1,514	21.9	1,242	19.0
West	1,482	27.1	1,166	88.4	619	125.9

Total	7,677	9.3%	7,027	46.1%	4,809	40.9%

AVERAGE PRICE (in thousands)
North	$316	4.3%	$303	5.9%	$286	5.5%
Southeast	302	17.1	258	14.7	225	3.2
Texas	325	10.2	295	13.9	259	3.2
West	415	14.3	363	15.6	314	7.2

Total	$333	12.5%	$296	12.5%	$263	4.8%

Outstanding Contracts

Outstanding contracts denote the Company's backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At December 31, 2014, the Company's outstanding contracts were flat at 2,617 units, compared to 2,626 units at December 31, 2013. The $919.0 million value of outstanding contracts at December 31, 2014, represented a 7.5 percent increase from $854.8 million at December 31, 2013, primarily due to a 7.7 percent rise in average sales price.

The following table provides the Company's outstanding contracts (units, aggregate dollar values and average prices) at December 31, 2014, 2013 and 2012:

	2014			2013			2012
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)

North	797	$257	$322	832	$267	$321	619	$188	$305
Southeast	783	265	339	802	233	290	881	211	239
Texas	552	193	350	614	198	322	477	135	283
West	485	204	420	378	157	416	414	129	311

Total	2,617	$919	$351	2,626	$855	$326	2,391	$663	$277

At December 31, 2014, the Company anticipates that approximately 49 percent of its outstanding contracts will close during the first quarter of 2015, subject to cancellations.

Impairments

As required by the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") No. 360 ("ASC 360"), "Property, Plant and Equipment," inventory is reviewed for potential impairments on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. (See

"Housing Inventories" within Note A, "Summary of Significant Accounting Policies.") There were no inventory valuation adjustments for the years ended December 31, 2014 or 2013, compared to $1.9 million in inventory valuation adjustments in 2012 that were due to declining prices resulting from the competitive pressures of new, resale and distressed properties. The Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. The Company wrote off $2.5 million, $1.9 million, and $996,000 in preacquisition feasibility costs during the years ended 2014, 2013 and 2012, respectively. Additionally, the Company wrote off $3.2 million of earnest money deposits during 2012. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

During 2014 and 2013, no communities were impaired. During 2012, one community in the West where the Company expects to build homes was impaired for a total of $1.9 million. Should market conditions deteriorate or costs increase, it is possible that the Company's estimates of undiscounted cash flows from its communities could decline, resulting in additional future impairment charges. Additionally, the Company recorded $1.9 million of inventory and other valuation adjustments and write-offs associated with its discontinued operations in 2012.

Investments in Joint Ventures

As of December 31, 2014, the Company participated in six active homebuilding joint ventures in the Austin, Chicago, Denver, San Antonio and Washington, D.C., markets. These joint ventures exist for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. The Company's investments in its unconsolidated joint ventures totaled $12.6 million at December 31, 2014, compared to $13.6 million at December 31, 2013, which included $837,000 and $987,000 of capitalized interest, respectively. The Company's equity in earnings from its unconsolidated joint ventures totaled $1.4 million for the year ended December 31, 2014, and $1.2 million for the years ended December 31, 2013 and 2012. (See "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

Financial Services

The Company's financial services segment provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. By aligning its operations with the Company's homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers, which, in turn, helps the Company monitor its backlog and closing process. RMC's mortgage origination operations consisted primarily of mortgage loans originated in connection with sales of the Company's homes. The mortgage capture rate represents the percentage of homes closed and available to capture by the Company that were financed with mortgage loans obtained by RMC. Substantially all of the loans the Company originates are sold to third party investors within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party investor then services and manages the loans. The fair values of the Company's mortgage loans held-for-sale totaled $153.4 million and $139.6 million at December 31, 2014 and 2013, respectively.

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except units)	2014	2013	2012

REVENUES
Income from origination and sale of mortgage loans, net	$32,529	$39,158	$28,634
Title, escrow and insurance	10,406	9,990	7,199
Interest and other	2,233	2,232	1,786

TOTAL REVENUES	45,168	51,380	37,619
EXPENSES	37,860	31,312	24,477
OTHER INCOME	139	–	–

PRETAX EARNINGS	$7,447	$20,068	$13,142

Originations (units)	3,914	4,007	3,039
Ryland Homes origination capture rate	61.0%	66.3%	68.1%

Mortgage originations totaled 3,914 in 2014, compared to 4,007 in 2013 and 3,039 in 2012. During 2014 and 2013, origination volume totaled $1.1 billion and $1.0 billion, respectively. The capture rate of mortgages originated for customers of the Company's homebuilding operations was 61.0 percent in 2014, compared to 66.3 percent in 2013 and 68.1 percent in 2012. These declines in capture rates were primarily due to increased competition in the mortgage marketplace, as well as to the gradual introduction of mortgage-related products and services into new markets. Approximately nine percent of the Company's homebuyers did not finance their home purchase with a mortgage.

The financial services segment reported pretax earnings of $7.4 million, $20.1 million and $13.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in pretax earnings for 2014, compared to 2013, was primarily attributable to a decrease in locked loan pipeline volume, which was due, in part, to the reversal of the accelerated timing of loan locks during 2013; an increase in litigation expense; and higher expense related to a change in estimate of ultimate insurance loss liability. The rise in pretax earnings for 2013, compared to 2012, was primarily due to increases in locked loan pipeline and origination volumes, as well as to a rise in title income, partially offset by increased personnel costs and higher expense related to estimates of ultimate insurance loss liability. The increase in the locked loan pipeline was due, in part, to an acceleration in the timing of loan locks during the second and third quarters of 2013, which resulted from a rapid increase in mortgage interest rates during that period. Reversion of the unusually high level of the Company's locked loan pipeline to more typical levels began in the fourth quarter of 2013 and continued in 2014.

Revenues for the financial services segment totaled $45.2 million in 2014, compared to $51.4 million in 2013 and $37.6 million in 2012. The 12.1 percent decrease in revenues for 2014, compared to 2013, was primarily attributable to the decrease in new lock volume and to a 5.3 percent reduction in capture rate, partially offset by a 5.0 percent increase in origination volume and higher title income. The 36.6 percent increase in revenues for 2013, compared to 2012, was primarily due to increases in locked loan pipeline and origination volumes, as well as to a rise in title income. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

During 2014, financial services expense totaled $37.9 million and included $16.0 million related to direct expenses of RMC's mortgage operations; $8.7 million in title and insurance expenses; $7.6 million in corporate and other general and administrative expenses; and $5.6 million in loan indemnification and related litigation expense. The increase in financial services expense for 2014, compared to 2013, was primarily due to an increase in litigation expense resulting from the Countrywide settlement, as well as to $1.8 million higher expense related to a change in estimate of ultimate insurance loss liability. Financial services expense totaled $31.3 million and $24.5 million for 2013 and 2012, respectively. The rise in financial services expense for 2013 from 2012 was primarily attributable to increased personnel costs and higher expense related to estimates of ultimate insurance loss liability. (See Note L, "Commitments and Contingencies.")

In 2014, 96.0 percent of the loans originated by RMC had fixed interest rates. Of the mortgage loans it originated, 67.6 percent were prime loans and 32.4 percent were government loans. Prime mortgage loans are generally defined as agency-eligible loans (Fannie Mae/Freddie Mac) and any nonconforming loans that would otherwise meet agency criteria. In 2014, the Company's borrowers had Fair Isaac Corporation ("FICO") credit scores that averaged 732. During 2014, RMC did not originate mortgage loans classified as subprime, reduced documentation or pay-option adjustable-rate. During 2014, the mortgage loans originated by RMC were sold to third-party investors. The Company has two repurchase credit facilities to fund, and are secured by, mortgages that were originated by RMCMC and are pending sale. Generally, the Company is required to indemnify its investors to which mortgage loans are sold if it is shown that there has been undiscovered fraud on the part of the borrower; if there are losses due to origination deficiencies attributable to RMC; or if the borrower does not make a first payment. RMC is typically not required to repurchase mortgage loans.

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

In 2013, the Company determined that it was more likely than not that its deferred tax assets would be realized, which resulted in a $258.9 million reversal of the valuation allowance against its deferred tax assets. At December 31, 2014, the Company had no federal NOL carryforwards remaining and no valuation allowance against its deferred tax assets. (See Note I, "Income Taxes.")

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; borrowings from revolving credit facilities; and borrowings under financial services credit facilities. Under current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new communities to facilitate continued growth and profitability. As a result of this strategy, the Company opened 162 new communities during 2014; has senior debt and convertible senior debt with various maturities until 2022 (See Note H, "Debt and Credit Facilities."); and ended the year with $580.0 million in cash, cash equivalents and marketable securities. Additionally, the Company had $232.3 million available under an unsecured revolving credit facility at December 31, 2014.

	DECEMBER 31,
(in millions)	2014	2013

Cash, cash equivalents and marketable securities	$580	$631
Housing inventories[1]	2,031	1,634
Debt	1,403	1,397
Stockholders' equity	$1,085	$908
Net debt-to-capital ratio, including marketable securities	43.1%	45.8%

1
Excludes consolidated inventory not owned, net of cash deposits.

Consolidated inventory owned by the Company increased 24.3 percent to $2.0 billion at December 31, 2014, compared to $1.6 billion at December 31, 2013. The Company continues to grow at a healthy rate and strives to maintain a projected four- to five-year supply of land. At December 31, 2014, it controlled 38,973 lots, with 25,303 lots owned and 13,670 lots, or 35.1 percent, under option. Lots controlled increased 2.2 percent at December 31, 2014, from 38,142 lots controlled at December 31, 2013. The Company also controlled 623 lots and 628 lots under joint venture agreements at December 31, 2014 and December 31, 2013, respectively. (See "Housing Inventories" and "Investments in Joint Ventures" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2014, the Company's net debt-to-capital ratio, including marketable securities, decreased to 43.1 percent from 45.8 percent at December 31, 2013. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions. The Company had $580.0 million and $631.2 million in cash, cash equivalents and marketable securities at December 31, 2014 and 2013, respectively.

During 2014, the Company used $95.3 million of cash for operating activities, which included cash outflows related to a $406.8 million increase in inventories and a $13.8 million increase in mortgage loans held-for-sale, partially offset by cash inflows of $219.8 million from current period net income from continuing operations; $94.1 million from a decline in deferred income taxes; and a net cash inflow of $11.4 million from changes in other assets, liabilities, excess tax benefits and other operating activities. Investing activities provided $277.6 million, which included cash inflows of $298.2 million related to net reductions in investments in marketable securities and $2.6 million related to a net return of investments in unconsolidated joint ventures, partially offset by cash outflows of $23.1 million related to an increase in property, plant and equipment. Financing activities provided $110.9 million, which included cash inflows of $56.3 million from borrowings against the Company's financial services revolving credit facilities; $54.3 million related to a decrease in restricted cash; $33.9 million from the issuance of common stock under stock-based compensation; and $5.1 million from an increase in short-term borrowings, partially offset by cash outflows of $29.7 million for common stock repurchases; payments of $5.6 million for dividends; and $3.3 million of other financing activities. Net cash provided by continuing operations during 2014 totaled $293.2 million.

During 2013, the Company used $260.0 million of cash for operating activities from continuing operations, which included cash outflows related to a $542.0 million increase in inventories and a $31.6 million increase in mortgage loans held-for-sale, partially offset by net cash inflows of $162.3 million from current year net income from continuing operations, which included a $258.9 million decrease in the deferred tax valuation allowance; $78.3 million from net changes in assets and liabilities, and other operating activities; and $73.0 million from a decline in deferred income taxes. Investing activities from continuing operations used $907,000, which included cash outflows of $50.9 million related to business acquisitions; $19.9 million related to property, plant and equipment; and $3.2 million related to net contributions to unconsolidated joint ventures, partially offset by cash inflows of $73.1 million related to net reductions in investments in marketable securities. Financing activities from continuing operations provided $330.8 million, which included cash inflows of a $262.2 million related to a net increase in senior debt and short-term borrowings; $73.1 million in borrowings against the Company's financial services credit facility; and $28.2 million from the issuance of common stock under stock-based compensation, partially offset by cash outflows related to an increase of $19.1 million in restricted cash; $8.0 million in other financing activities; and payments of $5.5 million for dividends. Net cash provided by continuing operations during 2013 totaled $69.9 million.

During 2012, the Company used $111.1 million of cash for operating activities from continuing operations, which included cash outflows related to a $236.5 million increase in inventories and a $25.6 million increase in mortgage loans held-for-sale, partially offset by net cash inflows of $79.4 million from current year net income from continuing operations, which included an $11.6 million decrease in the deferred tax valuation allowance, and $71.6 million from changes in assets and liabilities, and other operating activities. Investing activities from continuing operations used $125.1 million, which included cash outflows of $80.2 million related to business acquisitions; $35.1 million related to net investments in marketable securities; and $12.2 million related to property, plant and equipment, partially offset by cash inflows of $2.3 million related to a net return of investment in unconsolidated joint ventures and to $109,000 of other investing activities. Financing activities from continuing operations provided $235.0 million, which included cash inflows related to a $299.9 million net increase in senior debt and short-term borrowings and to $14.4 million from the issuance of common stock under stock-based compensation, partially offset by cash outflows related to a $49.9 million decrease in borrowings against the Company's financial services credit facility; an increase of $13.8 million in restricted cash; $10.1 million in other financing activities; and payments of $5.4 million for dividends. Net cash used for continuing operations during 2012 totaled $1.2 million.

Dividends declared totaled $0.12 per share for the annual periods ended December 31, 2014, 2013 and 2012.

For the year ended December 31, 2014, borrowing arrangements for the Company included senior notes, convertible senior notes, a revolving credit facility, financial services credit facilities and nonrecourse secured notes payable.

Senior Notes and Convertible Senior Notes

Senior notes outstanding, net of discount, totaled $1.4 billion at December 31, 2014 and 2013.

In January 2015, the Company used existing cash of $126.5 million to settle its 5.4 percent senior notes that matured. (See Note P, "Subsequent Event.")

During 2013, the Company issued $267.5 million of 0.25 percent convertible senior notes due June 2019. The Company will pay interest on the notes on June 1 and December 1 of each year, which commenced on December 1, 2013. The notes, which mature on June 1, 2019, are initially convertible into shares of the Company's common stock at a conversion rate of 13.3307 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $75.01 per share. The conversion rate of the notes is subject to adjustment for a notice of redemption or for certain events. The Company received net proceeds of $260.1 million from this offering prior to offering expenses. The Company used these proceeds for general corporate purposes. (See Note H, "Debt and Credit Facilities.")

During 2012, the Company issued $250.0 million of 5.4 percent senior notes due October 2022. The Company will pay interest on the notes on April 1 and October 1 of each year, which commenced on April 1, 2013. The notes will mature on October 1, 2022, and may be redeemed at the stated redemption price, in whole or in part, at the option of the Company at any time. (See Note H, "Debt and Credit Facilities.")

Additionally during 2012, the Company issued $225.0 million of 1.6 percent convertible senior notes due May 2018. The Company will pay interest on the notes on May 15 and November 15 of each year, which commenced on November 15, 2012. At any time prior to the close of business on the business day immediately preceding the stated maturity date, holders may convert all or any portion of their convertible senior notes. These notes will mature on May 15, 2018, unless converted earlier by the holder, at its option, or purchased by the Company upon the occurrence of a fundamental change. These notes are initially convertible into shares of the Company's common stock at a conversion rate of 31.2168 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.03 per share. The conversion rate of the notes is subject to adjustment for a notice of redemption or for certain events. (See Note H, "Debt and Credit Facilities.")

Senior notes and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2014.

The Company's obligations to pay principal, premium and interest under its senior notes and convertible senior notes are guaranteed on a joint and several basis by substantially all of its 100 percent-owned homebuilding subsidiaries ("the Guarantor Subsidiaries"). Such guarantees are full and unconditional. (See Note M, "Supplemental Guarantor Information.")

Unsecured Revolving Credit Facility

During 2014, the Company entered into a $300.0 million unsecured four-year revolving credit facility agreement (the "Credit Facility"). The Credit Facility provides for a $300.0 million revolving credit facility (the "Revolving Credit Facility"), which includes a $150.0 million letter of credit subfacility (the "Letter of Credit Subfacility") and a $25.0 million swing line facility. In addition, the Credit Facility includes an accordion feature pursuant to which the commitments under the Revolving Credit Facility may be increased, from time to time, up to a principal amount not to exceed $450.0 million, subject to the terms and conditions set forth in the agreement. The commitments for the Letter of Credit Subfacility are not to exceed half of the amount of the commitments for the Revolving Credit Facility. The Credit Facility, which matures on November 21, 2018, provides for the commitments to be extended for up to two additional one-year periods, subject to satisfaction of the terms and conditions set forth therein.

The obligation of the lenders to make advances or issue letters of credit under the Credit Facility is subject to the satisfaction of certain conditions set forth in the credit agreement. If the leverage ratio of the Company and its homebuilding segment subsidiaries exceeds certain thresholds as set forth in the Credit Facility, availability under the Revolving Credit Facility will be subject to a borrowing base as set forth in the agreement.

The Credit Facility contains various representations and warranties, as well as affirmative, negative and financial covenants that the Company considers customary for financings of this type. The financial covenants in the Credit Facility include a maximum leverage ratio covenant; a minimum net worth test; and a minimum interest coverage test or a minimum liquidity test. The financial services segment subsidiaries of the Company are unrestricted subsidiaries under the Credit Facility and certain covenants of the agreement do not apply to the unrestricted subsidiaries. The Credit Facility includes event of default provisions that the Company considers customary for financings of this type. If an event of default under the Credit Facility occurs and is continuing, the commitments under the agreement may be terminated; the amounts outstanding, including all accrued interest and unpaid fees, may be declared payable immediately; and the Company may be required to cash collateralize the outstanding letters of credit issued under this facility. The Credit Facility will be used for general corporate purposes. Certain letters of credit issued and outstanding prior to the Company's entry into the Credit Facility have been deemed letters of credit under the facility and made subject to its terms. Amounts borrowed under the Credit Facility are guaranteed on a joint and several basis by substantially all of the Company's 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note M, "Supplemental Guarantor Information.")

Outstanding borrowings under the Credit Facility will bear interest at a fluctuating rate per annum that is equal to the base rate or the reserve adjusted LIBOR rate in each case, plus an applicable margin determined based on changes in the leverage ratio of the Company and its homebuilding segment subsidiaries. The Company did not have any outstanding borrowings against the Revolving Credit Facility at December 31, 2014. Under the Letter of Credit Subfacility, however, the Company had unsecured letters of credit outstanding that totaled $67.7 million at December 31, 2014. The unused borrowing capacity of the Credit Facility at December 31, 2014, totaled $232.3 million.

Financial Services Credit Facilities

During 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which will expire in April 2015. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At December 31, 2014, RMCMC was in compliance with these covenants and had outstanding borrowings against this facility that totaled $48.5 million. The weighted-average effective interest rate on the outstanding borrowings against this facility was 3.0 percent at December 31, 2014.

During 2011, RMCMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. ("JPM"), which was subsequently increased to $75.0 million during 2012 and to $100.0 million during 2014, and will expire in November 2015. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of the facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At December 31, 2014, RMCMC was in compliance with these covenants and had outstanding borrowings against this facility that totaled $80.9 million and $73.1 million at December 31, 2014 and 2013, respectively. The weighted-average effective interest rates on the outstanding borrowings against this facility were 3.2 percent and 3.4 percent at December 31, 2014 and 2013, respectively.

Letter of Credit Agreements

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements requiring it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $33.3 million and $93.6 million under these agreements at December 31, 2014 and 2013, respectively. Additionally, the Company had unsecured letters of credit outstanding that totaled $67.7 million at December 31, 2014, under its revolving credit facility.

Nonrecourse Secured Notes Payable

To finance its land purchases, the Company may also use nonrecourse secured notes payable. At December 31, 2014 and 2013, outstanding seller-financed nonrecourse secured notes payable totaled $5.8 million and $689,000, respectively.

Financial Services Subsidiaries

The financial services segment uses funds made available under the repurchase credit facilities, cash generated internally and existing equity to finance its operations.

Other

In January 2015, the Company filed a shelf registration with the SEC. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. The Company filed this registration statement to replace the prior registration statement that expired January 27, 2015. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

The Company repurchased 860,000 shares of its outstanding common stock during 2014. The Company had existing authorization of $112.6 million from its Board of Directors to purchase 2.9 million additional shares, based on its stock price at December 31, 2014. This authorization does not have an expiration date. During 2013, the Company did not repurchase any shares of its outstanding common stock. Outstanding shares of common stock totaled 46,296,045 and 46,234,809 at December 31, 2014 and 2013, respectively.

The following table provides a summary of the Company's contractual cash obligations and commercial commitments at December 31, 2014, and the effect such obligations are expected to have on its future liquidity and cash flow:

(in thousands)	TOTAL	2015	2016–2017	2018–2019	AFTER 2019

Debt, principal maturities	$1,534,141	$257,854	$233,787	$492,500	$550,000
Interest on debt	284,318	60,357	104,255	69,456	50,250
Operating leases	16,747	5,224	7,306	3,325	892
Land option contracts[1]	1,283	1,283	–	–	–

Total at December 31, 2014	$1,836,489	$324,718	$345,348	$565,281	$601,142

1
Represents obligations under option contracts with specific performance provisions, net of cash deposits.

The Company is focused on managing overhead expense, land acquisition, development and homebuilding construction activity in conjunction with opportunistic debt offerings in order to maintain liquidity and appropriate debt levels commensurate with its existing business and growth expectations. The Company believes that it will be able to continue to fund its homebuilding and financial services operations through its existing cash resources, cash generation capabilities, amounts available under its credit facilities, and issuances of replacement and new debt.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At December 31, 2014, the Company had $72.8 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $847.1 million, of which option contracts totaling $1.4 million contained specific performance provisions. At December 31, 2013, the Company had $73.0 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $869.1 million, of which option contracts totaling $2.5 million contained specific performance provisions. Additionally, the Company's liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC No. 810 ("ASC 810"), "Consolidation," the Company consolidated $30.8 million and $33.2 million of inventory not owned related to land and lot option purchase contracts at December 31, 2014 and 2013, respectively. (See "Variable Interest Entities" within Note A, "Summary of Significant Accounting Policies.")

At December 31, 2014 and 2013, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $33.3 million and $93.6 million, respectively. Additionally, the Company had

$67.7 million of unsecured letters of credit under its Credit Facility at December 31, 2014. The Company had development or performance bonds that totaled $189.4 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements at December 31, 2014, compared to $138.9 million at December 31, 2013. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note M, "Supplemental Guarantor Information.")

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

Income Recognition

As required by ASC No. 976 ("ASC 976"), "Real Estate—Retail Land," revenues and cost of sales are recorded at the time each home or lot is closed; title and possession are transferred to the buyer; and there is no significant continuing involvement from the homebuilder. In order to match revenues with related expenses, land, land development, interest, taxes and other related costs (both incurred and estimated to be incurred in the future) are allocated to the cost of homes closed, in accordance with ASC No. 970 ("ASC 970"), "Real Estate—General." Changes to estimated costs, subsequent to the commencement of the delivery of homes, are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific-identification method.

Marketable Securities

The Company invests a portion of its available cash and cash equivalent balances in marketable securities having maturities in excess of three months in a managed portfolio. These investments are primarily held in the custody of a single financial institution. To be considered for investment, securities must meet certain minimum requirements as to their credit ratings, maturity terms and other risk-related criteria as defined by the Company's investment policies. The primary objectives of these investments are the preservation of capital and the maintenance of a high degree of liquidity, with a secondary objective being the attainment of yields higher than those earned on the Company's cash and cash equivalent balances.

The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains and losses included in "Accumulated other comprehensive loss" within the Consolidated Balance Sheets.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost basis, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on factors such as the length of time and extent to which the fair value has been less than the security's cost basis and the adverse conditions specifically related to the security, including any changes to the rating of the security by a rating agency. A temporary impairment results in an unrealized loss being recorded in "Accumulated other comprehensive loss" within the Consolidated Balance Sheets. An other-than-temporary impairment charge is recorded as a realized loss within the Consolidated Statements of Earnings. At December 31, 2014, none of these securities were in a gross unrealized loss position. The Company believes that the cost bases for its marketable securities, available-for-sale, were recoverable in all material respects at December 31, 2014 and 2013. (See Note G, "Fair Values of Financial and Nonfinancial Instruments.")

Inventory Valuation

Housing inventory includes land and development costs; direct construction costs; capitalized indirect construction costs; capitalized interest; and real estate taxes. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to their fair values.

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. Once a community is considered to be impaired, the Company's determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks associated with the assets. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated. Management believes its processes are designed to properly assess the market and the carrying values of assets. (See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies.")

Warranty Reserves

The Company's homes are sold with limited third-party warranties. As homes close warranty reserves are established for an amount estimated to adequately cover the expected costs of materials and outside labor during warranty periods. Certain factors are considered in determining the reserves, including the historical range of amounts paid per house; experience with respect to similar home designs and geographic areas; the historical amount paid as a percentage of home construction costs; any warranty expenditures not considered to be normal and recurring; and conditions that may affect certain subdivisions. Improvements in quality control and construction techniques expected to impact future warranty expenditures are also considered. Accordingly, the process of determining the Company's warranty reserves balance requires estimates associated with various assumptions, each of which can positively or negatively impact this balance.

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

The Company continues to evaluate the adequacy of its warranty reserves and believes that its existing estimation process is materially accurate. Since the Company's warranty reserves can be impacted by a significant number of factors, it is possible that changes to the Company's assumptions could have a material impact on its warranty reserve balance. (See Note L, "Commitments and Contingencies.")

Income Taxes

The Company calculates a provision for its income taxes by using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying temporary differences arising from the diverse treatment of items for tax and general accounting purposes. The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC No. 740 ("ASC 740"), "Income Taxes," the Company assesses whether a valuation allowance should be established based on available evidence indicating whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under U.S. tax laws. This assessment considers, among other matters, current and cumulative income and loss; future profitability; the duration of statutory carryback or carryforward periods; asset turns; and tax planning alternatives. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, it also bases this estimate on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect the Company's actual tax results, and future business results may affect the amount of its deferred tax liabilities or the valuation of its deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, as well as to the residential homebuilding industry's cyclicality and sensitivity to changes in economic conditions, it is possible that actual results could differ from the estimates used in the Company's historical analyses. These differences could have a material impact on the Company's consolidated results of operations or financial position.

Changes in positive and negative evidence, including differences between the Company's future operating results and estimates, could result in the establishment of a valuation allowance against its deferred tax assets. Accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation allowance against the Company's deferred tax assets. (See Note I, "Income Taxes.")

Mortgage Loan Loss Reserves

Reserves are created to address repurchase and indemnity claims by third-party investors that arise primarily if the borrower obtained the loan through fraudulent information or omissions; if there are origination deficiencies attributable to RMC; or if the borrower does not make a first payment. Reserves are determined based on pending claims received that are associated with previously sold mortgage loans and discussions with investors and analysis of mortgages originated. Estimating loss is difficult due to the inherent uncertainty in predicting loss activity, as well as to delays in processing and requests for payment related to the loan loss by agencies and financial institutions. Recorded reserves represent the Company's best estimates of current and future unpaid losses as of December 31, 2014, based on existing conditions and available information. The Company continues to evaluate the adequacy of its mortgage loan loss reserves and believes that its existing estimation process provides a reasonable estimate of probable loss. Since the Company's mortgage loan loss reserves can be impacted by a significant number of factors, it is possible that subsequent changes in conditions or available information may change assumptions and estimates, which could have a material impact on its mortgage loan loss reserve balance. (See Note L, "Commitments and Contingencies.")

Share-Based Payments

The Company follows the provisions of ASC No. 718 ("ASC 718"), "Compensation—Stock Compensation," which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company calculates the fair value of stock options by using the Black-Scholes-Merton option-pricing model. Determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions and involves a number of variables. These variables include, but are not limited to, expected price volatility of the stock over the term of the awards, expected dividend yield and expected stock option exercise behavior. Additionally, judgment is required in estimating the number of share-based awards that are expected to forfeit. Since accounting for stock-based compensation requires the use of complex judgment in its application, if actual results differ significantly from these estimates, stock-based compensation expense and the Company's consolidated results of operations could be materially impacted. (See Note K, "Stock-Based Compensation.")

Outlook

Although rates of improvement in housing markets can vary, the Company believes that the housing market as a whole may continue to progress due to overall improvement in the economy; rising employment levels; accessible financing; attractive housing affordability levels; and positive demographic trends. Absent unexpected changes in economic conditions and other unforeseeable circumstances, these developments, combined with additional leverage of overhead expenditures from higher volumes, should allow the Company to improve its performance. While any future steps taken by the Federal Reserve to increase interest rates may have a tempering effect on overall home sales and prices, the Company believes it is well positioned to capture potential increases in demand stemming from a stronger macroeconomic environment that would be expected to accompany any interest rate increases. Although the recent significant decline in oil prices may negatively impact certain localized markets, lower gas prices should result in more disposable income for households and could prove to be positive for the national economy and the Company as a whole. The Company anticipates steady growth in its community count during 2015 and will remain focused on maintaining strong operating profit margins. At December 31, 2014, the Company's backlog of orders for new homes totaled 2,617 units, with a projected dollar value of $919.0 million, reflecting a 7.5 percent increase in projected dollar value from $854.8 million at December 31, 2013. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions, timing of governmental approval processes and future sales absorption rates. Although the Company's outlook remains cautiously optimistic, the strength of its balance sheet, liquidity and improved operating leverage have positioned it to successfully take advantage of any continued advancements in economic trends and in the demand for new homes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Summary

The following table provides information about the Company's significant financial instruments that are sensitive to changes in interest rates at December 31, 2014. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For other financial instruments, weighted-average rates are based on implied forward rates as of the reporting date.

Interest Rate Sensitivity
Principal Amount by Expected Maturity

(in thousands)	2015	2016–2017	2018–2019	THERE- AFTER	TOTAL	FAIR VALUE

Senior notes and convertible senior
notes (fixed rate)	$126,481	$230,000	$492,500	$550,000	$1,398,981	$1,498,450
Average interest rate	5.4%	8.4%	0.9%	6.1%	4.6%
Other financial instruments
Mortgage interest rate lock commitments:
Notional amount	$147,969	$–	$–	$–	$147,969	$4,229
Average interest rate	4.1%	–%	–%	–%	4.1%
Forward-delivery contracts:
Notional amount	$79,000	$–	$–	$–	$79,000	$(2,141)
Average interest rate	3.5%	–%	–%	–%	3.5%

Interest rate risk is a primary market risk facing the Company. Interest rate risk arises principally in the Company's financial services segment. The Company enters into forward-delivery contracts and may, at times, use other hedging contracts to mitigate its exposure to movement in interest rates on mortgage interest rate lock commitments ("IRLCs"). In managing interest rate risk, the Company does not speculate on the direction of interest rates. (See "Derivative Instruments" within Note A, "Summary of Significant Accounting Policies," and Note E, "Derivative Instruments.")

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2014	2013	2012

REVENUES
Homebuilding	$2,569,901	$2,089,375	$1,270,847
Financial services	45,168	51,380	37,619

TOTAL REVENUES	2,615,069	2,140,755	1,308,466

EXPENSES
Cost of sales	2,007,644	1,654,196	1,027,472
Selling, general and administrative	289,029	254,747	190,815
Financial services	37,860	31,312	24,477
Interest	–	8,358	16,118

TOTAL EXPENSES	2,334,533	1,948,613	1,258,882

OTHER INCOME (LOSS)
Gain from marketable securities, net	1,526	1,849	2,214
Loss related to early retirement of debt, net	–	–	(9,146)
Other income	2,402	1,700	1,315

TOTAL OTHER INCOME (LOSS)	3,928	3,549	(5,617)

Income from continuing operations before taxes	284,464	195,691	43,967
Tax expense (benefit)	108,665	(183,408)	1,585

NET INCOME FROM CONTINUING OPERATIONS	175,799	379,099	42,382

Income (loss) from discontinued operations, net of taxes	–	106	(2,000)

NET INCOME	$175,799	$379,205	$40,382

NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$3.77	$8.22	$0.93
Discontinued operations	0.00	0.00	(0.04)

Total	3.77	8.22	0.89

Diluted
Continuing operations	3.09	6.79	0.88
Discontinued operations	0.00	0.00	(0.04)

Total	$3.09	$6.79	$0.84

AVERAGE COMMON SHARES OUTSTANDING
Basic	46,579,641	45,966,307	44,761,178
Diluted	58,218,165	56,219,939	49,655,321
DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12	$0.12

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(in thousands)	2014	2013	2012

Net income	$175,799	$379,205	$40,382
Other comprehensive income (loss), net:
Actuarial loss on defined benefit pension plan, net	–	(1,034)	–
Amortization of actuarial loss on defined benefit pension plan, net	17	–	–
Reduction of unrealized gain related to cash flow hedging instruments, net	–	–	(1,056)
Unrealized gain (loss) on marketable securities, available-for-sale, net	341	(215)	984

Other comprehensive income (loss), net	358	(1,249)	(72)

Comprehensive income	$176,157	$377,956	$40,310

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(in thousands, except share data)	2014	2013

ASSETS
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$521,195	$227,986
Restricted cash	35,720	90,034
Marketable securities, available-for-sale	23,044	313,155

Total cash, cash equivalents and marketable securities	579,959	631,175
Housing inventories
Homes under construction	764,853	643,357
Land under development and improved lots	1,250,159	973,250
Consolidated inventory not owned	30,811	33,176

Total housing inventories	2,045,823	1,649,783
Property, plant and equipment	30,566	25,437
Mortgage loans held-for-sale	153,366	139,576
Net deferred taxes	91,766	185,904
Other	150,609	148,437
Assets of discontinued operations	–	30

TOTAL ASSETS	3,052,089	2,780,342

LIABILITIES
Accounts payable	205,397	172,841
Accrued and other liabilities	215,221	212,680
Financial services credit facilities	129,389	73,084
Debt	1,403,079	1,397,308
Liabilities of discontinued operations	–	504

TOTAL LIABILITIES	1,953,086	1,856,417

EQUITY
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	–	–
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—46,296,045 shares at December 31, 2014
(46,234,809 shares at December 31, 2013)	46,296	46,235
Retained earnings	1,039,076	862,968
Accumulated other comprehensive loss	(799)	(1,157)

TOTAL STOCKHOLDERS' EQUITY
FOR THE RYLAND GROUP, INC.	1,084,573	908,046

NONCONTROLLING INTEREST	14,430	15,879

TOTAL EQUITY	1,099,003	923,925

TOTAL LIABILITIES AND EQUITY	$3,052,089	$2,780,342

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)	COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME [1]	TOTAL STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2012	$44,414	$405,109	$164	$449,687
Net income	–	40,382	–	40,382
Other comprehensive loss, net of tax	–	–	(72)	(72)
Common stock dividends (per share $0.12)	–	(5,479)	–	(5,479)
Stock-based compensation	761	18,657	–	19,418

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2012	$45,175	$458,669	$92	$503,936
NONCONTROLLING INTEREST				21,824

TOTAL EQUITY BALANCE AT DECEMBER 31, 2012				$525,760

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2013	$45,175	$458,669	$92	$503,936
Net income	–	379,205	–	379,205
Other comprehensive loss, net of tax	–	–	(1,249)	(1,249)
Common stock dividends (per share $0.12)	–	(5,590)	–	(5,590)
Stock-based compensation	1,060	30,684	–	31,744

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2013	$46,235	$862,968	$(1,157)	$908,046
NONCONTROLLING INTEREST				15,879

TOTAL EQUITY BALANCE AT DECEMBER 31, 2013				$923,925

STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2014	$46,235	$862,968	$(1,157)	$908,046
Net income	–	175,799	–	175,799
Other comprehensive income, net of tax	–	–	358	358
Common stock dividends (per share $0.12)	–	(5,630)	–	(5,630)
Stock-based compensation	921	34,767	–	35,688
Repurchase of common stock	(860)	(28,828)	–	(29,688)

STOCKHOLDERS' EQUITY BALANCE AT DECEMBER 31, 2014	$46,296	$1,039,076	$(799)	$1,084,573
NONCONTROLLING INTEREST				14,430

TOTAL EQUITY BALANCE AT DECEMBER 31, 2014				$1,099,003

1
At December 31, 2014, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on the defined benefit pension plan of $1.0 million, net of taxes of $630,000, and an unrealized gain on marketable securities, available-for-sale of $218,000. At December 31, 2013, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on the defined benefit pension plan of $1.0 million, net of taxes of $640,000, and an unrealized loss on marketable securities, available-for-sale of $123,000. See Note B, "Accumulated Other Comprehensive Income (Loss)."

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(in thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$175,799	$379,099	$42,382
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	22,916	20,517	15,399
Inventory and other asset impairments and write-offs	2,402	2,022	6,262
Loss on early extinguishment of debt, net	–	–	9,146
Decrease in deferred tax valuation allowance	–	(258,867)	(11,584)
Stock-based compensation expense	18,638	19,503	17,841
Changes in assets and liabilities:
Increase in inventories	(406,835)	(541,973)	(236,512)
Increase in mortgage loans held-for-sale	(13,790)	(31,626)	(25,599)
Decrease in deferred income taxes	94,138	72,963	–
Net change in other assets, payables and other liabilities	19,761	80,210	72,926
Excess tax benefits from stock-based compensation	(5,940)	–	–
Other operating activities	(2,407)	(1,887)	(1,319)

Net cash used for operating activities from continuing operations	(95,318)	(260,039)	(111,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated joint ventures	(137)	(5,812)	(559)
Return of investment in unconsolidated joint ventures	2,697	2,585	2,869
Additions to property, plant and equipment	(23,106)	(19,908)	(12,224)
Purchases of marketable securities, available-for-sale	(641,669)	(756,217)	(1,176,108)
Proceeds from sales and maturities of marketable securities, available-for-sale	939,827	829,332	1,140,968
Cash paid for business acquisitions	–	(50,887)	(80,182)
Other investing activities	–	–	109

Net cash provided by (used for) investing activities from continuing operations	277,612	(907)	(125,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds of long-term debt	–	267,500	475,000
Retirement of long-term debt	–	–	(177,219)
Increase (decrease) in borrowings against revolving credit facilities, net	56,305	73,084	(49,933)
Increase (decrease) in short-term borrowings	5,082	(5,298)	2,154
Common stock dividends	(5,628)	(5,533)	(5,411)
Common stock repurchases	(29,688)	–	–
Issuance of common stock under stock-based compensation	27,920	28,205	14,366
Excess tax benefits from stock-based compensation	5,940	–	–
Decrease (increase) in restricted cash	54,314	(19,141)	(13,844)
Other financing activities	(3,330)	(7,972)	(10,121)

Net cash provided by financing activities from continuing operations	110,915	330,845	234,992

Net increase (decrease) in cash and cash equivalents from continuing operations	293,209	69,899	(1,193)
Cash flows from operating activities—discontinued operations	(27)	(25)	(104)
Cash flows from investing activities—discontinued operations	–	25	75
Cash and cash equivalents at beginning of year[1]	228,013	158,114	159,336

CASH AND CASH EQUIVALENTS AT END OF YEAR[2]	$521,195	$228,013	$158,114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$(843)	$(5,165)	$(12,777)
Cash paid for income taxes, net	(6,084)	(3,704)	(404)

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES FROM CONTINUING OPERATIONS
Decrease in consolidated inventory not owned related to land options	$1,449	$5,945	$12,399

1
Includes cash and cash equivalents associated with discontinued operations of $27,000 and $56,000 at December 31, 2013 and 2012, respectively.

2
Includes cash and cash equivalents associated with discontinued operations of $27,000 at December 31, 2013 and 2012.

See Notes to Consolidated Financial Statements.

Note A: Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its 100 percent-owned subsidiaries. Noncontrolling interest represents the selling entities' ownership interests in land and lot option purchase contracts. (See "Variable Interest Entities" within this footnote.) Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. (See Note N, "Discontinued Operations.") All prior period amounts have been reclassified to conform to the 2014 presentation. (See "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents totaled $521.2 million and $228.0 million at December 31, 2014 and 2013, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

Restricted Cash

At December 31, 2014 and 2013, the Company had restricted cash of $35.7 million and $90.0 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $33.8 million and $89.5 million at December 31, 2014 and 2013, respectively. In addition, RMC had restricted cash related to funds held in trust for third parties that totaled $1.9 million and $487,000 at December 31, 2014 and 2013, respectively.

Marketable Securities, Available-for-sale

The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains or losses recorded in other comprehensive income. (See Note F, "Marketable Securities, Available-for-sale.")

Homebuilding Revenues

In accordance with ASC 976, homebuilding revenues are recognized when home and lot sales are closed; title and possession are transferred to the buyer; and there is no significant continuing involvement from the homebuilder. Sales incentives offset revenues and are recognized when homes are closed.

Housing Inventories

Housing inventory includes land and development costs; direct construction costs; certain capitalized indirect construction costs; capitalized interest; and real estate taxes. The costs of acquiring and developing land and constructing certain related amenities are allocated to the parcels to which these costs relate. Inventories to be held and used are stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to their fair values.

As required by ASC 360, inventory is reviewed for potential write-downs on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. The Company reviews all communities on a quarterly basis for changes in events or circumstances indicating signs of impairment. Examples of events or changes in circumstances include, but are not limited to, price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. Signs of impairment may include, but are not limited to, very low or negative profit margins, the absence of sales activity in an open community and/or significant price differences for comparable parcels of land held-for-sale.

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales absorption rates; construction costs; local municipality fees; warranty, closing, carrying, selling, overhead and other related costs; or on market studies that are performed for comparable parcels of land held-for-sale to determine if the realizable values of the assets held are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and in other communities located within the same geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices of similar products in neighboring communities and sales prices of similar products in non-neighboring communities located within the same geographic area. In order to estimate the costs of building and delivering homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company's analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period of time or where the operating life extends several years, slight increases over current sales prices may be assumed in later years. Once a community is considered to be impaired, the Company's determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks associated with the continuing assets. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed, homes under construction, land under development or improved lots. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At December 31, 2014 and 2013, valuation reserves related to impaired inventories totaled $122.0 million and $154.8 million, respectively. The net carrying values of the related inventories totaled $137.7 million and $155.9 million at December 31, 2014 and 2013, respectively. The Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. The Company wrote off $2.5 million, $1.9 million, and $996,000 in preacquisition feasibility costs during the years ended 2014, 2013 and 2012, respectively. Additionally, the Company wrote off $3.2 million of earnest money deposits and $1.9 million of inventory valuation adjustments during 2012. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized and included in land costs within cost of sales when the related inventory is delivered to homebuyers. The following table summarizes the activity that relates to capitalized interest:

(in thousands)	2014	2013	2012

Capitalized interest at January 1	$89,619	$82,773	$81,058
Interest capitalized	68,788	59,208	42,327
Interest amortized to cost of sales	(50,597)	(52,362)	(40,612)

Capitalized interest at December 31	$107,810	$89,619	$82,773

Interest incurred	$69,802	$68,184	$59,503

The following table summarizes each reporting segment's total number of lots owned and lots controlled under option agreements (unaudited):

	DECEMBER 31, 2014			DECEMBER 31, 2013
	LOTS OWNED	LOTS OPTIONED	TOTAL	LOTS OWNED	LOTS OPTIONED	TOTAL

North	7,396	6,335	13,731	6,382	7,455	13,837
Southeast	8,646	3,535	12,181	8,114	2,439	10,553
Texas	3,938	3,083	7,021	3,886	3,147	7,033
West	5,323	717	6,040	5,158	1,561	6,719

Total	25,303	13,670	38,973	23,540	14,602	38,142

Additionally, at December 31, 2014 and 2013, the Company controlled five lots associated with discontinued operations, all of which were owned.

Goodwill

The Company records goodwill associated with its business acquisitions when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill was included in "Other" assets within the Consolidated Balance Sheets.

The following table provides the Company's goodwill balance by segment at December 31, 2014 and 2013:

(in thousands)	2014	2013

North	$13,555	$13,749
Southeast	8,125	8,125
Texas	6,550	6,550
West	8,661	8,661

Total	$36,891	$37,085

ASC No. 350 ("ASC 350"), "Intangibles—Goodwill and Other," requires that goodwill and certain intangible assets be reviewed for impairment at least annually. The Company performs impairment tests of its goodwill annually as of November 30, or whenever significant events or changes occur that indicate impairment of goodwill may exist. ASC 350 allows an entity to qualitatively assess whether it is necessary to perform step one of the prescribed two-step goodwill impairment test. In testing for a potential impairment of goodwill, the Company qualitatively evaluates, based on the weight of available evidence, the significance of all identified events and circumstances in their totality, including both positive and negative events, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of events or changes in circumstances that may indicate that an asset is impaired include, but are not limited to, price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. The Company performed a qualitative assessment of its goodwill at November 30, 2014 and 2013, and determined that the two-step process was not necessary. The Company recorded no goodwill impairments during the years ended December 31, 2014, 2013 and 2012.

Variable Interest Entities ("VIE")

As required by ASC No. 810 ("ASC 810"), "Consolidation of Variable Interest Entities," a VIE is to be consolidated by a company if that company has a controlling financial interest in the VIE, defined as both the power to direct the VIE's activities that most significantly impact the VIE's economic performance, as well as the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosures about VIEs that a company is not obligated to consolidate, but in which it has a significant, though not primary, variable interest.

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. At December 31, 2014 and 2013, all of the Company's joint ventures were unconsolidated and accounted for under the equity method as the Company did not have a financial controlling interest in the joint ventures. (See "Investments in Joint Ventures" within this footnote.) Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time at predetermined prices. The Company's liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. In accordance with the requirements of ASC 810, certain of the Company's lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of ASC 810, the Company consolidated $30.8 million and $33.2 million of inventory not owned related to land and lot option purchase contracts at December 31, 2014 and 2013, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810 it had the primary variable interest and was required to consolidate the particular VIE's assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $16.4 million and $17.3 million of its related cash deposits for lot option purchase contracts at December 31, 2014 and 2013, respectively, in "Consolidated inventory not owned" within the Consolidated Balance Sheets. Noncontrolling interest totaled $14.4 million and $15.9 million with respect to the consolidation of these contracts at December 31, 2014 and 2013, respectively, representing the selling entities' ownership interests in the VIE. Additionally, the Company had cash deposits and/or letters of credit totaling $25.0 million and $36.6 million at December 31, 2014 and 2013, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $368.7 million and $482.8 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. It participates in a number of joint ventures in which it has less than a controlling interest. As of December 31, 2014, the Company participated in six active homebuilding joint ventures in the Austin, Chicago, Denver, San Antonio and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures' earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment's total estimated share of lots owned by the Company under its joint ventures (unaudited) at December 31, 2014 and 2013:

	2014	2013

North	155	150
Texas	242	252
West	226	226

Total	623	628

At December 31, 2014 and 2013, the Company's investments in its unconsolidated joint ventures totaled $12.6 million and $13.6 million, respectively, which included $837,000 and $987,000, respectively, of homebuilding interest capitalized to investments in unconsolidated joint ventures. Its investments in unconsolidated joint ventures were included in "Other" assets within the Consolidated Balance Sheets. The Company's equity in earnings from its unconsolidated joint ventures totaled $1.4 million for the year ended December 31, 2014, and $1.2 million for the years ended December 31, 2013 and 2012 and were included in "Cost of sales" within the Consolidated Statement of Earnings.

Property, Plant and Equipment

Property, plant and equipment totaled $30.6 million and $25.4 million at December 31, 2014 and 2013, respectively. These amounts are carried at cost less accumulated depreciation and amortization. Depreciation is provided for, principally, by the straight-line method over the estimated useful lives of the assets. Property, plant and equipment included model home furnishings of $28.8 million and $24.1 million at December 31, 2014 and 2013, respectively, which is net of accumulated depreciation of $44.3 million and $37.8 million at December 31, 2014 and 2013, respectively. Model home furnishings are amortized over the life of the community as homes are closed. Amortization expense was included in "Selling, general and administrative" expense within the Consolidated Statements of Earnings.

Warranty Reserves

Warranty reserves are estimated and accrued at the time a home closes and are updated as experience requires. The Company provides product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years. It estimates and records warranty liabilities based upon historical experience and known risks at the time a home closes as a component of cost of sales, as well as upon identification and quantification of its obligations in cases of unexpected claims. Actual future warranty costs could differ from current estimates. (See Note L, "Commitments and Contingencies.")

Legal Reserves

The Company is party to various legal proceedings generally incidental to its businesses. Litigation reserves have been established based on discussions with counsel and on the Company's analysis of historical claims. The Company has, and requires its subcontractors to have, general liability insurance to protect it against a portion of its risk of loss and to cover it against construction-related claims. The Company establishes reserves to cover its self-insured retentions and deductible amounts under those policies. Key assumptions used in these estimates include claim frequencies, severities and settlement patterns, which can occur over an extended period of time. Due to the degree of judgment required and the potential for variability in these underlying assumptions, the Company's actual future costs could differ from those estimated. (See Note L, "Commitments and Contingencies.")

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs totaled $6.0 million, $5.4 million and $4.6 million in 2014, 2013 and 2012, respectively, and were included in "Selling, general and administrative" expense within the Consolidated Statements of Earnings.

Loan Origination Fees, Mortgage Discount Points and Loan Sales

Mortgage loans are recorded at fair value at the time of origination in accordance with ASC No. 825 ("ASC 825"), "Financial Instruments," and are classified as held-for-sale. Fair value measurements of mortgage loans held-for-sale improve the consistency of loan valuation between the date of borrower lock and the date of close. Loan origination fees, net of mortgage discount points, are recognized in current earnings upon origination of the related mortgage loan. Sales of mortgages and the related servicing rights are accounted for in accordance with ASC No. 860 ("ASC 860"), "Transfers and Servicing." Generally, in order for a transfer of financial assets to be recognized as a sale, ASC 860 requires that control of the loans be passed to the investor and that consideration other than beneficial interests be received in return. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Derivative Instruments

In the normal course of business and pursuant to its risk-management policy, the Company enters, as an end user, into derivative instruments, including forward-delivery contracts for loans; options on forward-delivery contracts; and options on futures contracts, to minimize the impact of movement in market interest rates on IRLCs. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The market risk assumed while holding the hedging contracts generally mitigates the market risk associated with IRLCs. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. It manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits. The Company elected not to use hedge accounting treatment with respect to its economic hedging activities. Accordingly, all derivative instruments used as economic hedges were carried at their fair value in "Other" assets or "Accrued and other liabilities" within the Consolidated Balance Sheets, with changes in values recorded in current earnings. The Company's mortgage pipeline includes IRLCs, which represent commitments that have been extended by the Company to those borrowers who have applied for loan funding and have met certain defined credit and underwriting criteria. (See Note E, "Derivative Instruments.")

Other Income

Other income primarily consists of cancellation income from forfeited sales contract deposits, insurance-related income, interest income and various other types of ancillary income. The Company's other income totaled $2.4 million, $1.7 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Income Taxes

The Company files a consolidated federal income tax return. Certain items of income and expense are included in one period for financial reporting purposes and in another for income tax purposes. Deferred income taxes are provided in recognition of these differences. Deferred tax assets and liabilities are determined based on enacted tax rates and are subsequently adjusted for changes in these rates. A valuation allowance against the Company's deferred tax assets may be established if it is more likely than not that all or some portion of the deferred tax assets will not be realized. A change in deferred tax assets or liabilities results in a charge or credit to deferred tax expense. (See "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note I, "Income Taxes.")

Per Share Data

The Company computes earnings per share in accordance with ASC No. 260 ("ASC 260"), "Earnings per Share," which requires the presentation of both basic and diluted earnings per common share to be calculated using the two-class method. Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. The Company's nonvested outstanding shares of restricted stock with non-forfeitable dividends are classified as participating securities in accordance with ASC 260. As such, earnings or loss for the reporting period are allocated between common shareholders and these participating restricted stockholders, based upon their respective participating rights in dividends and undistributed earnings. For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method. (See Note D, "Earnings Per Share Reconciliation.")

Stock-Based Compensation

In accordance with the terms of its shareholder-approved equity incentive plans, the Company issues various types of stock awards that include, but are not limited to, grants of stock options and restricted stock units to its employees. The Company records expense associated with these grants in accordance with the provisions of ASC 718, which requires that stock-based payments to employees be recognized, based on their estimated fair values, in the Consolidated Statements of Earnings as compensation expense over the vesting period of the awards.

Additionally, the Company grants stock awards to the non-employee members of its Board of Directors pursuant to its shareholder-approved director stock plan. Stock-based compensation is recognized over the service period for such awards. (See "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note K, "Stock-Based Compensation.")

New Accounting Pronouncements

ASU 2014-08

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08 ("ASU 2014-08"), "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in ASU 2014-08 are intended to change the criteria for reporting discontinued

operations and enhance convergence between U.S. GAAP and International Financial Reporting Standards. Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the organization's operations and financial results should be presented as a discontinued operation. Additionally, expanded disclosures about discontinued operations are required, as well as disclosure of the pretax income attributable to the disposal of a significant part of an organization that does not qualify as a discontinued operation. A public entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2014, and for interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), "Revenue from Contracts with Customers (Topic 606)." The amendments in ASU 2014-09 provide guidance on revenue recognition and supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," most industry-specific guidance and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts." The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than is currently required. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to be included in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for interim and annual reporting periods beginning after December 15, 2016. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that it will have a material impact on its consolidated financial statements.

Note B: Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the actuarial loss on the defined benefit pension plan and the amortization of this loss, as well as unrealized gains or losses on available-for-sale marketable securities, as reported within the Consolidated Statement of Stockholders' Equity. Changes in accumulated other comprehensive income (loss) are reported as "Other comprehensive income or loss" within the Consolidated Statements of Comprehensive Income. Reclassification adjustments, which represent realized gains or losses on the sales of available-for-sale marketable securities, netted a gain of $329,000 for the year ended December 31, 2014, compared to a net loss of $64,000 and a net gain of $233,000 for the same periods in 2013 and 2012, respectively. Realized gains or losses were included in "Gain from marketable securities, net" within the Consolidated Statements of Earnings.

The following table summarizes the components of other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012:

	YEAR ENDED DECEMBER 31, 2014
(in thousands)	GROSS OTHER COMPREHENSIVE INCOME (LOSS)	TAX (EXPENSE) BENEFIT	NET OTHER COMPREHENSIVE INCOME (LOSS)

Amortization of actuarial loss on defined benefit pension plan	$28	$(11)	$17
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	670	–	670
Less: reclassification adjustments for gains included in net income	(329)	–	(329)

Total unrealized gain on marketable securities, available-for-sale	341	–	341

Other comprehensive income	$369	$(11)	$358

	YEAR ENDED DECEMBER 31, 2013
Actuarial loss on defined benefit pension plan	$(1,674)	$640	$(1,034)
Unrealized loss on marketable securities, available-for-sale:
Unrealized loss on marketable securities, available-for-sale	(279)	–	(279)
Less: reclassification adjustments for losses included in net income	64	–	64

Total unrealized loss on marketable securities, available-for-sale	(215)	–	(215)

Other comprehensive loss	$(1,889)	$640	$(1,249)

	YEAR ENDED DECEMBER 31, 2012
Reduction of unrealized gain related to cash flow hedging instruments	$(1,709)	$653	$(1,056)
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	1,217	–	1,217
Less: reclassification adjustments for gains included in net income	(233)	–	(233)

Total unrealized gain on marketable securities, available-for-sale	984	–	984

Other comprehensive loss	$(725)	$653	$(72)

Note C: Segment Information

The Company is a leading national homebuilder and provider of mortgage-related financial services. As one of the largest single-family on-site homebuilders in the United States, it operates in 17 states across the country. In accordance with ASC No. 280 ("ASC 280"), "Segment Reporting," the Company has identified six reportable segments: four geographically determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company's financial services segment, which includes RMC, RHIC and CNRRG, provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company's financial condition and results of operations, certain corporate expenses, along with certain assets and liabilities relating to employee benefit plans, are allocated to the homebuilding and financial services segments.

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note A, "Summary of Significant Accounting Policies."

Selected Segment Information

	YEAR ENDED DECEMBER 31,
(in thousands)	2014	2013	2012

REVENUES
Homebuilding
North	$703,094	$617,550	$393,238
Southeast	691,141	597,933	355,621
Texas	550,916	448,828	323,162
West	624,750	425,064	198,826
Financial services	45,168	51,380	37,619

Total	$2,615,069	$2,140,755	$1,308,466

EARNINGS BEFORE TAXES
Homebuilding
North	$76,354	$52,062	$11,445
Southeast	95,437	65,018	18,191
Texas	50,598	38,827	22,809
West	81,087	45,919	10,124
Financial services	7,447	20,068	13,142
Corporate and unallocated	(26,459)	(26,203)	(31,744)

Total	$284,464	$195,691	$43,967

DEPRECIATION AND AMORTIZATION
Homebuilding
North	$5,894	$5,819	$4,710
Southeast	5,186	5,629	4,308
Texas	4,587	3,960	2,834
West	6,638	4,569	2,984
Financial services	289	175	78
Corporate and unallocated	322	365	485

Total	$22,916	$20,517	$15,399

	DECEMBER 31, 2014
(in thousands)	HOUSING INVENTORIES	OTHER ASSETS	TOTAL ASSETS

Homebuilding
North	$589,427	$47,742	$637,169
Southeast	518,691	36,994	555,685
Texas	347,178	43,042	390,220
West	590,527	41,198	631,725
Financial services	–	194,258	194,258
Corporate and unallocated	–	643,032	643,032

Total	$2,045,823	$1,006,266	$3,052,089

	DECEMBER 31, 2013
Homebuilding
North	$464,777	$48,314	$513,091
Southeast	397,237	24,143	421,380
Texas	290,018	37,310	327,328
West	497,751	30,248	527,999
Financial services	–	193,652	193,652
Corporate and unallocated	–	796,862	796,862

Total	$1,649,783	$1,130,529	$2,780,312

Note D: Earnings Per Share Reconciliation

The Company computes earnings per share in accordance with ASC 260, which requires earnings per share for each class of stock to be calculated using the two-class method. The two-class method is the method by which a company allocates earnings or loss between the holders of its common stock and its participating security holders. Under the two-class method, the allocation of earnings or loss between common shareholders and other security holders is based on their respective participation rights in dividends and undistributed earnings for the reporting period. All outstanding nonvested shares of restricted stock that contain non-forfeitable rights to dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company's nonvested shares of restricted stock with non-forfeitable rights to dividends are considered participating securities in accordance with ASC 260. As all of the nonvested shares of restricted stock with non-forfeitable rights to dividends vested as of March 31, 2014, the Company had no outstanding participating securities as of December 31, 2014. For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method.

The following table displays the computation of basic and diluted earnings per share:

	YEAR ENDED DECEMBER 31,
(in thousands, except share data)	2014	2013	2012

NUMERATOR
Net income from continuing operations	$175,799	$379,099	$42,382
Net income (loss) from discontinued operations	–	106	(2,000)
Less: distributed earnings allocated to nonvested restricted stock	–	(13)	(42)
Less: undistributed earnings allocated to nonvested restricted stock	(56)	(1,135)	(313)

Numerator for basic earnings per share	175,743	378,057	40,027

Plus: interest on 1.6 percent convertible senior notes due 2018	2,916	2,916	1,829
Plus: interest on 0.25 percent convertible senior notes due 2019	1,197	710	–
Plus: undistributed earnings allocated to nonvested restricted stock	56	1,135	313
Less: undistributed earnings reallocated to nonvested restricted stock	(45)	(931)	(284)

Numerator for diluted earnings per share	$179,867	$381,887	$41,885

DENOMINATOR
Basic earnings per share—weighted-average shares	46,579,641	45,966,307	44,761,178
Effect of dilutive securities:
Share-based payments	1,048,782	1,031,656	487,443
1.6 percent convertible senior notes due 2018	7,023,780	7,023,780	4,406,700
0.25 percent convertible senior notes due 2019	3,565,962	2,198,196	–
Diluted earnings per share—adjusted

weighted-average shares and assumed conversions	58,218,165	56,219,939	49,655,321

NET INCOME (LOSS) PER COMMON SHARE
Basic
Continuing operations	$3.77	$8.22	$0.93
Discontinued operations	0.00	0.00	(0.04)

Total	3.77	8.22	0.89
Diluted
Continuing operations	3.09	6.79	0.88
Discontinued operations	0.00	0.00	(0.04)

Total	$3.09	$6.79	$0.84

Note E: Derivative Instruments

The Company, which uses derivative financial instruments in its normal course of operations, has no derivative financial instruments that are held for trading purposes.

The following table presents the contract or notional amounts of the Company's derivative financial instruments:

	DECEMBER 31,
(in thousands)	2014	2013

Mortgage interest rate lock commitments	$147,969	$269,210
Hedging contracts:
Forward-delivery contracts	$79,000	$118,000

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. During 2013, the increasing interest rate environment resulted in loan commitments being extended up to 270 days. IRLCs expose the Company to market risk if mortgage rates increase. IRLCs had interest rates generally ranging from 3.5 percent to 5.3 percent at December 31, 2014 and 2013.

Hedging contracts are regularly entered into by the Company for the purpose of mitigating its exposure to movement in interest rates on IRLCs. The selection of hedging contracts is based upon the Company's secondary marketing strategy, which establishes a risk-tolerance level. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The market risk assumed while holding the hedging contracts generally mitigates the market risk associated with IRLCs. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. The Company manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits. The Company records its IRLCs and forward delivery contracts at fair value. (See Note G, "Fair Values of Financial and Nonfinancial Instruments.")

Note F: Marketable Securities, Available-for-sale

The Company's investment portfolio includes U.S. Treasury securities; obligations of U.S. government agencies; municipal debt securities; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. These investments are primarily held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale as defined in ASC No. 320 ("ASC 320"), "Investments—Debt and Equity Securities." Accordingly, these investments are recorded at their fair values. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in "Accumulated other comprehensive loss" within the Consolidated Balance Sheets.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Gross unrealized losses related to the Company's available-for-sale securities have been in continuous unrealized loss positions for less than 12 months. At December 31, 2014 and 2013, the Company believed that the cost bases for these securities were recoverable in all material respects.

For the years ended December 31, 2014, 2013 and 2012, net realized earnings associated with the Company's investment portfolio, which includes interest, dividends and net realized gains on sales of marketable securities, totaled $1.5 million, $1.8 million and $2.2 million, respectively. These earnings were included in "Gain from marketable securities, net" within the Consolidated Statements of Earnings. Realized gains or losses on the sales of marketable securities were included as reclassification adjustments, which are a component of other comprehensive income. (See Note B, "Accumulated Other Comprehensive Income (Loss).")

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

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	DECEMBER 31, 2014
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

Type of security:
U.S. Treasury securities	$350	$–	$–	$350
Municipal debt securities	13,529	1,715	(61)	15,183

Total debt securities	13,879	1,715	(61)	15,533
Time deposits	7,511	–	–	7,511

Total marketable securities, available-for-sale	$21,390	$1,715	$(61)	$23,044

	DECEMBER 31, 2013
Type of security:
U.S. Treasury securities	$76,355	$149	$–	$76,504
Obligations of U.S. government agencies	17,074	2	(8)	17,068
Municipal debt securities	33,492	492	(1,008)	32,976
Corporate debt securities	157,798	102	(21)	157,879
Asset-backed securities	20,433	76	(20)	20,489

Total debt securities	305,152	821	(1,057)	304,916
Time deposits	1,606	–	–	1,606
Short-term pooled investments	6,633	–	–	6,633

Total marketable securities, available-for-sale	$313,391	$821	$(1,057)	$313,155

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

	DECEMBER 31,
(in thousands)	2014	2013

Contractual maturity:
Maturing in one year or less	$350	$129,384
Maturing after one year through three years	–	154,169
Maturing after three years	15,183	21,363

Total debt securities	15,533	304,916
Time deposits and short-term pooled investments	7,511	8,239

Total marketable securities, available-for-sale	$23,044	$313,155

Note G: Fair Values of Financial and Nonfinancial Instruments

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

The carrying values of cash, cash equivalents, restricted cash and secured notes payable are reported in the Consolidated Balance Sheets and approximate their fair values due to their short-term natures and liquidity. The aggregate carrying value of the senior notes, net of discount, reported at December 31, 2014 and 2013, was $1.4 billion. The aggregate fair values of the senior notes and convertible senior notes were $1.5 billion and $1.6 billion at December 31, 2014 and 2013, respectively. The fair values of the Company's senior notes and convertible senior notes have been determined using quoted market prices (Level 2).

The following table displays the values and methods used for measuring fair values of financial instruments on a recurring basis:

	FAIR VALUE AT DECEMBER 31,
(in thousands)	HIERARCHY	2014	2013

Marketable securities, available-for-sale:
U.S. Treasury securities	Level 1	$350	$76,504
Obligations of U.S. government agencies	Level 1	–	17,068
Municipal debt securities	Level 2	15,183	32,976
Corporate debt securities	Level 2	–	157,879
Asset-backed securities	Level 2	–	20,489
Time deposits	Level 2	7,511	1,606
Short-term pooled investments	Level 1	–	6,633
Mortgage loans held-for-sale	Level 2	153,366	139,576
Mortgage interest rate lock commitments	Level 2	4,229	5,218
Forward-delivery contracts	Level 2	(2,141)	2,261

Marketable Securities, Available-for-sale

At December 31, 2014 and 2013, the Company had $23.0 million and $313.2 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities; obligations of U.S. government agencies; municipal debt securities; corporate debt securities; asset-backed securities of U.S. government agencies and covered bonds; time deposits; and short-term pooled investments. The Company's marketable securities, available-for-sale that were identified as Level 2 were valued based on quoted market prices of similar instruments. (See Note F, "Marketable Securities, Available-for-sale.")

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

At December 31, 2014 and 2013, contractual principal amounts of mortgage loans held-for-sale totaled $147.9 million and $137.5 million, respectively. The excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $5.4 million and $2.1 million at December 31, 2014 and 2013, respectively. These amounts were included in "Financial services" revenues within the Consolidated Statements of Earnings. At December 31, 2014, the Company held one repurchased loan with payments 90 days or more past due that had an aggregate carrying value of $219,000 and an aggregate unpaid principal balance of $340,000. At December 31, 2013, the Company held two repurchased loans with payments 90 days or more past due that had an aggregate carrying value of $467,000 and an aggregate unpaid principal balance of $738,000.

In accordance with ASC No. 825 ("ASC 825"), "Financial Instruments," the Company elected the fair value option for its IRLCs and its forward delivery contracts. The fair values of IRLCs were included in "Other" assets within the Consolidated Balance Sheets, and the fair values of forward-delivery contracts were included in "Other" assets and "Accrued and other liabilities" within the Consolidated Balance Sheets. Losses realized on the IRLC pipeline, including activity and changes in fair value, totaled $988,000 for the year ended December 31, 2014, compared to gains of $480,000 and $1.4 million for the years ended December 31, 2013 and 2012, respectively. Losses on forward-delivery contracts used to hedge IRLCs totaled $12.6 million, compared to gains on forward-delivery contracts used to hedge IRLCs that totaled

$8.8 million for the year ended December 31, 2013, and losses on forward-delivery contracts that totaled $8.1 million for the year ended December 31, 2012. Gains on loan sales totaled $32.3 million, $17.0 million and $26.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net gains and losses related to IRLCs, forward-delivery contracts and loan sales were included in "Financial services" revenues within the Consolidated Statements of Earnings.

While recorded fair values represent management's best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, IRLCs and forward-delivery contracts, among other factors, could materially impact these fair values.

Nonfinancial Instruments

In accordance with ASC 820, the Company measures certain nonfinancial homebuilding assets at their fair values on a nonrecurring basis. See "Housing Inventories" within Note A, "Summary of Significant Accounting Policies," for further discussion of the valuation of the Company's nonfinancial assets. There were no housing inventory impairments during the years ended December 31, 2014 and 2013. In accordance with ASC No. 330, ("ASC 330"), "Inventory," the fair value of housing inventory that was impaired during 2012 totaled $2.9 million. Impairment charges related to these assets totaled $1.9 million for the year ended December 31, 2012.

There were no impairments recorded on other assets held-for-sale during the year ended December 31, 2014. The fair values of other assets held-for-sale that were impaired during 2013 totaled $596,000 at December 31, 2013. Impairment charges related to these assets totaled $154,000 for the year ended December 31, 2013. The fair values of other assets held-for-sale that were impaired during 2012 totaled $263,000 at December 31, 2012. Impairment charges related to these assets totaled $41,000 for the year ended December 31, 2012.

There were no impairments recorded on investments in joint ventures for the years ended 2014 and 2013. The fair values of investments in joint ventures that were impaired during 2012 totaled $1.3 million at December 31, 2012. Impairment charges related to these assets totaled $40,000 for the year ended December 31, 2012.

Note H: Debt and Credit Facilities

The following table presents the composition of the Company's debt and financial services credit facilities at December 31, 2014 and 2013:

(in thousands)	2014	2013

Senior notes
5.4 percent senior notes due January 2015	$126,481	$126,481
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	250,000
Convertible senior notes
1.6 percent convertible senior notes due May 2018	225,000	225,000
0.25 percent convertible senior notes due June 2019	267,500	267,500

Total senior notes and convertible senior notes	1,398,981	1,398,981
Debt discount	(1,673)	(2,362)

Senior notes and convertible senior notes, net	1,397,308	1,396,619
Secured notes payable	5,771	689

Total debt	$1,403,079	$1,397,308
Financial services credit facilities	$129,389	$73,084

At December 31, 2014, maturities of the Company's debt and financial services credit facilities were scheduled as follows:

(in thousands)

2015	$257,854
2016	3,787
2017	230,000
2018	225,000
2019	267,500
After 2019	550,000

Total	$1,534,141

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

The Company did not redeem or repurchase any debt during the years ended December 31, 2014 and 2013. For the year ended December 31, 2012, the Company paid $177.2 million to redeem and repurchase $167.2 million of its 6.9 percent senior notes due June 2013, resulting in a loss of $9.1 million. The loss resulting from this debt repurchase was included in "Loss related to early retirement of debt, net" within the Consolidated Statements of Earnings.

In January 2015, the Company used existing cash of $126.5 million to settle its 5.4 percent senior notes that matured. (See Note P, "Subsequent Event.")

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $33.3 million and $93.6 million under these agreements at December 31, 2014 and 2013, respectively.

To finance its land purchases, the Company may also use nonrecourse secured notes payable. Outstanding seller-financed nonrecourse secured notes payable totaled $5.8 million and $689,000 at December 31, 2014 and 2013, respectively.

Senior notes; convertible senior notes; credit facilities; and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at December 31, 2014.

During 2014, the Company entered into a $300.0 million unsecured four-year revolving Credit Facility agreement. The Credit Facility provides for a $300.0 million Revolving Credit Facility, which includes a $150.0 million Letter of Credit Subfacility and a $25.0 million swing line facility. In addition, the Credit Facility includes an accordion feature pursuant to which the commitments under the Revolving Credit Facility may be increased, from time to time, up to a principal amount not to exceed $450.0 million, subject to the terms and conditions set forth in the agreement. The commitments for the Letter of Credit Subfacility are not to exceed half of the amount of the commitments for the Revolving Credit Facility. The Credit Facility, which matures on November 21, 2018, provides for the commitments to be extended for up to two additional one-year periods, subject to satisfaction of the terms and conditions set forth therein.

The obligation of the lenders to make advances or issue letters of credit under the Credit Facility is subject to the satisfaction of certain conditions set forth in the credit agreement. If the leverage ratio of the Company and its homebuilding segment subsidiaries exceeds certain thresholds as set forth in the Credit Facility, availability under the Revolving Credit Facility will be subject to a borrowing base as set forth in the agreement.

The Credit Facility contains various representations and warranties, as well as affirmative, negative and financial covenants that the Company considers customary for financings of this type. The financial covenants in the Credit Facility include a maximum leverage ratio covenant; a minimum net worth test; and a minimum interest coverage test or a minimum liquidity test. The financial services segment subsidiaries of the Company are unrestricted subsidiaries under the Credit Facility and certain covenants of the agreement do not apply to the unrestricted subsidiaries. The Credit Facility includes event of default provisions that the Company considers customary for financings of this type. If an event of default under the Credit Facility occurs and is continuing, the commitments under the agreement may be terminated; the amounts outstanding, including all accrued interest and unpaid fees, may be declared payable immediately; and the Company may be required to cash collateralize the outstanding letters of credit issued under this facility. The Credit Facility will be used for general corporate purposes. Certain letters of credit issued and outstanding prior to the Company's entry into the Credit Facility have been deemed letters of credit under the facility and made subject to its terms. Amounts borrowed under the Credit Facility are guaranteed on a joint and several basis by substantially all of the Company's 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note M, "Supplemental Guarantor Information.")

Outstanding borrowings under the Credit Facility will bear interest at a fluctuating rate per annum that is equal to the base rate or the reserve adjusted LIBOR rate in each case, plus an applicable margin determined based on changes in the leverage ratio of the Company and its homebuilding segment subsidiaries. The Company did not have any outstanding borrowings against the Revolving Credit Facility at December 31, 2014. Under the Letter of Credit Subfacility, however, the Company had unsecured letters of credit outstanding that totaled $67.7 million at December 31, 2014. The unused borrowing capacity of the Credit Facility at December 31, 2014, totaled $232.3 million.

During 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which will expire in April 2015. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At December 31, 2014, RMCMC was in compliance with these covenants. RMCMC had outstanding borrowings against this facility that totaled $48.5 million at December 31, 2014. The weighted-average effective interest rate on the outstanding borrowings against this credit facility was 3.0 percent at December 31, 2014.

During 2011, RMCMC entered into a $50.0 million repurchase credit facility with JPM, which was subsequently increased to $75.0 million during 2012 and to $100.0 million during 2014, and will expire in November 2015. This facility is used to fund, and is secured by, mortgages that were originated by RMCMC and are pending sale. Under the terms of the facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At December 31, 2014, RMCMC was in compliance with these covenants. RMCMC had outstanding borrowings against this facility that totaled $80.9 million and $73.1 million at December 31, 2014 and 2013, respectively. The weighted-average effective interest rates on the outstanding borrowings against this credit facility were 3.2 and 3.4 percent at December 31, 2014 and 2013, respectively.

Note I: Income Taxes

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

Based on an evaluation of positive and negative evidence regarding the Company's ability to realize its deferred tax assets and in accordance with ASC No. 740 ("ASC 740"), "Income Taxes," at June 30, 2013, it concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that all of its deferred tax assets would be realized. As a result, the Company reversed its $258.9 million deferred tax valuation allowance against its deferred tax assets during 2013. At December 31, 2014 and 2013, the Company had net deferred tax assets of $91.8 million and $185.9 million, respectively. There was no valuation allowance as of December 31, 2014 or 2013.

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

For federal purposes, NOLs can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. As of December 31, 2014, the Company does not have any federal NOL carryforwards. The Company has other carryforwards primarily composed of federal tax credits that can be carried forward 20 years with expiration dates beginning in 2029. The Company anticipates full utilization of these tax credits.

The Company's provision for income tax presented an overall effective income tax expense rate of 38.2 percent for the year ended December 31, 2014, compared to an overall effective tax benefit rate of 93.7 percent for 2013 and an overall effective income tax expense rate of 3.8 percent for 2012. The changes in overall effective income tax rates for 2014, 2013 and 2012 were primarily due to the reversal of the Company's deferred tax asset valuation allowance during the respective years.

The following table reconciles the federal income tax statutory rate to the Company's effective income tax rate for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Federal income tax statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax	3.2	3.2	3.5
Deferred tax valuation allowance	–	(132.2)	(39.3)
Compensation expense	0.1	0.1	2.7
Other	(0.1)	0.2	1.9

Effective income tax rate	38.2%	(93.7)%	3.8%

The Company's income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012, is summarized as follows:

(in thousands)	2014	2013	2012

CURRENT TAX EXPENSE (BENEFIT)
Federal	$1,891	$(75)	$568
State	1,731	471	1,017

Total current tax expense	3,622	396	1,585
DEFERRED TAX EXPENSE (BENEFIT)
Federal	97,210	(139,207)	–
State	7,833	(44,597)	–

Total deferred tax expense (benefit)	105,043	(183,804)	–

Total income tax expense (benefit)	$108,665	$(183,408)	$1,585

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents significant components of the Company's deferred tax assets and liabilities:

	DECEMBER 31,
(in thousands)	2014	2013

DEFERRED TAX ASSETS
Warranty, legal and other accruals	$16,653	$19,900
Employee benefits	18,661	19,054
Noncash tax charge for impairment of long-lived assets	47,018	59,608
Joint ventures	3,938	4,038
Federal NOL carryforwards	–	72,248
Other carryforwards	6,293	994
State NOL carryforwards	32,524	37,971
Other	993	1,131

Total deferred tax assets	126,080	214,944

DEFERRED TAX LIABILITIES
Deferred recognition of income and gains	(752)	(1,196)
Capitalized expenses	(31,265)	(26,630)
Goodwill amortization	(1,755)	(809)
Other	(542)	(405)

Total deferred tax liabilities	(34,314)	(29,040)

NET DEFERRED TAX ASSET	$91,766	$185,904

The Company accounts for unrecognized tax benefits in accordance with ASC 740. It accounts for interest and penalties on unrecognized tax benefits through its provision for income taxes. At December 31, 2014, the Company's liability for gross unrecognized tax benefits was $724,000, of which $471,000, if recognized, will affect the Company's effective tax rate. At December 31, 2013, the Company's liability for gross unrecognized tax benefits was $553,000, of which $359,000, if recognized, will affect the Company's effective tax rate. The Company had $79,000 and $46,000 in accrued interest and penalties at December 31, 2014 and 2013, respectively. The Company estimates that, within 12 months, $100,000 of its gross state unrecognized tax benefits will reverse due to the anticipated expiration of time to assess tax.

The following table displays a reconciliation of changes in the Company's tax uncertainties:

(in thousands)	2014	2013

Balance at January 1	$553	$318
Additions related to prior year positions	171	235

Balance at December 31	$724	$553

As of December 31, 2014, tax years 2011 through 2014 remain subject to examination.

Note J: Employee Savings, Stock Purchase, Long-Term Incentive and Supplemental Executive Retirement Plans

Retirement Savings Opportunity Plan ("RSOP")

All full-time employees are eligible to participate in the RSOP. Part-time employees are eligible to participate in the RSOP following the completion of 1,000 hours of service within the first 12 months of employment or within any plan year after the date of hire. Pursuant to Section 401(k) of the Internal Revenue Code, the plan permits deferral of a portion of a participant's income into a variety of investment options. Total compensation expense related to the Company's matching contributions for this plan totaled $2.7 million, $2.2 million and $2.0 million in 2014, 2013 and 2012, respectively.

Employee Stock Purchase Plan ("ESPP")

All full-time employees of the Company, with the exception of its executive officers, are eligible to participate in the ESPP. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee's contribution by donating an additional 20.0 percent of the employee's payroll deduction. Stock is purchased by a plan administrator on a monthly basis. All brokerage and transaction fees for purchasing the stock are paid for by the Company. The Company's expense related to its matching contributions for this plan totaled $246,000, $193,000 and $164,000 in 2014, 2013 and 2012, respectively.

Executive Officer Long-Term Incentive Plan ("LTIP")

During 2014, the Company's Board of Directors approved the 2014 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2014 LTIP provides for a target award of 141,566 performance share units, which are equivalent to shares of common stock. The 2014 LTIP will use a long-term performance period of three years and measure the Company's relative total stockholder return ("TSR") and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2016. Half of the target amount of performance shares is earned by an executive officer if the Company's TSR is at the 50th percentile of the compensation peer group's performance as measured over the long-term performance period. If its relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company's revenue growth over the long-term performance period is 30 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 20 percent or increased to a maximum level of 200 percent for revenue growth at or above 40 percent. There are incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

During 2013, the Company's Board of Directors approved the 2013 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2013 LTIP provides for a target award of 135,332 performance share units, which are equivalent to shares of common stock. The 2013 LTIP will use a long-term performance period of three years and measure the Company's relative TSR and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2015. Half of the target amount of performance shares is earned by an executive officer if the Company's TSR is at the 50th percentile of the compensation peer group's performance as measured over the long-term performance period. If its relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company's revenue growth over the long-term performance period is 60 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 45 percent or increased to a maximum level of 200 percent for revenue growth at or above 75 percent. There are incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

Supplemental Executive Retirement Plan

The Company has a supplemental, unfunded, nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. All employees in the plan are fully vested as of December 31, 2014. In connection with the plan, it has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and to finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The values of the assets held in trust totaled $15.7 million and $15.2 million at December 31, 2014 and 2013, respectively, and were included in "Other" assets within the Consolidated Balance Sheets.

The following table provides the costs recognized and benefits paid for the Company's supplemental, unfunded, nonqualified retirement plan during the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012

Service costs	$–	$41	$121
Interest costs	733	1,000	1,200
Amortization of unrecognized actuarial loss	28	–	–

Total costs	$761	$1,041	$1,321

Benefits paid	$90	$–	$863

As of December 31, 2013, the plan recognized a $1.7 million actuarial loss on the projected benefit obligation due to a change in discount rate, which was included in "Actuarial loss on defined benefit pension plan" within the Consolidated Statements of Comprehensive Income.

The Company recognized investment gains of $657,000, $2.1 million and $1.1 million on the cash surrender value of the insurance contracts for the years ended December 31, 2014, 2013 and 2012, respectively. The $16.1 million and $15.4 million projected benefit obligations at December 31, 2014 and 2013, respectively, were included in "Accrued and other liabilities" within the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 2.2 percent, 2.0 percent and 5.5 percent for 2014, 2013 and 2012, respectively.

Expected future payouts for the senior executive retirement plan as of December 31, 2014, were as follows: 2015—$1.5 million; 2016—$90,000; 2017—$5.7 million; 2018—$4.6 million; 2019—$1.5 million; and 2020 through 2024—$3.2 million.

Note K: Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the "Plan") permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments and those granted to senior executives generally vest in one installment at the end of a three-year performance period. At December 31, 2014 and 2013, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,515,345 and 3,303,855, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the "Director Plan") provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 117,830 and 138,830 stock awards available for future grant in accordance with the Director Plan at December 31, 2014 and December 31, 2013,

respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company's stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control or upon retirement (as defined in the plans).

The Company recorded stock-based compensation expense of $18.6 million, $19.5 million and $17.8 million for the year ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation expenses have been allocated to the Company's segments and included in "Selling, general and administrative" and "Financial services" expenses within the Consolidated Statements of Earnings.

ASC 718 requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation costs recognized for exercised stock options ("excess tax benefits") to be classified as financing cash flows. For the year ended December 31, 2014, $5.9 million in excess tax benefits was recognized, compared to no excess tax benefits recognized for the years ended December 31, 2013 and 2012.

A summary of stock option activity in accordance with the Company's equity incentive plans as of December 31, 2014, 2013 and 2012, and changes for the years then ended, follows:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	AVERAGE REMAINING CONTRACTUAL LIFE (in years)	AGGREGATE INTRINSIC VALUE (in thousands)

Options outstanding at January 1, 2012	3,948,874	$28.91	2.4
Granted	756,000	18.55
Exercised	(568,293)	18.89
Forfeited	(717,158)	35.38

Options outstanding at December 31, 2012	3,419,423	$26.92	2.9	$42,992
Available for future grant	3,016,108

Total shares reserved at December 31, 2012	6,435,531

Options exercisable at December 31, 2012	1,967,786	$33.10	1.6	$16,939

Options outstanding at January 1, 2013	3,419,423	$26.92	2.9
Granted	–	–
Exercised	(863,933)	24.55
Forfeited	(229,289)	34.88

Options outstanding at December 31, 2013	2,326,201	$27.02	2.3	$44,123
Available for future grant	3,303,855

Total shares reserved at December 31, 2013	5,630,056

Options exercisable at December 31, 2013	1,650,893	$30.74	1.6	$26,908

Options outstanding at January 1, 2014	2,326,201	$27.02	2.3
Granted	–	–
Exercised	(758,231)	27.18
Forfeited	(182,473)	54.58

Options outstanding at December 31, 2014	1,385,497	$23.30	2.2	$25,168
Available for future grant	3,515,345

Total shares reserved at December 31, 2014	4,900,842

Options exercisable at December 31, 2014	1,172,500	$24.16	1.9	$20,917

A summary of stock options outstanding and exercisable at December 31, 2014, follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING LIFE (in years)	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED- AVERAGE EXERCISE PRICE

$16.52 to $18.05	473,334	1.2	$16.53	470,001	$16.52
$18.22 to $22.78	553,997	4.1	18.26	351,000	18.28
$23.27 to $72.13	358,166	0.7	40.05	351,499	40.23

The intrinsic values of stock options exercised during the years ended December 31, 2014, 2013 and 2012, totaled $11.2 million, $15.3 million and $5.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

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

There were no stock options granted during the years ended December 31, 2014 and December 31, 2013. The weighted-average grant-date fair value of stock options granted during 2012 was $7.21. The following assumptions were used to determine the grant-date fair value of those options: an expected volatility of 49.3 percent; an expected dividend yield of 0.7 percent; an expected term of 4.5 years; and a risk-free rate of 0.8 percent.

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

Stock-based compensation expense related to employee stock options totaled $2.0 million, $3.5 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the Company's nonvested options as of and for the years ended December 31, 2014, 2013 and 2012, follows:

	2014		2013		2012
	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE

Nonvested options outstanding at January 1	675,308	$6.84	1,451,637	$7.08	1,374,628	$7.00
Granted	–	–	–	–	756,000	7.21
Vested	(444,646)	6.64	(697,667)	7.35	(611,659)	7.03
Forfeited	(17,665)	7.07	(78,662)	6.78	(67,332)	7.47

Nonvested options outstanding at December 31	212,997	$7.23	675,308	$6.84	1,451,637	$7.08

At December 31, 2014, the total unrecognized compensation cost related to nonvested stock option awards previously granted under the Company's plans was $329,000. That entire cost is expected to be recognized in 2015.

Compensation expense associated with restricted stock unit awards and LTIP awards to senior executives totaled $15.8 million, $15.1 million and $12.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. (See Note J, "Employee Savings, Stock Purchase, Long-Term Incentive and Supplemental Executive Retirement Plans," for details on the LTIP.)

The following table summarizes activity that relates to the Company's restricted stock unit awards:

	2014	2013	2012

Restricted stock units at January 1	539,106	774,217	657,825
Shares awarded	131,597	143,594	473,408
Shares vested	(298,791)	(354,369)	(350,349)
Shares forfeited	(3,828)	(24,336)	(6,667)

Restricted stock units at December 31	368,084	539,106	774,217

At December 31, 2014, the outstanding restricted stock units are expected to vest as follows: 2015-243,607; 2016-83,238; and 2017-41,239.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $814,000, $838,000 and $404,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note L: Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At December 31, 2014 and 2013, it had cash deposits and letters of credit outstanding that totaled $72.8 million and $73.0 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $847.1 million and $869.1 million, respectively. At December 31, 2014 and 2013, the Company had $1.4 million and $2.5 million, respectively, in commitments with respect to option contracts having specific performance provisions.

IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement. During 2013, the increasing interest rate environment resulted in loan commitments being extended up to 270 days. The Company had outstanding IRLCs with notional amounts that totaled $148.0 million and $269.2 million at December 31, 2014 and 2013, respectively. Hedging instruments, including forward-delivery contracts, are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

The following table summarizes the Company's rent expense, which primarily relates to its office facilities, model homes, furniture and equipment:

	YEAR ENDED DECEMBER 31,
(in thousands)	2014	2013	2012

Total rent expense[1]	$7,333	$6,553	$5,933
Less: income from subleases	(305)	(323)	(385)

Net rent expense	$7,028	$6,230	$5,548

1
Excludes rent expense associated with the Company's discontinued operations, which totaled $556,000 for the year ended December 31, 2012.

At December 31, 2014, future minimum rental commitments under noncancellable leases with remaining terms in excess of one year were as follows:

(in thousands)

2015	$5,270
2016	4,276
2017	3,126
2018	2,062
2019	1,318
Thereafter	892
Less: income from subleases	(198)

Total lease commitments	$16,746

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds and letters of credit in support of its contractual obligations. At December 31, 2014, development bonds totaled $189.4 million, while performance-related cash deposits and letters of credit totaled $87.3 million. At December 31, 2013, development bonds totaled $138.9 million, while performance-related cash deposits and letters of credit totaled $64.0 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; it does not, however, believe that any currently outstanding bonds or letters of credit will be called.

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

The following table summarizes the composition of the Company's mortgage loan types originated, its homebuyers' average credit scores and its loan-to-value ratios:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011	2010	2009

Prime	67.6%	57.2%	48.6%	42.2%	34.9%	32.9%
Government (FHA/VA/USDA)	32.4	42.8	51.4	57.8	65.1	67.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score (unaudited)	732	733	731	726	723	717
Average combined loan-to-value ratio (unaudited)	87.8%	89.8%	90.1%	90.3%	90.8%	91.4%

The Company's mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses related to the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company has accrued $1.4 million for these types of claims as of December 31, 2014, but it may have additional exposure. The Company accrued $11.5 million for these types of claims as of December 31, 2013. (See "Part I, Item 3, Legal Proceedings.")

The following table displays changes in the Company's mortgage loan loss reserves and related legal reserves during the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012

Balance at January 1	$11,472	$10,484	$10,141
Provision for losses	5,634	1,580	1,156
Settlements made	(15,709)	(592)	(813)

Balance at December 31	$1,397	$11,472	$10,484

During 2014, the Company increased its legal reserve by $5.8 million related to the settlement of Ryland Mortgage Company's lawsuit with Countrywide and any other potential claims related to repurchase and indemnity obligations arising out of the sale of mortgage loans associated with loan purchase agreements between Countrywide and Ryland Mortgage Company.

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

The following table summarizes changes in the Company's product liability reserves during the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012

Balance at January 1	$23,139	$18,188	$20,648
Warranties issued	11,583	9,052	3,899
Changes in liability for accruals related to pre-existing warranties	1,299	1,891	1,866
Settlements made	(10,465)	(5,992)	(8,225)

Balance at December 31	$25,556	$23,139	$18,188

The Company requires substantially all of its subcontractors to have workers' compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments' subcontractors in certain markets until June 1, 2008. At December 31, 2014 and 2013, RHIC had $12.5 million and $13.9 million, respectively, in insurance reserves, which were included in "Accrued and other liabilities" within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company's actuarial projections of historical loss development.

The following table displays changes in RHIC's insurance reserves during the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012

Balance at January 1	$13,857	$14,813	$18,209
Insurance expense provisions or adjustments	3,200	1,445	(1,369)
Loss expenses paid	(4,536)	(2,401)	(2,027)

Balance at December 31	$12,521	$13,857	$14,813

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

In view of the inherent unpredictability of outcomes in legal matters, particularly where (a) damages sought are speculative, unspecified or indeterminate; (b) proceedings are in the early stages or impacted significantly by future legal determinations or judicial decisions; (c) matters involve unsettled questions of law, multiple parties, or complex facts and circumstances; or (d) insured risk transfer or coverage is undetermined, there is considerable uncertainty surrounding the timing or resolution of these matters, including a possible eventual loss. Given this inherent unpredictability, actual future litigation costs could differ from the Company's current estimates. At the same time, the Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. In accordance with ASC No. 450 ("ASC 450"), "Contingencies," the Company accrues amounts for legal matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may occasionally need to adjust the accruals to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with ASC 450, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. For matters as to which the Company believes a loss is probable and reasonably estimable, it had legal reserves of $5.7 million and $17.2 million at December 31, 2014 and 2013, respectively. (See "Part I, Item 3, Legal Proceedings.") It currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $1.0 million in the aggregate.

Note M: Supplemental Guarantor Information

The Company's obligations to pay principal, premium, if any, and interest under its $300.0 million unsecured revolving credit facility; 5.4 percent senior notes due January 2015; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; 0.25 percent convertible senior notes due June 2019; 6.6 percent senior notes due May 2020; and 5.4 percent senior notes due October 2022 are guaranteed on a joint and several basis by substantially all of its Guarantor Subsidiaries. Such guarantees are full and unconditional. In lieu of providing separate financial statements for the Guarantor Subsidiaries, the accompanying condensed consolidating financial statements have been included. Management does not believe that separate financial statements for the Guarantor Subsidiaries are material to investors and are, therefore, not presented.

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

CONSOLIDATING STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31, 2014
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

REVENUES	$1,403,003	$1,222,842	$45,168	$(55,944)	$2,615,069
EXPENSES	1,248,612	1,104,005	37,860	(55,944)	2,334,533
OTHER INCOME	2,677	1,112	139	–	3,928

Income from operations before taxes	157,068	119,949	7,447	–	284,464
Tax expense	60,000	45,820	2,845	–	108,665
Equity in net earnings of subsidiaries	78,731	–	–	(78,731)	–

NET INCOME	$175,799	$74,129	$4,602	$(78,731)	$175,799

	YEAR ENDED DECEMBER 31, 2013

REVENUES	$1,207,509	$921,252	$51,380	$(39,386)	$2,140,755
EXPENSES	1,098,288	858,399	31,312	(39,386)	1,948,613
OTHER INCOME	2,857	692	–	–	3,549

Income from continuing operations before taxes	112,078	63,545	20,068	–	195,691
Tax benefit	(105,043)	(59,557)	(18,808)	–	(183,408)
Equity in net earnings of subsidiaries	161,978	–	–	(161,978)	–

Net income from continuing operations	379,099	123,102	38,876	(161,978)	379,099
Income from discontinued operations, net of taxes	106	1	–	(1)	106

NET INCOME	$379,205	$123,103	$38,876	$(161,979)	$379,205

	YEAR ENDED DECEMBER 31, 2012

REVENUES	$711,947	$562,181	$37,619	$(3,281)	$1,308,466
EXPENSES	688,510	549,176	24,477	(3,281)	1,258,882
OTHER (LOSS) INCOME	(6,448)	831	–	–	(5,617)

Income from continuing operations before taxes	16,989	13,836	13,142	–	43,967
Tax expense	612	499	474	–	1,585
Equity in net earnings of subsidiaries	26,005	–	–	(26,005)	–

Net income from continuing operations	42,382	13,337	12,668	(26,005)	42,382
Loss from discontinued operations, net of taxes	(2,000)	(1,018)	–	1,018	(2,000)

NET INCOME	$40,382	$12,319	$12,668	$(24,987)	$40,382

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31, 2014
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

Net income	$175,799	$74,129	$4,602	$(78,731)	$175,799
Other comprehensive income, net:
Amortization of actuarial loss on defined benefit pension plan, net	12	4	1	–	17
Unrealized gain on marketable securities, available-for-sale, net	341	–	–	–	341

Other comprehensive income, net	353	4	1	–	358

Comprehensive income	$176,152	$74,133	$4,603	$(78,731)	$176,157

	YEAR ENDED DECEMBER 31, 2013

Net income	$379,205	$123,103	$38,876	$(161,979)	$379,205
Other comprehensive loss, net:
Actuarial loss on defined benefit pension plan, net	(871)	(83)	(80)	–	(1,034)
Unrealized loss on marketable securities, available-for-sale, net	(215)	–	–	–	(215)

Other comprehensive loss, net	(1,086)	(83)	(80)	–	(1,249)

Comprehensive income	$378,119	$123,020	$38,796	$(161,979)	$377,956

	YEAR ENDED DECEMBER 31, 2012

Net income	$40,382	$12,319	$12,668	$(24,987)	$40,382
Other comprehensive loss, net:
Reduction of unrealized gain related to cash flow hedging instruments, net	(1,056)	–	–	–	(1,056)
Unrealized gain on marketable securities, available-for-sale, net	984	–	–	–	984

Other comprehensive loss, net	(72)	–	–	–	(72)

Comprehensive income	$40,310	$12,319	$12,668	$(24,987)	$40,310

CONSOLIDATING BALANCE SHEETS

	DECEMBER 31, 2014
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

ASSETS
Cash and cash equivalents	$29,993	$480,239	$10,963	$–	$521,195
Marketable securities and restricted cash	38,810	–	19,954	–	58,764
Consolidated inventory owned	1,116,024	898,988	–	–	2,015,012
Consolidated inventory not owned	16,381	–	14,430	–	30,811

Total housing inventories	1,132,405	898,988	14,430	–	2,045,823
Investment in subsidiaries	439,627	–	–	(439,627)	–
Intercompany receivables	915,926	–	–	(915,926)	–
Other assets	203,643	59,171	163,493	–	426,307

TOTAL ASSETS	2,760,404	1,438,398	208,840	(1,355,553)	3,052,089

LIABILITIES
Accounts payable and other accrued liabilities	272,752	125,333	22,533	–	420,618
Financial services credit facility	–	–	129,389	–	129,389
Debt	1,403,079	–	–	–	1,403,079
Intercompany payables	–	902,874	13,052	(915,926)	–

TOTAL LIABILITIES	1,675,831	1,028,207	164,974	(915,926)	1,953,086

EQUITY
STOCKHOLDERS' EQUITY	1,084,573	410,191	29,436	(439,627)	1,084,573
NONCONTROLLING INTEREST	–	–	14,430	–	14,430

TOTAL LIABILITIES AND EQUITY	$2,760,404	$1,438,398	$208,840	$(1,355,553)	$3,052,089

	DECEMBER 31, 2013

ASSETS
Cash and cash equivalents	$25,521	$193,356	$9,109	$–	$227,986
Marketable securities and restricted cash	377,267	–	25,922	–	403,189
Consolidated inventory owned	955,943	660,664	–	–	1,616,607
Consolidated inventory not owned	17,297	–	15,879	–	33,176

Total housing inventories	973,240	660,664	15,879	–	1,649,783
Investment in subsidiaries	369,580	–	–	(369,580)	–
Intercompany receivables	517,057	–	–	(517,057)	–
Other assets	290,153	54,052	155,149	–	499,354
Assets of discontinued operations	–	30	–	–	30

TOTAL ASSETS	2,552,818	908,102	206,059	(886,637)	2,780,342

LIABILITIES
Accounts payable and other accrued liabilities	247,328	106,420	31,773	–	385,521
Financial services credit facility	–	–	73,084	–	73,084
Debt	1,397,308	–	–	–	1,397,308
Intercompany payables	–	465,252	51,805	(517,057)	–
Liabilities of discontinued operations	136	368	–	–	504

TOTAL LIABILITIES	1,644,772	572,040	156,662	(517,057)	1,856,417

EQUITY
STOCKHOLDERS' EQUITY	908,046	336,062	33,518	(369,580)	908,046
NONCONTROLLING INTEREST	–	–	15,879	–	15,879

TOTAL LIABILITIES AND EQUITY	$2,552,818	$908,102	$206,059	$(886,637)	$2,780,342

CONSOLIDATING STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2014
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$175,799	$74,129	$4,602	$(78,731)	$175,799
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities	33,452	10,104	400	–	43,956
Changes in assets and liabilities	(133,952)	(225,326)	(26,179)	78,731	(306,726)
Other operating activities	(8,347)	–	–	–	(8,347)

Net cash provided by (used for) operating activities from continuing operations	66,952	(141,093)	(21,177)	–	(95,318)

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	1,662	898	–	–	2,560
Additions to property, plant and equipment	(12,644)	(10,390)	(72)	–	(23,106)
Purchases of marketable securities, available-for-sale	(640,344)	–	(1,325)	–	(641,669)
Proceeds from sales and maturities of marketable securities, available-for-sale	937,152	–	2,675	–	939,827

Net cash provided by (used for) investing activities from continuing operations	285,826	(9,492)	1,278	–	277,612

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	5,082	–	–	–	5,082
Increase in borrowings against revolving credit facilities, net	–	–	56,305	–	56,305
Common stock dividends, repurchases and stock-based compensation	(1,456)	–	–	–	(1,456)
Decrease in restricted cash	49,696	–	4,618	–	54,314
Intercompany balances	(398,870)	437,623	(38,753)	–	–
Other financing activities	(2,758)	(155)	(417)	–	(3,330)

Net cash (used for) provided by financing activities from continuing operations	(348,306)	437,468	21,753	–	110,915

Net increase in cash and cash equivalents from continuing operations	4,472	286,883	1,854	–	293,209
Cash flows from operating activities—discontinued operations	–	(27)	–	–	(27)
Cash and cash equivalents at beginning of year	25,521	193,383	9,109	–	228,013

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,993	$480,239	$10,963	$–	$521,195

CONSOLIDATING STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2013
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$379,099	$123,102	$38,876	$(161,978)	$379,099
Adjustments to reconcile net income from continuing operations to net cash used for operating activities	(225,331)	8,225	281	–	(216,825)
Changes in assets and liabilities	(309,524)	(202,163)	(70,717)	161,978	(420,426)
Other operating activities	(1,887)	–	–	–	(1,887)

Net cash used for operating activities from continuing operations	(157,643)	(70,836)	(31,560)	–	(260,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated joint ventures, net	(302)	(2,925)	–	–	(3,227)
Additions to property, plant and equipment	(9,546)	(9,760)	(602)	–	(19,908)
Purchases of marketable securities, available-for-sale	(752,043)	–	(4,174)	–	(756,217)
Proceeds from sales and maturities of marketable securities, available-for-sale	823,759	–	5,573	–	829,332
Cash paid for business acquisitions	(19,837)	(31,050)	–	–	(50,887)

Net cash provided by (used for) investing activities from continuing operations	42,031	(43,735)	797	–	(907)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in debt	262,202	–	–	–	262,202
Increase in borrowings against revolving credit facilities, net	–	–	73,084	–	73,084
Common stock dividends and stock-based compensation	22,672	–	–	–	22,672
(Increase) decrease in restricted cash	(19,281)	–	140	–	(19,141)
Intercompany balances	(148,931)	190,089	(41,158)	–	–
Other financing activities	(7,659)	–	(313)	–	(7,972)

Net cash provided by financing activities from continuing operations	109,003	190,089	31,753	–	330,845

Net (decrease) increase in cash and cash equivalents from continuing operations	(6,609)	75,518	990	–	69,899
Cash flows from operating activities—discontinued operations	–	(25)	–	–	(25)
Cash flows from investing activities—discontinued operations	–	25	–	–	25
Cash and cash equivalents at beginning of year	32,130	117,865	8,119	–	158,114

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,521	$193,383	$9,109	$–	$228,013

CONSOLIDATING STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2012
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	CONSOLIDATING ELIMINATIONS	CONSOLIDATED TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$42,382	$13,337	$12,668	$(26,005)	$42,382
Adjustments to reconcile net income from continuing operations to net cash used for operating activities	28,691	7,873	500	–	37,064
Changes in assets and liabilities	(118,790)	(56,003)	(40,397)	26,005	(189,185)
Other operating activities	(1,319)	–	–	–	(1,319)

Net cash used for operating activities from continuing operations	(49,036)	(34,793)	(27,229)	–	(111,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	708	1,602	–	–	2,310
Additions to property, plant and equipment	(7,596)	(4,560)	(68)	–	(12,224)
Purchases of marketable securities, available-for-sale	(1,170,627)	–	(5,481)	–	(1,176,108)
Proceeds from sales and maturities of marketable securities, available-for-sale	1,134,675	–	6,293	–	1,140,968
Cash paid for business acquisitions	(80,182)	–	–	–	(80,182)
Other investing activities	–	–	109	–	109

Net cash (used for) provided by investing activities from continuing operations	(123,022)	(2,958)	853	–	(125,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt	301,145	(1,188)	(22)	–	299,935
Decrease in borrowings against revolving credit facilities, net	–	–	(49,933)	–	(49,933)
Common stock dividends and stock-based compensation	8,955	–	–	–	8,955
(Increase) decrease in restricted cash	(18,658)	–	4,814	–	(13,844)
Intercompany balances	(102,914)	39,705	63,209	–	–
Other financing activities	(9,910)	–	(211)	–	(10,121)

Net cash provided by financing activities from continuing operations	178,618	38,517	17,857	–	234,992

Net increase (decrease) in cash and cash equivalents from continuing operations	6,560	766	(8,519)	–	(1,193)
Cash flows from operating activities—discontinued operations	(31)	(73)	–	–	(104)
Cash flows from investing activities—discontinued operations	4	71	–	–	75
Cash and cash equivalents at beginning of year	25,597	117,101	16,638	–	159,336

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32,130	$117,865	$8,119	$–	$158,114

Note N: Discontinued Operations

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

BALANCE SHEETS

	DECEMBER 31,
(in thousands)	2014	2013

Assets
Cash and cash equivalents	$–	$27
Other assets	–	3

Total assets of discontinued operations	–	30
Liabilities
Accounts payable and accrued liabilities	–	504

Total liabilities of discontinued operations	$–	$504

The Company's net income from discontinued operations totaled $106,000 for the year ended December 31, 2013, compared to a net loss that totaled $2.0 million for the year ended December 31, 2012.

Note O: Transactions with Affiliates

During 2013, the Company issued $1.5 million of promissory notes to affiliates of the Company's Philadelphia division for the development and sale of land and lots. These notes will be repaid once each lot and home is sold, and no later than within three years of their issuance. As of December 31, 2014 and 2013, the balances of the promissory notes from these affiliates were $129,000 and $1.3 million, respectively. Additionally, the Company leases office space from affiliates in its Philadelphia and Phoenix divisions at market terms.

Note P: Subsequent Event

In January 2015, the Company used existing cash of $126.5 million to settle its 5.4 percent senior notes that matured.

Note Q: Quarterly Financial Data (Unaudited)

	2014				2013
(in thousands, except per share data)	DEC. 31	SEPT. 30	JUN. 30	MAR. 31	DEC. 31	SEPT. 30	JUN. 30	MAR. 31

CONSOLIDATED RESULTS
Revenues	$867,805	$680,192	$577,389	$489,683	$696,657	$576,423	$492,995	$374,680
Homebuilding gross profit	192,373	148,345	120,053	101,486	150,265	115,832	97,917	71,165
Income from continuing operations before taxes	115,149	78,942	52,203	38,170	75,223	53,986	44,279	22,203
Tax expense (benefit)	43,447	30,414	20,161	14,643	2,917	428	(186,952)	199

Net income from continuing operations	71,702	48,528	32,042	23,527	72,306	53,558	231,231	22,004
(Loss) income from discontinued operations, net of taxes	–	–	–	–	(61)	91	(37)	113

Net income	$71,702	$48,528	$32,042	$23,527	$72,245	$53,649	$231,194	$22,117

Net income per common share:
Basic
Continuing operations	$1.55	$1.04	$0.68	$0.50	$1.56	$1.16	$5.01	$0.48
Discontinued operations	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Total	1.55	1.04	0.68	0.50	1.56	1.16	5.01	0.48
Diluted
Continuing operations	1.26	0.85	0.57	0.42	1.27	0.95	4.16	0.43
Discontinued operations	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Total	$1.26	$0.85	$0.57	$0.42	$1.27	$0.95	$4.16	$0.43
Weighted-average common shares outstanding:
Basic	46,209	46,613	46,915	46,579	46,216	46,175	46,036	45,435
Diluted	57,784	58,212	58,431	58,127	57,807	57,679	55,690	53,362

Report of Management

Management of the Company is responsible for the integrity and accuracy of the financial statements and all other annual report information. The financial statements are prepared in conformity with generally accepted accounting principles and include amounts based on management's judgments and estimates.

The accounting systems, which record, summarize and report financial information, are supported by internal control systems designed to provide reasonable assurance, at an appropriate cost, that the assets are safeguarded and that transactions are recorded in accordance with Company policies and procedures. Developing and maintaining these systems are the responsibility of management. Proper selection, training and development of personnel also contribute to the effectiveness of the internal control systems. For the purpose of evaluating and documenting its systems of internal control, management elected to use the integrated framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. The Company's systems, evaluation and test results were documented. The Company's internal auditors regularly test these systems. Based on its evaluation, management believes that its systems of internal control over financial reporting were effective and is not aware of any material weaknesses.

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
 Senior Vice President, Controller and
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Ryland Group, Inc.

We have audited the accompanying consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ryland Group, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ryland Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Ryland Group, Inc.

We have audited The Ryland Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). The Ryland Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Ryland Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ryland Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, of The Ryland Group, Inc. and subsidiaries and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2015

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the year covered by this report on Form 10-K, an evaluation was performed by the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

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

At December 31, 2014, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company's management, including the CEO and CFO, has evaluated any changes in the Company's internal control over financial reporting that occurred during the annual period ended December 31, 2014, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Company

The following provides information regarding the Company's executive officers at December 31, 2014:

Name	Age	Position (date elected to position) Prior Business Experience

Larry T. Nicholson	57	Chief Executive Officer of the Company (since 2009);
		President of the Company (since 2008); Chief Operating Officer of the Company (2007-2009); Senior Vice President of the Company and President of the Southeast Region of Ryland Homes (2005-2007)
Gordon A. Milne	63	Executive Vice President and Chief Financial Officer of the Company (since 2002); Senior Vice President and Chief Financial Officer of the Company (2000-2002)
Robert J. Cunnion, III	59	Senior Vice President, Human Resources of the Company (since 1999)
David L. Fristoe	58	Senior Vice President, Controller and Chief Accounting Officer of the Company (since 1999)
Timothy J. Geckle	62	Senior Vice President, General Counsel and Secretary of the Company (since 1997)
Peter G. Skelly	51

Executive Vice President and Chief Operating Officer of the Company (since 2013); Senior Vice President of the Company and President of the Company's Homebuilding Operations (since 2011); Senior Vice President of the Company and President of the North/West Region of Ryland Homes (2008-2011)

The Board of Directors elects all officers.

There are no family relationships between any director or executive officer, or arrangements or understandings pursuant to which the officers listed above were elected. For a description of the Company's employment and severance arrangements with certain of its executive officers, see the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), which is filed pursuant to Regulation 14A under the Exchange Act.

Information as to the Company's directors, executive officers and corporate governance is incorporated by reference from the Company's 2015 Proxy Statement, including the determination by the Board of Directors, with respect to the Audit Committee's financial expert, and the identity of each member of the Audit Committee of the Board of Directors.

The Company has adopted a code of ethics that is applicable to its senior officers, directors and employees. To retrieve the Company's code of ethics, visit www.ryland.com, select "Investor Relations" and then select "Governance Documents" under "Corporate Governance." Scroll down the page to "Code of Ethics."

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the 2015 Proxy Statement. The Compensation Committee Report to be included in the 2015 Proxy Statement shall be deemed furnished in this Annual Report on Form 10-K and shall not be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth on page 16 of this Annual Report on Form 10-K and is incorporated by reference from the 2015 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2015 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the 2015 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

			Page No.
(a)	1.	Financial Statements
		Consolidated Statements of Earnings—years ended December 31, 2014, 2013 and 2012	40
		Consolidated Statements of Comprehensive Income—years ended December 31, 2014, 2013 and 2012	40
		Consolidated Balance Sheets—December 31, 2014 and 2013	41
		Consolidated Statements of Stockholders' Equity—years ended December 31, 2014, 2013 and 2012	42
		Consolidated Statements of Cash Flows—years ended December 31, 2014, 2013 and 2012	43
		Notes to Consolidated Financial Statements	44
	2.	Financial Statement Schedules
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

Exhibits, continued
4.11

Amendment to the Rights Agreement, dated as of May 18, 2009, between The Ryland Group, Inc. and American Stock Transfer & Trust Company, LLC
(Incorporated by reference from Form 8-K, filed May 22, 2009)

10.1

Credit Agreement, dated November 21, 2014, between The Ryland Group, Inc., Citibank, N.A., as agent, and the several lenders party thereto
(Incorporated by reference from Form 8-K, filed November 25, 2014)

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
(Incorporated by reference from Form 10-K for the year ended December 31, 2013)

10.5	Master Revolving Note, dated as of April 24, 2014, between RMC Mortgage Corporation and Comerica Bank (Incorporated by reference from Form 8-K, filed April 28, 2014)
10.6	2002 Equity Incentive Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002)
10.7	Amendment and Restatement of The Ryland Group, Inc. 2008 Equity Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.8	The Ryland Group, Inc. 2011 Equity and Incentive Plan (Incorporated by reference from Form 8-K, filed March 24, 2011)
10.9	The Ryland Group, Inc. 2012 Executive Officer Long-Term Incentive Plan (Incorporated by reference from Form 8-K, filed October 2, 2012)
10.10	The Ryland Group, Inc. 2013 Executive Officer Long-Term Incentive Plan pursuant to the 2011 Equity and Incentive Plan (Incorporated by reference from Form 8-K, filed March 4, 2013)
10.11	The Ryland Group, Inc. 2014 Executive Officer Long-Term Incentive Plan (Incorporated by reference from Form 8-K, filed February 28, 2014)
10.12	Form of Non-Qualified Stock Option Agreement (Incorporated by reference from Form 8-K, filed April 29, 2005)
10.13	2012 Amended Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference from Form 8-K, filed October 2, 2012)
10.14	Form of Amended and Restated Stock Unit Agreement (Incorporated by reference from Form 8-K, filed April 18, 2006)
10.15	Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 8-K, filed April 30, 2008)
10.16	Amendment No. 1 to Form of Stock Unit Agreement for Executive Officers (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.17	Amendment No. 2 to 2012 Stock Unit Agreement (Incorporated by reference from Form 8-K, filed March 5, 2014)

Exhibits, continued
10.18	Amendment No. 2 to 2013 Stock Unit Agreement (Incorporated by reference from Form 8-K, filed March 5, 2014)
10.19	2014 Stock Unit Agreement (Incorporated by reference from Form 8-K, filed March 5, 2014)
10.20	Non-Employee Directors' Stock Unit Plan, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.21	2000 Non-Employee Director Equity Plan of The Ryland Group, Inc., as amended (Incorporated by reference from Form 10-K for the year ended December 31, 2000)
10.22	2004 Non-Employee Director Equity Plan of The Ryland Group, Inc. (Incorporated by reference from Form 10-Q for the quarter ended March 31, 2004)
10.23	Non-Employee Director Stock Plan, effective April 26, 2006 (Incorporated by reference from Form 8-K, filed April 27, 2006)
10.24	The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (Incorporated by reference from Form DEF 14, filed March 14, 2011)
10.25

Form of Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2000)

10.26	Amendment and Restatement of The Ryland Group, Inc. Senior Executive Supplemental Retirement Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
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

10.29

Form of Amendment No. 3 to Senior Executive Severance Agreement between The Ryland Group, Inc. and executive officers of the Corporation
(Incorporated by reference from Form 8-K, filed October 2, 2012)

10.30

Form of 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2006)

10.31

Form of Amendment No. 1 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2008)

10.32

Form of Amendment No. 2 to 2007 Senior Executive Severance Agreement between The Ryland Group, Inc. and certain executive officers of the Company
(Incorporated by reference from Form 10-K for the year ended December 31, 2011)

10.33	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.34	TRG Incentive Plan, as amended and restated, effective January 1, 2005 (Incorporated by reference from Form 10-K for the year ended December 31, 2008)

Exhibits, continued
10.35	The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 8-K, filed April 30, 2008)
10.36	The Ryland Group, Inc. 2011 Retention Incentive Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2011)
10.37	Amendment No. 1 to The Ryland Group, Inc. Performance Award Program (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.38	CEO Severance Agreement, dated as of December 17, 2009, by and between The Ryland Group, Inc. and Larry T. Nicholson (Incorporated by reference from Form 8-K, filed December 21, 2009)
10.39	The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 8-K, filed April 30, 2008)
10.40	Amendment No. 1 to The Ryland Group, Inc. Senior Executive Performance Plan (Incorporated by reference from Form 10-K for the year ended December 31, 2008)
10.41	Lease Agreement, dated December 21, 2010, by and between The Ryland Group, Inc. and Westlake Plaza Center East, LLC (Incorporated by reference from Form 10-K for the year ended December 31, 2010)
10.42

Office Lease Agreement Perimeter Gateway III, dated August 11, 2011, by and between The Ryland Group, Inc. and DTR10, LLC
(Incorporated by reference from Form 10-Q for the quarter ended September 30, 2012)

10.43	Form of Indemnification Agreement (Incorporated by reference from Form 10-K for the year ended December 31, 2011)
12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
21	Subsidiaries of the Registrant (Filed herewith)
23	Consent of Independent Registered Public Accounting Firm (Filed herewith)
24	Power of Attorney (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

Exhibits, continued
101.INS	XBRL Instance Document (Filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (Filed herewith)
101.LAB	XBRL Taxonomy Label Linkbase Document (Filed herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (Filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Document (Filed herewith)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Ryland Group, Inc.
By:
/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)	February 24, 2015
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Principal Executive Officer:
/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer	February 24, 2015
Principal Financial Officer:
/s/ Gordon A. Milne
Gordon A. Milne Executive Vice President and Chief Financial Officer	February 24, 2015
Principal Accounting Officer:
/s/ David L. Fristoe
David L. Fristoe Senior Vice President, Controller and Chief Accounting Officer	February 24, 2015
A majority of the Board of Directors: William L. Jews, Ned Mansour, Robert E. Mellor, Norman J. Metcalfe, Larry T. Nicholson, Charlotte St. Martin, Thomas W. Toomey and Robert G. van Schoonenberg
By:
/s/ Timothy J. Geckle
Timothy J. Geckle As Attorney-in-Fact	February 24, 2015

Index of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document