Form 10-Q
period 2015-03-31
RYLAND GROUP INC
filed 2015-04-30
CIK 85974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on April 27, 2015, was 46,789,655.

THE RYLAND GROUP, INC.

FORM 10-Q

PART I. Financial Information	Consolidated Statements of Earnings and
Item 1. Financial Statements	Other Comprehensive Income (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2015	2014
REVENUES
Homebuilding	$504,999	$481,485
Financial services	12,400	8,198
TOTAL REVENUES	517,399	489,683

EXPENSES
Cost of sales	405,291	379,999
Selling, general and administrative	64,170	62,794
Financial services	7,334	9,609
TOTAL EXPENSES	476,795	452,402

OTHER INCOME
Gain from marketable securities, net	145	404
Other income	592	485
TOTAL OTHER INCOME	737	889
Income before taxes	41,341	38,170
Tax expense	14,884	14,643
NET INCOME	$26,457	$23,527
NET INCOME PER COMMON SHARE
Basic	$0.57	$0.50
Diluted	$0.47	$0.42
AVERAGE COMMON SHARES OUTSTANDING
Basic	46,465,586	46,579,280
Diluted	57,981,137	58,126,928
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03
See Notes to Consolidated Financial Statements. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2015	2014
Net income	$26,457	$23,527
Other comprehensive income, net:
Amortization of actuarial loss on defined benefit pension plan, net	68	5
Unrealized (loss) gain on marketable securities, available-for-sale, net	(19)	188
Other comprehensive income, net	49	193
Comprehensive income	$26,506	$23,720

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	MARCH 31,	DECEMBER 31,
(in thousands, except share data)	2015	2014
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$330,438	$521,195
Restricted cash	29,059	35,720
Marketable securities, available-for-sale	17,933	17,845
Total cash, cash equivalents and marketable securities	377,430	574,760
Housing inventories
Homes under construction	824,516	764,853
Land under development and improved lots	1,274,384	1,250,159
Consolidated inventory not owned	30,738	30,811
Total housing inventories	2,129,638	2,045,823
Property, plant and equipment	34,218	30,566
Mortgage loans held-for-sale	86,699	153,366
Net deferred taxes	88,278	91,766
Other	161,868	155,808
TOTAL ASSETS	2,878,131	3,052,089

LIABILITIES
Accounts payable	161,469	205,397
Accrued and other liabilities	202,805	215,221
Financial services credit facilities	80,702	129,389
Debt	1,294,259	1,403,079
TOTAL LIABILITIES	1,739,235	1,953,086

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	-	-
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—46,788,655 shares at March 31, 2015
(46,296,045 shares at December 31, 2014)	46,789	46,296
Retained earnings	1,078,630	1,039,076
Accumulated other comprehensive loss	(750)	(799)
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	1,124,669	1,084,573
NONCONTROLLING INTEREST	14,227	14,430
TOTAL EQUITY	1,138,896	1,099,003
TOTAL LIABILITIES AND EQUITY	$2,878,131	$3,052,089

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$26,457	$23,527
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	4,802	4,718
Inventory and other asset impairments and write-offs	418	618
Stock-based compensation expense	6,862	5,633
Changes in assets and liabilities:
Increase in inventories	(67,449)	(100,126)
Decrease in mortgage loans held-for-sale	66,667	70,539
Decrease in deferred income taxes	3,488	11,833
Net change in other assets, payables and other liabilities	(66,236)	(41,279)
Excess tax benefits from stock-based compensation	(1,833)	-
Other operating activities, net	(519)	(326)
Net cash used for operating activities from continuing operations	(27,343)	(24,863)
CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated joint ventures	(305)	(31)
Return of investment in unconsolidated joint ventures	367	-
Additions to property, plant and equipment	(7,569)	(4,704)
Purchases of marketable securities, available-for-sale	(275)	(119,344)
Proceeds from sales and maturities of marketable securities, available-for-sale	350	169,487
Net cash (used for) provided by investing activities from continuing operations	(7,432)	45,408
CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of long-term debt	(126,481)	-
Decrease in borrowings against financial services revolving credit facilities, net	(48,687)	(13,965)
Common stock dividends	(1,457)	(1,432)
Issuance of common stock under stock-based compensation	12,972	21,331
Excess tax benefits from stock-based compensation	1,833	-
Decrease in restricted cash	6,661	4,781
Other financing activities, net	(823)	(93)
Net cash (used for) provided by financing activities from continuing operations	(155,982)	10,622
Net (decrease) increase in cash and cash equivalents from continuing operations	(190,757)	31,167
Cash flows from operating activities—discontinued operations	-	(27)
Cash and cash equivalents at beginning of period[1]	521,195	228,013
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$330,438	$259,153
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(1,416)	$(949)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease (increase) in consolidated inventory not owned related to land options	$203	$(1,441)
Increase in short-term borrowings	$17,550	$85

1 Includes cash and cash equivalents of $27,000 associated with discontinued operations at December 31, 2013.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

			ACCUMULATED
			OTHER	TOTAL
	COMMON	RETAINED	COMPREHENSIVE	STOCKHOLDERS’
(in thousands, except per share data)	STOCK	EARNINGS	(LOSS) INCOME[1]	EQUITY
STOCKHOLDERS’ EQUITY BALANCE AT JANUARY 1, 2015	$46,296	$1,039,076	$(799)	$1,084,573
Net income	-	26,457	-	26,457
Other comprehensive income, net	-	-	49	49
Common stock dividends (per share $0.03)	-	(1,416)	-	(1,416)
Stock-based compensation	493	14,513	-	15,006
STOCKHOLDERS’ EQUITY BALANCE AT MARCH 31, 2015	$46,789	$1,078,630	$(750)	$1,124,669
NONCONTROLLING INTEREST				14,227
TOTAL EQUITY BALANCE AT MARCH 31, 2015				$1,138,896

1               At March 31, 2015, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on the defined benefit pension plan of $949,000, net of taxes of $588,000, and an unrealized gain on marketable securities, available-for-sale of $199,000. At December 31, 2014, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on the defined benefit pension plan of $1.0 million, net of taxes of $630,000, and an unrealized gain on marketable securities, available-for-sale of $218,000. (See Note 4, “Accumulated Other Comprehensive Loss.”)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of The Ryland Group, Inc. and its 100 percent-owned subsidiaries (the “Company”). Noncontrolling interest represents the selling entities’ ownership interests in land and lot option purchase contracts. (See Note 11, “Variable Interest Entities (‘VIE’).”) Intercompany transactions have been eliminated in consolidation. Information is presented on a continuing operations basis unless otherwise noted. The results from continuing and discontinued operations are presented separately in the consolidated financial statements. All prior period amounts have been reclassified to conform to the 2015 presentation. (See “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Consolidated Balance Sheet at March 31, 2015, the Consolidated Statements of Earnings and Comprehensive Income for the three-month periods ended March 31, 2015 and 2014, the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and the Consolidated Statement of Stockholders’ Equity as of and for the three-month period ended March 31, 2015, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at March 31, 2015, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2014 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three months ended March 31, 2015, are not necessarily indicative of the operating results expected for the year ending December 31, 2015.

Note 2.  Other Income

Other income primarily consists of cancellation income from forfeited sales contract deposits, insurance-related income and various other types of ancillary income. The Company’s other income totaled $592,000 and $485,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

Note 3.  Comprehensive Income

Comprehensive income consists of net income; amortization of actuarial loss on the defined benefit pension plan; and the increase or decrease in unrealized gains or losses on available-for-sale marketable securities. Comprehensive income totaled $26.5 million and $23.7 million for the three-month periods ended March 31, 2015 and 2014, respectively.

Note 4.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the actuarial loss on the defined benefit pension plan and unrealized gains or losses on available-for-sale marketable securities, as reported within the Consolidated Statement of Stockholders’ Equity. Changes in accumulated other comprehensive loss are reported as “Other comprehensive income, net” within the Consolidated Statements of Comprehensive Income. There were no reclassification adjustments, which represent realized gains or losses on the sales of available-for-sale marketable securities, for the three-month period ended March 31, 2015, compared to a net gain of $48,000 for the three-month period ended March 31, 2014.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table summarizes the components of other comprehensive income for the three-month periods ended March 31, 2015 and 2014:

	THREE MONTHS ENDED MARCH 31, 2015
(in thousands)	GROSS OTHER COMPREHENSIVE INCOME	TAX BENEFIT	NET OTHER COMPREHENSIVE INCOME
Amortization of actuarial loss on defined benefit pension plan	$110	$(42)	$68
Unrealized loss on marketable securities, available-for-sale:
Unrealized loss on marketable securities, available-for-sale	(19)	-	(19)
Less: reclassification adjustments included in net income	-	-	-
Total unrealized loss on marketable securities, available-for-sale	(19)	-	(19)
Other comprehensive income	$91	$(42)	$49

	THREE MONTHS ENDED MARCH 31, 2014
Amortization of actuarial loss on defined benefit pension plan	$8	$(3)	$5
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	236	-	236
Less: reclassification adjustments for gains included in net income	(48)	-	(48)
Total unrealized gain on marketable securities, available-for-sale	188	-	188
Other comprehensive income	$196	$(3)	$193

Note 5.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $330.4 million and $521.2 million at March 31, 2015 and December 31, 2014, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At March 31, 2015 and December 31, 2014, the Company had restricted cash of $29.1 million and $35.7 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $28.0 million and $33.8 million at March 31, 2015 and December 31, 2014, respectively. In addition, RMC Mortgage Corporation and its subsidiaries (“RMCMC”) had restricted cash related to funds held in trust for third parties that totaled $1.1 million and $1.9 million at March 31, 2015 and December 31, 2014, respectively.

Note 6.  Segment Information

The Company is a leading national homebuilder and provider of mortgage-related financial services. As one of the largest single-family on-site homebuilders in the United States, it operates in 17 states across the country. In accordance with Accounting Standards Codification (“ASC”) No. 280 (“ASC 280”), “Segment Reporting,” the Company has identified six reportable segments: four geographically determined homebuilding regions (North, Southeast, Texas and West); financial services; and corporate. The homebuilding segments specialize in the sale and construction of single-family attached and detached housing. The Company’s financial services segment includes RMCMC and Ryland Mortgage Company, collectively referred to as “RMC”; RH Insurance Company, Inc. (“RHIC”); and Columbia National Risk Retention Group, Inc. (“CNRRG”). The financial services segment provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. Corporate is a nonoperating business segment with the sole purpose of supporting operations. In order to best reflect the Company’s financial condition and results of operations, certain corporate expenses, along with certain assets and liabilities relating to employee benefit plans, are allocated to the homebuilding and financial services segments.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company evaluates performance and allocates resources based on a number of factors, including segment pretax earnings and risk. The accounting policies of the segments are the same as those described in Note 1, “Consolidated Financial Statements.”

	THREE MONTHS ENDED
	MARCH 31,
(in thousands)	2015	2014
REVENUES
Homebuilding
North	$135,654	$133,564
Southeast	136,549	126,667
Texas	115,448	111,151
West	117,348	110,103
Financial services	12,400	8,198
Total	$517,399	$489,683
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$11,539	$10,794
Southeast	12,643	14,857
Texas	6,729	7,847
West	13,187	12,728
Financial services	5,122	(1,411)
Corporate and unallocated	(7,879)	(6,645)
Total	$41,341	$38,170

The following table provides the Company’s total assets by segment at March 31, 2015 and December 31, 2014:

	MARCH 31, 2015
(in thousands)	HOUSING INVENTORIES	OTHER ASSETS	TOTAL ASSETS

Homebuilding
North	$595,149	$51,990	$647,139
Southeast	557,906	31,028	588,934
Texas	352,255	46,785	399,040
West	624,328	38,544	662,872
Financial services	-	129,166	129,166
Corporate and unallocated	-	450,980	450,980
Total	$2,129,638	$748,493	$2,878,131

Homebuilding	DECEMBER 31, 2014
North	$589,427	$47,742	$637,169
Southeast	518,691	36,994	555,685
Texas	347,178	43,042	390,220
West	590,527	41,198	631,725
Financial services	-	194,258	194,258
Corporate and unallocated	-	643,032	643,032
Total	$2,045,823	$1,006,266	$3,052,089

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 7.  Earnings Per Share Reconciliation

The Company computes earnings per share in accordance with ASC No. 260, (“ASC 260”), “Earnings per Share,” which requires earnings per share for each class of stock to be calculated using the two-class method. The two-class method is the method by which a company allocates earnings or loss between the holders of its common stock and its participating security holders. Under the two-class method, the allocation of earnings or loss between common shareholders and other security holders is based on their respective participation rights in dividends and undistributed earnings for the reporting period. All outstanding nonvested shares of restricted stock that contain non-forfeitable rights to dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s nonvested shares of restricted stock with nonforfeitable rights to dividends are considered participating securities in accordance with ASC 260. As all of the nonvested shares of restricted stock with nonforfeitable rights to dividends vested in March 2014, the Company had no outstanding participating securities during the three-month period ended March 31, 2015. For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method.

The following table displays the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except share data)	2015	2014
NUMERATOR
Net income	$26,457	$23,527
Less: undistributed earnings allocated to nonvested restricted stock	-	(30)
Numerator for basic earnings per share	26,457	23,497
Plus: interest on 1.6 percent convertible senior notes due 2018	729	729
Plus: interest on 0.25 percent convertible senior notes due 2019	299	299
Plus: undistributed earnings allocated to nonvested restricted stock	-	30
Less: undistributed earnings reallocated to nonvested restricted stock	-	(24)
Numerator for diluted earnings per share	$27,485	$24,531

DENOMINATOR
Basic earnings per share—weighted-average shares	46,465,586	46,579,280
Effect of dilutive securities:
Share-based payments	925,809	957,906
1.6 percent convertible senior notes due 2018	7,023,780	7,023,780
0.25 percent convertible senior notes due 2019	3,565,962	3,565,962
Diluted earnings per share—adjusted weighted-average
shares and assumed conversions	57,981,137	58,126,928

NET INCOME PER COMMON SHARE
Basic	$0.57	$0.50
Diluted	$0.47	$0.42

Note 8.  Marketable Securities, Available-for-sale

The Company’s investment portfolio includes U.S. Treasury securities, municipal debt securities and time deposits. As defined in ASC No. 320 (“ASC 320”), “Investments—Debt and Equity Securities,” the Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

fair values. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments were included in “Accumulated other comprehensive loss” within the Consolidated Balance Sheets.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At March 31, 2015 and December 31, 2014, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three-month periods ended March 31, 2015 and 2014, net realized earnings associated with the Company’s investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, totaled $145,000 and $404,000, respectively. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings. Realized gains or losses on the sales of marketable securities were included as reclassification adjustments, which are a component of other comprehensive income. (See Note 4, “Accumulated Other Comprehensive Loss.”)

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

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	MARCH 31, 2015
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$276	$-	$276
Municipal debt securities	9,940	199	10,139
Total debt securities	10,216	199	10,415
Time deposits	7,518	-	7,518
Total marketable securities, available-for-sale	$17,734	$199	$17,933

	DECEMBER 31, 2014
Type of security:
U.S. Treasury securities	$350	$-	$350
Municipal debt securities	9,766	218	9,984
Total debt securities	10,116	218	10,334
Time deposits	7,511	-	7,511
Total marketable securities, available-for-sale	$17,627	$218	$17,845

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	MARCH 31, 2015	DECEMBER 31, 2014

Contractual maturity:
Maturing in one year or less	$7,794	$7,861
Maturing after three years	10,139	9,984
Total marketable securities, available-for-sale	$17,933	$17,845

Note 9.  Housing Inventories

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales absorption rates; construction costs; local municipality fees; warranty, closing, carrying, selling, overhead and other related costs; or on market studies that are performed for comparable parcels of land held-for-sale to determine if the realizable values of the assets are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and in other communities located within the same geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices of similar products in neighboring communities and sales prices of similar products in non-neighboring communities located within the same geographic area. In order to estimate the costs of building and delivering homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period of time or where the operating life extends several years, slight increases over current sales prices may be assumed in later years. Once a community is considered to be impaired, the Company’s determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks associated with the continuing assets. Due to the fact that estimates and assumptions included in cash flow models are based

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction; land under development; or improved lots. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At March 31, 2015 and December 31, 2014, valuation reserves related to impaired inventories totaled $119.0 million and $122.0 million, respectively. The net carrying values of the related inventories totaled $136.4 million and $137.7 million at March 31, 2015 and December 31, 2014, respectively. The Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the first quarters of 2015 and 2014, the Company wrote off earnest money deposits and preacquisition feasibility costs that totaled $413,000 and $618,000, respectively. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized and included in land costs within cost of sales when the related inventory is delivered to homebuyers.

The following table summarizes the activity that relates to capitalized interest:

(in thousands)	2015	2014
Capitalized interest at January 1	$107,810	$89,619
Interest capitalized	16,063	17,111
Interest amortized to cost of sales	(9,793)	(10,470)
Capitalized interest at March 31	$114,080	$96,260
Interest incurred	$16,493	$17,383

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	MARCH 31, 2015			DECEMBER 31, 2014
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	7,395	6,756	14,151	7,396	6,335	13,731
Southeast	9,057	3,131	12,188	8,646	3,535	12,181
Texas	3,986	2,721	6,707	3,938	3,083	7,021
West	5,451	683	6,134	5,323	717	6,040
Total	25,889	13,291	39,180	25,303	13,670	38,973

Note 10.  Goodwill and Other Intangible Assets

The Company records goodwill associated with its business acquisitions when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill was included in “Other” assets within the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table provides the Company’s goodwill balance by segment at March 31, 2015 and December 31, 2014:

(in thousands)	2015	2014
North	$13,555	$13,555
Southeast	8,125	8,125
Texas	6,550	6,550
West	8,661	8,661
Total	$36,891	$36,891

ASC No. 350 (“ASC 350”), “Intangibles—Goodwill and Other,” requires that goodwill and certain intangible assets be reviewed for impairment at least annually. The Company performs impairment tests of its goodwill annually as of November 30, or whenever significant events or changes occur that indicate impairment of goodwill may exist. ASC 350 allows an entity to qualitatively assess whether it is necessary to perform step one of the prescribed two-step goodwill impairment test. In testing for a potential impairment of goodwill, the Company qualitatively evaluates, based on the weight of available evidence, the significance of all identified events and circumstances in their totality, including both positive and negative events, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of events or changes in circumstances that may indicate that an asset is impaired include, but are not limited to, price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. The Company performed a qualitative assessment of its goodwill at November 30, 2014, and determined that the two-step process was not necessary. The Company did not record any goodwill impairments for the quarters ended March 31, 2015 or 2014.

Note 11.  Variable Interest Entities (“VIE”)

As required by ASC No. 810 (“ASC 810”), “Consolidation of Variable Interest Entities,” a VIE is to be consolidated by a company if that company has a controlling financial interest in the VIE, defined as both the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, as well as the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. ASC 810 also requires disclosures about VIEs that a company is not obligated to consolidate, but in which it has a significant, though not primary, variable interest.

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. At March 31, 2015 and December 31, 2014, all of the Company’s joint ventures were unconsolidated and accounted for under the equity method as it did not have a financial controlling interest in the joint ventures. (See Note 12, “Investments in Joint Ventures.”) Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time at predetermined prices. The Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. In accordance with the requirements of ASC 810, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

In compliance with the provisions of ASC 810, the Company consolidated $30.7 million and $30.8 million of inventory not owned related to a lot option purchase contract at March 31, 2015 and December 31, 2014, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $16.5 million and $16.4 million of its related cash deposits for the lot option purchase contract at March 31, 2015 and December 31, 2014, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $14.2 million and $14.4 million with respect to the consolidation of this contract at March 31, 2015 and December 31, 2014, respectively, representing the selling entity’s ownership interest in the VIE. Additionally, the Company had cash deposits and/or letters of credit totaling $24.6 million and $25.0 million at March 31, 2015 and December 31, 2014, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of $367.3 million and $368.7 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 12.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. It participates in a number of joint ventures in which it does not have a controlling interest. As of March 31, 2015, the Company participated in five active homebuilding joint ventures in the Chicago, Denver, San Antonio and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment’s total estimated share of lots owned by the Company under its joint ventures:

	MARCH 31, 2015	DECEMBER 31, 2014
North	155	155
Texas	236	242
West	226	226
Total	617	623

At March 31, 2015 and December 31, 2014, the Company’s investments in its unconsolidated joint ventures totaled $12.9 million and $12.6 million, respectively, which included $858,000 and $837,000, respectively, of homebuilding interest capitalized to investments in unconsolidated joint ventures. Its investments in joint ventures were included in “Other” assets within the Consolidated Balance Sheets. For the three months ended March 31, 2015 and 2014, the Company’s earnings from its unconsolidated joint ventures totaled $216,000 and $102,000, respectively, and were included in “Cost of sales” within the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 13.  Debt and Credit Facilities

The following table presents the composition of the Company’s debt and financial services credit facilities at March 31, 2015 and December 31, 2014:

(in thousands)	MARCH 31, 2015	DECEMBER 31, 2014
Senior notes
5.4 percent senior notes due January 2015	$-	$126,481
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	250,000
Convertible senior notes
1.6 percent convertible senior notes due May 2018	225,000	225,000
0.25 percent convertible senior notes due June 2019	267,500	267,500
Total senior notes and convertible senior notes	1,272,500	1,398,981
Debt discount	(1,510)	(1,673)
Senior notes and convertible senior notes, net	1,270,990	1,397,308
Secured notes payable	23,269	5,771
Total debt	$1,294,259	$1,403,079
Financial services credit facilities	$80,702	$129,389

Each of the senior notes pays interest semiannually and all, except for the convertible senior notes due May 2018 and June 2019, may be redeemed at a stated redemption price, in whole or in part, at the option of the Company at any time. The Company’s obligations to pay principal, premium and interest under its senior notes and convertible senior notes are guaranteed on a joint and several basis by substantially all of its direct and indirect wholly owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note 20, “Supplemental Guarantor Information.”)

During the first quarter of 2015, the Company used existing cash of $126.5 million to settle its 5.4 percent senior notes that matured.

To provide letters of credit required in the ordinary course of its business, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit totaled $27.6 million and $33.3 million under these agreements at March 31, 2015 and December 31, 2014, respectively.

To finance its land purchases, the Company may also use nonrecourse secured notes payable. At March 31, 2015 and December 31, 2014, outstanding nonrecourse secured notes payable totaled $23.3 million and $5.8 million, respectively.

Senior notes, convertible senior notes, credit facilities and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at March 31, 2015.

During 2014, the Company entered into a four-year unsecured revolving credit facility agreement (the “Credit Facility”). The Credit Facility provides for a $300.0 million revolving credit facility (the “Revolving Credit Facility”), which includes a $150.0 million letter of credit subfacility (the “Letter of Credit Subfacility”) and a $25.0 million swing line facility. In addition, the Credit Facility includes an accordion feature pursuant to which the commitments under the Revolving Credit Facility may be increased, from time to time, up to a principal amount

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

not to exceed $450.0 million, subject to the terms and conditions set forth in the agreement. The commitments for the Letter of Credit Subfacility are not to exceed half of the amount of the commitments for the Revolving Credit Facility. The Credit Facility, which matures on November 21, 2018, provides for the commitments to be extended for up to two additional one-year periods, subject to satisfaction of the terms and conditions set forth therein.

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

The Credit Facility contains various representations and warranties, as well as affirmative, negative and financial covenants that the Company considers customary for financings of this type. The financial covenants in the Credit Facility include a maximum leverage ratio covenant; a minimum net worth test; and a minimum interest coverage test or a minimum liquidity test. The financial services segment subsidiaries of the Company are unrestricted subsidiaries under the Credit Facility and certain covenants of the agreement do not apply to the unrestricted subsidiaries. The Credit Facility includes event of default provisions that the Company considers customary for financings of this type. If an event of default under the Credit Facility occurs and is continuing, the commitments under the agreement may be terminated; the amounts outstanding, including all accrued interest and unpaid fees, may be declared payable immediately; and the Company may be required to cash collateralize the outstanding letters of credit issued under this facility. The Credit Facility will be used for general corporate purposes. Certain letters of credit issued and outstanding prior to the Company’s entry into the Credit Facility have been deemed letters of credit under the facility and made subject to its terms. Amounts borrowed under the Credit Facility are guaranteed on a joint and several basis by substantially all of the Company’s 100 percent-owned homebuilding subsidiaries. Such guarantees are full and unconditional. (See Note 20, “Supplemental Guarantor Information.”)

Outstanding borrowings under the Credit Facility will bear interest at a fluctuating rate per annum that is equal to the base rate or the reserve-adjusted LIBOR rate in each case, plus an applicable margin that is determined based on changes in the leverage ratio of the Company and its homebuilding segment subsidiaries. The Company did not have any outstanding borrowings against the Revolving Credit Facility at March 31, 2015 or December 31, 2014. Under the Letter of Credit Subfacility, the Company had unsecured letters of credit outstanding that totaled $71.9 million and $67.7 million at March 31, 2015 and December 31, 2014, respectively. The unused borrowing capacity of the Credit Facility totaled $228.1 million and $232.3 million at March 31, 2015 and December 31, 2014, respectively.

During 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which was subsequently extended in April 2015 to expire in April 2016, and allows for borrowings of $50.0 million to $100.0 million, subject to the terms and conditions set forth in the agreement. This facility is used to fund, and is secured by, mortgages originated by RMCMC that are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

requirements relating to the mortgages securing the facility. At March 31, 2015, RMCMC was in compliance with these covenants. Outstanding borrowings against the credit facility totaled $45.3 million and $48.5 million at March 31, 2015 and December 31, 2014, respectively, with a weighted-average effective interest rate of 3.0 percent at March 31, 2015 and December 31, 2014.

During 2011, RMCMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”), which was subsequently increased to $100.0 million during 2014 and will expire in November 2015. This facility is used to fund, and is secured by, mortgages originated by RMCMC that are pending sale. Under the terms of the facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At March 31, 2015, RMCMC was in compliance with these covenants. Outstanding borrowings against the credit facility totaled $35.4 million and $80.9 million at March 31, 2015 and December 31, 2014, respectively, with a weighted-average effective interest rate of 3.2 percent at March 31, 2015 and December 31, 2014.

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

The carrying values of cash, cash equivalents, restricted cash and secured notes payable are reported in the Consolidated Balance Sheets and approximate their fair values due to their short-term natures and liquidity. The aggregate carrying values of the senior notes and convertible senior notes, net of discount, were $1.3 billion and $1.4 billion at March 31, 2015 and December 31, 2014, respectively. The aggregate fair values of the senior notes and convertible senior notes were $1.4 billion and $1.5 billion at March 31, 2015 and December 31, 2014, respectively. The fair values of the Company’s senior notes have been determined using quoted market prices (Level 1).

The following table displays the values and methods used for measuring the fair values of financial instruments on a recurring basis:

			FAIR VALUE
(in thousands)	HIERARCHY	MARCH 31, 2015	DECEMBER 31, 2014
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$ 276	$ 350
Municipal debt securities	Level 2	10,139	9,984
Time deposits	Level 2	7,518	7,511
Mortgage loans held-for-sale	Level 2	86,699	153,366
Mortgage interest rate lock commitments	Level 2	6,765	4,229
Forward-delivery contracts	Level 2	(771)	(2,141)

Marketable Securities, Available-for-sale

At March 31, 2015 and December 31, 2014, the Company had $17.9 million and $17.8 million, respectively, of marketable securities that were available-for-sale and comprised of U.S. Treasury securities, municipal debt securities and time deposits. The Company’s marketable securities, available-for-sale that were identified as Level 2 were valued based on quoted market prices of similar instruments. (See Note 8, “Marketable Securities, Available-for-sale.”)

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

Mortgage loans are recorded at fair value at the time of origination in accordance with ASC No. 825 (“ASC 825”), “Financial Instruments,” and are classified as held-for-sale. Fair value measurements of mortgage loans held-for-sale improve the consistency of loan valuation between the date of borrower lock and the date of close. At March 31, 2015 and December 31, 2014, contractual principal amounts of mortgage loans held-for-sale totaled $84.2 million and $147.9 million, respectively. The excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $2.5 million and $5.4 million at March 31, 2015 and December 31, 2014, respectively, and were included in “Financial services” revenues within the Consolidated Statements of Earnings. At March 31, 2015 and December 31, 2014, the Company held one repurchased loan with payments 90 days or more past due that had an aggregate carrying value of $219,000 and an aggregate unpaid principal balance of $340,000.

In accordance with ASC 825, the Company elected the fair value option for its IRLCs and its forward delivery contracts. The fair values of IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and the fair values of forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. For the three-month periods ended March 31, 2015 and 2014, gains realized on the IRLC pipeline, including activity and changes in fair value, totaled $2.5 million and $891,000, respectively. Losses on forward-delivery contracts used to hedge IRLCs totaled $1.3 million and $3.1 million for the three-month periods ended March 31, 2015 and 2014, respectively. Gains on loan sales totaled $5.5 million and $5.4 million for the three-month periods ended March 31, 2015 and 2014, respectively. Net gains and losses related to IRLCs, forward-delivery contracts and loan sales were included in “Financial services” revenues within the Consolidated Statements of Earnings.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, IRLCs and forward-delivery contracts, among other factors, could materially impact these fair values.

(See Note 9, “Housing Inventories,” for the fair value measurements of the Company’s nonfinancial instruments.)

Note 15.  Income Taxes

The Company’s income tax expense for the three months ended March 31, 2015 and 2014, was $14.9 million and $14.6 million, respectively. Its provision for income tax presented an overall effective income tax expense rate of 36.0 percent for the quarter ended March 31, 2015, compared to 38.4 percent for the same period in 2014. The change in the overall effective income tax rate for 2015 from 2014 was primarily due to the tax benefit that resulted from the domestic production activities deduction.

Based on an evaluation of positive and negative evidence regarding the Company’s ability to realize its deferred tax assets and in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company had net deferred tax assets of $88.3 million and $91.8 million at March 31, 2015 and December 31, 2014, respectively, with no valuation allowance against these assets. Given that the accounting for deferred taxes is based upon estimates of future

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

results, differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and any valuation allowance against the Company’s deferred tax assets.

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and NOLs. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses; actual earnings; forecasts of future earnings; the duration of statutory carryforward periods; the Company’s experience with NOL carryforwards not expiring unused; and tax planning alternatives. For federal purposes, NOLs can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. As of December 31, 2014, the Company fully utilized its federal NOL carryforwards. The Company has other federal carryforwards primarily composed of federal tax credits that can be carried forward 20 years with expiration dates beginning in 2029. The Company anticipates full utilization of these tax credits.

Note 16.  Long-Term Incentive and Supplemental Executive Retirement Plans

Executive Officer Long-Term Incentive Plan (“LTIP”)

During the first quarter of 2015, the Company’s Board of Directors approved the 2015 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2015 LTIP provides for a target award of 123,567 performance share units, which are equivalent to shares of common stock. The 2015 LTIP will use a long-term performance period of three years and measure the Company’s relative total stockholder return (“TSR”) and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2017. Half of the target amount of performance shares is earned by an executive officer if the Company’s TSR is at the 50th percentile of the performance of the compensation peer group as measured over the long-term performance period. If the Company’s relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company’s revenue growth over the long-term performance period is 25 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 15 percent or increased to a maximum level of 200 percent for revenue growth at or above 35 percent. There are incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

During 2014, the Company’s Board of Directors approved the 2014 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2014 LTIP provides for a target award of 141,566 performance share units, which are equivalent to shares of common stock. The 2014 LTIP will use a long-term performance period of three years and measure the Company’s relative TSR and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2016. Half of the target amount of performance shares is earned by an executive officer if the Company’s TSR is at the 50th percentile of the compensation peer group’s performance as measured over the long-term performance period. If the Company’s relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company’s revenue growth over the long-term performance period is 30 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 20 percent or increased to a maximum level of 200 percent for revenue growth at or above 40 percent. There are incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

During 2013, the Company’s Board of Directors approved the 2013 LTIP pursuant to the 2011 Equity and Incentive Plan. The 2013 LTIP provides for a target award of 135,332 performance share units, which are equivalent to shares of common stock. The 2013 LTIP will use a long-term performance period of three years and measure the Company’s relative TSR and growth in revenues to determine the amount of performance shares earned at the end of the performance period, which is December 31, 2015. Half of the target amount of performance shares is earned by an executive officer if the Company’s TSR is at the 50th percentile of the compensation peer group’s performance as measured over the long-term performance period. If the Company’s relative TSR performance exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero at or below the 30th percentile level or increased to a maximum level of 200 percent at or above the 90th percentile level. The other half of the target amount of performance shares is earned if the Company’s revenue growth over the long-term performance period is 60 percent. If its revenue growth exceeds or falls below this target level, half of the target amount of performance shares earned by an executive officer is calculated such that it is reduced to zero for revenue growth at or below 45 percent or increased to a maximum level of 200 percent for revenue growth at or above 75 percent. There are incremental adjustments for the calculation of earned performance shares between these minimum and maximum levels of performance.

(See Note 17, “Stock-Based Compensation” for compensation expense related to LTIP awards.)

Supplemental Executive Retirement Plan

The Company has a supplemental, unfunded, nonqualified retirement plan, which generally vests over five-year periods beginning in 2003, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. All employees in the plan are fully vested. In connection with the plan, it has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts established as part of the plan to implement and carry out its provisions and to finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The values of the assets held in trust totaled $14.4 million and $15.7 million at March 31, 2015 and December 31, 2014, respectively, and were included in “Other” assets within the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table provides the costs recognized and benefits paid for the Company’s supplemental, unfunded, nonqualified retirement plan during the three-month periods presented:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2015	2014
Interest costs	$186	$121
Amortization of unrecognized actuarial loss	110	8
Total costs	$296	$129
Benefits paid	$1,477	$90

The Company recognized investment gains on the cash surrender value of the insurance contracts of $192,000 and $135,000, for the three-month periods ended March 31, 2015 and 2014, respectively. The $14.8 million and $16.1 million projected benefit obligations at March 31, 2015 and December 31, 2014, respectively, were equal to the liabilities included in “Accrued and other liabilities” within the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 1.3 percent and 2.0 percent for the three-month periods ended March 31, 2015 and 2014, respectively.

The expected future payouts for the Company’s supplemental executive retirement plan as of March 31, 2015, are as follows: 2016–$90,000; 2017–$5.6 million; 2018–$4.6 million; 2019–$1.5 million; 2020–$90,000; and 2021 through 2025–$4.6 million.

Note 17.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have a maximum term of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments and those granted to senior executives generally vest in one installment at the end of a three-year performance period. At March 31, 2015 and December 31, 2014, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,496,458 and 3,515,345, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. New non-employee directors will receive a pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 117,830 stock awards available for future grant in accordance with the Director Plan at March 31, 2015 and December 31, 2014. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have a maximum term of ten years.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The Company recorded stock-based compensation expense that totaled $6.9 million and $5.6 million for the three months ended March 31, 2015 and 2014, respectively. Stock-based compensation expenses have been allocated to the Company’s segments and included in “Selling, general and administrative” and “Financial services” expenses within the Consolidated Statements of Earnings.

ASC No. 718 (“ASC 718”), “Compensation—Stock Compensation,” requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation costs recognized for exercised stock options (“excess tax benefits”) to be classified as financing cash flows. For the three-month period ended March 31, 2015, $1.8 million in excess tax benefits was recognized, compared to no excess tax benefits recognized for the three-month period ended March 31, 2014.

A summary of stock option activity in accordance with the Company’s equity incentive plans as of March 31, 2015 and 2014, and changes for the three-month periods then ended, follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
		EXERCISE	CONTRACTUAL	VALUE
	SHARES	PRICE	LIFE (in years)	(in thousands)
Options outstanding at January 1, 2014	2,326,201	$27.02	2.3
Exercised	(489,402)	30.32
Forfeited	(13,473)	22.07
Options outstanding at March 31, 2014	1,823,326	$26.17	2.6	$32,057
Available for future grant	3,344,945
Total shares reserved at March 31, 2014	5,168,271
Options exercisable at March 31, 2014	1,591,330	$27.23	2.3	$27,184
Options outstanding at January 1, 2015	1,385,497	$23.30	2.2
Exercised	(384,999)	20.98
Forfeited	(16,667)	18.22
Options outstanding at March 31, 2015	983,831	$24.30	2.4	$26,852
Available for future grant	3,496,458
Total shares reserved at March 31, 2015	4,480,289
Options exercisable at March 31, 2015	973,831	$24.28	2.4	$26,629

Stock-based compensation expense related to employee stock options totaled $201,000 and $704,000 for the three months ended March 31, 2015 and 2014, respectively.

The intrinsic values of stock options exercised during the three-month periods ended March 31, 2015 and 2014, totaled $7.9 million and $6.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards and LTIP awards to senior executives totaled $6.4 million and $4.7 million for the three months ended March 31, 2015 and 2014, respectively. (See Note 16, “Long-Term Incentive and Supplemental Executive Retirement Plans,” for details on the LTIP.)

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

The following table summarizes activity that relates to the Company’s restricted stock unit awards:

	2015	2014
Restricted stock units at January 1	368,084	539,106
Shares awarded	170,994	131,597
Shares vested	(231,969)	(298,791)
Shares forfeited	(11,082)	(2,428)
Restricted stock units at March 31	296,027	369,484

At March 31, 2015, the Company’s outstanding restricted stock units are expected to vest as follows: 2015—17,526; 2016—131,675; 2017—92,556; and 2018—54,270.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $247,000 for the three-month periods ended March 31, 2015 and 2014.

Note 18.  Commitments and Contingencies

Commitments

In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At March 31, 2015 and December 31, 2014, it had cash deposits and letters of credit outstanding that totaled $74.3 million and $72.8 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $781.7 million and $847.1 million, respectively. At March 31, 2015 and December 31, 2014, the Company had $1.4 million in commitments with respect to option contracts having specific performance provisions.

In the normal course of business and pursuant to its risk-management policy, the Company enters, as an end user, into derivative instruments, including forward-delivery contracts for loans; options on forward-delivery contracts; and options on futures contracts, to minimize the impact of movement in market interest rates on IRLCs. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The market risk assumed while holding the hedging contracts generally mitigates the market risk associated with IRLCs. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where the Company is in a net unrealized gain position. It manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits. IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement and expose the Company to market risk should mortgage rates increase. IRLCs had interest rates generally ranging from 3.4 percent to 4.8 percent at March 31, 2015 and December 31, 2014. The Company had outstanding IRLCs with notional amounts that totaled $231.9 million and $148.0 million at March 31, 2015 and December 31, 2014, respectively. Hedging instruments, including forward-delivery contracts, are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Contingencies

As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds or letters of credit in support of its contractual obligations. At March 31, 2015, performance bonds totaled $194.5 million, while performance-related cash deposits and letters of credit totaled $84.2 million. At December 31, 2014, performance bonds totaled $189.4 million, while performance-related cash deposits and letters of credit totaled $87.3 million. In the event that any such bonds or letters of credit are called, the Company

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

would be required to reimburse the issuer; it does not, however, believe that any currently outstanding bonds or letters of credit will be called.

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

The following table summarizes the composition of the Company’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	THREE MONTHS
	ENDED MARCH 31,	TWELVE MONTHS ENDED DECEMBER 31,
	2015	2014	2013	2012	2011	2010
Prime	68.1%	67.6%	57.2%	48.6%	42.2%	34.9%
Government (FHA/VA/USDA)	31.9	32.4	42.8	51.4	57.8	65.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	729	732	733	731	726	723
Average combined loan-to-value ratio	87.8%	87.8%	89.8%	90.1%	90.3%	90.8%

The Company’s mortgage operations have established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses related to the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, the Company accrued $1.4 million for these types of claims as of March 31, 2015 and December 31, 2014, but it may have additional exposure. Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves and related legal reserves were included in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” expense within the Consolidated Statements of Earnings.

The following table displays the changes in the Company’s mortgage loan loss reserves and related legal reserves during the three-month periods presented:

(in thousands)	2015	2014
Balance at January 1	$1,397	$11,472
Provision for losses	122	94
Settlements made	(164)	(231)
Balance at March 31	$1,355	$11,335

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

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

The following table summarizes the changes in the Company’s product liability reserves during the three-month periods presented:

(in thousands)	2015	2014
Balance at January 1	$25,556	$23,139
Warranties issued	1,199	1,801
Changes in liability for accruals related to pre-existing warranties	(210)	(45)
Settlements made	(2,615)	(1,784)
Balance at March 31	$23,930	$23,111

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. At March 31, 2015 and December 31, 2014, RHIC had $11.8 million and $12.5 million, respectively, in insurance reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon industry trends and the Company’s actuarial projections of historical loss development.

The following table displays changes in RHIC’s insurance reserves during the three-month periods presented:

(in thousands)	2015	2014
Balance at January 1	$12,521	$13,857
Insurance expense provisions or adjustments	-	1,900
Loss expenses paid	(764)	(665)
Balance at March 31	$11,757	$15,092

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

In view of the inherent unpredictability of outcomes in legal matters, particularly where (a) damages sought are speculative, unspecified or indeterminate; (b) proceedings are in the early stages or impacted significantly by future legal determinations or judicial decisions; (c) matters involve unsettled questions of law, multiple parties, or complex facts and circumstances; or (d) insured risk transfer or coverage is undetermined, there is considerable uncertainty surrounding the timing or resolution of these matters, including a possible eventual loss. Given this inherent unpredictability, actual future litigation costs could differ from the Company’s current estimates. At the same time, the Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. In accordance with ASC No. 450 (“ASC 450”), “Contingencies,” the Company accrues amounts for legal matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may occasionally need to adjust the accruals to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with ASC 450, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. For matters as to which the Company believes a loss is probable and reasonably estimable,

Notes to Consolidated Financial Statements (Unaudited) The Ryland Group, Inc. and Subsidiaries

it had legal reserves of $6.1 million and $5.7 million at March 31, 2015 and December 31, 2014, respectively. (See “Part II, Item 1, Legal Proceedings.”) It currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $1.3 million in the aggregate.

Note 19.  New Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03 (“ASU 2015-03”), “Interest—Imputation of Interest (Subtopic 835-30).” The amendments in ASU 2015-03 simplify the presentation of debt issuance costs by requiring them to be presented as a deduction from the corresponding debt liability. Recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for the Company for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods. Early adoption is permitted. Once adopted, the Company will apply the new guidance retrospectively to all prior periods presented in the financial statements. Upon transition, it is required to comply with applicable disclosures for a change in accounting principle. These disclosures include the nature of and reason for the change in accounting principle; the transition method; a description of prior-period information that has been retrospectively adjusted; and the effect of the change on financial statement line items. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that its adoption will have a material impact on its consolidated financial statements.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that its adoption will have a material impact on its consolidated financial statements.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 provide guidance on revenue recognition and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than is required under the current guidance. These judgments may include identifying performance obligations in the contract; estimating the amount of variable consideration to be included in the transaction price; and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that its adoption will have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 20.  Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under its $300.0 million unsecured revolving credit facility; 8.4 percent senior notes due May 2017; 1.6 percent convertible senior notes due May 2018; 0.25 percent convertible senior notes due June 2019; 6.6 percent senior notes due May 2020; and 5.4 percent senior notes due October 2022 are guaranteed on a joint and several basis by substantially all of its direct and indirect wholly owned homebuilding subsidiaries. Such guarantees are full and unconditional. In lieu of providing separate financial statements for the Guarantor Subsidiaries, the accompanying condensed consolidating financial statements have been included. Management does not believe that separate financial statements for the Guarantor Subsidiaries are material to investors and are, therefore, not presented.

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

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED MARCH 31, 2015
			NON-
		GUARANTOR	GUARANTOR		CONSOLIDATING		CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES		ELIMINATIONS		TOTAL
REVENUES	$268,582	$248,000	$12,400		$(11,583	) $	517,399
EXPENSES	250,348	230,696	7,334		(11,583)		476,795
OTHER INCOME	426	255	56		-		737
Income from operations before taxes	18,660	17,559	5,122		-		41,341
Tax expense	6,718	6,322	1,844		-		14,884
Equity in net earnings of subsidiaries	14,515	-	-		(14,515)		-
NET INCOME	$26,457	$11,237	$3,278		$(14,515	) $	26,457

	THREE MONTHS ENDED MARCH 31, 2014
REVENUES	$250,407	$240,234	$8,198		$(9,156	) $	489,683
EXPENSES	228,870	223,079	9,609		(9,156)		452,402
OTHER INCOME	695	194	-		-		889
Income (loss) from operations before taxes	22,232	17,349	(1,411)		-		38,170
Tax expense (benefit)	8,528	6,656	(541)		-		14,643
Equity in net earnings of subsidiaries	9,823	-	-		(9,823)		-
NET INCOME (LOSS)	$23,527	$10,693	$(870	) $	(9,823	) $	23,527

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED MARCH 31, 2015
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Net income	$26,457	$11,237	$3,278	$(14,515)	$26,457
Other comprehensive income, net:
Amortization of actuarial loss on defined benefit pension plan, net	47	16	5	-	68
Unrealized loss on marketable securities, available-for-sale, net	(19)	-	-	-	(19)
Other comprehensive income, net	28	16	5	-	49
Comprehensive income	$26,485	$11,253	$3,283	$(14,515)	$26,506

	THREE MONTHS ENDED MARCH 31, 2014
Net income (loss)	$23,527	$10,693	$(870)	$(9,823)	$23,527
Other comprehensive income, net:
Amortization of actuarial loss on defined benefit pension plan, net	5	-	-	-	5
Unrealized gain on marketable securities, available-for-sale, net	188	-	-	-	188
Other comprehensive income, net	193	-	-	-	193
Comprehensive income (loss)	$23,720	$10,693	$(870)	$(9,823)	$23,720

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	MARCH 31, 2015
			NON-
		GUARANTOR	GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
ASSETS
Cash and cash equivalents	$21,442	$298,456	$10,540	$-	$330,438
Marketable securities and restricted cash	27,958	-	19,034	-	46,992
Consolidated inventory owned	1,187,057	911,843	-	-	2,098,900
Consolidated inventory not owned	16,511	-	14,227	-	30,738
Total housing inventories	1,203,568	911,843	14,227	-	2,129,638
Investment in subsidiaries	450,671	-	-	(450,671)	-
Intercompany receivables	747,309	-	-	(747,309)	-
Other assets	206,014	65,306	99,743	-	371,063
TOTAL ASSETS	2,656,962	1,275,605	143,544	(1,197,980)	2,878,131

LIABILITIES
Accounts payable and other accrued liabilities	238,034	107,144	19,096	-	364,274
Financial services credit facilities	-	-	80,702	-	80,702
Debt	1,294,259	-	-	-	1,294,259
Intercompany payables	-	747,033	276	(747,309)	-
TOTAL LIABILITIES	1,532,293	854,177	100,074	(747,309)	1,739,235
EQUITY
STOCKHOLDERS’ EQUITY	1,124,669	421,428	29,243	(450,671)	1,124,669
NONCONTROLLING INTEREST	-	-	14,227	-	14,227
TOTAL LIABILITIES AND EQUITY	$2,656,962	$1,275,605	$143,544	$(1,197,980)	$2,878,131

	DECEMBER 31, 2014
ASSETS
Cash and cash equivalents	$29,993	$480,239	$10,963	$-	$521,195
Marketable securities and restricted cash	33,611	-	19,954	-	53,565
Consolidated inventory owned	1,116,024	898,988	-	-	2,015,012
Consolidated inventory not owned	16,381	-	14,430	-	30,811
Total housing inventories	1,132,405	898,988	14,430	-	2,045,823
Investment in subsidiaries	439,627	-	-	(439,627)	-
Intercompany receivables	915,926	-	-	(915,926)	-
Other assets	208,842	59,171	163,493	-	431,506
TOTAL ASSETS	2,760,404	1,438,398	208,840	(1,355,553)	3,052,089

LIABILITIES
Accounts payable and other accrued liabilities	272,752	125,333	22,533	-	420,618
Financial services credit facility	-	-	129,389	-	129,389
Debt	1,403,079	-	-	-	1,403,079
Intercompany payables	-	902,874	13,052	(915,926)	-
TOTAL LIABILITIES	1,675,831	1,028,207	164,974	(915,926)	1,953,086
EQUITY
STOCKHOLDERS’ EQUITY	1,084,573	410,191	29,436	(439,627)	1,084,573
NONCONTROLLING INTEREST	-	-	14,430	-	14,430
TOTAL LIABILITIES AND EQUITY	$2,760,404	$1,438,398	$208,840	$(1,355,553)	$3,052,089

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2015
		GUARANTOR	NON-GUARANTOR	CONSOLIDATING	CONSOLIDATED
(in thousands)	TRG, INC.	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,457	$11,237	$3,278	$(14,515)	$26,457
Adjustments to reconcile net income to net cash (used for) provided by operating activities	10,022	1,943	117	-	12,082
Changes in assets and liabilities	(99,318)	(35,525)	56,798	14,515	(63,530)
Other operating activities, net	(2,352)	-	-	-	(2,352)
Net cash (used for) provided by operating activities	(65,191)	(22,345)	60,193	-	(27,343)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	62	-	-	-	62
Additions to property, plant and equipment	(4,257)	(3,308)	(4)	-	(7,569)
Purchases of marketable securities, available-for-sale	-	-	(275)	-	(275)
Proceeds from sales and maturities of marketable securities, available-for-sale	-	-	350	-	350
Net cash (used for) provided by investing activities	(4,195)	(3,308)	71	-	(7,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(126,481)	-	-	-	(126,481)
Decrease in borrowings against financial services revolving credit facilites, net	-	-	(48,687)	-	(48,687)
Common stock dividends and stock-based compensation	13,348	-	-	-	13,348
Decrease in restricted cash	5,816	-	845	-	6,661
Intercompany balances	168,618	(155,842)	(12,776)	-	-
Other financing activities, net	(466)	(288)	(69)	-	(823)
Net cash provided by (used for) financing activities	60,835	(156,130)	(60,687)	-	(155,982)
Net decrease in cash and cash equivalents	(8,551)	(181,783)	(423)	-	(190,757)
Cash and cash equivalents at beginning of period	29,993	480,239	10,963	-	521,195
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,442	$298,456	$10,540	$-	$330,438

	THREE MONTHS ENDED MARCH 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$23,527	$10,693	$(870)	$(9,823)	$23,527
Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by operating activities	8,710	2,157	102	-	10,969
Changes in assets and liabilities	(104,617)	(36,059)	71,820	9,823	(59,033)
Other operating activities, net	(326)	-	-	-	(326)
Net cash (used for) provided by operating activities from continuing operations	(72,706)	(23,209)	71,052	-	(24,863)
CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated joint ventures, net	(31)	-	-	-	(31)
Additions to property, plant and equipment	(3,596)	(1,104)	(4)	-	(4,704)
Purchases of marketable securities, available-for-sale	(118,544)	-	(800)	-	(119,344)
Proceeds from sales and maturities of marketable securities, available-for-sale	168,212	-	1,275	-	169,487
Net cash provided by (used for) investing activities from continuing operations	46,041	(1,104)	471	-	45,408
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in borrowings against financial services revolving credit facilities, net	-	-	(13,965)	-	(13,965)
Common stock dividends and stock-based compensation	19,899	-	-	-	19,899
Decrease (increase) in restricted cash	5,126	-	(345)	-	4,781
Intercompany balances	1,858	55,086	(56,944)	-	-
Other financing activities, net	(7)	-	(86)	-	(93)
Net cash provided by (used for) financing activities from continuing operations	26,876	55,086	(71,340)	-	10,622
Net increase in cash and cash equivalents from continuing operations	211	30,773	183	-	31,167
Cash flows from operating activities—discontinued operations	-	(27)	-	-	(27)
Cash and cash equivalents at beginning of period	25,521	193,383	9,109	-	228,013
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,732	$224,129	$9,292	$-	$259,153

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Note 21.  Subsequent Event

No event has occurred subsequent to March 31, 2015, that has required recognition or disclosure in the Company’s financial statements.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six reportable segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title and escrow services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues for the quarter ended March 31, 2015. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

The Company’s results for the first quarter of 2015 are reflective of the macroeconomic trends noted throughout 2014 and into 2015, including steady job growth; continued progression of consumer confidence; slow improvement in mortgage credit availability; and affordable home prices. During the first quarter of 2015, the Company experienced year-over-year improvement in net earnings; sales; homebuilding revenues; and selling, general and administrative expense as a percentage of revenue. Furthermore, a backlog dollar value of $1.2 billion as of March 31, 2015, represents an 11.5 percent increase from the same period in 2014 and provides for a solid start to 2015. Despite recent regulatory changes that have contributed to mortgage credit availability, obtaining financing continues to be a challenge for homebuyers. Additionally, relatively stagnant wage growth, a slowing population growth rate and elevated levels of student debt payments for first-time homebuyers continue to weigh on the homebuilding industry.

Although home prices may not increase at the rates seen during 2013 and 2014, stable economic growth indicators and the Company’s significant investments in land and land development over the last several years should position it to grow community count at favorable levels and to capitalize on demand driven from production deficits in prior years. Homeownership rates remain at historically low levels, and the Company believes that a slow relaxation of the underwriting environment, coupled with a shift in buyer perception of mortgage availability, may drive more attractive sales absorption rates. The Company continues to maintain a geographically diverse footprint in order to manage risk and believes that it is well positioned to take advantage of favorable trends and opportunities in all of its markets. Furthermore, continued strategic investment in its existing markets should facilitate additional market penetration and create a platform for future growth. Generating revenue growth, along with maintaining strong operating margins and remaining structurally lean in order to sustain leverage, continue to be the Company’s primary focus. Net income totaled $26.5 million, or $0.47 per diluted share, for the quarter ended March 31, 2015, compared to $23.5 million, or $0.42 per diluted share, for the same period in 2014. The number of active communities rose 14.5 percent to 340 active communities at March 31, 2015, from 297 active communities at March 31, 2014. Investments in new communities increased consolidated inventory owned by $84.0 million, or 4.1 percent, at March 31, 2015, compared to December 31, 2014.

The Company’s consolidated revenues rose 5.7 percent to $517.4 million for the first quarter of 2015, from $489.7 million for the same period in 2014. This increase was primarily attributable to a 4.9 percent rise in average closing price, which provided a $20.9 million rise in housing revenue; a $4.2 million improvement in financial services revenue; and a $2.6 million increase in land sale revenue. The increase in average closing price was primarily due to a change in both the product and in the geographic mix of homes delivered. Revenues for the homebuilding and financial services segments totaled $505.0 million and $12.4 million for the quarter ended March 31, 2015, compared to $481.5 million and $8.2 million for the quarter ended March 31, 2014, respectively.

New orders rose 9.3 percent to 2,389 units for the first quarter of 2015 from 2,186 units for the first quarter of 2014 primarily due to an increase in the number of active communities, partially offset by lower sales absorption rates.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

New order dollars increased 11.5 percent for the quarter ended March 31, 2015, compared to 2014. The Company’s average monthly sales absorption rate was 2.3 homes per community for the quarter ended March 31, 2015, versus 2.5 homes per community for the same period in 2014. The Company’s average monthly sales absorption rate is calculated as the net new orders in the period divided by the average number of active communities during the period divided by the number of months in that period.

Housing gross profit margin was 19.7 percent of revenues for the quarter ended March 31, 2015, compared to 21.1 percent for the same period in 2014. The decrease in gross profit margin was primarily driven by the relative mix of closings within the Company’s markets during the first quarter of 2015, compared to the same period in the prior year.

Selling, general and administrative expense totaled 12.7 percent of homebuilding revenues for the quarter ended March 31, 2015, compared to 13.0 percent for the same period in 2014. This decrease was primarily attributable to improved leverage that resulted from increased revenues.

The financial services segment reported pretax earnings of $5.1 million for the quarter ended March 31, 2015, compared to a pretax loss of $1.4 million in 2014. The increase in pretax earnings for 2015, compared to 2014, was primarily attributable to higher locked loan and origination volumes, as well as to a reduction in financial services expense that related to a change in the estimate of ultimate insurance loss liability in the prior year.

The Company maintained a strong balance sheet, ending the first quarter of 2015 with $377.4 million in cash, cash equivalents and marketable securities after settling its $126.5 million of 5.4 percent senior notes during the quarter. As of March 31, 2015, the Company’s earliest senior debt maturity is in 2017. Its net debt-to-capital ratio, including marketable securities, was 44.9 percent at March 31, 2015, compared to 43.3 percent at December 31, 2014.

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

Homebuilding Overview

The Company’s homes are built on-site and marketed in four major geographic regions, or reporting segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at March 31, 2015:

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
	MARCH 31,
(in thousands, except units)	2015	2014
REVENUES
Housing	$501,569	$480,641
Land and other	3,430	844
TOTAL REVENUES	504,999	481,485

EXPENSES
Cost of sales
Housing	402,578	379,312
Land and other	2,713	687
Total cost of sales	405,291	379,999
Selling, general and administrative	55,610	55,260
TOTAL EXPENSES	460,901	435,259

PRETAX EARNINGS	$44,098	$46,226
Closings (units)	1,463	1,470
Housing gross profit margin	19.7%	21.1%

Three months ended March 31, 2015, compared to three months ended March 31, 2014

The homebuilding segments reported pretax earnings of $44.1 million for the first quarter of 2015, compared to pretax earnings of $46.2 million for the same period in 2014. This decline in homebuilding pretax earnings was primarily due to lower housing gross profit margin, partially offset by an increase in homebuilding revenues and a reduction in selling, general and administrative expense as a percentage of homebuilding revenues.

Homebuilding revenues increased 4.9 percent to $505.0 million for the first quarter of 2015 from $481.5 million for the same period in 2014 due to a rise in average closing price. The increase in average closing price was due to changes in both the product and in the geographic mix of homes delivered during the first quarter of 2015, versus the same period in 2014. The Company’s closings were flat for the quarter ended March 31, 2015, compared to March 31, 2014.

In order to manage its risk from land investments and monetize certain land positions, the Company executed several land and lot sales during the quarter. Homebuilding revenues for the first quarter of 2015 included $3.4 million from land sales, which resulted in pretax earnings of $717,000, compared to homebuilding revenues for the first quarter of 2014 that included $844,000 from land sales, which resulted in pretax earnings of $157,000. Gross profit margin from land sales was 20.9 percent for the three months ended March 31, 2015, compared to 18.6 percent for the same period in 2014. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Housing gross profit margin for the first quarter of 2015 was 19.7 percent, compared to 21.1 percent for the same period in 2014. The decrease in gross profit margin was primarily driven by the relative mix of closings within the Company’s markets during the first quarter of 2015, compared to the same period in the prior year.

For the quarters ended March 31, 2015 and 2014, the Company capitalized all interest incurred, resulting in no interest expense. Interest incurred principally to finance land acquisitions, land development and home construction totaled $16.1 million and $17.1 million for the three months ended March 31, 2015 and 2014,

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

respectively. This decrease in interest incurred was due to the settlement of the Company’s 5.4 percent senior notes in January 2015. (See Note 13, “Debt and Credit Facilities.”)

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; and cash deposits related to consolidated inventory not owned, rose 4.1 percent to $2.1 billion at March 31, 2015, from $2.0 billion at December 31, 2014. Homes under construction increased 7.8 percent to $824.5 million at March 31, 2015, from $764.9 million at December 31, 2014. Land under development and improved lots totaled $1.3 billion at March 31, 2015 and December 31, 2014. The Company had 477 model homes with inventory values totaling $136.5 million at March 31, 2015, compared to 449 model homes with inventory values totaling $132.3 million at December 31, 2014. In addition, it had 881 started and unsold homes with inventory values totaling $187.3 million at March 31, 2015, compared to 1,024 started and unsold homes with inventory values totaling $252.4 million at December 31, 2014.

The following table provides certain information with respect to the Company’s number of residential communities and lots controlled at March 31, 2015:

	COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS
	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	100	57	10	1	168	14,306
Southeast	95	68	8	6	177	12,188
Texas	90	36	-	2	128	6,943
West	55	35	-	-	90	6,360
Total	340	196	18	9	563	39,797

1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects on hold for future home sales. At March 31, 2015, of the 9 communities that were held-for-sale, 7 communities had fewer than 20 lots remaining.

Favorable affordability levels and slowly improving economic conditions in most housing submarkets have allowed the Company to focus on growing its number of active communities and on increasing its profitability, all while balancing those two objectives with cash preservation. During the quarter ended March 31, 2015, it secured 2,505 owned or optioned lots, opened 30 communities and closed 41 communities. The Company ended the quarter with 14.5 percent more active communities at March 31, 2015, compared to March 31, 2014. The number of lots controlled totaled 39,180 lots at March 31, 2015, compared to 38,973 lots at December 31, 2014. Optioned lots, as a percentage of total lots controlled, were 33.9 percent and 35.1 percent at March 31, 2015 and December 31, 2014, respectively. In addition, 617 lots and 623 lots were controlled by the Company under joint venture agreements at March 31, 2015 and December 31, 2014, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides a summary of results for the Company’s homebuilding segments for the three-month periods ended March 31, 2015 and 2014:

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
		MARCH 31,
(in thousands)	2015	2014
NORTH
Revenues	$135,654	$133,564
Expenses
Cost of sales	108,767	107,400
Selling, general and administrative	15,348	15,370
Total expenses	124,115	122,770
Pretax earnings	$11,539	$10,794
Housing gross profit margin	19.8%	19.6%
SOUTHEAST
Revenues	$136,549	$126,667
Expenses
Cost of sales	108,885	97,034
Selling, general and administrative	15,021	14,776
Total expenses	123,906	111,810
Pretax earnings	$12,643	$14,857
Housing gross profit margin	20.3%	23.4%
TEXAS
Revenues	$115,448	$111,151
Expenses
Cost of sales	95,489	89,642
Selling, general and administrative	13,230	13,662
Total expenses	108,719	103,304
Pretax earnings	$6,729	$7,847
Housing gross profit margin	17.3%	19.4%
WEST
Revenues	$117,348	$110,103
Expenses
Cost of sales	92,150	85,923
Selling, general and administrative	12,011	11,452
Total expenses	104,161	97,375
Pretax earnings	$13,187	$12,728
Housing gross profit margin	21.4%	22.0%
TOTAL
Revenues	$504,999	$481,485
Expenses
Cost of sales	405,291	379,999
Selling, general and administrative	55,610	55,260
Total expenses	460,901	435,259
Pretax earnings	$44,098	$46,226
Housing gross profit margin	19.7%	21.1%

Three months ended March 31, 2015, compared to three months ended March 31, 2014

North—Homebuilding revenues increased 1.6 percent to $135.7 million in 2015 from $133.6 million in 2014 primarily due to a 2.2 percent rise in average closing price, partially offset by a 0.5 percent decrease in the number of homes delivered. The increase in average closing price was primarily attributable to a change in geographic and product mix, with the largest contributions coming from the Twin Cities and Washington, D.C., markets, partially offset by lower average closing prices in the Baltimore and Indianapolis markets. The number of homes delivered remained flat largely due to a decline in closings in the Baltimore and Chicago markets, which offset increases in the Indianapolis and Washington, D.C., markets. Gross profit margin on home sales was 19.8 percent

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

in 2015, compared to 19.6 percent in 2014. Housing gross profit margin for 2015 included a reduction in the fair value of acquisition-related contingent liabilities that resulted in a 1.2 percent benefit. As a result, the North region generated pretax earnings of $11.5 million in 2015, compared to pretax earnings of $10.8 million in 2014.

Southeast—Homebuilding revenues increased 7.8 percent to $136.5 million in 2015 from $126.7 million in 2014 primarily due to a 12.7 percent rise in average closing price, partially offset by a 4.3 percent decline in the number of homes delivered. Average closing price increased in all markets, except for a slight decrease in the Charleston market, with the largest contributions coming from the Atlanta and Orlando markets, which was primarily due to the opening of new higher priced communities. The decline in the number of homes delivered was most impacted by the Orlando and Charleston markets. Gross profit margin on home sales was 20.3 percent in 2015, compared to 23.4 percent in 2014, which resulted from the relative mix of closings within the segment’s markets. As a result, the Southeast region generated pretax earnings of $12.6 million in 2015, compared to pretax earnings of $14.9 million in 2014.

Texas—Homebuilding revenues increased 3.9 percent to $115.4 million in 2015 from $111.2 million in 2014 primarily due to a 6.6 percent rise in average closing price, partially offset by a 4.8 percent decrease in the number of homes delivered. The increase in average closing price was broad-based across all markets. The decrease in the number of homes delivered was primarily attributable to the Dallas and Houston markets. Gross profit margin on home sales was 17.3 percent in 2015, compared to 19.4 percent in 2014, which resulted from the relative mix of closings within the segment’s markets. As a result, the Texas region generated pretax earnings of $6.7 million in 2015, compared to pretax earnings of $7.8 million in 2014.

West—Homebuilding revenues increased 6.6 percent to $117.3 million in 2015 from $110.1 million in 2014 primarily due to a 12.4 percent rise in the number of homes delivered, partially offset by a 5.2 percent decrease in average closing price. The Denver and Phoenix markets were the largest contributors to the increase in the number of homes delivered. The reduction in average closing price was primarily due to a shift in product mix to lower priced communities in the Phoenix and Las Vegas markets. Gross profit margin on home sales was 21.4 percent in 2015, compared to 22.0 percent in 2014. As a result, the West region generated pretax earnings of $13.2 million in 2015, compared to pretax earnings of $12.7 million in 2014.

New Orders

Historically, new order activity is higher in the spring and summer months. As a result, the Company typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of its fiscal year. Historical results, however, are not necessarily indicative of current or future homebuilding activities.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s new orders (units and aggregate sales values) for the three-month periods ended March 31, 2015 and 2014:

	2015	2014	% CHG
UNITS
North	707	610	15.9%
Southeast	690	635	8.7
Texas	475	507	(6.3)
West	517	434	19.1
Total	2,389	2,186	9.3%

DOLLARS (in millions)
North	$226	$190	18.6%
Southeast	215	192	12.5
Texas	161	165	(2.6)
West	211	182	15.9
Total	$813	$729	11.5%

New orders increased 9.3 percent to 2,389 units for the first quarter of 2015 from 2,186 units for the same period in 2014, and new order dollars rose 11.5 percent for the first quarter of 2015, compared to the same period in 2014. The overall increase in new orders was primarily due to a 14.5 percent rise in active communities, partially offset by lower sales absorption rates. The Company’s average monthly sales absorption rate was 2.3 homes per community for the first quarter of 2015, versus 2.5 homes per community for the same period in 2014. New orders for the first quarter of 2015 increased 15.9 percent in the North, compared to the same period in 2014, primarily due to an increase in the number of active communities as the sales absorption rate remained flat. New orders for the first quarter of 2015 rose 8.7 percent and 19.1 percent in the Southeast and West, respectively, compared to the same period in 2014, primarily due an increase in the number of active communities, partially offset by a decline in sales absorption rates. New orders for the first quarter of 2015 declined 6.3 percent in Texas, compared to the same period in 2014, primarily due to a decrease in the sales absorption rate, partially offset by an increase in the number of active communities.

The following table provides the number of the Company’s active communities at March 31, 2015 and 2014:

	2015	2014	% CHG
North	100	93	7.5%
Southeast	95	89	6.7
Texas	90	76	18.4
West	55	39	41.0
Total	340	297	14.5%

The following table provides the Company’s cancellation rates, which are defined as cancelled orders divided by gross new orders, for the three-month periods ended March 31, 2015 and 2014:

	2015	2014	% CHG
North	16.5%	14.1%	2.4%
Southeast	14.8	14.8	-
Texas	15.2	17.2	(2.0)
West	13.5	15.7	(2.2)
Total	15.1%	15.3%	(0.2)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three-month periods ended March 31, 2015 and 2014:

	2015		2014
	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$27	7.7%	$17	5.1%
Southeast	27	7.7	20	6.6
Texas	40	10.5	32	9.2
West	20	4.5	21	4.6
Total	$28	7.6%	$22	6.4%

Closings

The following table provides the Company’s closings and average closing prices for the three-month periods ended March 31, 2015 and 2014:

	2015	2014	% CHG
UNITS
North	422	424	(0.5)%
Southeast	427	446	(4.3)
Texas	334	351	(4.8)
West	280	249	12.4
Total	1,463	1,470	(0.5)%

AVERAGE PRICE (in thousands)
North	$321	$314	2.2%
Southeast	320	284	12.7
Texas	337	316	6.6
West	419	442	(5.2)
Total	$343	$327	4.9%

Outstanding Contracts

Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At March 31, 2015, the Company had outstanding contracts for 3,543 units, representing a 35.4 percent increase from 2,617 units at December 31, 2014, and a 6.0 percent rise from 3,342 units at March 31, 2014. The Company’s $1.2 billion value of outstanding contracts at March 31, 2015, represented an 11.5 percent increase from the $1.1 billion value of outstanding contracts at March 31, 2014.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at March 31, 2015 and 2014:

			2015			2014
			AVERAGE			AVERAGE
		DOLLARS	PRICE		DOLLARS	PRICE
	UNITS	(in millions)	(in thousands)	UNITS	(in millions)	(in thousands)
North	1,082	$347	$321	1,018	$324	$318
Southeast	1,046	344	329	991	298	301
Texas	693	242	348	770	252	328
West	722	298	413	563	230	407
Total	3,543	$1,231	$347	3,342	$1,104	$330

Impairments

As required by ASC 360, inventory is reviewed for potential impairments on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. (See Note 9, “Housing Inventories.”) There were no inventory valuation adjustments for the quarters ended March 31, 2015 or 2014. The Company periodically writes off preacquisition feasibility costs and earnest money deposits related to land and lot option purchase contracts that it no longer plans to pursue. The Company wrote off $413,000 and $618,000 in preacquisition feasibility costs and earnest money deposits during the first quarters ended of 2015 and 2014, respectively. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional preacquisition feasibility costs and earnest money deposits in future periods.

Financial Services

The Company’s financial services segment provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers, which, in turn, helps the Company monitor its backlog and closing process. RMC’s mortgage origination operations consist primarily of mortgage loans originated in connection with sales of the Company’s homes. The mortgage capture rate represents the percentage of homes closed and available to capture by the Company that were financed with mortgage loans obtained by RMC. Substantially all of the loans the Company originates are sold to third-party investors within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party investor then services and manages the loans. The fair values of the Company’s mortgage loans held-for-sale totaled $86.7 million and $153.4 million at March 31, 2015 and December 31, 2014, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED
		MARCH 31,
(in thousands, except units)	2015	2014
REVENUES
Income from origination and sale of mortgage loans, net	$9,774	$5,640
Title, escrow and insurance	2,115	1,897
Interest and other	511	661
TOTAL REVENUES	12,400	8,198
EXPENSES	7,334	9,609
OTHER INCOME	56	-
PRETAX EARNINGS (LOSS)	$5,122	$(1,411)
Originations (units)	814	704
Ryland Homes origination capture rate	62.6%	60.2%

Three months ended March 31, 2015, compared to three months ended March 31, 2014

For the three months ended March 31, 2015, the financial services segment reported pretax earnings of $5.1 million, compared to a pretax loss of $1.4 million for the same period in 2014. Revenues for the financial services segment rose 51.3 percent to $12.4 million for the three months ended March 31, 2015, compared to $8.2 million for the same period in 2014. This increase in revenues for the first quarter of 2015, compared to the same period in 2014, was primarily attributable to higher locked loan and origination volumes. A rise in volume levels was the result of a 2.4 percent improvement in capture rate and the gradual introduction of mortgage-related products and services into new markets during 2014. For the three months ended March 31, 2015 and 2014, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 62.6 percent and 60.2 percent, respectively. For the three months ended March 31, 2015, financial services expense decreased by 23.7 percent to $7.3 million from $9.6 million for the same period in 2014. This decline was primarily due to a reduction in financial services expense that related to a change in the estimate of ultimate insurance loss liability in the prior year.

Income Taxes

The Company’s income tax expense for the three months ended March 31, 2015 and 2014, was $14.9 million and $14.6 million, respectively. Its provision for income tax presented an overall effective income tax expense rate of 36.0 percent for the quarter ended March 31, 2015, compared to 38.4 percent for the same period in 2014. The change in the overall effective income tax rate for 2015 from 2014 was primarily due to the tax benefit that resulted from the domestic production activities deduction.

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and NOLs. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses; actual earnings; forecasts of future earnings; the duration of statutory carryforward periods; the Company’s experience with NOL carryforwards not expiring unused; and tax planning alternatives. At March 31, 2015 and December 31, 2014, the Company’s net deferred tax assets totaled $88.3 million and $91.8 million, respectively, with no valuation allowance against its net deferred tax assets.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; borrowings from revolving credit facilities; and borrowings under financial services credit facilities. Under current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from existing communities and by extending debt maturities when market conditions are favorable, as well as by investing in new communities to facilitate continued growth and profitability. As a result of this strategy, the Company opened 30 new communities during the first quarter of 2015; has senior debt and convertible senior debt with various maturities through 2022 (See Note 13, “Debt and Credit Facilities.”); and ended the quarter with $377.4 million in cash, cash equivalents and marketable securities. Additionally, the Company had $228.1 million available under an unsecured revolving credit facility at March 31, 2015.

Consolidated inventory owned by the Company increased 4.1 percent to $2.1 billion at March 31, 2015, compared to $2.0 billion at December 31, 2014. The Company continues to grow at a healthy rate and strives to maintain a projected four- to five-year supply of land. At March 31, 2015, it controlled 39,180 lots, with 25,889 lots owned and 13,291 lots, or 33.9 percent, under option, compared to 38,973 lots controlled at December 31, 2014. The Company also controlled 617 lots and 623 lots under joint venture agreements at March 31, 2015 and December 31, 2014, respectively. (See Note 9, “Housing Inventories” and Note 12, “Investments in Joint Ventures.”)

At March 31, 2015, the Company’s net debt-to-capital ratio, including marketable securities, was 44.9 percent, compared to 43.3 percent at December 31, 2014. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.

During the three months ended March 31, 2015, the Company used $27.3 million of cash for operating activities, which included cash outflows related to $68.6 million from changes in other assets, liabilities and other operating activities and to a $67.4 million increase in inventories, partially offset by cash inflows of $66.7 million from a decrease in mortgage loans held-for-sale; $38.5 million from current period net income; and $3.5 million from a decline in deferred income taxes. It used $7.4 million of cash for investing activities, which included cash outflows of $7.6 million related to an increase in property, plant and equipment, partially offset by cash inflows of $75,000 related to net reductions in investments in marketable securities and $62,000 related to a net return of investments in unconsolidated joint ventures. The Company used $156.0 million for financing activities, which included cash outflows of $126.5 million for retirement of long-term debt; net repayments of $48.7 million against the financial services credit facilities; payments of $1.5 million for common stock dividends; and $823,000 from other financing activities, partially offset by cash inflows of $14.8 million from the issuance of common stock under stock-based compensation and a decrease of $6.7 million in restricted cash. As a result, net cash used during the three months ended March 31, 2015, totaled $190.8 million.

Dividends declared totaled $0.03 per share for the three months ended March 31, 2015 and 2014.

For the quarter ended March 31, 2015, borrowing arrangements for the homebuilding segments included senior notes; convertible senior notes; nonrecourse secured notes payable; and its $300.0 million unsecured revolving credit facility. Senior notes outstanding, net of discount, totaled $1.3 billion and $1.4 billion at March 31, 2015 and December 31, 2014, respectively. (See Note 13, “Debt and Credit Facilities.”)

During 2014, the Company entered into the Credit Facility, which provides for a $300.0 million Revolving Credit Facility, including a $150.0 million Letter of Credit Subfacility and a $25.0 million swing line facility. In addition, the Credit Facility includes an accordion feature pursuant to which the commitments under the Revolving Credit Facility may be increased, from time to time, up to a principal amount not to exceed $450.0 million, subject to the

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

terms and conditions set forth in the agreement. The commitments for the Letter of Credit Subfacility are not to exceed half of the amount of the commitments for the Revolving Credit Facility. The Credit Facility, which matures on November 21, 2018, provides for the commitments to be extended for up to two additional one-year periods, subject to satisfaction of the terms and conditions set forth therein. (See Note 13, “Debt and Credit Facilities.”)

Outstanding borrowings under the Credit Facility will bear interest at a fluctuating rate per annum that is equal to the base rate or the reserve-adjusted LIBOR rate in each case, plus an applicable margin that is determined based on changes in the leverage ratio of the Company and its homebuilding segment subsidiaries. The Company did not have any outstanding borrowings against the Revolving Credit Facility at March 31, 2015 or December 31, 2014. It did have unsecured letters of credit outstanding under its Letter of Credit Subfacility that totaled $71.9 million and $67.7 million at March 31, 2015 and December 31, 2014, respectively. The unused borrowing capacity of the Credit Facility totaled $228.1 million and $232.3 million at March 31, 2015 and December 31, 2014, respectively.

Senior notes; convertible senior notes; credit facilities; and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at March 31, 2015.

To finance its land purchases, the Company may also use nonrecourse secured notes payable. At March 31, 2015 and December 31, 2014, outstanding nonrecourse secured notes payable totaled $23.3 million and $5.8 million, respectively.

The financial services segment uses funds made available under its credit facilities and cash generated internally to finance its operations.

During 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which was subsequently extended in April 2015 to expire in April 2016, and allows for borrowings of $50.0 million to $100.0 million, subject to the terms and conditions set forth in the agreement. This facility is used to fund, and is secured by, mortgages originated by RMCMC that are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At March 31, 2015, RMCMC was in compliance with these covenants. Outstanding borrowings against the credit facility totaled $45.3 million and $48.5 million at March 31, 2015 and December 31, 2014, respectively, with a weighted-average effective interest rate of 3.0 percent at March 31, 2015 and December 31, 2014.

During 2011, RMCMC entered into a $50.0 million repurchase credit facility with JPM, which was subsequently increased to $100.0 million during 2014 and will expire in November 2015. This facility is used to fund, and is secured by, mortgages originated by RMCMC that are pending sale. Under the terms of the facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At March 31, 2015, RMCMC was in compliance with these covenants. Outstanding borrowings against the credit facility totaled $35.4 million and $80.9 million at March 31, 2015 and December 31, 2014, respectively, with a weighted-average effective interest rate of 3.2 percent at March 31, 2015 and December 31, 2014.

The Company did not repurchase any shares of its outstanding common stock during the first quarter of 2015. The Company had existing authorization of $112.6 million from its Board of Directors to purchase 2.3 million

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

additional shares, based on the Company’s stock price at March 31, 2015. Outstanding shares of common stock at March 31, 2015 and December 31, 2014, totaled 46,788,655 and 46,296,045, respectively.

During the first quarter of 2015, the Company filed a shelf registration with the Securities and Exchange Commission. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. The Company filed this registration statement to replace the prior registration statement that expired in January of 2015. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

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

Off—Balance Sheet Arrangements

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At March 31, 2015, the Company had $74.3 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $781.7 million, of which option contracts totaling $1.4 million contained specific performance provisions. At December 31, 2014, the Company had $72.8 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $847.1 million, of which option contracts totaling $1.4 million contained specific performance provisions. The Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $30.7 million and $30.8 million of inventory not owned related to land and lot option purchase contracts at March 31, 2015 and December 31, 2014, respectively. (See Note 11, “Variable Interest Entities (‘VIE’).”)

At March 31, 2015 and December 31, 2014, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $27.6 million and $33.3 million, respectively. Additionally, it had $71.9 million and $67.7 million of unsecured letters of credit under its Credit Facility at March 31, 2015 and December 31, 2014, respectively. The Company had development or performance bonds that totaled $194.5 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements at March 31, 2015, compared to $189.4 million at December 31, 2014. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 20, “Supplemental Guarantor Information.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2015, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Outlook

Although rates of improvement in housing markets can vary, the Company believes that the housing market as a whole may continue to progress due to factors such as rising employment levels; improvements in access to financing; attractive housing affordability levels; and positive demographic trends. The Federal Reserve has shown patience in raising interest rates thus far in 2015, and while future increases to rates may have a tempering effect on overall home sales and prices, the Company believes it could capture potential increases in demand stemming from a stronger macroeconomic environment that is expected to accompany any rate increases. The Company anticipates continued growth in its community count during 2015 and will seek to maintain strong operating profit margins. At March 31, 2015, the Company’s backlog of orders for new homes totaled 3,543 units, with a projected dollar value of $1.2 billion, reflecting a 33.9 percent increase in projected dollar value from $919.0 million at December 31, 2014. The pace at which the Company acquires new land and opens additional communities will depend on market and economic conditions, timing of governmental approval processes and future sales absorption rates. Although the Company’s outlook remains cautiously optimistic, its community count expansion over the last several years, the strength of its balance sheet and liquidity have positioned it to successfully take advantage of any continued advancements in economic trends and in the demand for new homes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2014. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015. Additionally, the Company’s general counsel ensures that its disclosure controls and procedures are effective at the reasonable assurance level. These disclosure controls and procedures are designed such that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, as well as accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management summarized its assessment process and documented its conclusions in the Report of Management, which appears in the Company’s 2014 Annual Report on Form 10-K. The Company’s independent registered public accounting firm summarized its review of management’s assessment of internal control over financial reporting in an attestation report, which also appears within the Company’s 2014 Annual Report on Form 10-K.

At December 31, 2014, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2015, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors during the three months ended March 31, 2015, compared to the risk factors set forth in the Company’s 2014 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During the three-month period ended March 31, 2015, there were no shares repurchased in accordance with this authorization. At March 31, 2015, there were approximately 2.3 million shares available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date.

Item 6. Exhibits

3.1	Amendment to the Bylaws of The Ryland Group, Inc.
(Incorporated by reference from Form 8-K, filed February 27, 2015)

10.1	2015 Executive Officer Long-Term Incentive Plan
(Incorporated by reference from Form 8-K, filed February 27, 2015)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

101.INS	XBRL Instance Document
(Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Filed herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Filed herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Filed herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

April 28, 2015	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.

3.1	Amendment to the Bylaws of The Ryland Group, Inc.
(Incorporated by reference from Form 8-K, filed February 27, 2015)

10.1	2015 Executive Officer Long-Term Incentive Plan
(Incorporated by reference from Form 8-K, filed February 27, 2015)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101.INS	XBRL Instance Document
(Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Filed herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Filed herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Filed herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Filed herewith)