Form 10-Q
period 2015-06-30
RYLAND GROUP INC
filed 2015-07-30
CIK 85974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

or

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

The number of shares of common stock of The Ryland Group, Inc. outstanding on July 27, 2015, was 46,851,577.

THE RYLAND GROUP, INC.
FORM 10-Q

PART I. Financial Information	Consolidated Statements of Earnings and
Item 1. Financial Statements	Comprehensive Income (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except share data)	2015	2014	2015	2014
REVENUES
Homebuilding	$637,046	$566,244	$1,142,045	$1,047,729
Financial services	16,589	11,145	28,989	19,343
TOTAL REVENUES	653,635	577,389	1,171,034	1,067,072
EXPENSES
Cost of sales	507,036	446,191	912,327	826,190
Selling, general and administrative	69,278	67,020	133,448	129,814
Financial services	7,895	13,079	15,229	22,688
TOTAL EXPENSES	584,209	526,290	1,061,004	978,692
OTHER (EXPENSE) INCOME
Gain from marketable securities, net	173	429	318	833
Other (expense) income	(3,055)	675	(2,463)	1,160
TOTAL OTHER (EXPENSE) INCOME	(2,882)	1,104	(2,145)	1,993
Income before taxes	66,544	52,203	107,885	90,373
Tax expense	23,942	20,161	38,826	34,804
NET INCOME	$42,602	$32,042	$69,059	$55,569
NET INCOME PER COMMON SHARE
Basic	$0.91	$0.68	$1.48	$1.19
Diluted	$0.75	$0.57	$1.22	$0.99
AVERAGE COMMON SHARES OUTSTANDING
Basic	46,706,437	46,914,902	46,579,660	46,747,403
Diluted	58,273,600	58,430,828	58,174,063	58,312,226
DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.06	$0.06

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2015	2014	2015	2014
Net income	$42,602	$32,042	$69,059	$55,569
Other comprehensive (loss) income, net:
Amortization of actuarial loss on defined benefit pension plan, net	4	4	72	9
Unrealized (loss) gain on marketable securities, available-for-sale, net	(150)	236	(169)	424
Other comprehensive (loss) income, net	(146)	240	(97)	433
Comprehensive income	$42,456	$32,282	$68,962	$56,002

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
The Ryland Group, Inc. and Subsidiaries

	JUNE 30,	DECEMBER 31,
(in thousands, except share data)	2015	2014
ASSETS	(Unaudited)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$279,980	$521,195
Restricted cash	18,277	35,720
Marketable securities, available-for-sale	17,791	17,845
Total cash, cash equivalents and marketable securities	316,048	574,760
Housing inventories
Homes under construction	905,513	764,853
Land under development and improved lots	1,341,584	1,250,159
Consolidated inventory not owned	29,720	30,811
Total housing inventories	2,276,817	2,045,823
Property, plant and equipment	35,814	30,566
Mortgage loans held-for-sale	129,790	153,366
Net deferred taxes	84,448	91,766
Other	178,829	155,808
TOTAL ASSETS	3,021,746	3,052,089
LIABILITIES
Accounts payable	212,127	205,397
Accrued and other liabilities	210,015	215,221
Financial services credit facilities	122,607	129,389
Debt	1,295,953	1,403,079
TOTAL LIABILITIES	1,840,702	1,953,086
EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value:
Authorized—10,000 shares Series A Junior
Participating Preferred, none outstanding	—	—
Common stock, $1.00 par value:
Authorized—199,990,000 shares
Issued—46,849,340 shares at June 30, 2015
(46,296,045 shares at December 31, 2014)	46,849	46,296
Retained earnings	1,121,462	1,039,076
Accumulated other comprehensive loss	(896)	(799)
TOTAL STOCKHOLDERS’ EQUITY
FOR THE RYLAND GROUP, INC.	1,167,415	1,084,573
NONCONTROLLING INTEREST	13,629	14,430
TOTAL EQUITY	1,181,044	1,099,003
TOTAL LIABILITIES AND EQUITY	$3,021,746	$3,052,089

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$69,059	$55,569
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	10,497	10,131
Inventory and other asset impairments and write-offs	1,000	973
Stock-based compensation expense	11,535	10,089
Changes in assets and liabilities:	0
Increase in inventories	(219,127)	(269,133)
Decrease in mortgage loans held-for-sale	23,576	70,296
Decrease in deferred income taxes	7,318	30,527
Net change in other assets, payables and other liabilities	(25,079)	(13,651)
Excess tax benefits from stock-based compensation	(1,949)	—
Other operating activities, net	(1,233)	(992)
Net cash used for operating activities from continuing operations	(124,403)	(106,191)
CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated joint ventures	(375)	(67)
Return of investment in unconsolidated joint ventures	741	433
Additions to property, plant and equipment	(14,391)	(9,875)
Purchases of marketable securities, available-for-sale	(631)	(239,115)
Proceeds from sales and maturities of marketable securities, available-for-sale	880	340,957
Net cash (used for) provided by investing activities from continuing operations	(13,776)	92,333
CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of long-term debt	(126,481)	—
Decrease in borrowings against financial services revolving credit facilities, net	(6,782)	(14,006)
Common stock dividends	(2,861)	(2,838)
Issuance of common stock under stock-based compensation	14,541	23,081
Excess tax benefits from stock-based compensation	1,949	—
Decrease (increase) in restricted cash	17,443	(5,635)
Other financing activities, net	(845)	(531)
Net cash (used for) provided by financing activities from continuing operations	(103,036)	71
Net decrease in cash and cash equivalents from continuing operations	(241,215)	(13,787)
Cash flows from operating activities—discontinued operations	—	(27)
Cash and cash equivalents at beginning of period[1]	521,195	228,013
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$279,980	$214,199
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$(20,217)	$(3,437)
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Decrease (increase) in consolidated inventory not owned related to land options	$801	$(975)
Increase in short-term borrowings	$19,109	$124

1 Includes cash and cash equivalents of $27,000 associated with discontinued operations at December 31, 2013.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders’ Equity (Unaudited)
The Ryland Group, Inc. and Subsidiaries

(in thousands, except per share data)	COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS[1]	TOTAL STOCKHOLDERS’ EQUITY
STOCKHOLDERS' EQUITY BALANCE AT JANUARY 1, 2015	$46,296	$1,039,076	$(799)	$1,084,573
Net income	—	69,059	—	69,059
Other comprehensive loss, net	—	—	(97)	(97)
Common stock dividends (per share $0.06)	—	(2,830)	—	(2,830)
Stock-based compensation	553	16,157	—	16,710
STOCKHOLDERS' EQUITY BALANCE AT JUNE 30, 2015	$46,849	$1,121,462	$(896)	$1,167,415
NONCONTROLLING INTEREST				13,629
TOTAL EQUITY BALANCE AT JUNE 30, 2015				$1,181,044

[1]
At June 30, 2015, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on the defined benefit pension plan of $945,000, net of taxes of $585,000, and an unrealized gain on marketable securities, available-for-sale of $49,000. At December 31, 2014, the balance in accumulated other comprehensive loss was comprised of an unrealized actuarial loss on the defined benefit pension plan of $1.0 million, net of taxes of $630,000, and an unrealized gain on marketable securities, available-for-sale of $218,000. (See Note 4, “Accumulated Other Comprehensive Loss.”)

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

On June 14, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Standard Pacific. Subject to the terms and conditions of the Merger Agreement, Standard Pacific and the Company have agreed that the Company will merge with and into Standard Pacific in a “merger of equals,” with Standard Pacific continuing as the surviving corporation(the “Surviving Corporation”), and the separate corporate existence of the Company will cease (the “Merger"). Subject to the terms and conditions of the Merger Agreement, which was unanimously approved by the boards of directors of Standard Pacific and the Company, if the Merger is completed, each five shares of common stock issued and outstanding of Standard Pacific will be combined and converted into one issued and outstanding share of common stock of the Surviving Corporation and each share of common stock of the Company issued and outstanding will be converted and exchangeable for 1.0191 issued and outstanding shares of common stock of the Surviving Corporation. The proposed merger is subject to approval by the shareholders of the Company and Standard Pacific and other customary closing conditions. The Company currently expects the transaction to close in early Fall 2015. During the second quarter of 2015, the Company incurred transaction related fees totaling $3.6 million, which was reported in "Other (expense) income" within the Consolidated Statements of Earnings. (See Part II, Item 1A. Risk Factors)

The Consolidated Balance Sheet at June 30, 2015, the Consolidated Statements of Earnings and Comprehensive Income for the three- and six-month periods ended June 30, 2015 and 2014, the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2015 and 2014, and the Consolidated Statement of Stockholders’ Equity as of and for the six-month period ended June 30, 2015, have been prepared by the Company without audit. In the opinion of management, all adjustments, including normally recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows at June 30, 2015, and for all periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2014 Annual Report on Form 10-K.

The Company has historically experienced, and expects to continue to experience, variability in quarterly results. Accordingly, the results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the operating results expected for the year ending December 31, 2015.

Note 2.  Other (Expense) Income

During the second quarter of 2015, the Company recorded $3.6 million of transaction fees related to the proposed merger with Standard Pacific. As a result, the Company’s other expense totaled $3.1 million and $2.5 million for the three- and six-month periods ended June 30, 2015, respectively, compared to other income of $675,000 and $1.2 million for the three- and six-month periods ended June 30, 2014, respectively. Other income primarily consists of cancellation income from forfeited sales contract deposits, insurance-related income and various other types of ancillary income.

Note 3.  Comprehensive Income

Comprehensive income consists of net income; amortization of the actuarial loss on the defined benefit pension plan; and the increase or decrease in unrealized gains or losses on available-for-sale marketable securities. Comprehensive income totaled $42.5 million and $32.3 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $69.0 million and $56.0 million for the six-month periods ended June 30, 2015 and 2014, respectively.

Note 4.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the actuarial loss on the defined benefit pension plan, net of tax, and unrealized gains on available-for-sale marketable securities, as reported within the Consolidated Statement of Stockholders’ Equity. Changes in accumulated other comprehensive loss were reported as “Other comprehensive (loss) income, net” within the Consolidated

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Statements of Comprehensive Income. There were no reclassification adjustments, which represent realized gains or losses on the sales of available-for-sale marketable securities included in net income, for the three- and six-month periods ended June 30, 2015, compared to gains of $124,000 and $172,000 for the three- and six-month periods ended June 30, 2014, respectively.

The following table summarizes the components of other comprehensive (loss) income for the three- and six-month periods presented:

	THREE MONTHS ENDED JUNE 30, 2015
(in thousands)	GROSS OTHER COMPREHENSIVE (LOSS) INCOME	TAX BENEFIT	NET OTHER COMPREHENSIVE (LOSS) INCOME
Amortization of actuarial loss on defined benefit pension plan	$7	$(3)	$4
Unrealized loss on marketable securities, available-for-sale:
Unrealized loss on marketable securities, available-for-sale	(150)	—	(150)
Less: reclassification adjustments included in net income	—	—	—
Total unrealized loss on marketable securities, available-for-sale	(150)	—	(150)
Other comprehensive loss	$(143)	$(3)	$(146)

	SIX MONTHS ENDED JUNE 30, 2015
Amortization of actuarial loss on defined benefit pension plan	$117	$(45)	$72
Unrealized loss on marketable securities, available-for-sale:
Unrealized loss on marketable securities, available-for-sale	(169)	—	(169)
Less: reclassification adjustments included in net income	—	—	—
Total unrealized loss on marketable securities, available-for-sale	(169)	—	(169)
Other comprehensive loss	$(52)	$(45)	$(97)

	THREE MONTHS ENDED JUNE 30, 2014
Amortization of actuarial loss on defined benefit pension plan	$7	$(3)	$4
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	360	—	360
Less: reclassification adjustments for gains included in net income	(124)	—	(124)
Total unrealized gain on marketable securities, available-for-sale	236	—	236
Other comprehensive income	$243	$(3)	$240

	SIX MONTHS ENDED JUNE 30, 2014
Amortization of actuarial loss on defined benefit pension plan	$15	$(6)	$9
Unrealized gain on marketable securities, available-for-sale:
Unrealized gain on marketable securities, available-for-sale	596	—	596
Less: reclassification adjustments for gains included in net income	(172)	—	(172)
Total unrealized gain on marketable securities, available-for-sale	424	—	424
Other comprehensive income	$439	$(6)	$433

Note 5.  Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents totaled $280.0 million and $521.2 million at June 30, 2015 and December 31, 2014, respectively. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less and cash held in escrow accounts to be cash equivalents.

At June 30, 2015 and December 31, 2014, the Company had restricted cash of $18.3 million and $35.7 million, respectively. The Company has various secured letter of credit agreements that require it to maintain cash deposits as collateral for outstanding letters of credit. Cash restricted under these agreements totaled $17.7 million and $33.8 million at June 30, 2015 and December 31, 2014, respectively. In addition, RMC Mortgage Corporation and its subsidiaries (“RMCMC”) had restricted cash related to funds held in trust for third parties that totaled $602,000 and $1.9 million at June 30, 2015 and December 31, 2014, respectively.

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

The following table provides the Company’s total revenues and earnings (loss) before taxes by segment for the three- and six- month periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2015	2014	2015	2014
REVENUES
Homebuilding
North	$178,477	$154,111	$314,131	$287,675
Southeast	166,042	140,791	302,591	267,458
Texas	127,610	125,138	243,058	236,289
West	164,917	146,204	282,265	256,307
Financial services	16,589	11,145	28,989	19,343
Total	$653,635	$577,389	$1,171,034	$1,067,072
EARNINGS (LOSS) BEFORE TAXES
Homebuilding
North	$17,755	$14,954	$29,294	$25,748
Southeast	19,856	17,263	32,499	32,120
Texas	8,791	9,576	15,520	17,423
West	21,454	18,145	34,641	30,873
Financial services	8,777	(1,909)	13,899	(3,320)
Corporate and unallocated	(10,089)	(5,826)	(17,968)	(12,471)
Total	$66,544	$52,203	$107,885	$90,373

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table provides the Company’s total assets by segment:

	JUNE 30, 2015
(in thousands)	HOUSING INVENTORIES	OTHER ASSETS	TOTAL ASSETS
Homebuilding
North	$645,227	$61,930	$707,157
Southeast	592,004	35,078	627,082
Texas	354,853	49,704	404,557
West	684,733	40,821	725,554
Financial services	—	174,377	174,377
Corporate and unallocated	—	383,019	383,019
Total	$2,276,817	$744,929	$3,021,746

Homebuilding	DECEMBER 31, 2014
North	$589,427	$47,742	$637,169
Southeast	518,691	36,994	555,685
Texas	347,178	43,042	390,220
West	590,527	41,198	631,725
Financial services	—	194,258	194,258
Corporate and unallocated	—	643,032	643,032
Total	$2,045,823	$1,006,266	$3,052,089

Note 7.  Earnings Per Share Reconciliation

The Company computes earnings per share in accordance with ASC No. 260, (“ASC 260”), “Earnings per Share,” which requires earnings per share for each class of stock to be calculated using the two-class method. The two-class method is the method by which a company allocates earnings or loss between the holders of its common stock and its participating security holders. Under the two-class method, the allocation of earnings or loss between common shareholders and other security holders is based on their respective participation rights in dividends and undistributed earnings for the reporting period. All outstanding nonvested shares of restricted stock that contain non-forfeitable rights to dividends are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company’s nonvested shares of restricted stock with nonforfeitable rights to dividends are considered participating securities in accordance with ASC 260. As all of the nonvested shares of restricted stock with nonforfeitable rights to dividends vested in March 2014, the Company had no outstanding participating securities during the three- and six-month periods ended June 30, 2015, or during the three-month period ended June 30, 2014. For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options and warrants using the treasury stock method and convertible debt using the if-converted method.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table displays the computation of basic and diluted earnings per share for the three- and six-month periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except share data)	2015	2014	2015	2014
NUMERATOR
Net income	$42,602	$32,042	$69,059	$55,569
Less: undistributed earnings allocated to nonvested restricted stock	—	—	—	(35)
Numerator for basic earnings per share	42,602	32,042	69,059	55,534
Plus: interest on 1.6 percent convertible senior notes due 2018	729	729	1,458	1,458
Plus: interest on 0.25 percent convertible senior notes due 2019	299	299	598	598
Plus: undistributed earnings allocated to nonvested restricted stock	—	—	—	35
Less: undistributed earnings reallocated to nonvested restricted stock	—	—	—	(28)
Numerator for diluted earnings per share	$43,630	$33,070	$71,115	$57,597
DENOMINATOR
Basic earnings per share—weighted-average shares	46,706,437	46,914,902	46,579,660	46,747,403
Effect of dilutive securities:
Share-based payments	977,421	926,184	1,004,661	975,081
1.6 percent convertible senior notes due 2018	7,023,780	7,023,780	7,023,780	7,023,780
0.25 percent convertible senior notes due 2019	3,565,962	3,565,962	3,565,962	3,565,962
Diluted earnings per share—adjusted weighted-average
shares and assumed conversions	58,273,600	58,430,828	58,174,063	58,312,226
NET INCOME PER COMMON SHARE
Basic	$0.91	$0.68	$1.48	$1.19
Diluted	$0.75	$0.57	$1.22	$0.99

Note 8.  Marketable Securities, Available-for-sale

The Company’s investment portfolio includes U.S. Treasury securities, municipal debt securities and time deposits. As defined in ASC No. 320 (“ASC 320”), “Investments—Debt and Equity Securities,” the Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their fair values. The cost of securities sold is based on an average-cost basis. Unrealized gains on these investments were included in “Accumulated other comprehensive loss” within the Consolidated Balance Sheets.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At June 30, 2015 and December 31, 2014, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the three-month periods ended June 30, 2015 and 2014, net realized earnings associated with the Company’s investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, totaled $173,000 and $429,000, respectively. For the six-month periods ended June 30, 2015 and 2014, net realized earnings totaled $318,000 and $833,000, respectively. These earnings were included in “Gain from marketable securities, net” within the Consolidated Statements of Earnings. Realized gains or losses on the sales of marketable securities were included as reclassification adjustments, which are a component of other comprehensive income. (See Note 4, “Accumulated Other Comprehensive Loss.”)

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	JUNE 30, 2015
(in thousands)	AMORTIZED COST	GROSS UNREALIZED GAINS	ESTIMATED FAIR VALUE
Type of security:
U.S. Treasury securities	$450	$—	$450
Municipal debt securities	9,766	49	9,815
Total debt securities	10,216	49	10,265
Time deposits	7,526	—	7,526
Total marketable securities, available-for-sale	$17,742	$49	$17,791

	DECEMBER 31, 2014
Type of security:
U.S. Treasury securities	$350	$—	$350
Municipal debt securities	9,766	218	9,984
Total debt securities	10,116	218	10,334
Time deposits	7,511	—	7,511
Total marketable securities, available-for-sale	$17,627	$218	$17,845

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

(in thousands)	JUNE 30, 2015	DECEMBER 31, 2014
Contractual maturity:
Maturing in one year or less	$7,976	$7,861
Maturing after three years	9,815	9,984
Total marketable securities, available-for-sale	$17,791	$17,845

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

If it is determined that indicators of impairment exist in a community, undiscounted cash flows are prepared and analyzed at a community level based on expected pricing; sales absorption rates; construction costs; local municipality fees; warranty, closing, carrying, selling, overhead and other related costs; or on market studies that are performed for comparable parcels of land held-for-sale to determine if the realizable values of the assets are less than their respective carrying amounts. In order to determine assumed sales prices included in cash flow models, the Company analyzes historical sales prices on homes delivered in the community and in other communities located within the same geographic area, as well as sales prices included in its current backlog for such communities. In addition, it analyzes market studies and trends, which generally include statistics on sales prices of similar

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

products in neighboring communities and sales prices of similar products in non-neighboring communities located within the same geographic area. In order to estimate the costs of building and delivering homes, the Company generally assumes cost structures reflecting contracts currently in place with vendors, adjusted for any anticipated cost-reduction initiatives or increases. The Company’s analysis of each community generally assumes current pricing equal to current sales orders for a particular or comparable community. For a minority of communities that the Company does not intend to operate for an extended period of time or where the operating life extends for several years, slight increases over current sales prices or costs may be assumed in later years. Once a community is considered to be impaired, the Company’s determinations of fair value and new cost basis are primarily based on discounting estimated cash flows at rates commensurate with inherent risks associated with the continuing assets. Due to the fact that estimates and assumptions included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions that may lead to additional impairment charges in the future cannot be anticipated.

Valuation adjustments are recorded against homes completed or under construction; land under development; or improved lots. Write-downs of impaired inventories to their fair values are recorded as adjustments to the cost basis of the respective inventory. At June 30, 2015 and December 31, 2014, valuation reserves related to impaired inventories totaled $115.4 million and $122.0 million, respectively. The net carrying values of the related inventories totaled $139.3 million and $137.7 million at June 30, 2015 and December 31, 2014, respectively. The Company periodically writes off earnest money deposits and preacquisition feasibility costs related to land and lot option purchase contracts that it no longer plans to pursue. During the second quarters of 2015 and 2014, the Company wrote off preacquisition feasibility costs and earnest money deposits that totaled $582,000 and $490,000, respectively. The Company wrote off $1.0 million and $973,000 in preacquisition feasibility costs and earnest money deposits during the six months ended June 30, 2015 and 2014, respectively. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional earnest money deposits and preacquisition feasibility costs in future periods.

Interest and taxes are capitalized during active development and construction stages. Capitalized interest is amortized and included in land costs within cost of sales when the related inventory is delivered to homebuyers.

The following table summarizes the activity that relates to capitalized interest:

(in thousands)	2015	2014
Capitalized interest at January 1	$107,810	$89,619
Interest capitalized	31,840	34,283
Interest amortized to cost of sales	(22,036)	(22,246)
Capitalized interest at June 30	$117,614	$101,656
Interest incurred	$31,840	$34,283

The following table summarizes each reporting segment’s total number of lots owned and lots controlled under option agreements:

	JUNE 30, 2015			DECEMBER 31, 2014
	LOTS	LOTS		LOTS	LOTS
	OWNED	OPTIONED	TOTAL	OWNED	OPTIONED	TOTAL
North	7,817	6,692	14,509	7,396	6,335	13,731
Southeast	8,913	3,639	12,552	8,646	3,535	12,181
Texas	3,996	2,427	6,423	3,938	3,083	7,021
West	5,364	953	6,317	5,323	717	6,040
Total	26,090	13,711	39,801	25,303	13,670	38,973

Note 10.  Goodwill and Other Intangible Assets

The Company records goodwill associated with its business acquisitions when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill was included in “Other” assets within the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

The following table provides the Company’s goodwill balance by segment:

(in thousands)	JUNE 30, 2015	DECEMBER 31, 2014
North	$13,555	$13,555
Southeast	8,125	8,125
Texas	6,550	6,550
West	8,661	8,661
Total	$36,891	$36,891

ASC No. 350 (“ASC 350”), “Intangibles—Goodwill and Other,” requires that goodwill and certain intangible assets be reviewed for impairment at least annually. The Company performs impairment tests of its goodwill annually as of November 30, or whenever significant events or changes occur that indicate impairment of goodwill may exist. ASC 350 allows an entity to qualitatively assess whether it is necessary to perform step one of the prescribed two-step goodwill impairment test. In testing for a potential impairment of goodwill, the Company qualitatively evaluates, based on the weight of available evidence, the significance of all identified events and circumstances in their totality, including both positive and negative events, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of events or changes in circumstances that may indicate that an asset is impaired include, but are not limited to, price declines resulting from sustained competitive pressures; a change in the manner in which the asset is being used; a change in assessments by a regulator or municipality; cost increases; the expectation that, more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life; or the impact of local economic or macroeconomic conditions, such as employment or housing supply, on the market for a given product. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. The Company performed a qualitative assessment of its goodwill at November 30, 2014, and determined that the two-step process was not necessary. The Company did not record any goodwill impairments for the six-month periods ended June 30, 2015 or 2014.

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

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots. Its investment in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. At June 30, 2015 and December 31, 2014, all of the Company’s joint ventures were unconsolidated and accounted for under the equity method as it did not have a financial controlling interest in the joint ventures. (See Note 12, “Investments in Joint Ventures.”) Additionally, in the ordinary course of business, the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts, the Company funds stated deposits in consideration for the right to purchase lots at a future point in time at predetermined prices. The Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. In accordance with the requirements of ASC 810, certain of the Company’s lot option purchase contracts may result in the creation of a variable interest in a VIE.

In compliance with the provisions of ASC 810, the Company consolidated $29.7 million and $30.8 million of inventory not owned related to a lot option purchase contract at June 30, 2015 and December 31, 2014, respectively. Although the Company may not have had legal title to the optioned land, under ASC 810 it had the primary variable interest and was required to consolidate the particular VIE’s assets under option at fair value. To reflect the fair value of the inventory consolidated under ASC 810, the Company included $16.1 million and $16.4 million of its related cash deposits for the lot option purchase contract at June 30, 2015 and December 31, 2014, respectively, in “Consolidated inventory not owned” within the Consolidated Balance Sheets. Noncontrolling interest totaled $13.6 million and $14.4 million with respect to the consolidation of this contract at June 30, 2015 and December 31, 2014, respectively, representing the selling entity’s ownership interest in the VIE.

Additionally, the Company had cash deposits and/or letters of credit totaling $27.6 million and $25.0 million at June 30, 2015 and December 31, 2014, respectively, that were associated with lot option purchase contracts having aggregate purchase prices of

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

$377.7 million and $368.7 million, respectively. As the Company did not have the primary variable interest in these contracts, it was not required to consolidate them.

Note 12.  Investments in Joint Ventures

The Company enters into joint ventures, from time to time, for the purpose of acquisition and co-development of land parcels and lots, which are then sold to the Company, its joint venture partners or others at market prices. It participates in a number of joint ventures in which it does not have a controlling interest. As of June 30, 2015, the Company participated in five active homebuilding joint ventures in the Chicago, Denver, San Antonio and Washington, D.C., markets. The Company recognizes its share of the respective joint ventures’ earnings or losses from the sale of lots to other homebuilders. It does not, however, recognize earnings from lots that it purchases from the joint ventures. Instead, the Company reduces its cost basis in each lot by its share of the earnings from the lot.

The following table summarizes each reporting segment’s total estimated share of lots owned by the Company under its joint ventures:

	JUNE 30, 2015	DECEMBER 31, 2014
North	155	155
Texas	230	242
West	226	226
Total	611	623

At June 30, 2015 and December 31, 2014, the Company’s investments in its unconsolidated joint ventures totaled $13.1 million and $12.6 million, respectively, which included $906,000 and $837,000, respectively, of homebuilding interest capitalized to investments in unconsolidated joint ventures. Its investments in joint ventures were included in “Other” assets within the Consolidated Balance Sheets. For the three months ended June 30, 2015 and 2014, the Company’s earnings from its unconsolidated joint ventures totaled $281,000 and $261,000, respectively. For the six months ended June 30, 2015 and 2014, the Company’s earnings from its unconsolidated joint ventures totaled $497,000 and $363,000, respectively. Earnings from unconsolidated joint ventures were included in “Cost of sales” within the Consolidated Statements of Earnings.

Note 13.  Debt and Credit Facilities

The following table presents the composition of the Company’s debt and financial services credit facilities:

(in thousands)	JUNE 30, 2015	DECEMBER 31, 2014
Senior notes
5.4 percent senior notes due January 2015	$—	$126,481
8.4 percent senior notes due May 2017	230,000	230,000
6.6 percent senior notes due May 2020	300,000	300,000
5.4 percent senior notes due October 2022	250,000	250,000
Convertible senior notes
1.6 percent convertible senior notes due May 2018	225,000	225,000
0.25 percent convertible senior notes due June 2019	267,500	267,500
Total senior notes and convertible senior notes	1,272,500	1,398,981
Debt discount	(1,342)	(1,673)
Senior notes and convertible senior notes, net	1,271,158	1,397,308
Secured notes payable	24,795	5,771
Total debt	$1,295,953	$1,403,079
Financial services credit facilities	$122,607	$129,389

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

To finance its land purchases, the Company may also use nonrecourse secured notes payable. At June 30, 2015 and December 31, 2014, outstanding nonrecourse secured notes payable totaled $24.8 million and $5.8 million, respectively.

Senior notes, convertible senior notes, credit facilities and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at June 30, 2015.

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

Outstanding borrowings under the Credit Facility will bear interest at a fluctuating rate per annum that is equal to the base rate or the reserve-adjusted LIBOR rate in each case, plus an applicable margin that is determined based on changes in the leverage ratio of the Company and its homebuilding segment subsidiaries. The Company did not have any outstanding borrowings against the Revolving Credit Facility at June 30, 2015 or December 31, 2014. The Company provides letters of credit in the ordinary course of its business. Under the Letter of Credit Subfacility, the Company had unsecured letters of credit outstanding that totaled $86.5 million and $67.7 million at June 30, 2015 and December 31, 2014, respectively. The unused borrowing capacity of the Credit Facility totaled $213.5 million and $232.3 million at June 30, 2015 and December 31, 2014, respectively.

Additionally, the Company has various secured letter of credit agreements that require it to maintain restricted cash deposits for outstanding letters of credit. Outstanding letters of credit requiring restricted cash deposits totaled $17.5 million and $33.3 million under these agreements at June 30, 2015 and December 31, 2014, respectively.

During 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which was subsequently extended in April 2015 to expire in April 2016, and allows for borrowings of $50.0 million to $100.0 million, subject to the terms and conditions set forth in the agreement. This facility is used to fund, and is secured by, mortgages originated by RMCMC that are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2015, RMCMC was in compliance with these covenants. Outstanding borrowings against the credit facility totaled $63.3 million and $48.5 million at June 30, 2015 and December 31, 2014, respectively, with a weighted-average effective interest rate of 3.0 percent at June 30, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

During 2011, RMCMC entered into a $50.0 million repurchase credit facility with JPMorgan Chase Bank, N.A. (“JPM”), which was subsequently increased to $100.0 million during 2014 and will expire in November 2015. This facility is used to fund, and is secured by, mortgages originated by RMCMC that are pending sale. Under the terms of the facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2015, RMCMC was in compliance with these covenants. Outstanding borrowings against the credit facility totaled $59.3 million and $80.9 million at June 30, 2015 and December 31, 2014, respectively, with weighted-average effective interest rates of 2.9 percent and 3.2 percent at June 30, 2015 and December 31, 2014, respectively.

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

The carrying values of cash, cash equivalents, restricted cash and secured notes payable are reported in the Consolidated Balance Sheets and approximate their fair values due to their short-term natures and liquidity. The aggregate carrying values of the senior notes and convertible senior notes, net of discount, were $1.3 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively. The aggregate fair values of the senior notes and convertible senior notes were $1.4 billion and $1.5 billion at June 30, 2015 and December 31, 2014, respectively. The fair values of the Company’s senior notes have been determined using quoted market prices (Level 1).

The following table displays the values and methods used for measuring the fair values of financial instruments on a recurring basis:

			FAIR VALUE
(in thousands)	HIERARCHY	JUNE 30, 2015	DECEMBER 31, 2014
Marketable securities, available-for-sale
U.S. Treasury securities	Level 1	$450	$350
Municipal debt securities	Level 2	9,815	9,984
Time deposits	Level 2	7,526	7,511
Mortgage loans held-for-sale	Level 2	129,790	153,366
Mortgage interest rate lock commitments	Level 2	8,034	4,229
Forward-delivery contracts	Level 2	1,927	(2,141)

Marketable Securities, Available-for-sale
At June 30, 2015 and December 31, 2014, the Company had $17.8 million of marketable securities that were available-for-sale and comprised of U.S. Treasury securities, municipal debt securities and time deposits. The Company’s marketable securities, available-for-sale that were identified as Level 2 were valued based on quoted market prices of similar instruments. (See Note 8, “Marketable Securities, Available-for-sale.”)

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

Mortgage loans are recorded at fair value at the time of origination in accordance with ASC No. 825 (“ASC 825”), “Financial Instruments,” and are classified as held-for-sale. Fair value measurements of mortgage loans held-for-sale improve the consistency of loan valuation between the date of borrower lock and the date of close. At June 30, 2015 and December 31, 2014, contractual principal amounts of mortgage loans held-for-sale totaled $126.9 million and $147.9 million, respectively. The excess of the aggregate fair value over the aggregate unpaid principal balance for mortgage loans held-for-sale measured at fair value totaled $2.9 million and $5.4 million at June 30, 2015 and December 31, 2014, respectively, and were included in “Financial services” revenues within the Consolidated Statements of Earnings. At June 30, 2015, the Company held one repurchased loan with payments 90 days or more past due that had an aggregate carrying value of $218,000 and an aggregate unpaid principal balance of $339,000. At December 31, 2014, the Company held one repurchased loan with payments 90 days or more past due that had an aggregate carrying value of $219,000 and an aggregate unpaid principal balance of $340,000.

In accordance with ASC 825, the Company elected the fair value option for its IRLCs and its forward delivery contracts. The fair values of IRLCs were included in “Other” assets within the Consolidated Balance Sheets, and the fair values of forward-delivery contracts were included in “Other” assets and “Accrued and other liabilities” within the Consolidated Balance Sheets. Gains realized on the IRLC pipeline, including activity and changes in fair value, totaled $1.3 million and $3.8 million for the three- and six-month periods ended June 30, 2015, respectively, and $2.3 million and $3.2 million for the three- and six-month periods ended June 30, 2014, respectively. Gains on forward-delivery contracts used to hedge IRLCs totaled $2.7 million and $1.4 million for the three- and six-month periods ended June 30, 2015, respectively, compared to losses on forward-delivery contracts that totaled $4.2 million and $7.2 million for the three- and six-month periods ended June 30, 2014, respectively. Gains on loan sales totaled $5.7 million and $11.2 million for the three- and six-month periods ended June 30, 2015, respectively, and $7.4 million and $12.8 million for the three- and six-month periods ended June 30, 2014, respectively. Net gains and losses related to IRLCs, forward-delivery contracts and loan sales were included in “Financial services” revenues within the Consolidated Statements of Earnings.

While recorded fair values represent management’s best estimate based on data currently available, future changes in interest rates or in market prices for mortgage loans, IRLCs and forward-delivery contracts, among other factors, could materially impact these fair values.

(See Note 9, “Housing Inventories” for the fair value measurements of the Company’s nonfinancial instruments.)

Note 15.  Income Taxes

The Company’s income tax expense was $23.9 million and $38.8 million for the three and six months ended June 30, 2015, respectively, compared to $20.2 million and $34.8 million for the three and six months ended June 30, 2014, respectively. Its provision for income tax presented an overall effective income tax expense rate of 36.0 percent for the three and six months ended June 30, 2015, compared to 38.6 percent and 38.5 percent for the three and six months ended June 30, 2014, respectively. The change in the overall effective income tax rate for 2015 from 2014 was primarily due to the tax benefit that resulted from the domestic production activities deduction.

Based on an evaluation of positive and negative evidence regarding the Company’s ability to realize its deferred tax assets and in accordance with ASC No. 740 (“ASC 740”), “Income Taxes,” the Company had net deferred tax assets of $84.4 million and $91.8 million at June 30, 2015 and December 31, 2014, respectively, with no valuation allowance against these assets. Given that the accounting for deferred taxes is based upon estimates of future results, differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and any valuation allowance against the Company’s deferred tax assets.

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and NOLs. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses; actual earnings; forecasts of future earnings; the duration of statutory carryforward periods; the Company’s experience with NOL carryforwards not expiring unused; and tax planning alternatives. For federal purposes, NOLs can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. As of December 31, 2014, the Company fully utilized its federal NOL carryforwards. The Company

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

has other federal carryforwards primarily composed of federal tax credits that can be carried forward 20 years and that have expiration dates beginning in 2029. The Company anticipates full utilization of these tax credits.

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

(See Note 17, “Stock-Based Compensation,” for compensation expense related to LTIP awards.)

Supplemental Executive Retirement Plan
The Company has a supplemental, unfunded, nonqualified retirement plan, pursuant to which it will pay supplemental pension benefits to key employees upon retirement. All employees in the plan are fully vested. In connection with the plan, it has purchased cost-recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by trusts

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

established as part of the plan to implement and carry out its provisions and to finance its related benefits. The trusts are owners and beneficiaries of such contracts. The amount of coverage is designed to provide sufficient revenue to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The values of the assets held in trust totaled $14.4 million and $15.7 million at June 30, 2015 and December 31, 2014, respectively, and were included in “Other” assets within the Consolidated Balance Sheets.

The following table provides the costs recognized and benefits paid for the Company’s supplemental, unfunded, nonqualified retirement plan during the three- and six-month periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2015	2014	2015	2014
Interest costs	$142	$173	$328	$294
Amortization of unrecognized actuarial loss	7	7	117	15
Total costs	$149	$180	$445	$309
Benefits paid	$—	$—	$1,477	$90

The Company recognized an investment loss on the cash surrender value of the insurance contracts of $73,000 for the three-month period ended June 30, 2015, compared to an investment gain of $418,000 for the three-month period ended June 30, 2014. The Company recognized investment gains of $119,000 and $533,000 for the six-month periods ended June 30, 2015 and 2014, respectively. The $14.9 million and $16.1 million projected benefit obligations at June 30, 2015 and December 31, 2014, respectively, were included in “Accrued and other liabilities” within the Consolidated Balance Sheets at those dates. The weighted-average discount rates used for the plan were 1.0 percent and 2.0 percent for the six-month periods ended June 30, 2015 and 2014, respectively.

The expected future payouts for the Company’s supplemental executive retirement plan as of June 30, 2015, are as follows: 2016–$5.4 million; 2017–$1.6 million; 2018–$2.9 million; 2019–$1.5 million; 2020–$90,000; and 2021 through 2025–$4.6 million.

Note 17.  Stock-Based Compensation

The Ryland Group, Inc. 2011 Equity and Incentive Plan (the “Plan”) permits the granting of stock options, restricted stock awards, stock units, cash incentive awards or any combination of the foregoing to employees. Stock options granted in accordance with the Plan generally have maximum terms of seven years and vest in equal annual installments over three years. Certain outstanding stock options granted under predecessor plans have maximum terms of either five or ten years. Outstanding restricted stock units granted under the Plan or its predecessor plans generally vest in three equal annual installments, and those granted to senior executives generally vest in one installment at the end of a three-year performance period. At June 30, 2015 and December 31, 2014, stock options or other awards or units available for grant under the Plan or its predecessor plans totaled 3,516,458 and 3,515,345, respectively.

The Ryland Group, Inc. 2011 Non-Employee Director Stock Plan (the “Director Plan”) provides for a stock award of 3,000 shares to each non-employee director on May 1 of each year. Each new non-employee director will receive a pro rata stock award within 30 days after their date of appointment or election, based on the remaining portion of the plan year in which they are appointed or elected. Stock awards are fully vested and nonforfeitable on their applicable award dates. There were 96,830 and 117,830 stock awards available for future grant in accordance with the Director Plan at June 30, 2015 and December 31, 2014, respectively. Previously, The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan and its predecessor plans provided for automatic grants of nonstatutory stock options to directors. These stock options are fully vested and have maximum terms of ten years.

All outstanding stock options, stock awards and restricted stock awards have been granted in accordance with the terms of the applicable Plan, Director Plan and their respective predecessor plans, all of which were approved by the Company’s stockholders. Certain option and share awards provide for accelerated vesting if there is a change in control or upon retirement (as defined in the plans).

The Company recorded stock-based compensation expense that totaled $4.7 million and $4.5 million for the three months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense totaled $11.5 million and $10.1 million for the six months ended June 30, 2015 and 2014, respectively. Stock-based compensation expenses have been allocated to the Company’s segments

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

and included in “Selling, general and administrative” and “Financial services” expenses within the Consolidated Statements of Earnings.

ASC No. 718 (“ASC 718”), “Compensation—Stock Compensation,” requires cash flows attributable to tax benefits resulting from tax deductions in excess of compensation costs recognized for exercised stock options (“excess tax benefits”) to be classified as financing cash flows. For the six-month period ended June 30, 2015, $1.9 million in excess tax benefits was classified as a financing inflow in the Consolidated Statements of Cash Flows. There were no excess tax benefits recognized for the six-month period ended June 30, 2014.

A summary of stock option activity in accordance with the Company’s equity incentive plans as of June 30, 2015 and 2014, and changes for the six-month periods then ended, follows:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Options outstanding at January 1, 2014	2,326,201	$27.02	2.3
Exercised	(539,733)	29.24
Forfeited	(15,473)	21.57
Options outstanding at June 30, 2014	1,770,995	$26.39	2.4	$30,216
Available for future grant	3,348,345
Total shares reserved at June 30, 2014	5,119,340
Options exercisable at June 30, 2014	1,544,332	$27.49	2.0	$25,571
Options outstanding at January 1, 2015	1,385,497	$23.30	2.2
Exercised	(424,684)	20.67
Forfeited	(36,667)	47.63
Options outstanding at June 30, 2015	924,146	$23.55	2.2	$23,666
Available for future grant	3,516,458
Total shares reserved at June 30, 2015	4,440,604
Options exercisable at June 30, 2015	917,479	$23.50	2.2	$23,561

Stock-based compensation expense related to employee stock options totaled $19,000 and $429,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and $220,000 and $1.1 million for the six-month periods ended June 30, 2015 and 2014, respectively.

The intrinsic values of stock options exercised during the three-month periods ended June 30, 2015 and 2014, totaled $979,000 and $967,000, respectively. The intrinsic values of stock options exercised during the six-month periods ended June 30, 2015 and 2014, totaled $8.9 million and $7.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense associated with restricted stock unit awards and LTIP awards totaled $4.4 million and $3.8 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $10.9 million and $8.5 million for the six-month periods ended June 30, 2015 and 2014, respectively. (See Note 16, “Long-Term Incentive and Supplemental Executive Retirement Plans,” for details on the LTIP.)

The following table summarizes activity that relates to the Company’s restricted stock unit awards:

	2015	2014
Restricted stock units at January 1	368,084	539,106
Shares awarded	170,994	131,597
Shares vested	(231,969)	(298,791)
Shares forfeited	(11,082)	(3,828)
Restricted stock units at June 30	296,027	368,084

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

At June 30, 2015, the Company’s outstanding restricted stock units are expected to vest as follows: 2015—17,526; 2016—133,677; 2017—91,287; and 2018—53,537.

The Company has granted stock awards to its non-employee directors pursuant to the terms of the Director Plan. The Company recorded stock-based compensation expense related to Director Plan stock awards in the amounts of $207,000 and $189,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and $454,000 and $436,000 for the six-month periods ended June 30, 2015 and 2014, respectively.

Note 18.  Commitments and Contingencies

Commitments
In the ordinary course of business, the Company acquires rights under option agreements to purchase land or lots for use in future homebuilding operations. At June 30, 2015 and December 31, 2014, it had cash deposits and letters of credit outstanding that totaled $75.2 million and $72.8 million, respectively, pertaining to land and lot option purchase contracts with aggregate purchase prices of $783.7 million and $847.1 million, respectively. At June 30, 2015 and December 31, 2014, the Company had $1.4 million in commitments with respect to option contracts having specific performance provisions.

In the normal course of business and pursuant to its risk-management policy, RMC enters, as an end user, into derivative instruments, including forward-delivery contracts for loans; options on forward-delivery contracts; and options on futures contracts, to minimize the impact of movement in market interest rates on IRLCs. Major factors influencing the use of various hedging contracts include general market conditions, interest rates, types of mortgages originated and the percentage of IRLCs expected to fund. The market risk assumed while holding the hedging contracts generally mitigates the market risk associated with IRLCs. RMC is exposed to credit-related losses in the event of nonperformance by counterparties to certain hedging contracts. Credit risk is limited to those instances where RMC is in a net unrealized gain position. It manages this credit risk by entering into agreements with counterparties meeting its credit standards and by monitoring position limits. IRLCs represent loan commitments with customers at market rates generally up to 180 days before settlement and expose RMC to market risk should mortgage rates increase. IRLCs had interest rates generally ranging from 3.5 percent to 4.8 percent at June 30, 2015 and December 31, 2014. Outstanding IRLCs had notional amounts that totaled $311.5 million and $148.0 million at June 30, 2015 and December 31, 2014, respectively. Hedging instruments, including forward-delivery contracts, are utilized to mitigate the risk associated with interest rate fluctuations on IRLCs.

Contingencies
As an on-site housing producer, the Company is often required by some municipalities to obtain development or performance bonds or letters of credit in support of its contractual obligations. At June 30, 2015, performance bonds totaled $203.1 million, while performance-related cash deposits and letters of credit totaled $97.0 million. At December 31, 2014, performance bonds totaled $189.4 million, while performance-related cash deposits and letters of credit totaled $87.3 million. In the event that any such bonds or letters of credit are called, the Company would be required to reimburse the issuer; it does not, however, believe that any currently outstanding bonds or letters of credit will be called.

Substantially all of the loans RMC originates are sold within a short period of time in the secondary mortgage market on a servicing-released basis. After the loans are sold, ownership, credit risk and management, including servicing of the loans, passes to the third-party investor. RMC retains no role or interest other than standard industry representations and warranties, but it does retain potential liability for possible claims by loan purchasers that it breached certain limited standard industry representations and warranties in its sale agreements.

The following table summarizes the composition of the RMC’s mortgage loan types originated, its homebuyers’ average credit scores and its loan-to-value ratios:

	SIX MONTHS ENDED JUNE 30,
		TWELVE MONTHS ENDED DECEMBER 31,
	2015	2014	2013	2012	2011	2010
Prime	66.2%	67.6%	57.2%	48.6%	42.2%	34.9%
Government (FHA/VA/USDA)	33.8%	32.4%	42.8%	51.4%	57.8%	65.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Average FICO credit score	730	732	733	731	726	723
Average combined loan-to-value ratio	87.9%	87.8%	89.8%	90.1%	90.3%	90.8%

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

RMC has established reserves for possible losses associated with mortgage loans previously originated and sold to investors based upon, among other things, actual past repurchases and losses related to the disposition of affected loans; an analysis of repurchase requests received and the validity of those requests; and an estimate of potential liability for valid claims not yet received. Although the amount of an ultimate loss cannot be definitively estimated, RMC accrued $1.3 million and $1.4 million for these types of claims as of June 30, 2015 and December 31, 2014, respectively, but it may have additional exposure. Subsequent changes in conditions or available information may change assumptions and estimates. Mortgage loan loss reserves and related legal reserves were included in “Accrued and other liabilities” within the Consolidated Balance Sheets, and their associated expenses were included in “Financial services” expense within the Consolidated Statements of Earnings.

The following table displays the changes in the Company’s mortgage loan loss reserves and related legal reserves during the six-month periods presented:

(in thousands)	2015	2014
Balance at January 1	$1,397	$11,472
Provision for losses	242	6,056
Settlements made	(322)	(231)
Balance at June 30	$1,317	$17,297

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

The following table summarizes the changes in the Company’s product liability reserves during the six-month periods presented:

(in thousands)	2015	2014
Balance at January 1	$25,556	$23,139
Warranties issued	3,963	4,562
Changes in liability for accruals related to pre-existing warranties	(13)	657
Settlements made	(5,018)	(4,679)
Balance at June 30	$24,488	$23,679

The Company requires substantially all of its subcontractors to have workers’ compensation insurance and general liability insurance, including construction defect coverage. RHIC provided insurance services to the homebuilding segments’ subcontractors in certain markets until June 1, 2008. At June 30, 2015 and December 31, 2014, RHIC had $11.0 million and $12.5 million, respectively, in insurance reserves, which were included in “Accrued and other liabilities” within the Consolidated Balance Sheets. Reserves for loss and loss adjustment expense are based upon actuarial projections of the Company's historical loss development and industry trends.

The following table displays changes in RHIC’s insurance reserves during the six-month periods presented:

(in thousands)	2015	2014
Balance at January 1	$12,521	$13,857
Insurance expense provisions or adjustments	—	1,900
Loss expenses paid	(1,569)	(2,488)
Balance at June 30	$10,952	$13,269

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

In view of the inherent unpredictability of outcomes in legal matters, particularly where (a) damages sought are speculative, unspecified or indeterminate; (b) proceedings are in the early stages or impacted significantly by future legal determinations or judicial decisions; (c) matters involve unsettled questions of law, multiple parties, or complex facts and circumstances; or (d) insured risk transfer or coverage is undetermined, there is considerable uncertainty surrounding the timing or resolution of these matters, including a possible eventual loss. Given this inherent unpredictability, actual future litigation costs could differ from the Company’s current estimates. However, the Company believes that adequate provisions have been made for the resolution of all known claims and pending litigation for probable losses. In accordance with ASC No. 450 (“ASC 450”), “Contingencies,” the Company accrues amounts for legal matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may occasionally need to adjust the accruals to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with ASC 450, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. For matters as to which the Company believes a loss is probable and reasonably estimable, it had legal reserves of $6.4 million and $5.7 million at June 30, 2015 and December 31, 2014, respectively. (See “Part II, Item 1, Legal Proceedings.”) It currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $1.3 million in the aggregate.

Note 19.  New Accounting Pronouncements

ASU 2015-03
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03 (“ASU 2015-03”), “Interest—Imputation of Interest (Subtopic 835-30).” The amendments in ASU 2015-03 simplify the presentation of debt issuance costs by requiring them to be presented as a deduction from the corresponding debt liability. Recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for the Company for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods. Early adoption is permitted. Once adopted, the Company will apply the new guidance retrospectively to all prior periods presented in the financial statements. Upon transition, it is required to comply with applicable disclosures for a change in accounting principle. These disclosures include the nature of and reason for the change in accounting principle; the transition method; a description of prior-period information that has been retrospectively adjusted; and the effect of the change on financial statement line items. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

ASU 2015-02
In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 provide guidance on revenue recognition and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than is required under the current guidance. These judgments may include identifying performance obligations in the contract; estimating the amount of variable consideration to be included in the transaction price; and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. On April 1, 2015, the FASB voted in favor of a one-year deferral of the effective date to December 15, 2017. Also, the FASB will permit public companies to adopt the amendment as of the original effective date. The Company is currently evaluating the method of adoption of this guidance and the impact on its consolidated financial statements.

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

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30, 2015
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	GUARANTOR ELIMINATIONS	CONSOLIDATED TOTAL
REVENUES	$349,879	$301,285	$16,589	$(14,118)	$653,635
EXPENSES	318,181	272,251	7,895	(14,118)	584,209
OTHER (EXPENSE) INCOME	(3,264)	299	83	—	(2,882)
Income from operations before taxes	28,434	29,333	8,777	—	66,544
Tax expense	10,231	10,553	3,158	—	23,942
Equity in net earnings of subsidiaries	24,399	—	—	(24,399)	—
NET INCOME	$42,602	$18,780	$5,619	$(24,399)	$42,602

	SIX MONTHS ENDED JUNE 30, 2015
REVENUES	$618,461	$549,285	$28,989	$(25,701)	$1,171,034
EXPENSES	568,529	502,947	15,229	(25,701)	1,061,004
OTHER (EXPENSE) INCOME	(2,838)	554	139	—	(2,145)
Income from operations before taxes	47,094	46,892	13,899	—	107,885
Tax expense	16,949	16,875	5,002	—	38,826
Equity in net earnings of subsidiaries	38,914	—	—	(38,914)	—
NET INCOME	$69,059	$30,017	$8,897	$(38,914)	$69,059

	THREE MONTHS ENDED JUNE 30, 2014
REVENUES	$297,734	$280,874	$11,145	$(12,364)	$577,389
EXPENSES	268,737	256,838	13,079	(12,364)	526,290
OTHER INCOME	790	289	25	—	1,104
Income (loss) from operations before taxes	29,787	24,325	(1,909)	—	52,203
Tax expense (benefit)	11,505	9,394	(738)	—	20,161
Equity in net earnings of subsidiaries	13,760	—	—	(13,760)	—
NET INCOME (LOSS)	$32,042	$14,931	$(1,171)	$(13,760)	$32,042

	SIX MONTHS ENDED JUNE 30, 2014
REVENUES	$548,141	$521,108	$19,343	$(21,520)	$1,067,072
EXPENSES	497,607	479,917	22,688	(21,520)	978,692
OTHER INCOME	1,485	483	25	—	1,993
Income (loss) from operations before taxes	52,019	41,674	(3,320)	—	90,373
Tax expense (benefit)	20,033	16,050	(1,279)	—	34,804
Equity in net earnings of subsidiaries	23,583	—	—	(23,583)	—
NET INCOME (LOSS)	$55,569	$25,624	$(2,041)	$(23,583)	$55,569

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED JUNE 30, 2015
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	GUARANTOR ELIMINATIONS	CONSOLIDATED TOTAL
Net income	$42,602	$18,780	$5,619	$(24,399)	$42,602
Other comprehensive loss, net:
Amortization of actuarial loss on defined benefit pension plan, net	4	—	—	—	4
Unrealized loss on marketable securities, available-for-sale, net	(150)	—	—	—	(150)
Other comprehensive loss, net	(146)	—	—	—	(146)
Comprehensive income	$42,456	$18,780	$5,619	$(24,399)	$42,456

	SIX MONTHS ENDED JUNE 30, 2015
Net income	$69,059	$30,017	$8,897	$(38,914)	$69,059
Other comprehensive (loss) income, net:
Amortization of actuarial loss on defined benefit pension plan, net	51	16	5	—	72
Unrealized loss on marketable securities, available-for-sale, net	(169)	—	—	—	(169)
Other comprehensive (loss) income, net	(118)	16	5	—	(97)
Comprehensive income	$68,941	$30,033	$8,902	$(38,914)	$68,962

	THREE MONTHS ENDED JUNE 30, 2014
Net income (loss)	$32,042	$14,931	$(1,171)	$(13,760)	$32,042
Other comprehensive income, net:
Amortization of actuarial loss on defined benefit pension plan, net	4	—	—	—	4
Unrealized gain on marketable securities, available-for-sale, net	236	—	—	—	236
Other comprehensive income, net	240	—	—	—	240
Comprehensive income (loss)	$32,282	$14,931	$(1,171)	$(13,760)	$32,282

	SIX MONTHS ENDED JUNE 30, 2014
Net income (loss)	$55,569	$25,624	$(2,041)	$(23,583)	$55,569
Other comprehensive income, net:
Amortization of actuarial loss on defined benefit pension plan, net	9	—	—	—	9
Unrealized gain on marketable securities, available-for-sale, net	424	—	—	—	424
Other comprehensive income, net	433	—	—	—	433
Comprehensive income (loss)	$56,002	$25,624	$(2,041)	$(23,583)	$56,002

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING BALANCE SHEETS

	JUNE 30, 2015
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	GUARANTOR ELIMINATIONS	CONSOLIDATED TOTAL
ASSETS
Cash and cash equivalents	$27,024	$242,732	$10,224	$—	$279,980
Marketable securities and restricted cash	17,341	—	18,727	—	36,068
Consolidated inventory owned	1,261,611	985,486	—	—	2,247,097
Consolidated inventory not owned	16,091	—	13,629	—	29,720
Total housing inventories	1,277,702	985,486	13,629	—	2,276,817
Investment in subsidiaries	469,513	—	—	(469,513)	—
Intercompany receivables	728,147	—	—	(728,147)	—
Other assets	212,992	70,311	145,578	—	428,881
TOTAL ASSETS	2,732,719	1,298,529	188,158	(1,197,660)	3,021,746
LIABILITIES
Accounts payable and other accrued liabilities	269,351	134,295	18,496	—	422,142
Financial services credit facilities	—	—	122,607	—	122,607
Debt	1,295,953	—	—	—	1,295,953
Intercompany payables	—	724,026	4,121	(728,147)	—
TOTAL LIABILITIES	1,565,304	858,321	145,224	(728,147)	1,840,702
EQUITY
STOCKHOLDERS’ EQUITY	1,167,415	440,208	29,305	(469,513)	1,167,415
NONCONTROLLING INTEREST	—	—	13,629	—	13,629
TOTAL LIABILITIES AND EQUITY	$2,732,719	$1,298,529	$188,158	$(1,197,660)	$3,021,746

	DECEMBER 31, 2014
ASSETS
Cash and cash equivalents	$29,993	$480,239	$10,963	$—	$521,195
Marketable securities and restricted cash	33,611	—	19,954	—	53,565
Consolidated inventory owned	1,116,024	898,988	—	—	2,015,012
Consolidated inventory not owned	16,381	—	14,430	—	30,811
Total housing inventories	1,132,405	898,988	14,430	—	2,045,823
Investment in subsidiaries	439,627	—	—	(439,627)	—
Intercompany receivables	915,926	—	—	(915,926)	—
Other assets	208,842	59,171	163,493	—	431,506
TOTAL ASSETS	2,760,404	1,438,398	208,840	(1,355,553)	3,052,089
LIABILITIES
Accounts payable and other accrued liabilities	272,752	125,333	22,533	—	420,618
Financial services credit facilities	—	—	129,389	—	129,389
Debt	1,403,079	—	—	—	1,403,079
Intercompany payables	—	902,874	13,052	(915,926)	—
TOTAL LIABILITIES	1,675,831	1,028,207	164,974	(915,926)	1,953,086
EQUITY
STOCKHOLDERS’ EQUITY	1,084,573	410,191	29,436	(439,627)	1,084,573
NONCONTROLLING INTEREST	—	—	14,430	—	14,430
TOTAL LIABILITIES AND EQUITY	$2,760,404	$1,438,398	$208,840	$(1,355,553)	$3,052,089

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

CONSOLIDATING STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2015
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	GUARANTOR ELIMINATIONS	CONSOLIDATED TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,059	$30,017	$8,897	$(38,914)	$69,059
Adjustments to reconcile net income to net cash (used for) provided by operating activities:	18,320	4,485	227	—	23,032
Changes in assets and liabilities	(170,716)	(86,211)	4,701	38,914	(213,312)
Other operating activities, net	(3,182)	—	—	—	(3,182)
Net cash (used for) provided by operating activities	(86,519)	(51,709)	13,825	—	(124,403)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	366	—	—	—	366
Additions to property, plant and equipment	(7,709)	(6,662)	(20)	—	(14,391)
Purchases of marketable securities, available-for-sale	—	—	(631)	—	(631)
Proceeds from sales and maturities of marketable securities, available-for-sale	349	—	531	—	880
Net cash used for investing activities	(6,994)	(6,662)	(120)	—	(13,776)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in debt	(126,481)	—	—	—	(126,481)
Decrease in borrowings against financial services credit facilities, net	—	—	(6,782)	—	(6,782)
Common stock dividends and stock-based compensation	13,629	—	—	—	13,629
Decrease in restricted cash	16,116	—	1,327	—	17,443
Intercompany balances	187,779	(178,848)	(8,931)	—	—
Other financing activities, net	(499)	(288)	(58)	—	(845)
Net cash provided by (used for) financing activities	90,544	(179,136)	(14,444)	—	(103,036)
Net decrease in cash and cash equivalents	(2,969)	(237,507)	(739)	—	(241,215)
Cash and cash equivalents at beginning of period	29,993	480,239	10,963	—	521,195
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,024	$242,732	$10,224	$—	$279,980

Notes to Consolidated Financial Statements (Unaudited)
The Ryland Group, Inc. and Subsidiaries

	SIX MONTHS ENDED JUNE 30, 2014
(in thousands)	TRG, INC.	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	GUARANTOR ELIMINATIONS	CONSOLIDATED TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$55,569	$25,624	$(2,041)	$(23,583)	$55,569
Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by operating activities:	16,501	4,489	203	—	21,193
Changes in assets and liabilities	(207,804)	(69,021)	71,281	23,583	(181,961)
Other operating activities, net	(992)	—	—	—	(992)
Net cash (used for) provided by operating activities from continuing operations	(136,726)	(38,908)	69,443	—	(106,191)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in unconsolidated joint ventures, net	366	—	—	—	366
Additions to property, plant and equipment	(6,448)	(3,380)	(47)	—	(9,875)
Purchases of marketable securities, available-for-sale	(238,315)	—	(800)	—	(239,115)
Proceeds from sales and maturities of marketable securities, available-for-sale	339,157	—	1,800	—	340,957
Net cash provided by (used for) investing activities from continuing operations	94,760	(3,380)	953	—	92,333
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in borrowings against financial services credit facilities, net	—	—	(14,006)	—	(14,006)
Common stock dividends and stock-based compensation	20,243	—	—	—	20,243
Increase in restricted cash	(3,859)	—	(1,776)	—	(5,635)
Intercompany balances	19,563	35,680	(55,243)	—	—
Other financing activities, net	(376)	—	(155)	—	(531)
Net cash provided by (used for) financing activities from continuing operations	35,571	35,680	(71,180)	—	71
Net decrease in cash and cash equivalents from continuing operations	(6,395)	(6,608)	(784)	—	(13,787)
Cash flows from operating activities— discontinued operations	—	(27)	—	—	(27)
Cash and cash equivalents at beginning of period	25,521	193,383	9,109	—	228,013
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,126	$186,748	$8,325	$—	$214,199

Note 21.  Subsequent Event

No event has occurred subsequent to June 30, 2015, that has required recognition or disclosure in the Company’s financial statements.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. The factors and assumptions upon which any forward-looking statements herein are based are subject to risks and uncertainties which include, among others:

•
risk relating to the Company's pending merger with Standard Pacific, including uncertainties as to the timing of the merger, the possibility that various closing conditions for the transaction may not be satisfied or waived, and Standard Pacific’s and the Company's business may suffer as a result of the uncertainty surrounding the transaction;

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Overview

The Company consists of six reportable segments: four geographically determined homebuilding regions; financial services; and corporate. All of the Company’s business is conducted and located in the United States. The Company’s operations span all significant aspects of the homebuying process—from design, construction and sale to mortgage origination, title and escrow services. The homebuilding operations are, by far, the most substantial part of its business, comprising approximately 98 percent of consolidated revenues for the quarter ended June 30, 2015. The homebuilding segments generate nearly all of their revenues from sales of completed homes, with a lesser amount from sales of land and lots.

On June 14, 2015, the Company entered into the Merger Agreement with Standard Pacific. Subject to the terms and conditions of the Merger Agreement, Standard Pacific and the Company have agreed that the Company will merge with and into Standard Pacific in a “merger of equals,” with Standard Pacific continuing as the Surviving Corporation, and the separate corporate existence of the Company will cease. Subject to the terms and conditions of the Merger Agreement, which was unanimously approved by the boards of directors of Standard Pacific and the Company, if the Merger is completed, each five shares of common stock issued and outstanding of Standard Pacific will be combined and converted into one issued and outstanding share of common stock of the Surviving Corporation and each share of common stock of the Company issued and outstanding will be converted and exchangeable for 1.0191 issued and outstanding shares of common stock of the Surviving Corporation. The proposed merger is subject to approval by the shareholders of the Company and Standard Pacific and other customary closing conditions. The Company currently expects the transaction to close in early Fall 2015. During the second quarter of 2015, the Company incurred transaction related fees totaling $3.6 million, which was reported in "Other (expense) income" within the Consolidated Statements of Earnings.

During the second quarter of 2015, a slow and steady housing market recovery continued to materialize, evidenced by attractive housing affordability; steady job growth; and consistent improvement in consumer confidence. As a result, the Company experienced year-over-year improvement in net income; new orders; homebuilding revenues; and selling, general and administrative expense leverage. Furthermore, a backlog dollar value of $1.4 billion as of June 30, 2015, represented an 8.3 percent increase from June 30, 2014, and provided for a solid order base leading into the second half of 2015. As housing supply constraints are contributing to increases in home prices, further increases in prices, along with a potential rise in interest rates, may adversely affect future affordability. Additionally, persistent lack of buyer urgency, relatively stagnant wage growth, a slowing population growth rate and elevated levels of student debt payments for first-time homebuyers may provide additional headwinds to the recovery.

The Company’s significant investments in land and land development during 2015 and over the last several years should position it to maintain consistent community count growth and provide for additional operating leverage from increased deliveries. Homeownership rates remain at historically low levels, and the Company believes that, as the housing recovery continues to materialize, growth in household formations may promote an improvement in sales absorption rates. The Company maintains a geographically diverse footprint in order to manage risk and believes that it is well positioned to take advantage of favorable trends and opportunities in all of its markets. Furthermore, continued strategic investment in its existing markets should facilitate additional market penetration and create a platform for future growth. Generating revenue growth, along with maintaining strong operating margins and remaining structurally lean in order to sustain leverage, continue to be the Company’s primary focus. Net income totaled $42.6 million, or $0.75 per diluted share, for the quarter ended June 30, 2015, compared to $32.0 million, or $0.57 per diluted share, for the same period in 2014. The number of active communities rose 12.1 percent to 344 active communities at June 30, 2015, from 307 active communities at June 30, 2014. Investments in new communities increased consolidated inventory owned by $231.8 million, or 11.4 percent, at June 30, 2015, compared to December 31, 2014.

The Company’s consolidated revenues rose 13.2 percent to $653.6 million for the second quarter of 2015, from $577.4 million for the same period in 2014. This increase was primarily attributable to a 6.7 percent rise in the number of homes delivered and to a 5.4 percent increase in average closing price, which provided a $70.9 million rise in housing revenue and a $5.4 million improvement in financial services revenue. The rise in the number of homes delivered resulted from 6.4 percent higher backlog at the beginning of the second quarter, compared to the prior year. The increase in average closing price was primarily due to a change in the product and geographic mix of homes delivered. Revenues for the homebuilding and financial services segments totaled $637.0 million and $16.6 million for the quarter ended June 30, 2015, compared to $566.2 million and $11.1 million for the quarter ended June 30, 2014, respectively.

New orders rose 7.1 percent to 2,387 units for the second quarter of 2015 from 2,228 units for the second quarter of 2014 primarily due to an increase in the number of active communities, partially offset by lower sales absorption rates. New order dollars rose 6.8 percent for the quarter ended June 30, 2015, compared to 2014. The Company’s average monthly sales absorption rate was 2.3 homes per community for the quarter ended June 30, 2015, versus 2.5 homes per community for the same period in 2014. The

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Company’s average monthly sales absorption rate is calculated as the net new orders in the period divided by the average number of active communities during the period divided by the number of months in that period.

Housing gross profit margin was 20.4 percent of revenues for the quarter ended June 30, 2015, compared to 21.2 percent for the same period in 2014. The decrease in gross profit margin was primarily driven by the mix of closings within the Company’s markets during the second quarter of 2015, compared to the same period in the prior year, as well as to an increase in land costs.

Selling, general and administrative expense totaled 10.9 percent of homebuilding revenues for the quarter ended June 30, 2015, compared to 11.8 percent for the same period in 2014. This decrease was primarily attributable to improved leverage that resulted from increased revenues.

The financial services segment reported pretax earnings of $8.8 million for the quarter ended June 30, 2015, compared to a pretax loss of $1.9 million in 2014. This increase was primarily attributable to higher locked loan and origination volumes during the second quarter of 2015, compared to the same period in 2014, and a decrease in litigation expense that related to the Countrywide settlement in the prior year.

The Company maintained a strong balance sheet, ending the second quarter of 2015 with $316.0 million in cash, cash equivalents and marketable securities. As of June 30, 2015, the Company’s earliest senior debt maturity is in 2017. Its net debt-to-capital ratio, including marketable securities, was 45.6 percent at June 30, 2015, compared to 43.3 percent at December 31, 2014.

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

Homebuilding Overview
The Company’s homes are built on-site and marketed in four major geographic regions, or reporting segments: North, Southeast, Texas and West. Within each of those segments, the Company operated in the following metropolitan areas at June 30, 2015:

North	Baltimore, Chicago, Delaware, Indianapolis, Metro Washington, D.C., Minneapolis/St. Paul, New Jersey, Northern Virginia and Philadelphia
Southeast	Atlanta, Charleston, Charlotte, Myrtle Beach, Orlando, Raleigh/Durham and Tampa
Texas	Austin, Dallas/Fort Worth, Houston and San Antonio
West	Denver, Las Vegas, Phoenix and Southern California

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except units)	2015	2014	2015	2014
REVENUES
Housing	$636,401	$565,488	$1,137,970	$1,046,129
Land and other	645	756	4,075	1,600
TOTAL REVENUES	637,046	566,244	1,142,045	1,047,729
EXPENSES
Cost of sales
Housing	506,602	445,511	909,180	824,823
Land and other	434	680	3,147	1,367
Total cost of sales	507,036	446,191	912,327	826,190
Selling, general and administrative	62,154	60,115	117,764	115,375
TOTAL EXPENSES	569,190	506,306	1,030,091	941,565
PRETAX EARNINGS	$67,856	$59,938	$111,954	$106,164
Closings (units)	1,814	1,700	3,277	3,170
Housing gross profit margin	20.4%	21.2%	20.1%	21.2%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended June 30, 2015, compared to three months ended June 30, 2014

The homebuilding segments reported pretax earnings of $67.9 million for the second quarter of 2015, compared to pretax earnings of $59.9 million for the same period in 2014. This increase in homebuilding pretax earnings was primarily due to a rise in revenues and to a reduction in selling, general and administrative expense as a percentage of homebuilding revenues, partially offset by a lower housing gross profit margin.

Homebuilding revenues increased 12.5 percent to $637.0 million for the second quarter of 2015 from $566.2 million for the same period in 2014 due to a 6.7 percent rise in the number of homes delivered and to a 5.4 percent increase in average closing price. The Company’s closings increased to 1,814 units for the quarter ended June 30, 2015, from 1,700 units for the quarter ended June 30, 2014, due to higher backlog at the beginning of the second quarter of 2015, compared to the prior year. The increase in average closing price was due to a change in the product and geographic mix of homes delivered during the second quarter of 2015, versus the same period in 2014.

In order to manage its risk from land investments and monetize certain land positions, the Company executed several land and lot sales during the quarter. Homebuilding revenues for the second quarter of 2015 included $645,000 from land sales, which resulted in pretax earnings of $211,000, compared to homebuilding revenues for the second quarter of 2014 that included $756,000 from land sales, which resulted in pretax earnings of $76,000. Gross profit margin from land sales was 32.7 percent for the three months ended June 30, 2015, compared to 10.1 percent for the same period in 2014. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Housing gross profit margin for the second quarter of 2015 was 20.4 percent, compared to 21.2 percent for the same period in 2014. The decrease in gross profit margin was primarily driven by the mix of closings within the Company’s markets during the second quarter of 2015, compared to the same period in the prior year, as well as to an increase in land costs.

For the three months ended June 30, 2015 and 2014, the Company capitalized all interest incurred, resulting in no interest expense. Interest incurred principally to finance land acquisitions, land development and home construction totaled $15.8 million and $17.2 million for the three months ended June 30, 2015 and 2014, respectively.

Six months ended June 30, 2015, compared to six months ended June 30, 2014

The homebuilding segments reported pretax earnings of $112.0 million for the first six months of 2015, compared to pretax earnings of $106.2 million for the same period in 2014. This increase in homebuilding pretax earnings was primarily due to a rise in revenues and to a reduction in selling, general and administrative expense as a percentage of homebuilding revenues, partially offset by a lower housing gross profit margin.

Homebuilding revenues increased 9.0 percent to $1.1 billion for the first six months of 2015 from $1.0 billion for the same period in 2014 due to a 5.2 percent rise in average closing price and to a 3.4 percent increase in the number of homes delivered. The rise in average closing price was due to a change in the product and geographic mix of homes delivered during the first six months of 2015, versus the same period in 2014. The Company’s closings increased to 3,277 units for the first six months of 2015, compared to 3,170 units for the same period in 2014, due to an 8.2 percent increase in new orders for 2015, compared to 2014.

In order to manage its risk from land investments and monetize certain land positions, the Company executed several land and lot sales during the first six months of 2015. Homebuilding revenues for the first six months of 2015 included $4.1 million from land sales, which resulted in pretax earnings of $928,000, compared to homebuilding revenues for the first six months of 2014 that included $1.6 million from land sales, which resulted in pretax earnings of $233,000. Gross profit margin from land sales was 22.8 percent for the six months ended June 30, 2015, compared to 14.6 percent for the same period in 2014. Fluctuations in revenues and gross profit percentages from land sales are a product of local market conditions and changing land portfolios. The Company generally purchases land and lots with the intent to build homes on those lots and sell them; however, it occasionally sells a portion of its land to other homebuilders or third parties.

Housing gross profit margin for the first six months of 2015 was 20.1 percent, compared to 21.2 percent for the same period in 2014. The decrease in gross profit margin was primarily driven by the mix of closings within the Company’s markets during the six months ended June 30, 2015, compared to the same period in the prior year.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

For the first six months of 2015 and 2014, the Company capitalized all interest incurred, resulting in no interest expense. Interest incurred principally to finance land acquisitions, land development and home construction totaled $31.8 million and $34.3 million for the six months ended June 30, 2015 and 2014, respectively. This decrease in interest incurred was due to the settlement of the Company’s 5.4 percent senior notes in January 2015. (See Note 13, “Debt and Credit Facilities.”)

Consolidated inventory owned by the Company, which includes homes under construction; land under development and improved lots; and cash deposits related to consolidated inventory not owned, rose 11.4 percent to $2.3 billion at June 30, 2015, from $2.0 billion at December 31, 2014. Homes under construction increased 18.4 percent to $905.5 million at June 30, 2015, from $764.9 million at December 31, 2014. Land under development and improved lots totaled $1.3 billion at June 30, 2015 and December 31, 2014. The Company had 482 model homes with inventory values totaling $138.1 million at June 30, 2015, compared to 449 model homes with inventory values totaling $132.3 million at December 31, 2014. In addition, it had 1,014 started and unsold homes with inventory values totaling $190.0 million at June 30, 2015, compared to 1,024 started and unsold homes with inventory values totaling $252.4 million at December 31, 2014.

The following table provides certain information with respect to the Company’s number of residential communities and lots controlled at June 30, 2015:

	COMMUNITIES
		NEW AND		HELD-		TOTAL LOTS
	ACTIVE	NOT YET OPEN	INACTIVE	FOR-SALE	TOTAL	CONTROLLED	[1]
North	102	63	10	2	177	14,664
Southeast	92	66	8	5	171	12,552
Texas	93	33	—	2	128	6,653
West	57	35	—	—	92	6,543
Total	344	197	18	9	568	40,412
1 Includes lots controlled through the Company’s investments in joint ventures.

Inactive communities consist of projects on hold for future home sales. At June 30, 2015, of the 9 communities that were held-for-sale, 8 communities had fewer than 20 lots remaining.

Favorable affordability levels and slowly improving economic conditions in most housing submarkets have allowed the Company to focus on growing its number of active communities and on increasing its profitability, all while balancing those two objectives with cash preservation. During the quarter ended June 30, 2015, it secured 3,170 owned or optioned lots, opened 37 communities and closed 33 communities. The Company ended the quarter with 12.1 percent more active communities at June 30, 2015, compared to June 30, 2014. The number of lots controlled totaled 39,801 lots at June 30, 2015, compared to 38,973 lots at December 31, 2014. Optioned lots, as a percentage of total lots controlled, were 34.5 percent and 35.1 percent at June 30, 2015 and December 31, 2014, respectively. In addition, 611 lots and 623 lots were controlled by the Company under joint venture agreements at June 30, 2015 and December 31, 2014, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides a summary of results for the Company’s homebuilding segments for the three- and six-month periods presented:

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

(in thousands)	2015	2014	2015	2014
NORTH
Revenues	$178,477	$154,111	$314,131	$287,675
Expenses
Cost of sales	143,492	122,135	252,259	229,535
Selling, general and administrative	17,230	17,022	32,578	32,392
Total expenses	160,722	139,157	284,837	261,927
Pretax earnings	$17,755	$14,954	$29,294	$25,748
Housing gross profit margin	19.6%	20.7%	19.6%	20.2%
SOUTHEAST
Revenues	$166,042	$140,791	$302,591	$267,458
Expenses
Cost of sales	129,410	108,505	238,295	205,539
Selling, general and administrative	16,776	15,023	31,797	29,799
Total expenses	146,186	123,528	270,092	235,338
Pretax earnings	$19,856	$17,263	$32,499	$32,120
Housing gross profit margin	22.1%	23.0%	21.3%	23.2%
TEXAS
Revenues	$127,610	$125,138	$243,058	$236,289
Expenses
Cost of sales	104,899	100,813	200,388	190,455
Selling, general and administrative	13,920	14,749	27,150	28,411
Total expenses	118,819	115,562	227,538	218,866
Pretax earnings	$8,791	$9,576	$15,520	$17,423
Housing gross profit margin	17.8%	19.4%	17.6%	19.4%
WEST
Revenues	$164,917	$146,204	$282,265	$256,307
Expenses
Cost of sales	129,235	114,738	221,385	200,661
Selling, general and administrative	14,228	13,321	26,239	24,773
Total expenses	143,463	128,059	247,624	225,434
Pretax earnings	$21,454	$18,145	$34,641	$30,873
Housing gross profit margin	21.6%	21.5%	21.6%	21.7%
TOTAL
Revenues	$637,046	$566,244	$1,142,045	$1,047,729
Expenses
Cost of sales	507,036	446,191	912,327	826,190
Selling, general and administrative	62,154	60,115	117,764	115,375
Total expenses	569,190	506,306	1,030,091	941,565
Pretax earnings	$67,856	$59,938	$111,954	$106,164
Housing gross profit margin	20.4%	21.2%	20.1%	21.2%

Three months ended June 30, 2015, compared to three months ended June 30, 2014

North—Homebuilding revenues improved 15.8 percent to $178.5 million in 2015 from $154.1 million in 2014 primarily due to a 16.9 percent rise in the number of homes delivered. This increase in the number of homes delivered was largely attributable to a rise in closings in the Indianapolis and Washington, D.C., markets, partially offset by a decline in the Baltimore market. Gross profit margin on home sales was 19.6 percent in 2015, compared to 20.7 percent in 2014. This decrease was primarily related to

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

land and direct construction costs outpacing price increases. As a result, the North region generated pretax earnings of $17.8 million in 2015, compared to pretax earnings of $15.0 million in 2014.

Southeast—Homebuilding revenues improved 17.9 percent to $166.0 million in 2015 from $140.8 million in 2014 primarily due to a 7.2 percent increase in the number of homes delivered and to a 10.4 percent rise in average closing price. The increase in the number of homes delivered was driven by the Tampa market, as most other markets were relatively flat year-over-year. Average closing price increased in all markets, with the largest contributions coming from the Orlando and Atlanta markets, primarily from the opening of new, higher-priced communities. Gross profit margin on home sales was 22.1 percent in 2015, compared to 23.0 percent in 2014, which resulted from the mix of closings within the segment’s markets and the closing out of higher-margin communities in the Charleston market. As a result, the Southeast region generated pretax earnings of $19.9 million in 2015, compared to pretax earnings of $17.3 million in 2014.

Texas—Homebuilding revenues improved 2.0 percent to $127.6 million in 2015 from $125.1 million in 2014 primarily due to a 10.6 percent rise in average closing price, partially offset by an 8.0 percent decrease in the number of homes delivered. The increase in average closing price was broad-based across all markets. The decline in the number of homes delivered was primarily attributable to the Houston and Dallas markets, partially offset by an increase in the San Antonio market. Gross profit margin on home sales was 17.8 percent in 2015, compared to 19.4 percent in 2014, which resulted from the mix of closings within the segment’s markets, as well as to land costs outpacing price increases in the Houston market. As a result, the Texas region generated pretax earnings of $8.8 million in 2015, compared to pretax earnings of $9.6 million in 2014.

West—Homebuilding revenues improved 12.8 percent to $164.9 million in 2015 from $146.2 million in 2014 primarily due to an 8.5 percent increase in the number of homes delivered and to a 3.8 percent rise in average closing price. The Phoenix and Denver markets were the largest contributors to the increase in the number of homes delivered. The rise in average closing price was primarily due to strong pricing power and to a shift in product mix to higher-priced communities in the Southern California market, partially offset by a decline in average closing price in the Phoenix market due to a shift in product mix to lower-priced communities. Gross profit margin on home sales was flat at 21.6 percent in 2015, compared to 21.5 percent in 2014. As a result, the West region generated pretax earnings of $21.5 million in 2015, compared to pretax earnings of $18.1 million in 2014.

Six months ended June 30, 2015, compared to six months ended June 30, 2014

North—Homebuilding revenues improved 9.2 percent to $314.1 million in 2015 from $287.7 million in 2014 primarily due to an 8.7 percent rise in the number of homes delivered. This increase in the number of homes delivered was largely attributable to an increase in the Indianapolis and Washington, D.C., markets, partially offset by a decline in the Baltimore market. Gross profit margin on home sales was 19.6 percent in 2015, compared to 20.2 percent in 2014. This decrease was primarily related to a change in the product and geographic mix, as well as to direct construction costs outpacing price increases. As a result, the North region generated pretax earnings of $29.3 million in 2015, compared to pretax earnings of $25.7 million in 2014.

Southeast—Homebuilding revenues improved 13.1 percent to $302.6 million in 2015 from $267.5 million in 2014 primarily due to a 1.7 percent increase in the number of homes delivered and to an 11.5 percent rise in average closing price. The rise in the number of homes delivered was primarily due to an increase in the Tampa and Raleigh markets, partially offset by a decline in the Orlando market. Average closing price increased in all markets, with the largest contributions coming from the Orlando and Atlanta markets primarily from the opening of new, higher-priced communities. Gross profit margin on home sales was 21.3 percent in 2015, compared to 23.2 percent in 2014, which resulted from the mix of closings within the segment’s markets and the closing out of higher-margin communities in the Charleston market. As a result, the Southeast region generated pretax earnings of $32.5 million in 2015, compared to pretax earnings of $32.1 million in 2014.

Texas—Homebuilding revenues improved 2.9 percent to $243.1 million in 2015 from $236.3 million in 2014 primarily due to an 8.8 percent rise in average closing price, partially offset by a 6.5 percent decrease in the number of homes delivered. The increase in average closing price was broad-based across all markets. The decline in the number of homes delivered was primarily attributable to the Houston and Dallas markets, partially offset by an increase in the San Antonio market. Gross profit margin on home sales was 17.6 percent in 2015, compared to 19.4 percent in 2014, which resulted from the mix of closings within the segment’s markets, as well as to land costs outpacing price increases in the Houston market. As a result, the Texas region generated pretax earnings of $15.5 million in 2015, compared to pretax earnings of $17.4 million in 2014.

West—Homebuilding revenues improved 10.1 percent to $282.3 million in 2015 from $256.3 million in 2014 primarily due to a 10.2 percent rise in the number of homes delivered. The Phoenix and Denver markets were the largest contributors to the increase in the number of homes delivered. Gross profit margin on home sales was flat at 21.6 percent in 2015, compared to 21.7 percent

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

in 2014. As a result, the West region generated pretax earnings of $34.6 million in 2015, compared to pretax earnings of $30.9 million in 2014.

New Orders
Historically, new order activity is higher in the spring and summer months. As a result, the Company typically has more homes under construction, closes more homes, and has greater revenues and operating income in the third and fourth quarters of its fiscal year. Historical results, however, are not necessarily indicative of current or future homebuilding activities.

The following table provides the Company’s new orders (units and aggregate sales values) for the three- and six-month periods presented:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2015	2014	% CHG	2015	2014	% CHG
UNITS
North	645	657	(1.8)%	1,352	1,267	6.7%
Southeast	681	670	1.6	1,371	1,305	5.1
Texas	467	453	3.1	942	960	(1.9)
West	594	448	32.6	1,111	882	26.0
Total	2,387	2,228	7.1%	4,776	4,414	8.2%
DOLLARS (in millions)
North	$206	$208	(1.1)%	$432	$399	8.3%
Southeast	215	218	(1.4)	431	410	5.1
Texas	166	152	9.1	326	317	3.0
West	226	183	23.7	438	365	19.8
Total	$813	$761	6.8%	$1,627	$1,491	9.1%

New orders increased 7.1 percent to 2,387 units for the second quarter of 2015 from 2,228 units for the same period in 2014, and new order dollars rose 6.8 percent for the second quarter of 2015, compared to the same period in 2014. The overall increase in new orders was primarily due to a 12.1 percent rise in active communities, partially offset by lower average monthly sales absorption rates. The Company’s average monthly sales absorption rate was 2.3 homes per community for the second quarter of 2015, versus 2.5 homes per community for the same period in 2014.

New orders for the second quarter of 2015 increased by 1.6 percent in the Southeast, 3.1 percent in Texas and 32.6 percent in the West, compared to the same period in 2014, primarily due an increase in the average number of active communities, partially offset by a decline in sales absorption rates. New orders for the second quarter of 2015 decreased 1.8 percent in the North, compared to the same period in 2014, due to a decline in sales absorption rates, partially offset by an increase in the average number of active communities.

The following table provides the number of the Company’s active communities:

	JUNE 30, 2015	JUNE 30, 2014	% CHG
North	102	101	1.0%
Southeast	92	93	(1.1)
Texas	93	73	27.4
West	57	40	42.5
Total	344	307	12.1%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s cancellation rates, which are defined as cancelled orders divided by gross new orders, for the three- and six-month periods presented:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2015	2014	% CHG	2015	2014	% CHG
North	15.7%	15.1%	0.6%	16.1%	14.6%	1.5%
Southeast	13.7	16.9	(3.2)	14.3	15.9	(1.6)
Texas	19.2	21.8	(2.6)	17.2	19.4	(2.2)
West	14.0	17.9	(3.9)	13.8	16.9	(3.1)
Total	15.4%	17.6%	(2.2)%	15.3%	16.5%	(1.2)%

The following table provides the Company’s sales incentives and price concessions (average dollar value per unit closed and percentage of revenues) for the three- and six-month periods presented:

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
	2015		2014		2015		2014
	AVG $	% OF	AVG $	% OF	AVG $	% OF	AVG $	% OF
(in thousands)	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES	PER UNIT	REVENUES
North	$24	7.1%	$20	5.9%	$25	7.3%	$19	5.5%
Southeast	24	7.0	23	7.4	25	7.3	21	7.0
Texas	36	9.2	35	9.8	38	9.8	34	9.6
West	18	4.1	18	4.2	19	4.2	19	4.4
Total	$25	6.7%	$24	6.7%	$27	7.1%	$23	6.6%

Closings
The following table provides the Company’s closings and average closing prices for the three- and six-month periods presented:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2015	2014	% CHG	2015	2014	% CHG
UNITS
North	553	473	16.9%	975	897	8.7%
Southeast	522	487	7.2	949	933	1.7
Texas	358	389	(8.0)	692	740	(6.5)
West	381	351	8.5	661	600	10.2
Total	1,814	1,700	6.7%	3,277	3,170	3.4%
AVERAGE PRICE (in thousands)
North	$322	$325	(0.9)%	$321	$320	0.3%
Southeast	318	288	10.4	319	286	11.5
Texas	356	322	10.6	347	319	8.8
West	433	417	3.8	427	427	—
Total	$351	$333	5.4%	$347	$330	5.2%

Outstanding Contracts
Outstanding contracts denote the Company’s backlog of homes sold, but not closed, which are generally built and closed, subject to cancellations, over the subsequent two quarters. At June 30, 2015, the Company had outstanding contracts of 4,116 units, representing a 57.3 percent increase from 2,617 units at December 31, 2014, and a 6.4 percent rise from 3,870 units at June 30, 2014. The Company’s $1.4 billion value of outstanding contracts at June 30, 2015, represented an 8.3 percent increase from the $1.3 billion value of outstanding contracts at June 30, 2014.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides the Company’s outstanding contracts (units, aggregate dollar values and average prices) at June 30, 2015 and 2014:

			2015			2014
	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)	UNITS	DOLLARS (in millions)	AVERAGE PRICE (in thousands)
North	1,174	$375	$320	1,202	$378	$315
Southeast	1,205	393	326	1,174	376	320
Texas	802	280	349	834	279	335
West	935	359	384	660	266	403
Total	4,116	$1,407	$342	3,870	$1,299	$336

Impairments
As required by ASC 360, inventory is reviewed for potential impairments on an ongoing basis. ASC 360 requires that, in the event that impairment indicators are present and undiscounted cash flows signify that the carrying amount of an asset is not recoverable, impairment charges must be recorded if the fair value of the asset is less than its carrying amount. (See Note 9, “Housing Inventories.”) There were no inventory valuation adjustments for the quarters ended June 30, 2015 or 2014. The Company periodically writes off preacquisition feasibility costs and earnest money deposits related to land and lot option purchase contracts that it no longer plans to pursue. The Company wrote off $582,000 and $490,000 in preacquisition feasibility costs and earnest money deposits during the second quarters of 2015 and 2014, respectively. The Company wrote off $1.0 million and $973,000 in preacquisition feasibility costs and earnest money deposits during the six months ended June 30, 2015 and 2014, respectively. Should homebuilding market conditions weaken or the Company be unsuccessful in renegotiating certain land option purchase contracts, it may write off additional preacquisition feasibility costs and earnest money deposits in future periods.

Financial Services
The Company’s financial services segment provides mortgage-related products and services, as well as title and escrow services, to its homebuyers. By aligning its operations with the Company’s homebuilding segments, the financial services segment leverages this relationship to offer its lending services to homebuyers, which, in turn, helps the Company monitor its backlog and closing process. RMC’s mortgage origination operations consist primarily of mortgage loans originated in connection with sales of the Company’s homes. The mortgage capture rate represents the percentage of homes closed and available to capture by the Company that were financed with mortgage loans originated by RMC. Substantially all of the loans RMC originates are sold to third-party investors within a short period of time in the secondary mortgage market on a servicing-released basis. The third-party investor then services and manages the loans. The fair values of RMC’s mortgage loans held-for-sale totaled $129.8 million and $153.4 million at June 30, 2015 and December 31, 2014, respectively.

STATEMENTS OF EARNINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

(in thousands, except units)	2015	2014	2015	2014
REVENUES
Income from origination and sale of mortgage loans, net	$13,445	$8,475	$23,219	$14,115
Title, escrow and insurance	2,618	2,235	4,733	4,132
Interest and other	526	435	1,037	1,096
TOTAL REVENUES	16,589	11,145	28,989	19,343
EXPENSES	7,895	13,079	15,229	22,688
OTHER INCOME	83	25	139	25
PRETAX EARNINGS (LOSS)	$8,777	$(1,909)	$13,899	$(3,320)
Originations (units)	1,053	835	1,867	1,539
Ryland Homes origination capture rate	65.4%	60.4%	64.2%	60.3%

Three months ended June 30, 2015, compared to three months ended June 30, 2014

For the three months ended June 30, 2015, the financial services segment reported pretax earnings of $8.8 million, compared to a pretax loss of $1.9 million for the same period in 2014. Revenues for the financial services segment rose 48.8 percent to $16.6 million for the three months ended June 30, 2015, compared to $11.1 million for the same period in the prior year. This increase

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

in revenues for the second quarter of 2015, compared to the same period in 2014, was primarily attributable to higher locked loan and origination volumes. The rise in volume levels was the result of a 5.0 percent improvement in capture rate, as well as the gradual introduction of mortgage-related products and services into new markets during 2014. For the three months ended June 30, 2015 and 2014, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 65.4 percent and 60.4 percent, respectively. For the three months ended June 30, 2015, financial services expense decreased by 39.6 percent to $7.9 million from $13.1 million for the same period in 2014. This decline was primarily due to a decrease in litigation expense that related to the Countrywide settlement in the prior year.

Six months ended June 30, 2015, compared to six months ended June 30, 2014

For the six months ended June 30, 2015, the financial services segment reported pretax earnings of $13.9 million, compared to a pretax loss of $3.3 million for the same period in 2014. Revenues for the financial services segment rose 49.9 percent to $29.0 million for the six months ended June 30, 2015, compared to $19.3 million for the same period in the prior year. This increase in revenues for the first six months of 2015, compared to the same period in 2014, was primarily attributable to higher locked loan and origination volumes. The rise in volume levels was the result of a 3.9 percent improvement in capture rate, as well as the gradual introduction of mortgage-related products and services into new markets during 2014. For the six months ended June 30, 2015 and 2014, the capture rates of mortgages originated for customers of the Company’s homebuilding operations were 64.2 percent and 60.3 percent, respectively. For the six months ended June 30, 2015, financial services expense decreased by 32.9 percent to $15.2 million from $22.7 million for the same period in 2014. This decline was primarily due to lower litigation expense and a reduction in expense that related to a change in the estimate of ultimate insurance loss liability in the prior year.

Income Taxes
The Company’s income tax expense was $23.9 million and $38.8 million for the three and six months ended June 30, 2015, respectively, compared to $20.2 million and $34.8 million for the three and six months ended June 30, 2014, respectively. Its provision for income tax presented an overall effective income tax expense rate of 36.0 percent for the three and six months ended June 30, 2015, compared to 38.6 percent and 38.5 percent for the three and six months ended June 30, 2014, respectively. The change in the overall effective income tax rate for 2015 from 2014 was primarily due to the tax benefit that resulted from the domestic production activities deduction.

Deferred tax assets are recognized for estimated tax effects that are attributable to deductible temporary differences and tax carryforwards related to tax credits and NOLs. They are realized when existing temporary differences are carried back to a profitable year(s) and/or carried forward to a future year(s) having taxable income. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses; actual earnings; forecasts of future earnings; the duration of statutory carryforward periods; the Company’s experience with NOL carryforwards not expiring unused; and tax planning alternatives. At June 30, 2015 and December 31, 2014, the Company’s net deferred tax assets totaled $84.4 million and $91.8 million, respectively, with no valuation allowance against its net deferred tax assets.

Financial Condition and Liquidity
The Company has historically funded its homebuilding and financial services operations with cash flows from operating activities; the issuance of new debt securities; borrowings from revolving credit facilities; and borrowings under financial services credit facilities. Under current market conditions, the Company is focused on maintaining a strong balance sheet by generating cash from active communities and by extending debt maturities when market conditions are favorable, as well as by investing in new communities to facilitate continued growth and profitability. As a result of this strategy, the Company opened 37 new communities during the second quarter of 2015; has senior debt and convertible senior debt with various maturities through 2022 (See Note 13, “Debt and Credit Facilities.”); and ended the quarter with $316.0 million in cash, cash equivalents and marketable securities. Additionally, the Company had $213.5 million available under an unsecured revolving credit facility at June 30, 2015.

Consolidated inventory owned by the Company increased 11.4 percent to $2.3 billion at June 30, 2015, compared to $2.0 billion at December 31, 2014. The Company continues to grow at a healthy rate and strives to maintain a projected four- to five-year supply of land. At June 30, 2015, it controlled 39,801 lots, with 26,090 lots owned and 13,711 lots, or 34.5 percent, under option, compared to 38,973 lots controlled at December 31, 2014. The Company also controlled 611 lots and 623 lots under joint venture agreements at June 30, 2015 and December 31, 2014, respectively. (See Note 12, “Investments in Joint Ventures.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

At June 30, 2015, the Company’s net debt-to-capital ratio, including marketable securities, was 45.6 percent, compared to 43.3 percent at December 31, 2014. The Company remains focused on maintaining its liquidity so that it can be flexible in reacting to changing market conditions.

During the six months ended June 30, 2015, the Company used $124.4 million of cash for operating activities, which included cash outflows related to a $219.1 million increase in inventories and $28.3 million from changes in other assets, liabilities and other operating activities, partially offset by cash inflows of $92.1 million from current period net income; $23.6 million from a decrease in mortgage loans held-for-sale; and $7.3 million from a decline in deferred income taxes. It used $13.8 million of cash for investing activities, which included cash outflows of $14.4 million related to an increase in property, plant and equipment, partially offset by cash inflows of $366,000 related to a net return of investments in unconsolidated joint ventures and $249,000 related to net reductions in investments in marketable securities. The Company used $103.0 million for financing activities, which included cash outflows of $126.5 million for retirement of long-term debt; net repayments of $6.8 million against the financial services credit facilities; payments of $2.9 million for common stock dividends; and $845,000 for other financing activities, partially offset by cash inflows of $17.4 million from a decrease in restricted cash and $16.5 million from the issuance of common stock under stock-based compensation. As a result, net cash used during the six months ended June 30, 2015, totaled $241.2 million.

Dividends declared totaled $0.03 per share for the three months ended June 30, 2015 and 2014.

For the quarter ended June 30, 2015, borrowing arrangements for the homebuilding segments included senior notes; convertible senior notes; nonrecourse secured notes payable; and its $300.0 million unsecured revolving credit facility. Senior notes outstanding, net of discount, totaled $1.3 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively. (See Note 13, “Debt and Credit Facilities.”)

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

Outstanding borrowings under the Credit Facility will bear interest at a fluctuating rate per annum that is equal to the base rate or the reserve-adjusted LIBOR rate in each case, plus an applicable margin that is determined based on changes in the leverage ratio of the Company and its homebuilding segment subsidiaries. The Company did not have any outstanding borrowings against the Revolving Credit Facility at June 30, 2015 or December 31, 2014. The Company provides letters of credit in the ordinary course of its business. It did have unsecured letters of credit outstanding under its Letter of Credit Subfacility that totaled $86.5 million and $67.7 million at June 30, 2015 and December 31, 2014, respectively. The unused borrowing capacity of the Credit Facility totaled $213.5 million and $232.3 million at June 30, 2015 and December 31, 2014, respectively.

Senior notes; convertible senior notes; credit facilities; and indenture agreements are subject to certain covenants that include, among other things, restrictions on additional secured debt and the sale of assets. The Company was in compliance with these covenants at June 30, 2015.

To finance its land purchases, the Company may also use nonrecourse secured notes payable. At June 30, 2015 and December 31, 2014, outstanding nonrecourse secured notes payable totaled $24.8 million and $5.8 million, respectively.

The financial services segment uses funds made available under its credit facilities and cash generated internally to finance its operations.

During 2014, RMCMC entered into a $50.0 million warehouse line of credit with Comerica Bank, which was subsequently extended in April 2015 to expire in April 2016, and allows for borrowings of $50.0 million to $100.0 million, subject to the terms and conditions set forth in the agreement. This facility is used to fund, and is secured by, mortgages originated by RMCMC that are pending sale. Under the terms of this facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2015, RMCMC was in compliance with these covenants. Outstanding borrowings against the credit facility totaled $63.3 million and $48.5 million at June 30, 2015 and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2014, respectively, with a weighted-average effective interest rate of 3.0 percent at June 30, 2015 and December 31, 2014.

During 2011, RMCMC entered into a $50.0 million repurchase credit facility with JPM, which was subsequently increased to $100.0 million during 2014 and will expire in November 2015. This facility is used to fund, and is secured by, mortgages originated by RMCMC that are pending sale. Under the terms of the facility, RMCMC is required to maintain various financial and other covenants and to satisfy certain requirements relating to the mortgages securing the facility. At June 30, 2015, RMCMC was in compliance with these covenants. Outstanding borrowings against the credit facility totaled $59.3 million and $80.9 million at June 30, 2015 and December 31, 2014, respectively, with weighted-average effective interest rates of 2.9 percent and 3.2 percent at June 30, 2015 and December 31, 2014, respectively.

The Company did not repurchase any shares of its outstanding common stock during the first six months of 2015. The Company had existing authorization of $112.6 million from its Board of Directors to purchase 2.4 million additional shares, based on the Company’s stock price at June 30, 2015. Outstanding shares of common stock at June 30, 2015 and December 31, 2014, totaled 46,849,340 and 46,296,045, respectively.

During the first quarter of 2015, the Company filed a shelf registration with the Securities and Exchange Commission. The registration statement provides that securities may be offered, from time to time, in one or more series and in the form of senior, subordinated or convertible debt; preferred stock; preferred stock represented by depository shares; common stock; stock purchase contracts; stock purchase units; and warrants to purchase both debt and equity securities. The Company filed this registration statement to replace the prior registration statement that expired in January 2015. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. The timing and amount of future offerings, if any, will depend on market and general business conditions.

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

Off—Balance Sheet Arrangements
In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Land and lot option purchase contracts enable the Company to control significant lot positions with a minimal capital investment, thereby reducing the risks associated with land ownership and development. At June 30, 2015, the Company had $75.2 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $783.7 million, of which option contracts totaling $1.4 million contained specific performance provisions. At December 31, 2014, the Company had $72.8 million in cash deposits and letters of credit outstanding pertaining to land and lot option purchase contracts with an aggregate purchase price of $847.1 million, of which option contracts totaling $1.4 million contained specific performance provisions. The Company’s liability is generally limited to forfeiture of nonrefundable deposits, letters of credit and other nonrefundable amounts incurred.

Pursuant to ASC 810, the Company consolidated $29.7 million and $30.8 million of inventory not owned related to land and lot option purchase contracts at June 30, 2015 and December 31, 2014, respectively. (See Note 11, “Variable Interest Entities (‘VIE’).”)

At June 30, 2015 and December 31, 2014, the Company had outstanding letters of credit under secured letter of credit agreements that totaled $17.5 million and $33.3 million, respectively. Additionally, it had $86.5 million and $67.7 million of unsecured letters of credit under its Credit Facility at June 30, 2015 and December 31, 2014, respectively. The Company had development or performance bonds that totaled $203.1 million, issued by third parties, to secure performance under various contracts and obligations related to land or municipal improvements at June 30, 2015, compared to $189.4 million at December 31, 2014. The Company expects that the obligations secured by these letters of credit and performance bonds will generally be satisfied in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are fulfilled, the related letters of credit and performance bonds will be released, and the Company will not have any continuing obligations.

The Company has no material third-party guarantees other than those associated with its senior notes. (See Note 20, “Supplemental Guarantor Information.”)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Critical Accounting Policies
Preparation of the Company’s consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of inherently uncertain matters. There were no significant changes to the Company’s critical accounting policies during the six-month period ended June 30, 2015, compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Outlook
The Company believes that the housing market is experiencing a slow but steady multi-year recovery. This recovery has been supported by attractive housing affordability, driven by sustained low interest rates; continued improvement in consumer sentiment; and positive macroeconomic indicators. The Federal Reserve remains cautious and is maintaining a close watch of inflation measures. The expectation, however, is that they may take action in the second half of 2015 for measured rate increases. The Company believes that it could capture a potential growth in demand stemming from a stronger macroeconomic environment that is expected to drive potential rate increases. These factors should provide a healthy backdrop for industry participants.

With homeownership rates near historical lows and buyers constrained by a limited supply of homes on the market, the Company remains well positioned to participate in the continued recovery. The homebuilding segments have a healthy supply of lots to deliver sustained growth in community count during the remainder of 2015 and into the future, and they will remain focused on maintaining strong operating profit margins. Continued investment in land acquisition and development should support growth in the homebuilding segments going forward, providing for additional operating leverage as deliveries increase. Additionally, the financial services segment continues to provide outstanding service and value to the Company’s homebuyers, contributing to improvement in the segment's capture rates and financial results. As the housing market recovery continues to unfold, the Company’s execution of its strategic initiatives are expected to contribute to increased shareholder value.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2014. For information regarding the Company’s market risk, refer to “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.  Controls and Procedures

The Company has procedures in place for accumulating and evaluating information that enable it to prepare and file reports with the SEC. At the end of the period covered by this report on Form 10-Q, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015. Additionally, the Company’s general counsel ensures that its disclosure controls and procedures are effective at the reasonable assurance level. These disclosure controls and procedures are designed such that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, as well as accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At December 31, 2014, the Company completed a detailed evaluation of its internal control over financial reporting, including the assessment, documentation and testing of its controls, as required by the Sarbanes-Oxley Act of 2002. No material weaknesses were identified. The Company’s management, including the CEO and CFO, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2015, and has concluded that there was no change during this period that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Except as described below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For a detailed description of risk factors, refer to Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

The proposed merger between Standard Pacific and the Company may present certain risks to the Company’s business and operations.

On June 14, 2015, the Company entered into a Merger Agreement with Standard Pacific. Subject to the terms and conditions of the Merger Agreement, Standard Pacific and the Company have agreed that the Company will merge with and into Standard Pacific in a “merger of equals,” with Standard Pacific continuing as the Surviving Corporation, and the separate corporate existence of the Company will cease. Subject to the terms and conditions of the Merger Agreement, which was unanimously approved by the boards of directors of Standard Pacific and the Company, if the Merger is completed, each five shares of common stock issued and outstanding of Standard Pacific will be combined and converted into one issued and outstanding share of common stock of the Surviving Corporation and each share of common stock of the Company issued and outstanding will be converted and exchangeable for 1.0191 issued and outstanding shares of common stock of the Surviving Corporation. The proposed merger is subject to approval by the shareholders of the Company and Standard Pacific and other customary closing conditions. The Company currently expects the transaction to close in early Fall 2015.

The Merger may present certain risks to the Company’s business and operations prior to the closing of the Merger, including, among other things, risks that:

•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;

•	management’s attention and other company resources may be focused on the Merger instead of on day-to-day management activities, including pursuing other opportunities beneficial to the Company;

•	we may incur substantial unexpected transaction fees and merger-related costs;

•	the Merger may not be completed, which may have an adverse effect on our stock price and future business and financial results; and

•	the Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company.

In addition, certain risks may continue to exist after the closing of the Merger, including, among other things, risks that:

•
we may be unable to integrate successfully our businesses and workforces with those of Standard Pacific and many of the anticipated benefits of combining the Company and Standard Pacific may not be realized;

•
completion of the Merger may trigger assignment, change of control or other provisions in certain commercial contracts to which the Company is a party, such that counterparties may potentially have the right to terminate the contracts or give consent to the Merger;

•	the Surviving Corporation may lose management personnel and other key employees and be unable to attract and retain such personnel and employees; and

•	launching branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers.

These risks, as they relate to the Company as part of the Surviving Corporation and additional risks associated with the Merger, are qualified in their entirety by reference to and are described in more detail under the heading “Risk Factors” in the preliminary joint proxy statement/prospectus contained in Standard Pacific’s Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission on July 2, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2006, the Company announced that it had received authorization from its Board of Directors to purchase shares totaling $175.0 million. During the three- and six-month periods ended June 30, 2015, there were no shares repurchased in accordance with this authorization. At June 30, 2015, there were approximately 2.4 million shares available for purchase in accordance with this authorization, based on the Company’s stock price on that date. This authorization does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of June 14, 2015, by and between Standard Pacific Corp. and The Ryland Group, Inc.
(Incorporated by reference from Form 8-K, filed July 2, 2015)

3.1	Amendment to the Bylaws of The Ryland Group, Inc.
(Incorporated by reference from Form 8-K, filed June 15, 2015)

10.1	2015 Executive Officer Long-Term Incentive Plan
(Incorporated by reference from Form 8-K, filed February 27, 2015)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

101.INS	XBRL Instance Document
(Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Filed herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Filed herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Filed herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Filed herewith)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE RYLAND GROUP, INC.
Registrant

July 28, 2015	By: /s/ Gordon A. Milne
Date	Gordon A. Milne
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of June 14, 2015, by and between Standard Pacific Corp. and The Ryland Group, Inc.
(Incorporated by reference from Form 8-K, filed July 2, 2015)

3.1	Amendment to the Bylaws of The Ryland Group, Inc.
(Incorporated by reference from Form 8-K, filed June 15, 2015)

10.1	2015 Executive Officer Long-Term Incentive Plan
(Incorporated by reference from Form 8-K, filed February 27, 2015)

12.1	Computation of Ratio of Earnings to Fixed Charges
(Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

101.INS	XBRL Instance Document
(Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document
(Filed herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document
(Filed herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document
(Filed herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Document
(Filed herewith)